Form 10-K
period 1996-04-27
PATTERSON DENTAL CO
filed 1996-07-26
CIK 891024

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 27, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

                          Commission File No. 0-20572

                           PATTERSON DENTAL COMPANY
            (Exact name of registrant as specified in its charter)

                Minnesota                            41-0886515
       (State or other jurisdiction of  (I.R.S. Employer Identification No.)
        incorporation or organization)

                           1031 Mendota Heights Road
                          St. Paul, Minnesota  55120
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (612) 686-1600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of July 15, 1996 was approximately $427,296,000.

As of July 15, 1996, there were 21,551,616 shares of Common Stock of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

        Document Incorporated                              Part of Form 10-K
        ---------------------                              -----------------

Proxy Statement for 1996 Annual Meeting of Shareholders        Part III

                                FORM 10-K INDEX

                                                                                Page

PART I...........................................................................  1
      Item 1.   BUSINESS.........................................................  1
      Item 2.   PROPERTIES.......................................................  7
      Item 3.   LEGAL PROCEEDINGS................................................  7
      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  8

PART II..........................................................................  8
      Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS..............................................  8
      Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA.............................  9
      Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.............................. 10
      Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 15
      Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 28

PART III......................................................................... 28
      Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 28
      Item 11.  EXECUTIVE COMPENSATION........................................... 29
      Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT....................................................... 29
      Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 29

PART IV.......................................................................... 29
     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.......................................................... 29
     SIGNATURES.................................................................. 31

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Patterson Dental Company ("Patterson" or the "Company") distributes dental supplies and equipment in the United States and Canada. The Company currently supplies a full line of over 70,000 products to dentists, dental laboratories and institutions. These products include supplies such as x-ray film and solutions, impression materials and restorative materials, hand instruments and sterilization and protective products and equipment such as x-ray machines, handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company's product line includes approximately 1,500 private-label products sold under the Patterson name. Patterson also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Direct Dental Supply Co.; Patterson Dental Canada, Inc.; and Patterson Dental Supply, Inc.

     The Company markets its products and services through more than 750 direct sales representatives and equipment specialists who operate through 90 sales offices in the United States and Canada. The Company processes an average of more than 8,000 customer orders each business day using a computerized order processing network that links the Company's sales offices and 9 distribution centers. The Company estimates that 97% of its consumable goods orders are shipped complete within 24 hours. Customers may order through a sales representative or directly from the Company by mail, telephone and, for selected customers, electronically through the Company's personal computer-based remote order entry system (REMO) or hand-held bar code scanner (PDXpress/TM/). To support its marketing efforts and facilitate order entry, Patterson publishes an annual catalog containing approximately 10,000 dental products; a semiannual publication, Patterson Today, featuring dental equipment; and periodic direct mail advertisements highlighting popular and specially priced items.

     In May 1985, a holding company formed by the Company's management and certain investors purchased the Company's predecessor, then a Delaware corporation, from a subsidiary of The Beatrice Companies, Inc. Following the acquisition, management implemented strategies to enhance profitability through improving operating efficiency and the quality and breadth of customer service. The Company instituted a computerized order processing network, improved inventory tracking and other management information systems, introduced centralized purchasing, and reduced the number of distribution locations in the U.S. from 56 to 8. Management also enhanced revenue growth through internal expansion and strategic acquisitions, including the 1987 acquisition of the third largest U.S. distributor of dental products and the 1993 acquisition of the second largest distributor of dental products in Canada. As a result of implementing these strategies, net sales increased from $165.8 million for fiscal 1986 to $581.9 million for fiscal 1996, operating margins increased every year since fiscal 1985 and profitability increased from an operating loss for fiscal 1986 to operating income of $43.7 million for fiscal 1996.

INDUSTRY BACKGROUND

     Patterson estimates that sales of dental supplies and equipment in the United States and Canada were approximately $2.5 billion in 1995. Total expenditures for dental services in the United States increased from $13.3 billion in 1980 to $40.0 billion in 1994. Per capita expenditures increased from $60 in 1980 to $150 in 1994 and are forecasted to reach $270 by the year 2005. The Company believes that the demand for dental services and dental equipment and supplies will continue to be influenced by the following factors:

     .    Demographics. The U.S. population grew from 235.1 million in 1980 to
          271.0 million in 1994, and is expected to reach 295.7 million by 2005. The median age of the population is also increasing and Patterson believes that older dental patients spend more on a per capita basis for dental services.

     . Dental products and techniques. Technological developments in dental products have contributed to advances in dental techniques and procedures, including cosmetic dentistry and dental implantation.

     . Demand for certain dental procedures. Demand is growing for preventive dentistry and periodontic (the treatment of gums), endodontic (root canals), orthodontic (braces) and other dental procedures which enable patients to keep their natural teeth longer and improve their appearance.

     . Demand for infection control products. Greater public awareness and new regulations and guidelines instituted by OSHA, the American Dental Association and state regulatory authorities have resulted in increased use of infection control (asepsis) products such as protective clothing, gloves, facemasks and sterilization equipment to prevent the spread of communicable diseases such as AIDS, hepatitis and herpes.

     . Coverage by dental plans. An increasing percentage of dental services are being funded by private dental insurance. The Health Care Financing Administration statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 51% of the $42.2 billion in total expenditures for 1994 as compared to approximately 30% of the $14.4 billion in total expenditures for 1980.

     According to the American Dental Association, there are over 140,000 dentists practicing in the United States in approximately 100,000 dental practices, representing a fragmented, geographically diverse market. Dental supplies and equipment are purchased by dentists from full-service dental distributors such as Patterson, through mail order distributors, or, as to certain products, directly from manufacturers. Full-service distributors typically employ a sales force to make calls on dental offices and to provide quick response time, personal attention and product knowledge. With the introduction of new products and technologies, dentists are demanding more sophisticated, personalized service from distributors of dental products. The Company believes that it is well positioned to compete as a full-service distributor of dental products, based primarily on its qualified and motivated sales force, experienced service technicians, broad range of products and services, accurate and timely delivery, strategic location of sales offices and distribution centers, and competitive pricing.

PATTERSON'S STRATEGY

     Patterson's objective is to remain the leading national distributor of dental supplies, equipment and related services while continuing to improve its profitability and enhance its value to customers. To achieve this objective, Patterson has adopted a strategy of emphasizing its full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions.

     Emphasizing Full-Service Capabilities. Patterson believes that its customers value full service and responsive delivery of quality supplies and equipment, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services. Patterson currently supplies a full line of over 70,000 different inventoried items. Patterson generally ships within 24 hours from distribution centers located strategically throughout the United States. The Company's knowledgeable sales representatives and equipment specialists assist customers in the selection and purchasing of supplies and equipment and provide consultation on office design, equipment requirements and financing. Equipment installation, maintenance and repair is performed by Patterson's trained service technicians.

     Using Technology to Enhance Customer Service. The Company's computerized, remote order entry systems, REMO and PDXpress/TM/, permit Patterson's customers to order products rapidly and accurately from Patterson 24 hours a day, seven days a week. In addition, by utilizing technologies such as computer-aided design (CAD), Patterson is able to provide faster generation and revision of dental office blueprints and a more effective dental office design presentation.

     Continuing to Improve Operating Efficiencies. Patterson continues to implement programs designed to improve operating efficiencies. These programs include enhancing its management information and product handling systems and consolidating its distribution centers to improve product availability and to reduce redundancies in personnel, equipment and certain inventories. In addition, by offering its electronic order entry systems to dentists, Patterson enables its sales representatives to spend more time with existing customers and to call on additional customers.

     Growing through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 1996, Patterson acquired the customer base and certain assets of smaller distributors in Boston; Portland, Maine; Memphis; Salt Lake City; the Washington, D.C. area; Raleigh, North Carolina; Akron, Ohio; St. Louis; Erie (Pa.), Kansas City, Omaha, Youngstown, San Antonio and the Tampa-Orlando-Miami area. In addition, Patterson also expanded by opening additional sales offices and hiring established sales representatives in Baltimore; Tulsa; Charlotte, North Carolina; and Greenville, Columbia and Charleston, South Carolina. In October 1993, the Company completed the acquisition of Healthco International, Inc.'s Canadian subsidiary, Healthco Canada, Inc. Now known as Patterson Dental Canada, Inc., this subsidiary, which the Company believes is one of the two largest full service dental products distributors in Canada, employs approximately 385 people, 107 of whom are sales representatives. Patterson Dental Canada, Inc. has eleven sales offices throughout Canada, including its headquarters facility in Montreal, which also serves as its distribution center for Canada. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental products distribution industry.

PRODUCTS

     Patterson distributes approximately 70,000 dental products categorized as supplies, equipment and other. The following table shows the approximate percentages of net sales contributed by sales category for the last four fiscal years:

              1993   1994   1995   1996
              -----  -----  -----  -----
Supplies....    61%    62%    62%    60
Equipment...    29     27     27     29
Other.......    10     11     11     11
               ---    ---    ---    ---
   Total....   100%   100%   100%   100%
               ===    ===    ===    ===

     Supplies. Patterson offers a wide range of consumable dental products such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); hand instruments; sterilization products; infection control products such as protective clothing, gloves and facemasks; paper, cotton and other disposable products; toothbrushes and a full line of dental accessories including instruments, burs and diamonds. Patterson markets its own private label line of dental supplies consisting of approximately 1,500 items, including anesthetics, instruments, preventative and restorative products, and cotton and paper products. Compared to most name brand supplies, the private label line provides lower prices for the Company's customers and higher margins for the Company.

     Equipment. Patterson offers a wide range of dental equipment including x-ray machines, high and low speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company has obtained distribution rights for the KCP-1000/TM/, an innovative product for cavity preparation. In addition, the Company is the exclusive distributor of the Welch Allyn Reveal(R) intra-oral camera, and its lighted mouth mirror, Denlight(R). Since fiscal 1995, the Company began distributing two new products, a thermal disinfector for cleaning dental instruments prior to sterilization, and the Virtual i O(R) eyeglasses, an audio-video patient distraction device with which the patient can view movies or television while undergoing dental treatment. Patterson estimates that approximately 90% of its equipment sales are made to established dentists, dental laboratories and institutions and that the remainder are made to dentists and dental clinics establishing new practices. Most of the equipment sold by Patterson is custom-ordered.

     Other. Other includes repair parts and labor, and teeth for use in dentures.

SERVICES

     Patterson offers a broad range of services to its customers to support supply and equipment sales.

     Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and Patterson's 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance service for all dental equipment, whether or not purchased from Patterson, including 24-hour handpiece repair service. Patterson's service technicians call on dental offices throughout the United States for equipment repair and maintenance. A computerized scheduling, tracking and billing system documents and instantly retrieves customer repair histories, and helps Patterson to keep frequently needed repair items in inventory.

     Electronic Order Entry Systems. Patterson's computerized remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Remote Order Entry (REMO), introduced in 1987, gives customers direct and immediate access through a personal computer to a database containing Patterson's complete inventory. In September 1991, the Company began offering "use installed" customers PDXpress, a computerized order entry system utilizing a hand-held bar code scanner. PDXpress eliminates handwritten order forms by permitting a user to scan a product bar code from an inventory tag system or from Patterson's bar-coded catalog. More than 5,500 Patterson customers currently utilize either REMO or PDXpress to order dental supplies. REMO and PDXpress are provided at no additional charge to customers who maintain certain minimum purchase requirements.

     Dental Office Design. Patterson provides dental office layout and design services through its staff of 94 equipment specialists. Through the use of Patterson's own computer-aided design (CAD) program, equipment specialists can create original or revised dental office blueprints in a fraction of the time required to produce conventional drawings. Customers purchasing major equipment items receive dental office design services at no additional charge.

     Equipment Financing. The Company arranges financing for qualified purchasers of equipment. The Company sells its retail installment contracts to a third party or, alternatively, arranges financing/leasing through a third party. In fiscal 1996, the Company originated over $42 million of equipment finance contracts.

     Equipment financing is provided by BA Credit Corp., a unit of BankAmerica, pursuant to an agreement entered into in July 1993. Applications for financing originated by the Company are reviewed by BA Credit Corp. which upon approval may purchase the equipment and lease it to the customer or purchase an installment sale contract from the Company without recourse.

     In May 1994, the Company entered into a Receivables Purchase Agreement with PNC Bank, National Association, under which PNC Bank committed to purchase, on a limited recourse basis, the Company's installment sale contracts secured by dental equipment. The Company services the accounts, for which it receives servicing fees. PNC Bank's initial commitment of $15 million was increased to $25 million effective August 1995. As of April 27, 1996, no significant amount was available for purchase under this facility by PNC Bank. PNC Bank's commitment to purchase additional contracts expired effective May 1996.

     In April 1996, the Company entered into a Contract Purchase Agreement with First Bank National Association, under which First Bank committed to purchase from the Company, on a limited recourse basis, the Company's installment sale contracts secured by dental equipment. The Company services the accounts. First Bank has committed up to a combined $30 million for both installment contract receivables outstanding and unsecured borrowings under a revolving credit agreement with the Company. As of April 27, 1996, First Bank had purchased $6.7 million under the Contract Purchase Agreement.

SALES AND MARKETING

     During fiscal 1996, Patterson sold its products to over 73,000 customers who made one or more purchases of supplies during the year. Patterson's customers include dentists, dental laboratories and institutions. No single customer accounted for more than 1% of sales during fiscal 1995, and Patterson is not dependent on any customer or group of customers.

     Due to the fragmented nature of the dental products market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. As of April 27, 1996, Patterson employed approximately 750 trained sales representatives, 94 of whom were equipment specialists. Each representative works within an assigned sales territory from one of 90 sales offices under the supervision of a branch sales manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some representatives receiving a base salary and commission.

     To assist its sales representatives, Patterson publishes a variety of catalogs and fliers containing product and service information. Patterson's customers receive an annual, full-line product catalog containing over 10,000 inventoried items. A separate catalog limited to high-volume products contains bar coding and product numbers, permitting PDXpress/TM/ users to enter orders electronically 24 hours a day, seven days a week. Selected consumable supplies, new products, specially priced items and high-demand items such as asepsis products are promoted through merchandise fliers printed bimonthly and distributed to over 100,000 dentists nationwide. In addition, equipment sold by the Company is featured in the Company's semiannual publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson, and information on equipment maintenance.

     The Company believes that its computerized remote order entry systems, REMO and PDXpress/TM/, help to establish relationships with new customers and increase loyalty among existing customers. Patterson provides these systems at no additional cost to customers who maintain certain minimum purchase requirements.

DISTRIBUTION

     Patterson ships its supplies from 9 distribution centers. The Company's 90 sales offices in the United States and Canada are configured with display areas where the latest dental equipment can be demonstrated. Equipment inventory is also staged at sales offices before delivery to dental offices for installation.

     Patterson processes an average of more than 8,000 orders per day. A customer can place an order through a sales representative, by telephone utilizing a Patterson catalog or other publication and, for selected customers, electronically utilizing REMO or PDXpress. All orders are routed through one of the Company's branch offices and are entered into a computerized ordering, shipping and inventory system, which links each of the Company's distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs shipment of the item from another center. As items are ordered, the system automatically records reductions in the inventory of the items. Each order is printed out in the shipping department of the appropriate distribution center, where employees pick and pack the order. All orders are checked for accuracy before shipment by common carrier. The Company estimates that 97% of its consumable goods orders are shipped complete within 24 hours.

          In order to assure the availability of products for delivery to customers, the Company must maintain significant working capital to enable it to carry substantial inventories at its distribution centers. The Company's inventory consists mostly of dental supply items; equipment is generally custom-ordered by customers. By utilizing its computerized inventory management and ordering systems, the Company is able to accurately predict inventory turns in order to minimize inventory levels for each item.

Sources of Supply

          The Company obtains dental products from approximately 1,100 vendors. In calendar 1996, the Company's top 10 vendors and single largest vendor accounted for approximately 58% and 9%, respectively, of the cost of products sold. There is more than one source of supply for almost all of the categories of products sold by the Company.

Competition

          The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service distributors and mail-order distributors. In addition to Patterson and two other national, full-service firms, Sullivan Dental Products, Inc. and the Henry Schein Company ("Schein"), there are at least 20 full-service distributors which operate on a regional level, and hundreds of small local distributors. Approximately 28 of these independent distributors are members of a purchasing group known as the ADC buying group ("ADC"). ADC purchases dental products and obtains volume discounts for the benefit of its members. ADC members, who market and sell products independently, are believed to have combined sales exceeding those of the Company. Although the Company does not have reliable information regarding the market share of mail-order companies, it believes that Schein is the largest mail-order company. Patterson believes that it competes with full-service distributors and mail-order distributors based primarily on its qualified and motivated sales force, experienced service technicians, broad range of products and services, accurate and timely delivery, strategic location of sales offices and distribution centers, and competitive pricing.

Trademarks

          Patterson has registered with the United States Patent and the Trademark Office the marks "Patterson" and "PDXpress." The Company believes that the Patterson mark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company.

Employees

          As of April 27, 1996, the Company employed 2,500 people in the United States and Canada on a full-time basis, consisting of 108 management employees, 769 sales representatives, 607 service technicians, 619 office, clerical and administrative employees and 397 distribution employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson's employees is subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

Governmental Regulation

          The manufacture of certain dental equipment and devices distributed by the Company is subject to regulation by the United States Food and Drug Administration (the "FDA") pursuant to the Federal Food,

Drug and Cosmetic Act and the Medical Device Amendments of 1976, and regulations promulgated thereunder. Such regulation is imposed primarily on manufacturers of medical devices. The Safe Medical Devices Act of 1990 (the "SMDA") requires manufacturers, distributors and end-users to report information that "reasonably suggests" that there is a probability that a device marketed by a distributor has caused or contributed to a death, serious illness or serious injury. The Company believes that it is in compliance with the SMDA.

Item 2.   PROPERTIES

          As of April 27, 1996, Patterson's 98 facilities consisted of 88 sales offices, 7 distribution centers, two combined sales office/distribution centers, and its headquarters building. All but six facilities are leased and, with few exceptions, such leases are for three to five-year terms. As of April 27, 1996, the Company leased approximately 631,000 square feet at an annual cost of $6.40 per square foot. The Company considers its facilities to be well-maintained and suitable for its purposes.

          The Company has made a significant investment in computer, data processing and automated office equipment systems and it plans to continuously upgrade these systems. The Company believes that technology-based systems are crucial in supporting its operating efficiency and providing it with a competitive advantage.

Item 3.   LEGAL PROCEEDINGS

          The Company has been involved in various legal proceedings arising in the ordinary course of business. Some of these proceedings involve claims against the Company for alleged personal injuries arising out of the use of dental products manufactured by third parties and distributed by the Company. The Company believes that if any of such cases are determined in favor of the claimants, the manufacturers of such products would have primary responsibility for any damages because Patterson is a distributor of finished goods manufactured by third parties. In the event that a manufacturer of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company could have liability for the entire judgment. Since May 1985 the Company has maintained products liability insurance coverage for any potential liability for claims arising out of products sold by the Company. The Company believes that any liabilities which might result from pending cases and claims relating to events occurring after May 1985 would be adequately covered by such insurance and that any unfavorable results in such cases would not have a material adverse effect on the Company's business or financial condition. With respect to claims relating to events occurring prior to May 1985, the agreement providing for the acquisition of Patterson from The Beatrice Companies, Inc. provides that Beatrice and its successors are obligated to indemnify the Company for losses exceeding a litigation reserve established at the time of the acquisition plus $200,000. As of April 27, 1996, the litigation reserve had a balance of $49,000. Beatrice has not been notified of pending litigation and has not contested its obligation to indemnify the Company. In the past, lawsuits have been brought against the Company and other defendants, including product manufacturers and distributors, by individuals claiming injuries allegedly suffered as a result of exposure to amalgam alloys containing mercury. Each of these lawsuits was dismissed with a result favorable to the Company, and no such claims are currently pending. While the Company believes that such claims will not have a material adverse effect on its business or financial condition, no assurance can be given that additional litigation will not be commenced in the future against the Company and manufacturers of amalgams if adverse regulatory actions concerning the use and exposure to such products are adopted, or reliable scientific data are released concerning harmful effects of amalgams containing mercury. Further, although the Company has insurance coverage for product liability claims relating to events occurring after May 1985 and is entitled to indemnification from third parties under certain circumstances, there is no assurance that any such additional litigation would not have a material adverse effect on the Company's business or financial condition in the future.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the Company's shareholders during the three-month period ended April 27, 1996.



                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock began trading under the symbol "PDCO" on the NASDAQ National Market System in October 1992.

          The following table sets forth the range of high and low sale prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years. Quotations for such periods are as reported by NASDAQ for National Market System issues.


                                     HIGH      LOW
                                     -------   ------
               Fiscal 1995
                  First Quarter...   23-13/16  16-3/4
                  Second Quarter..   21        15-3/4
                  Third Quarter...   22-5/8    17-1/4
                  Fourth Quarter..   25-1/2    20-1/4
               Fiscal 1996
                  First Quarter...   27-1/4    21-3/4
                  Second Quarter..   28-1/2    22-3/4
                  Third Quarter...   28-5/16   23-1/2
                  Fourth Quarter..   31-3/4    24-1/2

          On July 15, 1996, the number of holders of record of Common Stock was 1,232. The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (612) 450-4064.

          The Company has not paid any dividends on its Common Stock since its initial public offering and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
    (In thousands, except per share amounts)

                                                                         Fiscal Years Ended
                             ---------------------------------------------------------------------------------------------------
                               April    April     April      April     April     April       April     April     April     April
                                27,       29,       30,       24,       25,       27,         28,       29,       30,       25,
                               1996      1995      1994      1993      1992      1991        1990      1989      1988      1987
                             --------  --------  --------  --------  --------  --------    --------  --------  --------  --------
Statement of Operations Data:
- -----------------------------
Net sales                    $581,893  $532,598  $466,882  $342,826  $277,057   $243,130   $220,583  $218,177  $198,188  $157,979
Cost of sales                 376,507   342,868   301,239   223,501   180,226    156,785    142,138   143,684   129,833   103,089
                             --------  --------  --------  --------  --------   --------   --------  --------  --------  --------
Gross profit                  205,386   189,730   165,643   119,325    96,831     86,345     78,445    74,493    68,355    54,890
Operating expenses            161,676   151,640   134,317    99,032    83,319     75,017     70,459    67,761    62,315    53,727
                             --------  --------  --------  --------  --------   --------   --------  --------  --------  --------
Operating income               43,710    38,090    31,326    20,293    13,512     11,328      7,986     6,732     6,040     1,163
Other income (expense) -
 net                            1,998     1,043       643       134      (945)      (871)     1,061     1,176     1,305     1,731
                             --------  --------  --------  --------  --------   --------   --------  --------  --------  --------
Income before income taxes
 and extraordinary item        45,708    39,133    31,969    20,427    12,567     10,457      9,047     7,908     7,345     2,894
Income taxes                   16,961    14,953    12,683     7,219     4,041      3,128      3,015     2,680        63         3
                             --------  --------  --------  --------  --------   --------   --------  --------  --------  --------
Income before
 extraordinary item          $ 28,747    24,180    19,286    13,208     8,526      7,329      6,032     5,228     7,282     2,891
Extraordinary item (less
 income tax benefit of
 $281)                            ---       ---       ---      (453)      ---       ---        ---        ---       ---       ---
                             --------  --------  --------  --------  --------   --------   --------  --------  --------  --------
Net income                   $ 28,747  $ 24,180  $ 19,286  $ 12,755  $  8,526   $  7,329   $  6,032  $  5,228  $  7,282  $  2,891
                             ========  ========  ========  ========  ========   ========   ========  ========  ========  ========

Earnings per common
 and common
 equivalent share:(1)
    Earnings before
     extraordinary item      $   1.31  $   1.10  $   0.87  $  0.62   $   0.38   $   0.32   $   0.30  $   0.26  $   0.36  $   0.14
    Loss - extraordinary
     item                          --        --        --    (0.02)        --         --         --        --        --        --
                             --------  --------  --------  -------   --------   --------   --------  --------  --------  --------
    Net Earnings                $1.31     $1.10     $0.87    $0.60      $0.38      $0.32      $0.30     $0.26     $0.36     $0.14
                             ========  ========  ========  =======   ========   ========   ========  ========  ========  ========
Weighted average common
 and common
 equivalent shares
 outstanding (1)               21,539    21,488    21,485   19,842     18,498     18,474     20,334    20,111    20,124    20,690

Dividends per common share
 (1)                              ---       ---       ---      ---        ---        ---        ---     $0.49       ---       ---


Balance Sheet Data:
- ---------------------------
Working capital              $111,869  $ 87,229  $ 72,301  $ 56,546  $ 35,227   $ 30,616   $ 31,355  $ 37,584  $ 41,166  $ 33,781
Total assets                  202,800   170,768   136,196   104,630    75,250     64,554     61,267    63,055    69,041    53,918
Total debt                      3,175     3,324     9,064        21    19,224     21,634      3,640    14,173    14,137    16,780
Stockholders' equity          127,121    97,191    72,179    53,142    10,686      2,202     17,086    10,934    15,066     7,724

____________

(1) Amounts are adjusted for stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that involve risks and uncertainties relating to the future performance of the Company, and actual events or results may differ materially. In evaluating such statements, shareholders and prospective investors should specifically review the various factors identified under the caption "Factors That May Affect Future Operating Results" which could cause actual results to differ materially from those indicated in such forward-looking statements.

RESULTS OF OPERATIONS
- ---------------------

     The following table summarizes the results of operations over the past three fiscal years. Each item is shown as a percent of that year's net sales:

                               1996    1995    1994
                              ------  ------  ------

       Net sales............  100.0%  100.0%  100.0%
       Cost of sales........   64.7    64.4    64.5
                              -----   -----   -----
       Gross profit.........   35.3    35.6    35.5
       Operating expenses...   27.8    28.5    28.8
                              -----   -----   -----
       Operating income.....    7.5     7.1     6.7
       Other income.........    0.3     0.2     0.1
                              -----   -----   -----
       Income before taxes..    7.8     7.3     6.8
       Income taxes.........    2.9     2.8     2.7
                              -----   -----   -----
       Net income...........    4.9%    4.5%    4.1%
                              =====   =====   =====

FISCAL 1996 COMPARED TO FISCAL 1995

     Net Sales. Net sales increased 9.3% to $581.9 million for fiscal 1996 compared with $532.6 million in fiscal 1995. Supplies constituted 60% of sales in fiscal 1996 vs. 62% in fiscal 1995, and equipment accounted for 29% vs. 27%. Other products and services were 11% of sales for both periods. The increase in sales is attributable primarily to higher unit sales in most of the Company's product lines and to a lesser extent price increases. The unit increases occurred primarily in equipment sales and more specifically in the sale of Reveal interoral cameras, which accounted for 2.8% of the 9.3% sales increase. The number of customers who purchased consumable dental supplies from the Company was 73,600 and the average consumable sales per customer increased 9.2% to $4,600 in fiscal 1996.

     Gross Profit. As a result of increased sales, gross profit increased 8.3% to $205.4 million for fiscal 1996 compared to $189.7 million for fiscal 1995. Gross margin decreased to 35.3% in fiscal 1996 from 35.6% in fiscal 1995. The reduction in gross margin was primarily the result of the increase in equipment sales as a percent of total sales and the lower margin on equipment sales compared to supply sales, and a larger LIFO adjustment in fiscal 1996.

     Operating Expenses. Operating expenses increased 6.6% to $161.7 million for fiscal 1996 compared with $151.6 million for fiscal 1995. Increased sales volume was the main reason for the increase in operating expenses. The U.S. operating expenses as a percent of sales decreased in fiscal 1996. The U.S. operation's decrease in operating expense ratio was due mainly to its ability to move more product through its distribution system without incurring a proportionate increase in expenses. The U.S. operating expense ratio declined to 27.0% from 27.7%, and the Company's Canadian subsidiary operating expense ratio remained unchanged at 35.0%. As a result, the consolidated operating expense ratio declined to 27.8% from 28.5%.

     Operating Income. Operating income increased 14.8% to $43.7 million for fiscal 1996 compared with $38.1 million for fiscal 1995. Operating income as a percent of sales increased to 7.5% from 7.1% due primarily to the decrease in operating expenses as a percent of sales.

     Other Income. Other income was $1,998,000 in fiscal 1996 compared with $1,043,000 in fiscal 1995. The gain was due mainly to an increase in interest income from financing customers' equipment purchases and short-term investment of excess cash.

     Income Taxes. The Company's effective tax rate was 37.1% for fiscal 1996 and 38.2% for fiscal 1995. The decrease in the effective tax rate results primarily from higher profits in our Canadian subsidiary and utilization of the Canadian subsidiary's net operating loss carryforwards, and an increase in tax-exempt interest income. The Company's Canadian subsidiary's income before taxes increased 95% to $1.4 million for fiscal 1996 from $0.7 million in fiscal 1995.

     Net Income. Net income increased $4.6 million, or 18.9%, to $28.7 million for fiscal 1996 on a 9.3% increase in sales. Net income of $28.7 million represented a 25.6% return on average equity compared with a return on average equity of 28.6% for fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

     Net Sales. Net sales increased 14.1% to $532.6 million for fiscal 1995 compared with $466.9 million in fiscal 1994. The sales mix was identical for both years, with supplies constituting 62%, equipment 27% and other products and services 11%. Fiscal 1995 consisted of 52 weeks of Canadian subsidiary sales and fiscal 1994 consisted of 30 weeks of Canadian subsidiary sales (the Canadian subsidiary was acquired on October 1, 1993). The additional 22 weeks of Canadian subsidiary sales contributed 4.9% of the total 14.1% increase in sales. The remaining 9.2% increase in sales is attributable primarily to higher unit sales in most of the Company's product lines and to a lesser extent price increases. The growth in unit sales was offset by one less selling week in the U.S. for fiscal 1995. The number of customers who purchased consumable dental supplies from the Company was 75,200 and the average consumable sales per customer increased 12.7% to $4,200 in fiscal 1995.

     Gross Profit. As a result of increased sales, gross profit increased 14.5% to $189.7 million for fiscal 1995 compared with $165.6 million for fiscal 1994. Gross margin as a percent of sales increased to 35.6% in fiscal 1995 from 35.5% in fiscal 1994. The improvement in gross margin can be attributed to the additional 22 weeks of the Company's Canadian subsidiary sales in fiscal 1995, and the higher margins associated with the Company's Canadian subsidiary sales. The improvement in gross margin was partially offset by the higher LIFO adjustment in fiscal 1995 ($785,000) versus fiscal 1994 ($190,000). See note 1 of Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Inventory.

     Operating Expenses. Operating expenses increased 12.9% to $151.6 million for fiscal 1995 compared with $134.3 million for fiscal 1994. Increased sales volume was the main reason for the increase in operating expenses. Both the U.S. and the Company's Canadian subsidiary operating expenses as a percent of sales decreased in fiscal 1995. The U.S. operation's decrease in operating expense ratio was due mainly to its ability to move more product through its distribution system without incurring a proportionate increase in expenses. The Canadian subsidiary's decrease in operating expense ratio results from cost reductions and increased sales. The rate at which the Canadian subsidiary's ratio declined is not expected to be as great next year. The U.S. operating expense ratio declined to 27.7% from 28.0%, and the Company's Canadian subsidiary operating expense ratio declined from 40.6% to 35.0%. As a result, the consolidated operating expense ratio declined to 28.5% from 28.8%.

     Operating Income. Operating income increased 21.6% to $38.1 million for fiscal 1995 compared with $31.3 million for fiscal 1994. Operating income as a percent of sales increased to 7.1% from 6.7% due primarily to the decrease in operating expenses as a percent of sales, and to a lesser extent from the increase in gross margin.

     Other Income. Other income was $1,043,000 in fiscal 1995 compared with $643,000 in fiscal 1994. The gain was due mainly to a $315,000 increase in income earned on financing of customer equipment purchases.

     Income Taxes. The Company's effective tax rate was 38.2% for fiscal 1995 and 39.7% for fiscal 1994. The decrease in the effective tax rate results primarily from a profit in our Canadian subsidiary and utilization of the Canadian subsidiary's net operating loss carryforwards, versus a loss in the prior year for which no tax benefit was recognized.

     Net Income. Net income increased $4.9 million, or 25.4%, to $24.2 million for fiscal 1995 on a 14.1% increase in sales. The Company's Canadian subsidiary net income increased by $1.9 million to a profit of $0.7 million for fiscal 1995 from a loss of $1.2 million for fiscal 1994. Net income of $24.2 million represented a 28.6% return on average equity compared with return on average equity of 30.8% for fiscal 1994.

Liquidity and Capital Resources

     The following table summarizes certain balance sheet items as a percent of total assets.

                               April 27, 1996   April 29, 1995
                               ---------------  ---------------

     Total assets                   100.0%           100.0%
     Current assets                  86.1             86.3
     Current liabilities             31.0             35.2
     Long-term debt                   1.5              1.9
     Deferred tax liability           0.6              0.4
     Stockholders' equity            62.7             56.9


     Working capital rose 28.2% to $111.9 million at the end of fiscal 1996 compared with $87.2 million in fiscal 1995. The increase in working capital occurred primarily in cash and cash equivalents which resulted from net profits of $28.7 million for the fiscal year ended April 27, 1996. The current ratio increased from 2.4 to 1 to 2.8 to 1 during this period.

     Patterson continues to maintain appropriate balance sheet liquidity with cash and receivables representing 61% of total assets at fiscal year end 1996. The quick ratio was at 2.0 to 1 at year-end 1996.

     Capital expenditures net of dispositions were $6.9 million in fiscal 1996 compared with $6.2 million in fiscal 1995. In fiscal 1996, $4.3 million was invested in the new California distribution center, and $1.1 million was invested in new data processing equipment including remote order entry systems (REMO and PDXpress/TM/). The planned fiscal 1997 capital expenditures are $5.7 million, which includes $3.2 million in new data processing equipment.

     At the end of fiscal 1996, the Company had $46.1 million in cash; long-term debt of $3.0 million, which consisted of the mortgage on its Montreal facility; and a $30.0 million bank credit agreement. The bank credit agreement provides for unsecured borrowings and sales of installment contract receivables of up to a combined $30 million until April, 1997. The agreement requires that the Company maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 27, 1996. The Company believes it has sufficient capital, committed bank lines and additional borrowing capacity to meet existing and presently anticipated needs.

ASSET MANAGEMENT

     The following table summarizes the Company's days sales outstanding, inventory turnover, and sales per employee over the past three fiscal years:

                                    1996      1995      1994
                                    ----      ----      ----

     Day sales outstanding            45        45        46
     Inventory turnover(1)           7.1       7.1       7.7
     Sales per employee (000's)     $233      $228      $239

(1) The inventory values used in this calculation are the LIFO inventory values for U.S. inventories and the FIFO inventory value for Canadian inventories.

     Days sales outstanding have remained relatively constant over the past three years.

     The inventory balance decreased $11.4 million to $48.8 million at the end of fiscal 1996 from $60.2 million at the end of fiscal 1995. The decrease was due primarily to the forward buying opportunities that were taken advantage of at the end of fiscal 1995, which were not available at the end of fiscal 1996.

EFFECT OF INFLATION

     Inflation has not had a significant effect on the Company's operations and the Company believes that supplier price increases can be passed on to its customers.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company wishes to caution shareholders and prospective investors that the following important factors, among others, could in the future affect the Company's actual operating results which could differ materially from those expressed in any forward-looking statements made by the Company. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

     . Reduced growth in expenditures for dental services by private dental insurance plans.

     . Accuracy of the Company's assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive dental services such as periodontic, endodontic and orthodontic procedures.

     . The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

     . The effects of health care reform, increasing emphasis on controlling health care costs and legislation or regulation of health care pricing, all of which may affect the ability of dentists to obtain reimbursement for use of new and state-of-the-art procedures and technologies.

     . The amount and rate of growth of the Company's selling, general and administrative expenses.

     . The effects of, and changes in, U.S. and world social and economic conditions, monetary and fiscal conditions, laws and regulations, other activities of governments, agencies and similar organizations, trade policies and taxes, import and other charges, inflation and monetary fluctuations; the ability or inability of the Company to obtain or hedge against foreign currencies, foreign exchange rates and fluctuations in those rates.

     . Ability of the Company to retain its base of customers and to increase its market share.

     . The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

     . Changes in economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

     . The Company's ability to meet increased competition from national, regional and full-service distributors and mail-order distributors of dental products, while maintaining current or improved profit margins.

     . Continued ability to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Patterson Dental Company

We have audited the accompanying consolidated balance sheets of Patterson Dental Company as of April 27, 1996 and April 29, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Patterson Dental Company at April 27, 1996 and April 29, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 27, 1996, in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, the Company changed its method of estimating inventory cost indices used in its LIFO inventory valuation in fiscal 1995.


Minneapolis, Minnesota                 Ernst & Young LLP
May 29, 1996, except for Note 7
as to which the date is July 3, 1996

                           PATTERSON DENTAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                    ASSETS

                                                                                     APRIL 27,    APRIL 29,
                                                                                      1996         1995
Current assets:
  Cash and cash equivalents......................................................    $ 46,056     $ 13,570
  Receivables, net of allowance for doubtful accounts of $4,872 and $5,412
  at April 27, 1996 and April 29, 1995, respectively.............................      77,215       70,736
  Inventory......................................................................      48,787       60,188
  Prepaid expenses...............................................................       1,729        2,079
  Deferred taxes.................................................................         898          847
                                                                                     --------     --------
    Total current assets.........................................................     174,685      147,420
Property and equipment, net......................................................      25,740       22,486
Other............................................................................       2,375          862
                                                                                     --------     --------
    Total assets.................................................................    $202,800     $170,768
                                                                                     ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................    $ 42,520     $ 42,998
   Accrued payroll expense.......................................................       9,504        7,958
   Other accrued expenses........................................................       8,421        7,383
   Income taxes payable..........................................................       2,220        1,716
   Current maturities of long-term debt..........................................         151          136
                                                                                     --------     --------
      Total current liabilities..................................................      62,816       60,191
Long-term debt...................................................................       3,024        3,188
Deferred taxes...................................................................       1,157          631
                                                                                     --------     --------
Total liabilities................................................................      66,997       64,010
Deferred credits.................................................................       8,682        9,567
Commitments and contingent liabilities
Stockholders' equity:
   Preferred Stock Series A, $.01 par value, $11.20 per share liquidation value:
       Authorized shares - 10,000,000
       Issued and outstanding shares - 3,553,627, and 3,564,050 at
           April 27, 1996 and April 29, 1995, respectively.......................      21,885       21,949
   Preferred Stock, $.01 par value:
       Authorized shares - 20,000,000............................................           -            -
   Common stock, $.01 par value:
       Authorized shares  - 100,000,000
       Issued and outstanding shares - 17,701,435, and 17,627,949 at
           April 27, 1996 and April 29, 1995, respectively.......................         177          176

   Additional paid-in capital....................................................      31,435       30,360
   Cumulative translation adjustment.............................................        (189)         (92)
   Retained Earnings.............................................................      89,713       61,587
   Note receivable from ESOP.....................................................     (15,900)     (16,789)
                                                                                     --------     --------
      Total stockholders' equity.................................................     127,121       97,191
                                                                                     --------     --------
      Total liabilities and stockholders' equity.................................    $202,800     $170,768
                                                                                     ========     ========

                           PATTERSON DENTAL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                        YEAR ENDED
                                            -----------------------------------
                                            APRIL 27,   APRIL 29,   APRIL 30,
                                              1996        1995        1994
                                            ----------  ----------  -----------
Net sales.................................   $581,893    $532,598    $466,882

Cost of sales.............................    376,507     342,868     301,239
                                             --------    --------    --------

Gross profit..............................    205,386     189,730     165,643

Operating expenses........................    161,676     151,640     134,317
                                             --------    --------    --------

Operating income..........................     43,710      38,090      31,326

Other income and expense:
    Amortization of deferred credits......        885         885         885
    Finance income, net...................      1,518         632         317
    Interest expense......................       (410)       (503)       (533)
    Profit (loss) on currency exchange....          5          29         (26)
                                             --------    --------    --------

Income before income taxes................     45,708      39,133      31,969

Income taxes..............................     16,961      14,953      12,683
                                             --------    --------    --------

Net income................................   $ 28,747    $ 24,180    $ 19,286
                                             ========    ========    ========

Net income available for
    common shareholders...................   $ 28,125    $ 23,572    $ 18,685
                                             ========    ========    ========
Earnings per common and common
    equivalent share......................      $1.31       $1.10       $0.87
                                             ========    ========    ========

Weighted average common and
    common equivalent shares outstanding..     21,539      21,488      21,485
                                             ========    ========    ========


                           PATTERSON DENTAL COMPANY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               (Dollars in thousands, except per share amounts)



                                    PREFERRED           ADDITIONAL   CUMULATIVE                 NOTE
                                      STOCK     COMMON   PAID-IN    TRANSLATION   RETAINED   RECEIVABLE
                                     SERIES A   STOCK    CAPITAL     ADJUSTMENT   EARNINGS   FROM ESOP     TOTAL
                                    ---------   ------  ----------  -----------   --------   ----------   --------

Balance at April 24, 1993.........    $22,000     $117     $30,088        $   -    $19,389     $(18,452)  $ 53,142

  Tax benefit on unallocated
   ESOP Shares..................            -        -           -            -        292            -        292
  Change in translation
   adjustment.....................          -        -           -         (420)         -            -       (420)
  Common stock issued, net........         (4)       -           4            -          -            -          -
  Dividend paid...................          -        -           -            -       (893)           -       (893)
  Cash payments received on note
   receivable from ESOP...........          -        -           -            -          -          772        772
  Stock split (3 for 2)...........          -       59           -            -        (59)           -          -
  Net income......................          -        -           -            -     19,286            -     19,286
                                    ---------   ------  ----------  -----------    -------   ----------   --------


Balance at April 30, 1994.........     21,996      176      30,092         (420)    38,015      (17,680)    72,179

  Tax benefit on unallocated
   ESOP shares....................          -        -           -            -        283            -        283
  Change in translation
   adjustment.....................          -        -           -          328          -            -        328
  Common stock issued, net........        (47)       -         268            -          -            -        221
  Dividend paid...................          -        -           -            -       (891)           -       (891)
  Cash payments received on note
   receivable from ESOP...........          -        -           -            -          -          891        891
  Net income......................          -        -           -            -     24,180            -     24,180
                                    ---------   ------  ----------  -----------    -------   ----------   --------


Balance at April 29, 1995.........     21,949      176      30,360          (92)    61,587      (16,789)    97,191

  Tax benefit on unallocated
   ESOP shares....................          -        -           -            -        268            -        268
  Change in translation
   adjustment.....................          -        -           -          (97)         -            -        (97)
  Common stock issued, net........        (64)       1       1,075            -          -            -      1,012
  Dividend paid...................          -        -           -            -       (889)           -       (889)
  Cash payments received on note
   receivable from ESOP...........          -        -           -            -          -          889        889
  Net income......................          -        -           -            -     28,747            -     28,747
                                    ---------   ------  ----------  -----------    -------   ----------   --------

Balance at April 27, 1996.........    $21,885     $177     $31,435        $(189)   $89,713     $(15,900)  $127,121
                                    =========   ======  ==========  ===========    =======   ==========   ========

                           PATTERSON DENTAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                           YEAR ENDED
                                                               --------------------------------
                                                               APRIL 27,  APRIL 29,  APRIL 30,
                                                                 1996       1995       1994
                                                               ---------- ---------- ----------


OPERATING ACTIVITIES:
   Net income.................................................  $28,747   $ 24,180   $ 19,286
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation............................................    3,776      3,305      2,510
      Amortization of deferrals...............................   (1,024)      (876)      (875)
      Bad debt expense........................................      472        681        792
      Deferred taxes..........................................      475        234         10
      Change in assets and liabilities net of acquired:
         Increase in receivables..............................   (7,017)    (6,599)   (10,499)
         (Increase) decrease in inventory.....................   12,539    (15,641)    (9,167)
         Increase (decrease) in accounts payable..............     (657)    13,319          4
         Increase in accrued liabilities......................    2,488      2,927        952
         Other changes from operating activities, net.........    1,164       (107)       245
                                                                -------   --------   --------
         Net cash provided by operating activities............   40,963     21,423      3,258

INVESTING ACTIVITIES:
   Additions to property and equipment, net...................   (6,906)    (6,175)    (8,951)
   Acquisitions...............................................   (2,401)         -     (8,399)
                                                                -------   --------   --------
   Net cash used in investing activities......................   (9,307)    (6,175)   (17,350)

FINANCING ACTIVITIES:
   Payments and retirement of long-term debt and obligations
    under capital leases......................................     (138)      (118)    (4,717)
   Increase (decrease) in revolving credit....................        -     (5,685)     5,685
   Payment of dividend........................................     (889)      (891)      (893)
   Cash payments received on note receivable from ESOP........      889        891        772
   Common stock issued, net...................................    1,012        229          -
                                                                -------   --------   --------
   Net cash (used in) provided by financing activities........      874     (5,574)       847
   Effect of exchange rate changes on cash....................      (44)        18         (5)
                                                                -------   --------   --------
   Net increase (decrease) in cash and cash equivalents.......   32,486      9,692    (13,250)
   Cash and cash equivalents at beginning of period...........   13,570      3,878     17,128
                                                                -------   --------   --------
   Cash and cash equivalents at end of period.................  $46,056   $ 13,570   $  3,878
                                                                =======   ========   ========

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid..........................................  $15,977   $ 14,993   $ 12,109
   Interest paid..............................................      413        509        804


                            PATTERSON DENTAL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 27, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries Direct Dental Supply Company and Patterson Dental Canada Inc. All significant intercompany transactions have been eliminated in consolidation.

Description of Business

     The Company is the largest provider of dental equipment, supplies and services to dentists, institutional customers and dental laboratories in North America, operating from 98 locations with approximately 2,500 employees. The Company distributes approximately 70,000 dental products from over 1,100 manufacturers, offering specialty items and services including the Patterson private label line of dental items.

Fiscal Year End

     The fiscal year end for the Company is the last Saturday in April. Fiscal year 1994 included fifty-three weeks.

Cash and Cash Equivalents

     Cash equivalents consist of investments in money market funds and floating rate municipal bonds. Cost approximates fair value.

Inventory

     Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories. Inventories valued at LIFO represent 83% of total inventories at April 27, 1996 and 85% at April 29, 1995. In the fourth quarter of fiscal 1995, the Company adopted an internally-generated price index to estimate the change in its inventory costs for use in its LIFO inventory valuation. Previously, the Company used the consumer price index for non-prescription medical equipment and supplies to estimate inventory cost changes. The Company believes that the internal price index better reflects the impact of its inventory cost changes. This change resulted in a reduction of fiscal 1995's cost of sales of approximately $1,800 and an increase in fiscal 1995's net income of approximately $.05 per share. The cumulative effect could not be determined.

     The accumulated LIFO provision was $9,733 at April 27, 1996, and $8,179 at April 29, 1995. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

Property and Equipment

     Property and equipment are stated at cost. The Company provides depreciation on the straight-line method over estimated useful lives of 40 years for buildings, 3 to 20 years for leasehold improvements or the term of the lease, if less, 5 years for data processing equipment, and 5 to 10 years for office furniture and equipment.

Earnings Per Common Share

     Earnings per share information assumes the conversion of Patterson Preferred to Common at the ratio of 1 to 1.08 for shares held by the ESOP. Patterson Preferred along with dilutive stock options are common stock equivalents. For purposes of this computation, net income was reduced by an amount equal to the preferred stock dividends, net of applicable taxes. Such reduction reflects the additional compensation expense necessary to fund the ESOP, absent such dividends.

Income Taxes

     The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" in its financial statements in the first quarter of the year ended April 30, 1994. The adoption of the standard did not have a material impact on financial position or results of operations.

     Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the liability method prescribed by Statement 96. Statement 109 changed the recognition and measurement criteria for deferred tax assets. In addition, Statement 109 requires that the benefit from the tax deductibility of dividends paid on unallocated shares held by an ESOP be treated as a direct credit to stockholder's equity whereas under Statement 96 such benefit was treated as a reduction of income tax expense.

Employee Stock Ownership Plan

     Compensation expense related to the Company's defined contribution ESOP is computed based on the shares allocated method. Such amounts have been reduced by related Preferred Stock dividends.

     The Patterson Preferred Stock Series A (Patterson Preferred) pays an annual dividend of $.25 per share, cumulative and is non-participating. All preferred shares outstanding are held by Patterson's Employee Stock Ownership Plan (ESOP). The shares are redeemable at the option of Patterson any time after June 30, 1996, or earlier upon the occurrence of certain events, some of which are related to the market price of Patterson's Common Stock at a redemption price of $11.20 per share. Patterson Preferred is redeemable at the option of the holder at a redemption price equal to the greater of $11.20 per share plus accumulated dividends, or the fair market value under certain circumstances. Upon distribution ESOP participants receive the greater of the then fair market value or $11.20 per share. Patterson has the option of settling all redemptions and distributions out of the ESOP in either cash, Common Stock or a combination thereof, except participants may elect to receive Common Stock. Patterson Preferred is convertible to Common Stock at the ratio of 1.08 common shares for each share of Patterson Preferred prior to redemption. The holder of Patterson Preferred has the right to vote on a per share basis equal to the 1.08 conversion ratio. Cash dividends on Common Stock cannot be declared or paid until accumulated dividends on Patterson Preferred have been paid or declared and provided for.

Deferred Credits

     Negative goodwill (deferred credit) arose through the purchase of the Patterson business in fiscal 1986 and D.L. Saslow Co., Inc. in fiscal 1988. The Company is amortizing the deferred credits on a straight-line basis over 20 years.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets

     In 1997, the Company will be subject to the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Prior Year Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

2.  ACQUISITIONS

     During 1996, the Company acquired all of the common stock of Barber Dental Supply, Inc., located in Omaha, Nebraska. Barber was merged into the Company. The Company also acquired certain assets of Eagle Dental Supply, Inc., located in Kansas City, Missouri. Both acquisitions have been accounted for as purchases and, accordingly, their net assets and operating results are included in the Company's financial statements from the respective dates of acquisition. The pro forma impact of the acquisitions on the Company's results of operations for all years presented was not material.

     On October 1, 1993, the Company purchased for cash consideration of approximately $8.4 million, Healthco Canada Inc., a wholly owned subsidiary of Healthco International, Inc. Healthco Canada Inc. was engaged in the sale and distribution of dental products in Canada. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the 1994 fiscal period. The proforma information does not purport to be indicative of the results of operations that would have occurred had the acquisition been made as of those dates, or results which may occur in the future.

                                  Year Ended
                                April 30, 1994
                                --------------


Net sales                                 $490,366
Income before taxes                         30,706
Net income                                  18,095
Earnings per share                           $0.79


3.  PROPERTY AND EQUIPMENT

                                         APRIL 27,   APRIL 29,
                                           1996        1995
                                         ---------  ----------
Land...................................   $  2,698     $ 2,549
Buildings..............................     12,637       9,941
Leasehold improvements.................      1,219       1,155
Furniture and equipment................      8,138       5,778
Data processing equipment..............     13,036      12,127
                                          --------     -------
                                            37,728      31,550
Accumulated depreciation...............    (11,988)     (9,064)
                                          --------     -------
                                          $ 25,740     $22,486
                                          ========     =======


4.  LONG-TERM DEBT

                                         APRIL 27,   APRIL 29,
                                           1996        1995
                                         ----------  ---------
     Mortgage..........................   $  3,095     $ 3,216
     Obligations under capital leases..         80         108
                                          --------     -------
                                             3,175       3,324
     Less current maturities...........        151         136
                                          --------     -------
                                          $  3,024     $ 3,188
                                          ========     =======

     The Company has a revolving credit agreement which provides for unsecured borrowings and sales of installment contract receivables of up to a combined $30 million until April 1997. The agreement requires that the Company maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 27, 1996.

     The mortgage obligation is an 11 1/2%, 20 year mortgage starting in 1988 on 5,000 Canadian dollars. The mortgage covers Patterson Dental Canada's Montreal building. Monthly payments are 52 Canadian dollars. Long-term debt becomes due:
$151 in 1997, $169 in 1998, $165 in 1999, $168 in 2000, $188 in 2001 and the
balance thereafter.

5.  LEASES

     The Company leases facilities for its branch locations and office equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows for the years ending in April:

                  1997.............................  $ 3,696
                  1998.............................    3,380
                  1999.............................    2,664


          2000.............................................    1,800
          2001.............................................      861
          Thereafter.......................................      605
                                                             -------
          Total minimum payments required..................  $13,006
                                                             =======

     Rent expense was $4,542, $4,529 and $4,125 for the years ended April 27, 1996, April 29, 1995 and April 30, 1994, respectively.

6.   INCOME TAXES

     For financial reporting purposes, income before income taxes includes the following components:

                                                1996     1995      1994
                                              --------  -------  --------
Income (loss) before income taxes:
     United States..........................  $44,290   $38,404   $33,153
     Canada.................................    1,418       729    (1,184)
                                              -------   -------   -------
      Total.................................  $45,708   $39,133   $31,969
                                              =======   =======   =======

Significant components of the provision for income taxes are as follows

                                               1996      1995      1994
                                              -------   -------  --------
Current:
     Federal................................  $13,642   $12,022   $10,536
     Foreign................................        -         -         -
     State..................................    2,844     2,697     2,137
                                              -------   -------   ------
      Total current.........................   16,486    14,719    12,673


Deferred:
     Federal................................      418       191         9
     Foreign................................        -         -         -
     State..................................       57        43         1
                                              -------   ------    -------
      Total deferred........................      475       234        10
                                              -------   -------   -------

Provisions for income taxes.................  $16,961   $14,953   $12,683
                                              =======   =======   =======

Significant components of the Company's deferred tax liabilities and assets as of April 27, 1996 and April 29, 1995, are as follows:

                                                  1996     1995
                                                -------- --------

     Canadian net operating loss carryforward.  $ 4,162   $ 5,972
     Bad debt allowance.......................      918       914
     Unicap COS...............................      521       894
     ESOP unearned compensation...............      351       112
     Inventory obsolescence reserve...........      286       327
     Hospital insurance.......................      225       280
     Vacation pay accrual.....................      195       188
     LIFO reserve.............................   (1,288)   (1,815)
     Depreciation.............................     (522)     (597)
     Financing income.........................     (835)       --
     Other....................................     (110)      (87)
     Valuation allowance......................   (4,162)   (5,972)
                                                --------   -------


     Total...................................  $  (259)  $   216
                                               =======   =======

   Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expense items for tax and financial statement reporting purposes.

   Income tax expense varies from the amount computed using the U.S. statutory rate. Causes of these differences and the related tax effects are shown below:

                                                1996      1995      1994
                                                ----      ----      ----

Tax at U.S. statutory rate...................  $15,998   $13,697   $11,189
State tax provision, net of federal benefit..    1,886     1,781     1,390
Effect of foreign (income) losses............     (496)     (256)      414
ESOP dividend on allocated preferred stock...      (74)      (63)      (54)
Amortization of deferred credit..............     (310)     (310)     (310)
Other........................................      (43)      104        54
                                               -------   -------   -------
                                               $16,961   $14,953   $12,683
                                               =======   =======   =======


     At April 27, 1996, the Company had net operating loss carryforwards of $10,006 for Canadian income tax purposes that expire in years 1998 through 2001. Those carryforwards resulted from the Company's fiscal 1994 acquisition of Healthco Canada Inc. (see Note 2 - "Acquisitions"). For financial reporting purposes, a valuation allowance of $4,162 has been established to reduce the deferred tax assets to their net realizable value.

7.  EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (ESOP)

     During 1990, the Company's Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each employee who has completed l,000 hours of service during the plan year. During l996, 1995 and 1994, shares with a cost of $800, $900 and $800 respectively, were earned and allocated to ESOP participants.

     During 1996, 1995 and 1994, the ESOP funding was effected through a preferred stock dividend aggregating $889, $891 and $893, respectively, which served to reduce recorded compensation expense.

     At April 27, 1996 and April 29, 1995, indebtedness of the ESOP to the Company is shown as a deduction from stockholders' equity in the consolidated balance sheet.

     At April 27, 1996, 974,900 shares of the ESOP preferred stock were allocated to participants and had a fair value of $33,195.

     On June 24, 1996, the Company called for redemption all of the outstanding shares of the Preferred Stock Series A which had a redemption value of $39,792 plus accrued dividends of $231. The trustee for the ESOP converted the Preferred Shares into 3,837,083 shares of Common Stock on July 3, 1996. Had the stock conversion occurred on April 25, 1993, earnings per share would have been unchanged for each of the three years in the period ended April 27, 1996.

Stock Option Plan

     In June 1992, the Company adopted the Patterson Dental Company 1992 Stock Option Plan (the "Plan"). The Plan provides for the granting of options to designated employees and non-employees, including consultants to the Company, to purchase up to a maximum of 1,350,000 shares of Common Stock. The Plan is administered by the Stock Option Committee, which determines the employees, officers and others who are to receive options, the type of option to be granted, and the number of shares subject to each option and the exercise price of each option.

     Stock options must be granted at an exercise price not less than the fair market value of the Common Stock on the dates the options are granted (or, for persons who own more than 10% of the Company's outstanding voting stock, not less than 110% of such fair market value). No options have been granted to date under the Plan.

Director Stock Option Plan

     In June 1992, the Company adopted the 1992 Director Stock Option Plan (the "Director Option Plan"), pursuant to which 225,000 shares of Common Stock have been reserved for the grant of non-statutory stock options to the Company's outside directors. Options are granted at the fair market value on the date of grant and are exercisable for a period of four years commencing one year after the date of grant. At April 27, 1996, the Company's current outside directors held the following options:


 Date of Grant   Granted    Exercised     Held    Price Per Share
 -------------   -------    ---------    ------   ---------------
    9/1/92        45,000      15,000     30,000       $10.67
    10/1/93       18,000           -     18,000       $21.83
    10/1/94       18,000           -     18,000       $18.00
    10/1/95       18,000           -     18,000       $26.50
                  ------      ------     ------
                  99,000      15,000     84,000
                  ======      ======     ======

Employee Stock Purchase Plan

     In June 1992, the Company adopted a employee stock purchase plan (the "Stock Purchase Plan"). A total of 225,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code is administered by the Board of Directors of the Company, or by a committee appointed by the Board of Directors. Employees are eligible to participate after a year of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at 85% of the lower of the fair market value of the Common Stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 50,747 and 13,279 shares in 1996 and 1995, respectively. At April 27, 1996, 160,974 shares were available for purchase under the plan.

     The Company follows the guidance in accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for its stock-based plans.

8.  LITIGATION

     In the ordinary course of business, the Company is subject to a variety of product-related and employment related liability claims. The Company's management and legal counsel believe that the loss, if any, resulting from these claims will be substantially covered by insurance or third party indemnification, and any uninsured losses from such claims will not have a materially adverse effect on its operations or financial position.

9.   OPERATIONS BY GEOGRAPHIC AREA

     The Company operates predominantly in one industry segment, the distribution of dental supplies, equipment and related services. The following is a summary of the Company's operations in different geographic areas:

                                                     Year Ended
                                          -------------------------------
                                          April 27,  April 29,  April 30,
                                            1996       1995        1994
                                          ---------  ---------  ---------
Net sales from unaffiliated customers:
     United States                         $526,055   $478,361   $437,723
     Canada                                  55,838     54,237     29,159

Operating income:
     United States                         $ 41,744   $ 36,112   $ 31,986
     Canada                                   1,966      1,978       (660)

Identifiable assets:
     United States                         $176,135   $144,665   $115,026
     Canada                                  26,665     26,103     21,170

10.  QUARTERLY RESULTS (unaudited)

     Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 1996 and 1995.


                                                Three Months Ended
                                   ---------------------------------------------
                                   April 27,  January 27,  October 28,  July 29,
                                     1996        1996         1995        1995
                                   ---------  -----------  -----------  --------


          Net sales................ $155,172     $148,672     $143,709  $134,340
          Gross profit.............   55,295       52,148       50,265    47,678
          Operating income.........   12,344       10,780       10,685     9,901
          Net income...............    8,413        7,016        6,999     6,319
          Earnings per common and
           common equivalent share.    $0.38        $0.32        $0.32     $0.29


                                                Three Months Ended
                                   ---------------------------------------------
                                   April 29,  January 29,  October 29,  July 30,
                                     1995         1995         1994      1994
                                   ---------  ----------   -----------  --------

          Net sales................ $140,510     $136,536     $131,926  $123,626
          Gross profit.............   52,177       47,801       46,323    43,429
          Operating income.........   11,201        9,356        9,282     8,251
          Net income...............    7,009        6,009        5,947     5,215
          Earnings per common and
           common equivalent share.    $0.32        $0.27        $0.27     $0.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held September 9, 1996 (the "1996 Proxy Statement"). Set forth below are the names, ages and positions of the executive officers of the Company.

   Peter L. Frechette    58   President and Director
   Ronald E. Ezerski     50   Vice President, Treasurer, Secretary and Director
   James W. Wiltz        50   Vice President, Sales and Distribution
   John V. Dodd          58   Vice President, Management Information Systems

     The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company's officers is employed pursuant to a written employment contract.

BACKGROUND EXECUTIVE OFFICERS

     PETER L. FRECHETTE has been President of the Company since September 1982 and has been a director of Patterson since March 1983. Prior to joining Patterson, Mr. Frechette was employed by American Hospital Supply Corporation for 18 years, the last seven of which he served as president of its Scientific Products Division. Mr. Frechette holds an M.B.A. degree from Northwestern University and a B.S. degree in economics from the University of Wisconsin.

     RONALD E. EZERSKI has been Vice President, Treasurer and Secretary of the Company since December 1982 and was President of its subsidiary, Dental Capital Corporation, from December 1982 until October 1988 when it was merged into the Company. Mr. Ezerski has been a director of Patterson since March 1983. Prior to joining Patterson in December 1982, Mr. Ezerski was Controller and Treasurer of Estech, Inc., a subsidiary of Esmark, Inc. Prior to that, Mr. Ezerski was Manager of the Special Projects Department for two years at Esmark. Prior to his employment with Esmark, Mr. Ezerski spent eight years at Touche Ross & Co. as an assistant and then manager on its audit staff. Mr. Ezerski holds a B.S. degree in accounting from DePaul University and is a certified public accountant.

     JAMES W. WILTZ has been Vice President of the Company since it was acquired from The Beatrice Companies, Inc. and has been employed by Patterson since September 1969, initially as a territory sales representative, then an equipment specialist and later a branch manager. In 1980, Mr. Wiltz was appointed Vice President of the Midwestern Division and was appointed Vice President, Sales and Distribution in 1986.

     JOHN V. DODD joined Patterson in February 1989 as Vice President, Management Information Systems. Prior to joining Patterson, Mr. Dodd was Director of System Development for Ecolab, Inc. Mr. Dodd is a graduate of the University of Illinois and has been associated with G.D. Searle Corporation and Wilson Companies, where he implemented data processing programs for increased productivity in distribution organizations. Mr. Dodd has more than 25 years of experience in the management information systems area.

ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   1.  FINANCIAL STATEMENTS.

      The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

      Report of Independent Auditors
      Consolidated Balance Sheets as of April 27, 1996 and April 29, 1995 Consolidated Statements of Operations for the Years Ended April 27, 1996, April 29, 1995 and April 30, 1994
      Consolidated Statements of Stockholders' Equity for the Years
      Ended April 27, 1996, April 29, 1995 and April 30, 1994
      Consolidated Statements of Cash Flows for the Years Ended April 27, 1996, April 29, 1995 and April 30, 1994
      Notes to Consolidated Financial Statements

(A)   2.  FINANCIAL STATEMENTS.

      The following financial statement schedule is filed herewith:  Schedule II
- - Valuation and Qualifying Accounts for the Years Ended April 27, 1996, April 29, 1995 and April 30, 1994.

      Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(A)   (3)  EXHIBITS.

      Exhibit
      -------

      3.1  The Company's Articles of Incorporation*

      3.2  The Company's Bylaws, as amended*

      4.1  Specimen form of the Company's Common Stock Certificate*

      4.2 The Company's Articles of Incorporation, as amended (see Exhibit 3.1 and Exhibit 3.2)

      4.3  The Company's Bylaws (see Exhibit 3.3)

     10.1  Patterson Dental Company Employee Stock Ownership Plan, as amended*

     10.2  Patterson Dental Company 1992 Stock Option Plan*

     10.3  Patterson Dental Company 1992 Director Stock Option Plan*

     10.4  Patterson Dental Company Employee Stock Purchase Plan*

     10.5  Patterson Dental Company Capital Accumulation Plan

     10.6  Incentive Compensation Program (Fiscal 1992)*

     10.7  Dividend Payment Agreement dated June 25, 1990*

     10.8  ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992*

     10.9  Amended and Restated Term Promissory Note dated July 13, 1992*

     11  Computation of Earnings Per Share

     21  Subsidiaries**

     23  Consent of Ernst & Young LLP

     27  Financial Data Schedule


* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 30, 1994.


(B)  REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 27, 1996.

                                  SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PATTERSON DENTAL COMPANY

Dated:  July 15, 1996
                                       By /s/Peter L. Frechette
                                          -------------------------------------
                                          Peter L. Frechette,
                                          President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                     Date
                                                                 -------------
/s/Peter L. Frechette    President and Director (Principal       July 15, 1996
- -----------------------  Executive Officer)
Peter L. Frechette
/s/Ronald E. Ezerski     Vice President, Treasurer, Secretary    July 15, 1996
- -----------------------  and Director (Principal Financial and
Ronald E. Ezerski        Accounting Officer)

/s/David K. Beecken      Director                                July 15, 1996
- -----------------------
David K. Beecken
/s/Burt E. Swanson       Director                                July 15, 1996
- -----------------------
Burt E. Swanson
/s/Andre B. Lacy         Director                                July 15, 1996
- -----------------------
Andre B. Lacy


                        Report of Independent Auditors



The Board of Directors and Stockholders
Patterson Dental Company

We have audited the consolidated financial statements of Patterson Dental Company as of April 27, 1996 and April 29, 1995, and for each of the three years in the period ended April 27, 1996, and have issued our report thereon dated May 29, 1996 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       /s/ Ernst & Young LLP


Minneapolis, Minnesota
May 29, 1996

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                           PATTERSON DENTAL COMPANY
                            (DOLLARS IN THOUSANDS)



                                    BALANCE AT   CHARGED TO
                                                                CHARGED
                                    BEGINNING    COSTS AND     TO OTHER                     BALANCE
                                                                                              AT
                                    OF PERIOD     EXPENSES     ACCOUNTS -    DEDUCTIONS     END OF
                                                                                 -
                                       ($)          ($)       DESCRIBE ($)   DESCRIBE ($)   PERIOD ($)
                                     ---------    ---------   ------------   ------------   ----------

Year ended April 27, 1996:
 Deducted from asset accounts:
 Allowance for doubtful accounts         5,412          472             -    1,012/(1)/       4,872
                                        ======        =====   ===========   ===========      ======

 LIFO inventory adjustment               8,179        1,554             -                     9,733
 Inventory obsolescence reserve          1,106        1,137             -    1,229/(2)/       1,014
                                        ------        -----   -----------   -----------      ------
   Total inventory reserve               9,285        2,691             -         1,229      10,747
                                        ======        =====   ===========   ===========      ======

Year ended April 29, 1995:
 Deducted from asset accounts:
 Allowance for doubtful accounts         5,871          681             -    1,140/(1)/       5,412
                                        ======        =====   ===========   ===========      ======

 LIFO inventory adjustment               7,394          785             -             -       8,179
 Inventory obsolescence reserve          3,558        1,386             -    3,838/(2)/       1,106
                                        ------        -----   -----------   -----------      ------
   Total inventory reserve              10,952        2,171             -         3,838       9,285
                                        ======        =====   ===========   ===========      ======

Year ended April 30, 1994:
 Deducted from asset accounts:
 Allowance for doubtful accounts         2,330          877    3,577/(3)/      913/(1)/       5,871
                                        ======        =====   ===========   ===========      ======

 LIFO inventory adjustment               7,204          190             -             -       7,394
 Inventory obsolescence reserve            694        1,086    2,928/(3)/    1,150/(2)/       3,558
                                        ------        -----   -----------   -----------      ------
   Total inventory reserve               7,898        1,276         2,928         1,150      10,952
                                        ======        =====   ===========   ===========      ======

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory disposed of and written off.
(3) Acquisition of Healthco Canada Inc. and effect of changes in foreign currency exchange rates.