Form 10-Q
period 1996-07-27
PATTERSON DENTAL CO
filed 1996-09-06
CIK 891024

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

              X
            -----  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended July 27, 1996.

            -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 0-20572


                           PATTERSON DENTAL COMPANY
                           ------------------------
            (Exact Name of Registrant as Specified in its Charter)


                MINNESOTA                           41-0886515
                ---------                           ----------
        (State of Incorporation)           (IRS Employer Identification No.)

             1031 MENDOTA HEIGHTS ROAD, ST. PAUL, MINNESOTA 55120
             ----------------------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (612) 686-1600
                                 --------------
             (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                X
              -----  Yes                  -----  No



Patterson Dental Company has outstanding 21,635,016 shares of common stock as of August 14, 1996.

                           PATTERSON DENTAL COMPANY

                                     INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements                                           3-6

              Condensed Consolidated Balance Sheets as of
              July 27, 1996 and April 27, 1996                                 3

              Condensed Consolidated Statements of Income for the
              three months ended July 27, 1996 and July 29, 1995               4

              Condensed Consolidated Statements of Cash Flows for the
              three months ended July 27, 1996 and July 29, 1995               5

              Notes to Condensed Consolidated Financial
              Statements                                                       6

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      7-9

PART II - OTHER INFORMATION

     Signatures                                                                9

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
1995:

     This Form 10-Q for the period ended July 27, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 26, 1996, and other documents filed with the Securities and Exchange Commission.

                         PART I  FINANCIAL INFORMATION

                           PATTERSON DENTAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    ASSETS

                                                       July 27,      April 27,
                                                        1996           1996
                                                       --------      ---------
                                                      (unaudited)
Current assets:
   Cash and cash equivalents....................       $ 42,549       $ 46,056
   Receivables, net.............................         70,929         77,215
   Inventory....................................         54,677         48,787
   Prepaid expenses.............................          2,781          1,729
   Deferred taxes...............................            898            898
                                                       --------       --------
       Total current assets.....................        171,834        174,685
Property and equipment, net.....................         25,710         25,740
Other...........................................          2,317          2,375
                                                       --------       --------
       Total assets.............................       $199,861       $202,800
                                                       ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................       $ 34,357       $ 42,520
   Accrued payroll expense......................          6,345          9,504
   Other accrued expenses.......................          8,502          8,421
   Income taxes payable.........................          4,466          2,220
   Current maturities of long-term debt.........            154            151
                                                       --------       --------
       Total current liabilities................         53,824         62,816
Long-term debt..................................          2,954          3,024
Deferred taxes..................................          1,157          1,157
                                                       --------       --------
       Total liabilities........................         57,935         66,997

Deferred credits................................          8,461          8,682

Stockholders' equity:
   Preferred stock..............................             --         21,885
   Common stock.................................            216            177
   Additional paid in capital...................         53,561         31,435
   Cumulative translation adjustment............           (357)          (189)
   Retained earnings............................         95,945         89,713
   Note receivable from ESOP....................        (15,900)       (15,900)
                                                       --------       --------
       Total stockholders' equity...............        133,465        127,121
                                                       --------       --------
       Total liabilities and stockholders'
       equity...................................       $199,861       $202,800
                                                       ========       ========


                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended
                                                       ---------------------
                                                       July 27,     July 29,
                                                         1996         1995
                                                       --------     --------
Net sales..........................................    $142,193     $134,340

Cost of sales......................................      92,098       86,662
                                                       --------     --------

Gross profit.......................................      50,095       47,678

Operating expenses.................................      40,949       37,777
                                                       --------     --------

Operating income...................................       9,146        9,901

Other income and expense:
     Amortization of deferred credits..............         221          221
     Finance income, net...........................         458          238
     Interest expense..............................         (96)        (106)
     Profit (loss) on currency  exchange...........          (9)           1
                                                       --------     --------

Income before income taxes.........................       9,720       10,255

Income taxes.......................................       3,488        3,936
                                                       --------     --------

Net income.........................................    $  6,232     $  6,319
                                                       ========     ========

Net income available for common shareholders.......    $  6,232     $  6,167
                                                       ========     ========

Earnings per common and common equivalent share....       $0.29        $0.29
                                                       ========     ========

Weighted average common and common equivalent
 shares outstanding................................      21,581       21,515
                                                       ========     ========

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                            --------------------
                                                            July 27,   July 29,
                                                              1996       1995
                                                            --------   --------
Operating activities:
   Net income.............................................   $ 6,232    $ 6,319
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation.......................................       979        862
       Amortization of deferrals..........................      (279)      (218)
       Bad debt expense...................................        66        190
       Change in assets and liabilities, net of acquired..    (8,381)    (3,245)
                                                             -------    -------
Net cash provided by (used in) operating activities.......    (1,383)     3,908

Investing activities:
   Additions to property and equipment, net...............      (886)      (607)
   Acquisitions...........................................    (1,460)         0
                                                             -------    -------
 Net cash used in investing activities....................    (2,346)      (607)

Financing activities:
   Payments and retirement of long-term debt and
     obligations under capital leases.....................       (36)       (33)
   Common stock issued, net...............................       280        386
                                                             -------    -------
Net cash provided by financing activities.................       244        353

Effect of exchange rate changes on cash...................       (22)        (7)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents......    (3,507)     3,647

Cash and cash equivalents at beginning of period..........    46,056     13,570
                                                             -------    -------

Cash and cash equivalents at end of period................   $42,549    $17,217
                                                             =======    =======

                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                  (Unaudited)
                                 JULY 27, 1996



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 27, 1996, and the results of operations and the cash flows for the periods ended July 27, 1996, and July 29, 1995. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended July 27, 1996, and July 29, 1995, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 27, 1996, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report on Form 10-K.

2. The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal year 1997 and 1996 represents the 13 weeks ended July 27, 1996 and July 29, 1995, respectively.

3. On July 3, 1996 all 3,552,856 shares of the Company's Preferred Stock Series A held by the Patterson Dental Company Employee Stock Ownership
Plan ("ESOP") were converted to 3,837,083 shares of the Company's Common Stock in accordance with the terms of the Preferred Stock Series A. The terms of the constituent instrument defining the rights of holders of the Preferred Stock Series A were not modified; however, upon the conversion of the shares of Preferred Stock Series A to Common Stock, there were remaining no shares of Preferred Stock Series A issued and outstanding. Previously, the ESOP was funded through preferred stock dividends. With the conversion to common stock, the ESOP will now be funded through a charge to operating expense. This annual charge is estimated to be approximately $800,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                           Three Months Ended
                                         ----------------------
                                         July 27,      July 29,
                                           1996          1995
                                         --------      --------

Net sales......................           100.0%         100.0%
Cost of sales..................            64.8%          64.5%
                                          -----          -----

Gross profit...................            35.2%          35.5%
Operating expenses.............            28.8%          28.1%
                                          -----          -----

Operating income...............             6.4%           7.4%
Other income and expense, net..             0.4%           0.2%
                                          -----          -----

Income before income taxes.....             6.8%           7.6%
Income taxes...................             2.4%           2.9%
                                          -----          -----

Net income.....................             4.4%           4.7%
                                          =====          =====

QUARTER ENDED JULY 27, 1996 COMPARED TO QUARTER ENDED JULY 29, 1995.

          NET SALES. The Company's net sales increased 5.8% to $142.2 million for the quarter ended July 27, 1996 from $134.3 million for the quarter ended July 29, 1995. The $7.9 million increase in sales is attributed primarily to increased unit sales and, to a lessor extent, price increases. Sales of sundry items increased by 9.1% compared with 6.8% growth reported in the year-earlier quarter. Sales of equipment were flat when compared to last years first quarter and after analyzing equipment sales by product type and geographic region, the sales pattern does not suggest any permanent shifts in long-term growth opportunities or trends.

     GROSS PROFIT. The Company's gross profit increased 5.1% to $50.1 million for the quarter ended July 27, 1996 from $47.7 million for the quarter ended July 29, 1995. The increase in gross profit was due primarily to the increase in sales. The Company's gross profit margin decreased to 35.2% for the quarter ended July 27, 1996 from 35.5% for the quarter ended July 29, 1995. The 30 basis point gross margin decline reflected a flat U.S. gross margin and a decrease in Canadian margin.


     OPERATING EXPENSES. Operating expenses increased 8.4% to $40.9 million for the quarter ended July 27, 1996 from $37.8 million for the quarter ended July 29, 1995. The increase in operating expenses is primarily related to the increase in sales. Operating expenses as a percent of sales have increased from 28.1% to 28.8% due mainly to the following three items. First, the Company's staffing level was set in anticipation of sales increases of 10% to 11%, not the 6% level recorded in the current quarter. Second, three acquisitions have occurred since the year ago quarter and some duplicate expenses relating to these acquisitions still exist. Third, prior to the current quarter, the ESOP was funded through preferred stock dividends. With the conversion to common stock, the ESOP is now funded through a quarterly charge to operating expenses of approximately $200,000.


     OPERATING INCOME. Operating income decreased 7.6% to $9.1 million for the quarter ended July 27, 1996 from $9.9 million for the quarter ended July 29, 1995. Operating income as a percent of net sales decreased from 7.4% to 6.4%, mainly as a result of the decrease in the gross profit margin and an increase in operating expenses as a percent of sales in the U.S. operations.


     FINANCE INCOME. Finance income, net of expenses, was $458,000 for the quarter ended July 27, 1996 compared to $238,000 for the quarter ended July 29, 1995. Finance income increased $220,000 or 92.4% due primarily to short term investment of cash.


     INTEREST EXPENSE. Interest expense decreased to $96,000 for the quarter ended July 27, 1996 from $106,000 for the quarter ended July 29, 1995. This decrease is due mainly to a reduction in the use of the revolving bank loan.


     INCOME TAXES. The effective income tax rate decreased to 35.9% for the first quarter of fiscal 1997 from 38.4% for the year ago quarter and results from lower state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Available liquid resources at July 27, 1996 consisted of $42.5 million cash and cash equivalents and $17 million available on a $30 million bank line of credit. Working capital has increased from $111.9 million as of April 27, 1996 to $118.0 million as of July 27, 1996, an increase of $6.1 million. The Company recently announced that it has signed a non-binding letter of intent to acquire the Colwell division of Deluxe Corporation. The consummation of this transaction will require the use of a substantial portion of the Company's cash balances and a combination of new debt and the Company's in place line of credit. The Company believes that funds from operations and the remainder of its increased credit lines are sufficient to meet any other existing and presently anticipated needs.

                          PART II  OTHER INFORMATION

Item 2. Changes in Securities
- -----------------------------
     See Note 3 in Notes To Condensed Consolidated Financial Statements.

Item 6. Reports of Form 8-K
- ---------------------------
     No reports on Form 8-K were filed during the quarter for which this report is filed.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATTERSON DENTAL COMPANY
                                       (Registrant)

Dated:  September 6, 1996.


                                       By:  /s/ Ronald E. Ezerski
                                            --------------------------------
                                            Ronald E. Ezerski
                                            Vice President and Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)