Form 10-Q
period 1996-10-26
PATTERSON DENTAL CO
filed 1996-12-09
CIK 891024

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ----- THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended October 26, 1996.

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

                X      Yes                          No
            --------                    ---------


Patterson Dental Company has outstanding 21,645,281 shares of common stock as of December 3, 1996.

                            PATTERSON DENTAL COMPANY

                                     INDEX

                                                                                          Page
                                                                                          ----

PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements                                                         3-7

              Condensed Consolidated Balance Sheets as of
              October 26, 1996 and April 27, 1996                                            3

              Condensed Consolidated Statements of Income for the three months
              and six months ended October 26, 1996 and October 28, 1995                     4

              Condensed Consolidated Statements of Cash Flows for the three months
              and six months ended October 26, 1996 and October 28, 1995                     5

              Notes to Condensed Consolidated Financial
              Statements                                                                   6-7

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   7-11


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders                        11-12

     Item 6 - Exhibits and Reports on Form 8-K                                              12

     Signatures                                                                             12

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
1995:

     This Form 10-Q for the period ended October 26, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 26, 1996, and other documents filed with the Securities and Exchange Commission.

                         PART I  FINANCIAL INFORMATION

                           PATTERSON DENTAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    ASSETS

                                                                 October 26,     April 27,
                                                                   1996             1996
                                                                -----------     ---------
                                                                (unaudited)
Current assets:
   Cash and cash equivalents.................................      $  2,813       $ 46,056
   Receivables, net..........................................        83,418         77,215
   Inventory.................................................        57,033         48,787
   Prepaid expenses..........................................         3,069          1,729
   Deferred taxes............................................           901            898
                                                                   --------       --------
       Total current assets..................................       147,234        174,685
Property and equipment, net..................................        35,842         25,740
Other .......................................................         2,145          2,375
Intangibles and other........................................        43,171            ---
                                                                   --------       --------
       Total assets..........................................      $228,392       $202,800
                                                                   ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable.......................................      $ 48,225       $ 42,520
      Accrued payroll expense................................         9,910          9,504
      Other accrued expenses.................................         8,998          8,421
      Income taxes payable...................................         1,795          2,220
      Note payable and current maturities of long-term debt..         4,013            151
                                                                   --------       --------
             Total current liabilities.......................        72,941         62,816
Long-term debt...............................................         2,997          3,024
Deferred taxes...............................................         1,167          1,157
                                                                   --------       --------
             Total liabilities...............................        77,105         66,997

Deferred credits.............................................         8,240          8,682

Stockholders' equity:
      Preferred stock........................................           ---         21,885
      Common stock...........................................           217            177
      Additional paid in capital.............................        53,833         31,435
      Cumulative translation adjustment......................            28           (189)
      Retained earnings......................................       104,869         89,713
      Note receivable from ESOP..............................       (15,900)       (15,900)
                                                                   --------       --------
             Total stockholders' equity......................       143,047        127,121
                                                                   --------       --------
             Total liabilities and stockholders' equity......      $228,392       $202,800
                                                                   ========       ========

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                   Three Months Ended       Six Months Ended
                                                   -------------------     ------------------
                                                   Oct. 26,  Oct. 28,      Oct. 26,  Oct. 28,
                                                     1996      1995         1996       1995
                                                   --------  ---------     --------  --------

Net sales........................................  $161,878   $143,709     $304,071  $278,049

Cost of sales....................................   104,684     93,444      196,782   180,106
                                                   --------   --------     --------  --------

Gross profit.....................................    57,194     50,265      107,289    97,943

Operating expenses...............................    45,308     39,580       86,257    77,357
                                                   --------   --------     --------  --------

Operating income.................................    11,886     10,685       21,032    20,586

    Other income and expense:
    Amortization of deferred credits.............       221        221          442       442
    Finance income, net..........................       387        323          845       561
    Interest expense.............................      (163)      (105)        (259)     (211)
    Profit (loss) on currency exchange...........         5         14           (4)       15
                                                   --------   --------     --------  --------

Income before income taxes.......................    12,336     11,138       22,056    21,393

Income taxes.....................................     4,505      4,139        7,993     8,075
                                                   --------   --------     --------  --------

Net income.......................................  $  7,831   $  6,999     $ 14,063  $ 13,318
                                                   ========   ========     ========  ========

Net income available for common shareholders.....  $  7,831   $  6,841     $ 14,063  $ 13,008
                                                   ========   ========     ========  ========

Earnings per common and common equivalent share..  $   0.36   $   0.32     $   0.65  $   0.60
                                                   ========   ========     ========  ========

Weighted average common and common equivalent
    shares outstanding...........................    21,670     21,535       21,625    21,525
                                                   ========   ========     ========  ========

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                              Six Months Ended
                                                            --------------------
                                                            Oct. 26,   Oct. 28,
                                                              1996       1995
                                                            ---------  ---------
Operating activities:
   Net income.............................................  $ 14,063    $13,318
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation.......................................     2,062      1,744
       Amortization of deferrals..........................      (442)      (437)
       Amortization of goodwill...........................       342        ---
       Bad debt expense...................................       283        350
       Change in assets and liabilities, net of acquired..    (5,430)    (3,702)
                                                            --------    -------
Net cash provided by operating activities.................    10,878     11,273

Investing activities:
   Additions to property and equipment, net...............    (2,140)    (2,476)
   Acquisitions...........................................   (56,274)       ---
 Net cash used in investing activities....................   (58,414)    (2,476)

Financing activities:
   Increase in revolving credit agreement.................     3,825        ---
   Payments and retirement of long-term debt and
     obligations under capital leases.....................       (51)       (66)
   Common stock issued, net...............................       513        564
                                                            --------    -------
Net cash provided by financing activities.................     4,287        498

Effect of exchange rate changes on cash...................         6        (29)
                                                            --------    -------

Net increase (decrease) in cash and cash equivalents......   (43,243)     9,266

Cash and cash equivalents at beginning of period..........    46,056     13,570
                                                            --------    -------

Cash and cash equivalents at end of period................  $  2,813    $22,836
                                                            ========    =======

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                  (Unaudited)
                               OCTOBER 26, 1996


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 26, 1996, and the results of operations and the cash flows for the periods ended October 26, 1996, and October 28, 1995. Such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended October 26, 1996, and October 28, 1995, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 27, 1996, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report on Form 10-K.


2. The fiscal year end of the Company is the last Saturday in April. The second quarter and six months of fiscal year 1997 and 1996 represents the 13 weeks and the twenty-six weeks ended October 26, 1996 and October 28, 1995, respectively.


3. On July 3, 1996 all 3,552,856 shares of the Company's Preferred Stock Series A held by the Patterson Dental Company Employee Stock Ownership Plan ("ESOP") were converted to 3,837,083 shares of the Company's Common Stock in accordance with the terms of the Preferred Stock Series A. The terms of the constituent instrument defining the rights of holders of the Preferred Stock Series A were not modified; however, upon the conversion of the shares of Preferred Stock Series A to Common Stock, there were no remaining shares of Preferred Stock Series A issued and outstanding. Previously, the ESOP was funded through preferred stock dividends. With the conversion to common stock, the funding of the ESOP will now be reflected as a charge to operating expense. This annual charge is estimated to be approximately $800,000.


4. On September 30, 1996 the Company increased the existing revolving credit agreement from $30 million to $40 million. This agreement provides for unsecured borrowings and sales of installment contract receivables. Also, an additional $20 million revolving line of credit was established. Both lines mature on September 29, 1997 and include similar terms and conditions.


5. On October 1, 1996 the Company purchased the Colwell division of Deluxe Corporation ("Colwell") for an aggregate purchase price of $61.1 million. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisition been made as of those dates or future results.


                                    Six Months Ended
                                    ----------------
                           October 26, 1996   October 28, 1995
                           -----------------  -----------------
                           (In thousands except per share data)

     Net sales                      $327,836           $305,315
     Net income                       15,333             12,005
     Earnings per share                $0.71              $0.54

 On August 12, 1996 the Company also acquired Thau-Nolde, Inc. in a transaction accounted for as a pooling of interests. The acquisition was not material to the financial statements.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

 The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                                        Three Months Ended              Six Months Ended
                                                        ------------------              -----------------
                                                        Oct. 26, Oct. 28,               Oct. 26, Oct. 28,
                                                            1996     1995                   1996     1995
                                                        -------- --------               -------- --------

Net sales.........................................      100.0%   100.0%                 100.0%   100.0%
Cost of sales.....................................       64.7%    65.0%                  64.7%    64.8%
                                                        ------   ------                 ------   ------

Gross profit......................................       35.3%    35.0%                  35.3%    35.2%
Operating expenses................................       28.0%    27.6%                  28.4%    27.8%
                                                        ------   ------                 ------   ------

Operating income..................................        7.3%     7.4%                   6.9%     7.4%
Other income and expense, net.....................        0.3%     0.4%                   0.3%     0.3%
                                                        ------   ------                 ------   ------

Income before income taxes........................        7.6%     7.8%                   7.2%     7.7%
Income taxes......................................        2.8%     2.9%                   2.6%     2.9%
                                                        ------   ------                 ------   ------

Net income........................................        4.8%     4.9%                   4.6%     4.8%
                                                        ======   ======                 ======   ======

As discussed in Note 5 to the Condensed Consolidated Financial Statements, Patterson purchased the Colwell division of Deluxe Corporation on October 1, 1996. The quarter and six months include the results of Colwell for the four weeks ended October 26, 1996. Colwell's sales of $4.8 million were better than expected. Colwell's higher gross margins had a favorable impact on consolidated gross margins and operating margin for the quarter and six months ended October 26, 1996, even though the consolidated results included only four weeks for this newly acquired business. Colwell is expected to have a continuing positive effect on both gross margins and operating margins for the balance of the fiscal year. The acquisition of Colwell utilized all of the Company's excess cash and required it to borrow against its revolving line of credit. This resulted in increased interest expense in the quarter and six months and is expected to continue through the balance of this fiscal year. Colwell's impact on the consolidated net income was $0.5 million for both the quarter and six month periods, and is expected to have a continuing positive effect on net income for the balance of this fiscal year.

QUARTER ENDED OCTOBER 26, 1996 COMPARED TO QUARTER ENDED OCTOBER 28, 1995.

          NET SALES. Net sales increased 12.6% to $161.9 million for the three months ended October 26, 1996 ("Current Quarter") from $143.7 million for the three months ended October 28, 1995 ("Prior Quarter"). There were four weeks of Colwell sales in the Current Quarter. Sales increased $18.2, with Colwell contributing $4.8 million of the increase. Excluding Colwell, sales were up $13.4 million or 9.3% due primarily to increased unit sales and price increases.

           GROSS PROFIT. Gross profit margin increased to 35.3% for the Current Quarter from 35.0% for the Prior Quarter. The 30 basis point gross margin increase is due to the higher margins from the Colwell acquisition. Gross profit increased 13.8% to $57.2 million for the Current Quarter from $50.3 million for the Prior Quarter. The increase in gross profit was due primarily to the increase in sales.

          OPERATING EXPENSES. Operating expenses increased 14.5% to $45.3 million for the Current Quarter from $39.6 million for the Prior Quarter. The increase in operating expenses is primarily related to the increase in sales. Operating expenses as a percent of sales increased from 27.6% to 28.0% due to a change in the ESOP and increased health care costs. As a result of the conversion of the ESOP preferred stock, the funding of the ESOP is now reflected as an operating expense of approximately $200,000 per quarter. Previously, the funding of the ESOP was reflected as preferred stock dividends.

          OPERATING INCOME. Operating income increased 11.2% to $11.9 million for the Current Quarter from $10.7 million for the Prior Quarter. Operating income as a percent of net sales decreased slightly from 7.4% to 7.3%, as a result of increased operating expenses as a percent of sales.

          FINANCE INCOME. Finance income, net of expenses, was $387,000 for the Current Quarter compared to $323,000 for the Prior Quarter. Finance income increased $64,000 due primarily to additional short term investment of cash.


          INTEREST EXPENSE. Interest expense increased to $163,000 for the Current Quarter from $105,000 for the Prior Quarter. This increase is due mainly to the acquisition of Colwell and the utilization of the revolving bank loan.


          INCOME TAXES. The effective income tax rate decreased to 36.5% for the current quarter from 37.2% for the Prior Quarter and results from lower state income taxes.



SIX MONTHS ENDED  OCTOBER 26, 1996  COMPARED TO SIX MONTHS ENDED OCTOBER 28,
1995.

          NET SALES. Net sales increased 9.4% to $304.1 million for the six months ended October 26, 1996 ("Current Period") from $278.1 million for the six months ended October 28, 1995 ("Prior Period"). There were four weeks of Colwell sales in the Current Period. Sales increased $26.0 million with Colwell contributing $4.8 million of the increase. Excluding Colwell, sales were up $21.2 million or 7.6% due primarily to increased unit sales and price increases.

          GROSS PROFIT. Gross profit margin increased to 35.3% for the Current Period from 35.2% for the Prior Period due to the higher margins from the Colwell acquisition. Gross profit increased 9.5% to $107.3 million for the Current Period from $97.9 million for the Prior Period. The increase in gross profit was due primarily to the increase in sales.


          OPERATING EXPENSES. Operating expenses increased 11.5% to $86.3 million for the Current Period from $77.4 million for the Prior Period. The increase in operating expenses is primarily related to the increase in sales. Operating expenses as a percent of sales have increased from 27.8% to 28.4% due to increased health care costs and the change in the ESOP funding as discussed earlier.


          OPERATING INCOME. Operating income increased 2.2% to $21.0 million for the Current Period from $20.6 million for the Prior Period. Operating income as a percent of net sales decreased from 7.4% to 6.9%, as a result of increased operating expenses as a percent of sales.

          FINANCE INCOME. Finance income, net of expenses, was $845,000 for the Current Period compared to $561,000 for the Prior Period. Finance income increased $284,000 due primarily to additional short term investment of cash.


          INTEREST EXPENSE. Interest expense increased to $259,000 for the Current Period from $211,000 for the Prior Period. This increase is due mainly to the acquisition of Colwell and the utilization of the revolving bank loan.


          INCOME TAXES. The effective income tax rate decreased to 36.2% for the Current Period from 37.7% for the Prior Period and results from lower state income taxes.



LIQUIDITY AND CAPITAL RESOURCES


     Available liquid resources at October 26, 1996 consisted of $2.8 million cash and cash equivalents and $37.5 million available under bank lines. The acquisition of Colwell during the second quarter utilized a substantial portion of the Company's cash balances and increased debt under the revolving credit agreement. On September 30, 1996 in anticipation of the Colwell acquisition, the Company increased an existing bank line from $30 million to $40 million and established an additional $20 million revolving line of credit. Both credit lines mature on September 29, 1997 and include similar terms and conditions. The Company believes that funds from operations and the remainder of its credit lines are sufficient to meet any other existing and presently anticipated needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds for potential acquisitions.


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

     . The amount and growth of the Company's selling, general and administrative expenses.

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



                           PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a)     The Company's Annual Meeting of Shareholders was held on September
            9, 1996

     c)(1) The shareholders voted for two director nominees, Ronald E. Ezerski and Andre B. Lacy, for a three year term. 19,184,559 shares were voted for Mr. Ezerski and 52,577 shares withheld authority. 19,061,509 shares were voted for Mr. Lacy and 175,627 shares withheld authority. There were no abstentions and no broker non-votes.

     (2) The shareholders voted to approve the Company's Capital Accumulation Plan. The vote was 18,457,989 shares for, 665,780 shares against and 56,228 abstentions. There were 57,139 broker non-votes.

     (3) The shareholders voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 26, 1997. The vote was 19,223,401 shares for, 5,193 against and 8,542 abstentions. There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Item 27 Financial Data Schedule.

     (b)  Reports on Form 8-K.

          On October 15, 1996 the Company filed a report on Form 8-K for the acquisition of the Colwell division of Deluxe Corporation.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or, in the case of legal proceedings, were previously reported in the annual report on Form 10-K filed July 26, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PATTERSON DENTAL COMPANY
                                  (Registrant)

Dated:  December 6, 1996.

                              By:  /s/    Ronald E. Ezerski
                                 --------------------------
                                  Ronald E. Ezerski
                                  Vice President and Treasurer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)