Form 10-Q
period 1997-01-25
PATTERSON DENTAL CO
filed 1997-03-07
CIK 891024

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934. For the Quarterly Period ended January 25, 1997.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934.

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

             X     Yes                       No
          --------                  --------


Patterson Dental Company has outstanding 21,692,131 shares of common stock as of February 21, 1997.

                           PATTERSON DENTAL COMPANY

                                     INDEX


                                                                                        Page
                                                                                        ----

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements                                                    3-7

                Condensed Consolidated Balance Sheets as of
                January 25, 1997 and April 27, 1996                                       3

                Condensed Consolidated Statements of Income for the three months
                and nine months ended January 25, 1997 and January 27, 1996               4

                Condensed Consolidated Statements of Cash Flows for the
                nine months ended January 25, 1997 and January 27, 1996                   5

                Notes to Condensed Consolidated Financial
                Statements                                                              6-7

       Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                              7-11

PART II - OTHER INFORMATION

       Item 6 - Exhibits and Reports on Form 8-K                                         11

                Signatures                                                               12

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
---------------------------------------------------------------------------
1995:
----

     This Form 10-Q for the period ended January 25, 1997 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 26, 1996, and other documents filed with the Securities and Exchange Commission.

                         PART I  FINANCIAL INFORMATION

                           PATTERSON DENTAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    ASSETS

                                                     January 25,       April 27,
                                                        1997              1996
                                                     -----------       ---------
                                                     (unaudited)
Current assets:
     Cash and cash equivalents..                       $ 11,521       $ 46,056
     Receivables, net...........                         77,602         77,215
     Inventory..................                         68,337         48,787
     Prepaid expenses...........                          3,137          1,729
     Deferred taxes.............                            901            898
                                                       --------       --------
         Total current assets...                        161,498        174,685
Property and equipment, net...                           35,845         25,740
Intangibles and other.........                           44,634          2,375
                                                       --------       --------
         Total assets...........                       $241,977       $202,800
                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable..................................$ 54,269       $ 42,520
     Accrued payroll expense...........................  11,110          9,504
     Other accrued expenses............................  10,272          8,421
     Income taxes payable..............................   1,001          2,220
     Current maturities  of long-term debt.............     188            151
                                                        --------       --------
         Total current liabilities...................    76,840         62,816
Long-term debt.........................................   2,938          3,024
Deferred taxes.........................................   1,167          1,157
                                                        --------       --------
         Total liabilities...........................    80,945         66,997

Deferred credits.......................................   8,018          8,682

Stockholders' equity:
     Preferred stock...................................      --         21,885
     Common stock......................................     218            177
     Additional paid in capital........................  54,821         31,435
     Cumulative translation adjustment.................     (40)          (189)
     Retained earnings................................. 113,915         89,713
     Note receivable from ESOP......................... (15,900)       (15,900)
                                                        --------       --------
          Total stockholders' equity..................  153,014        127,121
                                                       --------       --------
          Total liabilities and stockholders' equity.. $241,977       $202,800
                                                       ========       ========

                            See accompanying notes.

                          PATTERSON DENTAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                                                Three Months Ended     Nine Months Ended
                                                                                ------------------     -----------------
                                                                               Jan. 25,    Jan. 27,    Jan. 25,  Jan. 27,
                                                                                   1997        1996        1997      1996
                                                                               --------    --------    --------  --------

Net sales..................................................................    $176,055    $148,672   $480,126   $426,721

Cost of sales..............................................................     112,197      96,524    308,979    276,630
                                                                               --------    --------   --------   --------
Gross profit...............................................................      63,858      52,148    171,147    150,091

Operating expenses.........................................................      49,348      41,368    135,605    118,725
                                                                               --------    --------   --------   --------
Operating income...........................................................      14,510      10,780     35,542     31,366

Other income and expense:
    Amortization of deferred credits.......................................         222         221        664        663
    Finance income, net....................................................          76         446        921      1,007
    Interest expense.......................................................        (179)        (96)      (438)      (307)
    Profit (loss) on currency exchange.....................................          (7)        (12)       (11)         3
                                                                               --------    --------   --------   --------
Income before income taxes.................................................      14,622      11,339     36,678     32,732

Income taxes...............................................................       5,576       4,323     13,569     12,398
                                                                               --------    --------   --------   --------
Net income.................................................................    $  9,046    $  7,016   $ 23,109   $ 20,334
                                                                               ========    ========   ========   ========
Net income available for common shareholders...............................    $  9,046    $  6,861   $ 23,109   $ 19,869
                                                                               ========    ========   ========   ========
Earnings per common and common equivalent share............................    $   0.42    $   0.32   $   1.07   $   0.92
                                                                               ========    ========   ========   ========
Weighted average common and common equivalent shares outstanding...........      21,714      21,546     21,655     21,532
                                                                               ========    ========   ========   ========


                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                  Nine Months Ended
                                                                ---------------------
                                                                Jan. 25,     Jan. 27,
                                                                  1997         1996
                                                                --------     --------
Operating activities:
    Net income .............................................    $ 23,109     $ 20,334
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation .......................................       3,369        2,605
        Amortization of goodwill ...........................         915           --
        Amortization of deferrals ..........................        (664)        (656)
        Bad debt expense ...................................         376          576
        Change in assets and liabilities, net of acquired ..       1,604        4,733
                                                                --------     --------
Net cash provided by operating activities ..................      28,709       27,592

Investing activities:
    Acquisitions ...........................................     (61,171)      (1,585)
    Additions to property and equipment, net ...............      (3,462)      (5,304)
                                                                --------     --------
Net cash used in investing activities ......................     (64,633)      (6,889)

Financing activities:
    Common stock issued, net ...............................       1,502          769
    Payments and retirement of long-term debt and
      obligations under capital leases .....................        (100)         (86)
                                                                --------     --------
Net cash provided by financing activities ..................       1,402          683

Effect of exchange rate changes on cash ....................         (13)         (81)
                                                                --------     --------

Net increase (decrease) in cash and cash equivalents .......     (34,535)      21,305

Cash and cash equivalents at beginning of period ...........      46,056       13,570
                                                                --------     --------

Cash and cash equivalents at end of period .................    $ 11,521     $ 34,875
                                                                ========     ========


                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                  (Unaudited)
                               January 25, 1997


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 25, 1997, and the results of operations and the cash flows for the periods ended January 25, 1997, and January 27, 1996. Such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended January 25, 1997, and January 27, 1996, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 27, 1996, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report on Form 10-K.

2. The fiscal year end of the Company is the last Saturday in April. The third quarter and nine months of fiscal year 1997 and 1996 represents the 13 weeks and the thirty-nine weeks ended January 25, 1997 and January 27, 1996, respectively.

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

5. On October 1, 1996 the Company purchased the Colwell division of Deluxe Corporation ("Colwell") for an aggregate purchase price of $61.0 million. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisition been made as of those dates or future results.


                                    Nine Months Ended
                                    -----------------
                           January 25, 1997   January 27, 1996
                           -----------------  -----------------
                           (In thousands except per share data)

     Net sales....................  $503,891           $467,724
     Net income...................    24,379             18,809
     Earnings per share...........  $   1.13           $   0.85


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                            Three Months Ended    Nine Months Ended
                                            ------------------    -----------------
                                            Jan. 25,  Jan. 27,    Jan. 25,  Jan. 27,
                                              1997      1996        1997      1996
                                            --------  -------     --------  -------

Net sales..................................   100.0%   100.0%       100.0%   100.0%
Cost of sales..............................    63.8%    64.9%        64.4%    64.8%
                                              ------   ------       ------   ------

Gross profit...............................    36.2%    35.1%        35.6%    35.2%
Operating expenses.........................    28.0%    27.8%        28.2%    27.8%
                                              ------   ------       ------   ------

Operating income...........................     8.2%     7.3%         7.4%     7.4%
Other income and expense, net..............     0.1%     0.3%         0.2%     0.3%
                                              ------   ------       ------   ------

Income before income taxes.................     8.3%     7.6%         7.6%     7.7%
Income taxes...............................     3.2%     2.9%         2.8%     2.9%
                                              ------   ------       ------   ------

Net income.................................     5.1%     4.7%         4.8%     4.8%
                                              ======   ======       ======   ======

As discussed in Note 5 to the Condensed Consolidated Financial Statements, Patterson purchased the Colwell division of Deluxe Corporation on October 1, 1996. Colwell's sales of $19.7 million for the seventeen weeks ended January 25, 1997 were better than expected. Colwell's higher gross margins had a favorable impact on consolidated gross margins and operating margin for the quarter and nine months ended January 25, 1997. The acquisition of Colwell utilized all of the Company's excess cash and increased borrowings against the company's revolving line of credit, increasing interest expense and reducing interest income for the quarter and nine months. As of January 25, 1997, all borrowings under the revolving line of credit associated with the acquisition of Colwell were paid down through internally generated cash.

Colwell's impact on consolidated operating earnings was $3.3 million for the quarter and $4.4 million for the nine month period. It is expected to have a continuing positive effect on operating earnings for the balance of the fiscal year.

  QUARTER ENDED JANUARY 25, 1997 COMPARED TO QUARTER ENDED JANUARY 27, 1996.

          Net Sales. Net sales increased 18.4% to $176.1 million for the three months ended January 25, 1997 ("Current Quarter") from $148.7 million for the three months ended January 27, 1996 ("Prior Quarter"). Sales increased $27.4 million, with Colwell contributing $14.9 million of the increase. Excluding Colwell, sales were up $12.5 million or 8.4% due primarily to increased unit sales and price increases.

          Gross Profit. Gross profit margin increased to 36.2% for the Current Quarter from 35.1% for the Prior Quarter. The 110 basis point gross margin increase is due to the higher margins from the Colwell acquisition. Gross profit increased 22.5% to $63.9 million for the Current Quarter from $52.1 million for the Prior Quarter. The increase in gross profit was due primarily to increased sales.

          Operating Expenses. Operating expenses increased 19.3% to $49.3 million for the Current Quarter from $41.4 million for the Prior Quarter. The increase in operating expenses is primarily related to the increase in sales. Operating expenses as a percent of sales increased from 27.8% to 28.0% due to a change in accounting for the ESOP and increased employee health care costs. As a result of the conversion of the ESOP preferred stock, the funding of the ESOP is now reflected as an operating expense of approximately $200,000 per quarter. Previously, the funding of the ESOP was reflected as preferred stock dividends.

          Operating Income. Operating income increased 34.6% to $14.5 million for the Current Quarter from $10.8 million for the Prior Quarter. Operating income as a percent of net sales increased from 7.3% to 8.2% due primarily to the increase in gross margins discussed earlier.

          Finance Income. Finance income, net of expenses, was $76,000 for the Current Quarter compared to $446,000 for the Prior Quarter. Finance income decreased $370,000 due primarily to utilization of our cash for the Colwell acquisition.

          Interest Expense. Interest expense increased to $179,000 for the Current Quarter from $96,000 for the Prior Quarter. This increase is due mainly to the acquisition of Colwell and the utilization of the revolving bank loan during the quarter.

          Income Taxes. The effective income tax rate was 38.1% for the Current Quarter or equal to the Prior Quarter.


NINE MONTHS ENDED JANUARY 25, 1997 COMPARED TO NINE MONTHS ENDED JANUARY 27,
1996.

          Net Sales. Net sales increased 12.5% to $480.1 million for the nine months ended January 25, 1997 ("Current Period") from $426.7 million for the nine months ended January 27, 1996 ("Prior Period"). There were seventeen weeks of Colwell sales in the Current Period. Sales increased $53.4 million with Colwell contributing $19.7 million of the increase. Excluding Colwell, sales were up $33.7 million or 7.9% due primarily to increased unit sales and price increases.

          Gross Profit. Gross profit margin increased to 35.6% for the Current Period from 35.2% for the Prior Period due to the higher margins from the Colwell acquisition. Gross profit increased 14% to $171.1 million for the Current Period from $150.1 million for the Prior Period. The increase in gross profit was due primarily to increased sales.

          Operating Expenses. Operating expenses increased 14.2% to $135.6 million for the Current Period from $118.7 million for the Prior Period. The increase in operating expenses is primarily related to increased sales. Operating expenses as a percent of sales have increased from 27.8% to 28.2% due to increased employee health care costs and the change in the ESOP funding as discussed earlier.

          Operating Income. Operating income increased 13.3% to $35.5 million for the Current Period from $31.4 million for the Prior Period. Operating income as a percent of net sales was 7.4%, the same as the Prior Period.

          Finance Income. Finance income, net of expenses, was $921,000 for the Current Period compared to $1,007,000 for the Prior Period. Finance income decreased $86,000 due primarily to utilization of cash for the Colwell acquisition.

          Interest Expense. Interest expense increased to $438,000 for the Current Period from $307,000 for the Prior Period. This increase is due mainly to the acquisition of Colwell and the utilization of the revolving bank loan.

          Income Taxes. The effective income tax rate decreased to 37.0% for the Current Period from 37.9% for the Prior Period and results from lower state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

          Available liquid resources at January 25, 1997 consisted of $11.5 million cash and cash equivalents and $33.5 million available under bank lines. The acquisition of Colwell on

     October 1, 1996 utilized a substantial portion of the Company's cash balances and increased debt under the revolving credit agreement during the third quarter. All borrowings under the revolving credit agreement associated with the Colwell acquisition were paid down by the end of the third quarter. Inventory at January 25, 1997 was $68.3 million which represented an $11 million increase from October 26, 1996 due primarily to calendar year-end forward buying to maximize volume rebates and in advance of vendor price increases. This additional inventory should be sold off by the end of the fiscal year. A similar purchase was made in previous years. The Company believes that funds from operations and the remainder of its credit lines are sufficient to meet any other existing and presently anticipated needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to obtain the necessary funds for use in accomplishing its corporate objectives.

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

     . Future operating results of the Company's Colwell subsidiary depend upon its ability to attract and retain customers by offering quick response time and innovative products that meet industry reporting standards. Because the cost of paper stock represents over half the cost of its paper and printed products, future operating results may be subject to fluctuations in paper prices. In addition, the introduction of computer-based technologies into the management of health care practices may affect future demand for printed products.



                          PART II  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Item 27 Financial Data Schedule.

        (a)  Reports on Form 8-K

                 On December 13, 1996 the Company filed a report on Form 8-K/A, as Amendment No. 1 to the report on Form 8-K filed October 15, 1996 relating to the acquisition of the Colwell division of Deluxe Corporation. The form 8-K/A filed on December 13, 1996, contained the financial statements and pro forma financial information required to be filed pursuant to Item 7 of Form 8-K.


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



                                  PATTERSON DENTAL COMPANY
                                  (Registrant)


Dated: March 6, 1997


                             By:  /s/ Ronald E. Ezerski
                                  ---------------------
                                  Ronald E. Ezerski
                                  Vice President and Treasurer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)