Form 10-K405
period 1997-04-26
PATTERSON DENTAL CO
filed 1997-07-25
CIK 891024

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 26, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of July 11, 1997 was approximately $478,871,225.

As of July 11, 1997, there were 21,742,679 shares of Common Stock of the registrant issued and outstanding.

                      Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

     Document Incorporated                                 Part of Form 10-K
     ---------------------                                 -----------------

Proxy Statement for 1997 Annual Meeting of Shareholders         Part III

                                 FORM 10-K INDEX

                                                                                                        Page

PART I................................................................................................    1
      Item 1.     BUSINESS.............................................................................   1
      Item 2.     PROPERTIES...........................................................................   7
      Item 3.     LEGAL PROCEEDINGS....................................................................   8
      Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................   8
PART II................................................................................................   8
      Item 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.................   8
      Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA.................................................  10
      Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  11
      Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................  16
      Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  28

PART III...............................................................................................  28
      Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................  28
      Item 11.    EXECUTIVE COMPENSATION...............................................................  29
      Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  29
      Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  29

PART IV................................................................................................  29
      Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................  29

SIGNATURES.............................................................................................  31

                                    PART I

1.  BUSINESS

General

     Patterson Dental Company ("Patterson" or the "Company") distributes dental supplies and equipment in the United States and Canada. The Company currently supplies a full line of over 75,000 products to dentists, dental laboratories and institutions. These products include supplies such as x-ray film and solutions, impression materials and restorative materials, hand instruments and sterilization and protective products and equipment such as x-ray machines, handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company's product line includes approximately 1,500 private-label products sold under the Patterson name. Patterson also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Patterson's Colwell Systems division provides a variety of printed products and office supplies to office-based healthcare providers including medical and dental offices. Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Direct Dental Supply Co.; Patterson Dental Canada, Inc.; Patterson Dental Supply, Inc.

     The Company markets its products and services through more than 750 direct sales representatives and equipment specialists who operate through 92 sales offices in the United States and Canada. The Company processes an average of more than 8,000 customer orders each business day using a computerized order processing network that links the Company's sales offices and 9 distribution centers. The Company estimates that 97% of its consumable goods orders are shipped complete within 24 hours. Customers may order through a sales representative or directly from the Company by mail, telephone and, for selected customers, electronically through the Company's personal computer-based remote order entry system (REMO), a hand-held bar code scanner (PDXpress), or a smart phone with credit card processing (PassPort Plus). To support its marketing efforts and facilitate order entry, Patterson publishes a catalog containing approximately 10,000 dental products; a semiannual publication, Patterson Today, featuring dental equipment; and periodic direct mail advertisements highlighting popular and specially priced items.

     In May 1985, a holding company formed by the Company's management and certain investors purchased the Company's predecessor, then a Delaware corporation, from a subsidiary of The Beatrice Companies, Inc. Following the acquisition, management implemented strategies to enhance profitability through improving operating efficiency and the quality and breadth of customer service. The Company instituted a computerized order processing network, improved inventory tracking and other management information systems, introduced centralized purchasing, and reduced the number of distribution locations in the U.S. from 56 to 8. Management also enhanced revenue growth through internal expansion and strategic acquisitions, including the 1987 acquisition of the third largest U.S. distributor of dental products, the 1993 acquisition of the second largest distributor of dental products in Canada and the October 1996 acquisition of Colwell Systems, a direct marketer of stationery and office products to healthcare providers. As a result of implementing these strategies, net sales increased from $165.8 million for fiscal 1986 to $661.5 million for fiscal 1997, operating margins increased every year since fiscal 1985 and profitability increased from an operating loss for fiscal 1986 to operating income of $50.7 million for fiscal 1997.

Industry Background

     Total expenditures for dental services in the United States increased from $13.3 billion in 1980 to $45.8 billion in 1995. Per capita expenditures increased from $60 in 1980 to $150 in 1994 and are forecasted to reach $270 by the year 2005. The Company believes that the demand for dental services and dental equipment and supplies will continue to be influenced by the following factors:

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

      See, "Factors That May Affect Future Operating Results."

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

      Emphasizing Full-Service Capabilities. Patterson believes that its customers value full service and responsive delivery of quality supplies and equipment, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services. Patterson currently supplies a full line of over 75,000 different inventoried items. Patterson generally ships within 24 hours from distribution centers located strategically throughout the United States. The Company's knowledgeable sales representatives and equipment specialists assist customers in the selection and purchasing of supplies and equipment and provide consultation on office design, equipment requirements and financing. Equipment installation, maintenance and repair is performed by Patterson's trained service technicians.

     Using Technology to Enhance Customer Service. The Company's computerized, remote order entry systems, REMO, PDXpress and PassPort Plus permit Patterson's customers to order products rapidly and accurately from Patterson 24 hours a day, seven days a week. In addition, by utilizing technologies such as computer-aided design (CAD), Patterson is able to provide faster generation and revision of dental office blueprints and a more effective dental office design presentation.

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

     Growing through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 1997, Patterson acquired the customer base and certain assets of smaller dental dealers in Boston; Portland, Maine; Memphis; Salt Lake City; the Washington, D.C. area; Raleigh, North Carolina; Akron, Ohio; St. Louis; Erie (Pa.), Kansas City, Omaha, Youngstown, San Antonio and the Tampa-Orlando-Miami area. In addition, Patterson also expanded by opening additional sales offices and hiring established sales representatives in Baltimore; Tulsa; Charlotte, North Carolina; and Greenville, Columbia and Charleston, South Carolina. In October 1993, the Company completed the acquisition of Healthco International, Inc.'s Canadian subsidiary, Healthco Canada, Inc. Now known as Patterson Dental Canada, Inc., this subsidiary, which the Company believes is one of the two largest full service dental products distributors in Canada, employs approximately 360 people, 100 of whom are sales representatives. Patterson Dental Canada, Inc. has eleven sales offices throughout Canada, including its headquarters facility in Montreal, which also serves as its distribution center for Canada. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental products distribution industry. In October, 1996 the Company acquired the Colwell Systems division of Deluxe Corporation. Colwell Systems produces and sells a variety of products used in medical and dental offices including appointment books, insurance and billing forms, stationery, envelopes, business cards, reminder cards, file folders, labels and other office supply products. Colwell Systems, which employs approximately 400 people, has two facilities in Champaign, Illinois; a production facility which produces custom printed products, and a distribution facility which houses the telemarketing operations and ships orders for stock items.

Products

     Patterson distributes approximately 75,000 dental products categorized as supplies, equipment and other. The following table shows the approximate percentages of net sales contributed by sales category for the last four fiscal years:

                                                                  1994          1995          1996          1997
                                                                  ----          ----          ----          ----
Dental & Office Supplies....................................        62%           62%           60%           63%
Equipment...................................................        27            27            29            27
Other.......................................................        11            11            11            10
                                                                   ---           ---           ---           ---
     Total..................................................       100%          100%          100%          100%
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

     Equipment. Patterson offers a wide range of dental equipment including x-ray machines, high and low speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company has obtained distribution rights for the KCP 1000 PAC, an innovative product for cavity preparation. In addition, the Company is the exclusive distributor of the Welch Allyn Reveal(R) intra-oral camera, and its lighted mouth mirror, Denlight(R). In fiscal 1996, the Company began distributing a thermal disinfector for cleaning dental instruments prior to sterilization and the CEREC 2, which allows the dentist to prepare surface treatments, inlays, onlays and crowns chairside (rather than by a lab), thus completing the procedure in one visit, rather than two, and allowing the dentist to treat more patients. Patterson estimates that approximately 90% of its equipment sales are made to established dentists, dental laboratories and institutions and that the remainder are made to dentists and dental clinics establishing new practices. Most of the equipment sold by Patterson is custom-ordered.

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

     Electronic Order Entry Systems. Patterson's computerized remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Remote Order Entry (REMO), introduced in 1987, gives customers direct and immediate access through a personal computer to a database containing Patterson's complete inventory. In September 1991, the Company began offering customers PDXpress(R), a computerized order entry system utilizing a hand-held bar code scanner. PDXpress(R) eliminates handwritten order forms by permitting a user to scan a product bar code from an inventory tag system or from Patterson's bar-coded catalog. Patterson's most recent system, introduced in 1996, is PassPort Plus, a new smart phone which incorporates automated ordering with credit card processing. More than 6,700 Patterson customers currently utilize either REMO, PDXpress(R) or PassPort Plus to order dental supplies. REMO, PDXpress(R) and PassPort Plus are provided at no additional charge to customers who maintain certain minimum purchase requirements.

     Dental Office Design. Patterson provides dental office layout and design services through its staff of 95 equipment specialists. Through the use of Patterson's own computer-aided design (CAD) program, equipment specialists can create original or revised dental office blueprints in a fraction of the time required to produce conventional drawings. Customers purchasing major equipment items receive dental office design services at no additional charge.

     Equipment Financing. The Company arranges financing for qualified purchasers of equipment. The Company sells its retail installment contracts to a third party or, alternatively, arranges financing/leasing through a third party. In fiscal 1997, the Company originated over $52 million of equipment finance contracts.

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

     In April 1996, the Company entered into a Contract Purchase Agreement with First Bank National Association, under which First Bank committed to purchase from the Company, on a limited recourse basis, the Company's installment sale contracts secured by dental equipment. The Company services the accounts. First Bank committed up to a combined $40 million for both installment contract receivables outstanding and unsecured borrowings under a revolving credit agreement with the Company. As of April 26, 1997, First Bank had purchase contracts with an outstanding principal balance of $32 million under the Contract Purchase Agreement. In July, 1997 the First Bank commitment was increased to $70 million with the addition of two other bank participants.

Sales and Marketing

     During fiscal 1997, Patterson sold its products to over 74,000 customers who made one or more purchases of supplies during the year. Patterson's customers include dentists, dental laboratories and institutions. No single customer accounted for more than 1% of sales during fiscal 1997, and Patterson is not dependent on any customer or group of customers.

     Due to the fragmented nature of the dental products market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. As of April 26, 1997, Patterson employed approximately 750 trained sales representatives, 95 of whom were equipment specialists. Each representative works within an assigned sales territory from one of 92 sales offices under the supervision of a branch sales manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some representatives receiving a base salary and commission.

     To assist its sales representatives, Patterson publishes a variety of catalogs and fliers containing product and service information. Patterson's customers receive a full-line product catalog containing over 10,000 inventoried items. A separate catalog limited to high-volume products contains bar coding and product numbers, permitting PDXpress(R) and PassPort Plus users to enter orders electronically 24 hours a day, seven days a week. Selected consumable supplies, new products, specially priced items and high-demand items such as asepsis products are promoted through merchandise fliers printed bimonthly and distributed to over 100,000 dentists nationwide. In addition, equipment sold by the Company is featured in the Company's semiannual publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson, and information on equipment maintenance.

     The Company believes that its computerized remote order entry systems, REMO, PDXpress (R) and PassPort Plus help to establish relationships with new customers and increase loyalty among existing customers. Patterson provides these systems at no additional cost to customers who maintain certain minimum purchase requirements.

Distribution

     Patterson ships its dental supplies from 9 distribution centers. The Company's 92 sales offices in the United States and Canada are configured with display areas where the latest dental equipment can be demonstrated. Equipment inventory is also staged at sales offices before delivery to dental offices for installation.

     Patterson processes an average of more than 8,000 orders per day. A customer can place an order through a sales representative, by telephone utilizing a Patterson catalog or other publication and, for selected customers, electronically utilizing REMO, PDXpress(R) or PassPort Plus. All orders are routed through one of the Company's branch offices and are entered into a computerized ordering, shipping and inventory system, which links each of the Company's distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs shipment of the item from another center. As items are ordered, the system automatically records reductions in the inventory of the items. Each order is printed out in the shipping department of the appropriate distribution center, where employees pick and pack the order. All orders are checked for accuracy before shipment by common carrier. The Company estimates that 97% of its consumable goods orders are shipped complete within 24 hours.

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

Sources of Supply

     The Company obtains dental products from approximately 1,100 vendors. In calendar 1996, the Company's top 10 vendors and single largest vendor accounted for approximately 39% and 7%, respectively, of the cost of products sold. There is more than one source of supply for almost all of the categories of products sold by the Company.

Competition

     The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service distributors and mail-order distributors. In addition to Patterson and two other national, full-service firms, Sullivan Dental Products, Inc. and the Henry Schein Company ("Schein"), there are at least 20 full-service distributors which operate on a regional level, and hundreds of small local distributors. Approximately 23 of these independent distributors are members of a purchasing group known as the ADC buying group ("ADC"). ADC purchases dental products and obtains volume discounts for the benefit of its members. ADC members, who market and sell products independently, are believed to have combined sales exceeding those of the Company. Although the Company does not have reliable information regarding the market share of mail-order companies, it believes that Schein is the largest mail-order company. Patterson believes that it competes with full-service distributors and mail-order distributors based primarily on its qualified and motivated sales force, experienced service technicians, broad range of products and services, accurate and timely delivery, strategic location of sales offices and distribution centers, and competitive pricing.

Trademarks

     Patterson has registered with the United States Patent and the Trademark Office the marks "Patterson" and "PDXpress." The Company believes that the Patterson mark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company.

Colwell Systems

     The Company's Colwell Systems division, acquired in October, 1996, provides a variety of printed products and office supplies to office-based healthcare providers including medical and dental offices. Colwell's products include custom printed products, insurance and billing forms, stationery, envelopes and business cards, labels, file folders, appointment books and other stock office supply products. Colwell sells its products through catalogs distributed to over 160,000 customers several times a year and through its own telemarketing staff located in Champaign, Illinois. Colwell receives orders by telephone and through the mail. Colwell operates from two facilities located in Champaign, Illinois. One facility is a 86,200 square foot printing plant which specializes in short-run printing and produces Colwell's custom printed products. The other facility in Champaign serves as its distribution center for its stock items, the call center for its telemarketing group and administrative offices. Colwell employees 136 people at its printing plant and 254 people at its distribution and call center facility.

     Colwell's principal competition includes two other national direct marketers of forms and office supplies to the healthcare market, local printing companies and local and national chain office supply stores.

Employees

     As of April 26, 1997, the Company employed 2,913 people in the United States and Canada on a full-time basis, consisting of 786 sales representatives, 111 telemarketing employees, 613 service technicians, 351 distribution employees, 188 manufacturing employees, and 864 general and administrative employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson's employees is subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

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

2.  PROPERTIES

     As of April 26, 1997, Patterson's 102 facilities consisted of 90 sales offices, 7 distribution centers, two combined sales office/distribution centers, its Colwell production facility and telemarketing/distribution facility and its headquarters building. All but eight facilities are leased and, with few exceptions, such leases are for three to five-year terms. As of April 26, 1997, the Company leased approximately 628,000 square feet at an annual cost of $6.20 per square foot. The Company considers its facilities to be well-maintained and suitable for its purposes.

     The Company has made a significant investment in computer, data processing and automated office equipment systems and it plans to continuously upgrade these systems. The Company believes that technology-based systems are crucial in supporting its operating efficiency and providing it with a competitive advantage.

3. LEGAL PROCEEDINGS

     The Company has been involved in various legal proceedings arising in the ordinary course of business. Some of these proceedings involve claims against the Company for alleged personal injuries arising out of the use of dental products manufactured by third parties and distributed by the Company. The Company believes that if any of such cases are determined in favor of the claimants, the manufacturers of such products would have primary responsibility for any damages because Patterson is a distributor of finished goods manufactured by third parties. In the event that a manufacturer of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company could have liability for the entire judgment. Since May 1985 the Company has maintained product liability insurance coverage for any potential liability for claims arising out of products sold by the Company. The Company believes that any liabilities which might result from pending cases and claims relating to events occurring after May 1985 would be adequately covered by such insurance and that any unfavorable results in such cases would not have a material adverse effect on the Company's business or financial condition. With respect to claims relating to events occurring prior to May 1985, the agreement providing for the acquisition of Patterson from The Beatrice Companies, Inc. provides that Beatrice and its successors are obligated to indemnify the Company for losses exceeding a litigation reserve established at the time of the acquisition plus $200,000. Beatrice has not been notified of pending litigation and has not contested its obligation to indemnify the Company. Although the Company has insurance coverage for product liability claims relating to events occurring after May 1985 and is entitled to indemnification from third parties under certain circumstances, there is no assurance that any such additional litigation would not have a material adverse effect on the Company's business or financial condition in the future.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the three-month period ended April 26, 1997.



                                    PART II

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

                                                  High     Low
                                                 -------  ------
               Fiscal 1996
                 First Quarter..................  27-1/4  21-3/4
                 Second Quarter.................  28-1/2  22-3/4
                 Third Quarter..................  28-5/16 23-1/2
                 Fourth Quarter.................  31-3/4  24-1/2
               Fiscal 1997
                 First Quarter..................  36-7/8  28-3/4
                 Second Quarter.................  30-1/4  20
                 Third Quarter..................  28-3/4  25-1/2
                 Fourth Quarter.................  35-7/8  26-1/2

     On July 11, 1997, the number of holders of record of Common Stock was 1,546. The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (612) 450-4064.

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

6.  SELECTED CONSOLIDATED FINANCIAL DATA
  (In thousands, except per share amounts)

                                                                               Fiscal Year Ended
                                                      ---------------------------------------------------------------------
                                                      April 26,   April 27,   April 29,   April 30,   April 24,   April 25,
                                                        1997        1996        1995        1994        1993        1992
                                                      ---------   ---------   ---------   ---------   ---------   ---------
Statement of Operations Data:
----------------------------
Net sales                                              $661,518    $581,893    $532,598    $466,882    $342,826    $277,057
Cost of sales                                           423,911     376,507     342,868     301,239     223,501     180,226
                                                       --------    --------    --------    --------    --------    --------
Gross profit                                            237,607     205,386     189,730     165,643     119,325      96,831
Operating expenses                                      186,956     161,676     151,640     134,317      99,032      83,319
                                                       --------    --------    --------    --------    --------    --------
Operating income                                         50,651      43,710      38,090      31,326      20,293      13,512
Other income (expense) - net                              1,304       1,998       1,043         643         134        (945)
                                                       --------    --------    --------    --------    --------    --------
Income before income taxes and extraordinary item        51,955      45,708      39,133      31,969      20,427      12,567
Income taxes                                             19,540      16,961      14,953      12,683       7,219       4,041
                                                       --------    --------    --------    --------    --------    --------
Income before extraordinary item                         32,415      28,747      24,180      19,286      13,208       8,526
Extraordinary item (1)
  (less income tax benefit of $281)                          --          --          --          --        (453)         --
                                                       --------    --------    --------    --------    --------    --------
Net income                                             $ 32,415    $ 28,747    $ 24,180    $ 19,286    $ 12,755    $  8,526
                                                       ========    ========    ========    ========    ========    ========

Earnings per common and common
 equivalent share: (2)
    Earnings before extraordinary item                 $   1.50    $   1.31    $   1.10    $   0.87    $   0.62    $   0.38
    Loss - extraordinary item (1)                            --          --          --          --       (0.02)         --
                                                       --------    --------    --------    --------    --------    --------
    Net earnings                                       $   1.50    $   1.31    $   1.10    $   0.87    $   0.60    $   0.38
                                                       ========    ========    ========    ========    ========    ========
Weighted average common and common
 equivalent shares outstanding (2)                       21,681      21,539      21,488      21,485      19,842      18,498
Dividends per common share (2)                               --          --          --          --          --          --


Balance Sheet Data:
------------------
Working capital                                        $ 94,528    $111,869    $ 87,229    $ 72,301    $ 56,546    $ 35,227
Total assets                                            244,462     202,800     170,768     136,196     104,630      75,250
Total debt                                                2,976       3,175       3,324       9,064          21      19,224
Stockholders' equity                                    162,747     127,121      97,191      72,179      53,142      10,686

                                                                    Fiscal Year Ended
                                                      ---------------------------------------------
                                                      April 27,   April 28,   April 29,   April 30,
                                                        1991       1990        1989        1988
                                                      ---------   ---------   ---------   ---------

Statement of Operations Data:
----------------------------
Net sales                                              $243,130    $220,583    $218,177    $198,188
Cost of sales                                           156,785     142,138     143,684     129,833
                                                       --------    --------    --------    --------
Gross profit                                             86,345      78,445      74,493      68,355
Operating expenses                                       75,017      70,459      67,761      62,315
                                                       --------    --------    --------    --------
Operating income                                         11,328       7,986       6,732       6,040
Other income (expense) - net                               (871)      1,061       1,176       1,305
                                                       --------    --------    --------    --------
Income before income taxes and extraordinary item        10,457       9,047       7,908       7,345
Income taxes                                              3,128       3,015       2,680          63
                                                       --------    --------    --------    --------
Income before extraordinary item                          7,329       6,032       5,228       7,282
Extraordinary item (1)
  (less income tax benefit of $281)                          --          --          --          --
                                                       --------    --------    --------    --------
Net income                                             $  7,329    $  6,032    $  5,228    $  7,282
                                                       ========    ========    ========    ========

Earnings per common and common
 equivalent share: (2)
    Earnings before extraordinary item                 $   0.32    $   0.30    $   0.26    $   0.36
    Loss - extraordinary item (1)                            --          --          --          --
                                                       --------    --------    --------    --------
    Net earnings                                       $   0.32    $   0.30    $   0.26    $   0.36
                                                       ========    ========    ========    ========

Weighted average common and common
 equivalent shares outstanding (2)                       18,474      20,334      20,111      20,124
Dividends per common share (2)                               --          --    $   0.49          --


Balance Sheet Data:
------------------
Working capital                                        $ 30,616    $ 31,355    $ 37,584    $ 41,166
Total assets                                             64,554      61,267      63,055      69,041
Total debt                                               21,634       3,640      14,173      14,137
Stockholders' equity                                      2,202      17,086      10,934      15,066

(1) Relates to retirement of bank debt from proceeds of initial public offering.
(2) Amounts are adjusted for stock splits: 60 shares of Patterson for each share of PDA held, on June 2, 1992, and a three-for-two split on June 17, 1994.

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
     FINANCIAL CONDITION

     The Company's string of record performances results from an effective growth strategy that has been successfully implemented over the last several years. Patterson, the leader in the dental supplies industry, continues to exceed its goal of growing four percentage points faster than the average industry growth rate. Since 1992, sales grew 19% compounded annually, exceeding the Company's sales goal. Net income had a five-year growth rate of 31% compounded annually. Patterson's significant operating performance is attributable to a well-developed, well-executed strategy for internal growth, which includes sales force expansion, new product introduction and effective marketing programs; as well as its aggressive external plan to grow its customer base and sales force by acquiring smaller distributors, and more recently, increasing its value as a single source supplier by acquiring complementary product lines.

     Over the last five years, Patterson has completed eight acquisitions, which contributed to the Company's growth. New product introductions and a substantial selection of more than 75,000 products supported an increase in the customer base and an increase in average sales per customer. Sales of consumable supplies rose 20% compounded annually over the five-year period, and equipment sales grew 18% compounded annually. On average, consumables make up 62 % of total sales; equipment represents 28%.

     The Company has achieved an average five-year return on equity of 29%, return on assets of 15% and return on sales of 4%.

Results of Operations
---------------------

     The following table summarizes the results of operations over the past three fiscal years as a percent of sales:

                               1997    1996    1995
                              ------  ------  ------
       Net sales............  100.0%  100.0%  100.0%
       Cost of sales........   64.1%   64.7%   64.4%
                              -----   -----   -----
       Gross profit.........   35.9%   35.3%   35.6%
       Operating expenses...   28.2%   27.8%   28.5%
                              -----   -----   -----
       Operating income.....    7.7%    7.5%    7.1%
       Other income.........     .2%     .3%     .2%
                              -----   -----   -----
       Income before taxes..    7.9%    7.8%    7.3%
       Income taxes.........    3.0%    2.9%    2.8%
                              -----   -----   -----
       Net income...........    4.9%    4.9%    4.5%
                              =====   =====   =====

Fiscal 1997 Compared with Fiscal 1996

     Net Sales. Net sales for fiscal 1997 grew 13.7% to $661.5 million from $581.9 million in fiscal 1996. Colwell, acquired on October 1, 1996, contributed
5.8 percentage points of the sales increase. Excluding Colwell, dental supplies represented 61% of the sales versus 60% in fiscal 1996, and equipment accounted for 29%, equal to last year, while other products and services were 10% versus 11% a year ago. The growth in sales of dental products reflects the success of aggressive sales and marketing efforts to expand market share with existing and new customers, and lead the introduction of new technologies. The number of dental practitioners who purchased consumable dental supplies from Patterson increased from 73,600 in fiscal 1996 to 74,000 in fiscal 1997, while at the same time, average sales per customer increased 9.2% to over $5,000. Sales of high-technology products, such as the KCP 1000 cavity preparation device and CEREC 2, which makes available chairside restorations in one visit, continue to drive growth of equipment sales.

     Gross Profit. Gross profit increased 15.7% to $237.6 million for fiscal 1997 compared with $205.4 million for fiscal 1996, primarily as a result of increased sales volume. Gross margin increased to 35.9% versus 35.3% in fiscal 1996, reflecting the impact of higher margin Colwell sales for the last seven months of the year. Excluding Colwell, margins were essentially flat with prior year.

     Operating Expenses. Operating expenses grew 15.6% to $187.0 million for fiscal 1997 versus $161.7 million for fiscal 1996, primarily due to the increase in sales and the related variable expenses. Excluding Colwell, the rate of growth in operating expenses outpaced the increase in gross margin due to the conversion of ESOP shares from preferred to common, which increased operating expense, and higher healthcare costs for employees. Excluding the impact of the change in accounting for ESOP funding, operating expenses as a percent of sales would have been 28.1% versus 27.8% for fiscal 1996.

     Operating Income. Operating income expanded to $50.7 million, or 7.7% of sales, in fiscal 1997. This represents a 15.9% increase from $43.7 million, or 7.5% of sales, in fiscal 1996. Operating margins improved slightly, reflecting the higher margins associated with Colwell.

     Other Income. Other income was $1.3 million in fiscal 1997 compared with $2.0 million in fiscal 1996. The decrease was due to lower interest income related to reduced short-term investment of excess cash.

     Income Taxes. The effective tax rate was 37.6% for fiscal 1997 up slightly from 37.1% reported in fiscal 1996 due to the loss in Canada, for which no tax benefit has been recognized.

     Net Income. Net income increased $3.7 million, or 12.8%, to $32.4 million for fiscal 1997 on a 13.7% increase in sales. The net margin remained unchanged from fiscal 1996 at 4.9%.

     Refer to footnote 7 in Notes To Consolidated Financial Statements for the impact of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

Fiscal 1996 Compared with Fiscal 1995

     Net Sales. Net sales increased 9.3% to $581.9 million for fiscal 1996 compared with $532.6 million in fiscal 1995. Supplies constituted 60% of sales in fiscal 1996 versus 62% in fiscal 1995, and equipment accounted for 29% versus 27%. Other products and services were 11% of sales for both periods. The increase in sales was attributable primarily to higher unit sales in most of the Company's product lines and, to a lesser extent, price increases. The unit increases occurred primarily in equipment sales and more specifically in the sale of Reveal intra-oral cameras, which accounted for 2.8% of the 9.3% sales increase. The number of customers who purchased consumable dental supplies from the Company was 73,600 and the average consumable sales per customer increased 9.2% to $4,600 in fiscal 1996.

     Gross Profit. As a result of increased sales, gross profit increased 8.3% to $205.4 million for fiscal 1996 compared with $189.7 million for fiscal 1995. Gross margin decreased to 35.3% in fiscal 1996 from 35.6% in fiscal 1995. The reduction in gross margin was primarily the result of the increase in equipment sales as a percent of total sales and the lower margin on equipment sales compared to supply sales, and a larger LIFO adjustment in fiscal 1996.

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

     Other Income. Other income was $2.0 million in fiscal 1996 compared with $1.0 million in fiscal 1995. The gain was due mainly to an increase in interest income from financing customers' equipment purchases, and the short-term investment of excess cash.

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

Liquidity and Capital Resources

     The following table summarizes certain balance sheet items as a percent of total assets.

                                      April 26,      April 27,
                                        1997           1996
                                      ---------      ---------
Total assets.....................      100.0%          100.0%
Current assets...................       67.2            86.1
Current liabilities..............       28.5            31.0
Long-term debt...................        1.1             1.5
stockholder's equity.............       66.6            62.7

     Patterson's operating cash flow reflects higher profitability and improved productivity in the use of working capital. Available liquid resources at April 26, 1997, consisted of $9.1 million in cash and cash equivalents and $28 million available under existing bank lines. The acquisition of Colwell on October 1, 1996, utilized the company's cash balances and a portion of committed credit lines during the October to January period. All borrowings associated with the Colwell acquisition have been repaid.

     Working capital decreased $17.3 million during fiscal 1997 to $94.5 million at April 26, 1997, primarily reflecting the decline in excess cash balances associated with the purchase of Colwell. Liquidity, as measured by the current ratio at the end of fiscal year 1997, declined to 2.4 to 1 from 2.8 to 1 reported last year.

     Capital expenditures, net of dispositions, were $4.9 million in fiscal 1997 versus $6.9 million in fiscal 1996. In fiscal 1997, $61.2 million was invested in acquisitions versus $2.4 million last year. Refer to footnote 2 in Notes To Consolidated Financial Statements for discussion of the Colwell acquisition.

     The Company believes that funds from operations and the remainder of its committed bank lines are sufficient to meet any other existing and presently anticipated needs. In addition, the Company believes it has sufficient debt capacity to obtain the necessary funds for use in accomplishing its corporate objectives.

Asset Management

     The following table summarizes the Company's days sales outstanding (DSO), inventory turnover, and sales per employee over the past three fiscal years:

                                      1997   1996   1995
                                      -----  -----  -----
     Day sales outstanding              46     45     45
     Inventory turnover(1)             7.5    7.1    7.1
     Sales per employee (000's)       $251   $233   $228

(1) The inventory values used in this calculation are the LIFO inventory values for U.S. dental inventories and the FIFO inventory value for Canadian and Colwell inventories.

     Days sales outstanding have remained relatively constant over the past three years.

     The inventory balance increased $11.5 million to $60.3 million at the end of fiscal 1997 from $48.8 million at the end of fiscal 1996. The increase was due primarily to the forward buying opportunities that were taken advantage of at the end of fiscal 1997, which were not available at the end of fiscal 1996, and inventory acquired through acquisitions.

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

     . Future operating results of the Company's Colwell Systems division depend upon its ability to attract and retain customers by offering quick response time and innovative products that meet industry reporting standards. Because the cost of paper stock represents over half the cost of its paper and printed products, future operating results may be subject to fluctuations in paper prices. In addition, the introduction of computer-based technologies into the management of health care practices may affect future demand for printed products.

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Patterson Dental Company


We have audited the accompanying consolidated balance sheets of Patterson Dental Company as of April 26, 1997 and April 27, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Dental Company at April 26, 1997 and April 27, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 26, 1997, in conformity with generally accepted accounting principles.


                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
May 22, 1997

                           PATTERSON DENTAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                    ASSETS

                                                                                 April 26,     April 27,
                                                                                   1997          1996
                                                                                 ---------     ---------
Current assets:
 Cash and cash equivalents......................................................  $  9,095      $ 46,056
 Receivables, net of allowance for doubtful accounts of
    $4,769 and $4,872 at April 26, 1997 and April 27, 1996, respectively........    90,897        77,215
 Inventory......................................................................    60,335        48,787
 Prepaid expenses...............................................................     2,789         1,729
 Deferred taxes.................................................................     1,178           898
                                                                                  --------      --------
     Total current assets.......................................................   164,294       174,685
Property and equipment, net.....................................................    34,532        25,740
Intangibles, net................................................................    43,747            --
Other...........................................................................     1,889         2,375
                                                                                  --------      --------
     Total assets...............................................................  $244,462      $202,800
                                                                                  ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...............................................................  $ 46,597      $ 42,520
 Accrued payroll expense........................................................    11,941         9,504
 Other accrued expenses.........................................................     9,152         8,421
 Income taxes payable...........................................................     1,890         2,220
 Current maturities of long-term debt...........................................       186           151
                                                                                  --------      --------
     Total current liabilities..................................................    69,766        62,816
Long-term debt..................................................................     2,790         3,024
Deferred taxes..................................................................     1,362         1,157
                                                                                  --------      --------
     Total liabilities..........................................................    73,918        66,997
Deferred credits................................................................     7,797         8,682
Commitments and contingent liabilities
Stockholders' equity:
 Preferred Stock Series A, $.01 par value, $11.20 per share liquidation value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - none and 3,553,627 at
     April 26, 1997 and April 27, 1996, respectively............................        --        21,885
 Preferred Stock, $.01 par value:
     Authorized shares - 20,000,000.............................................        --            --
 Common Stock, $.01 par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 21,717,473 and 17,701,435 at
     April 26, 1997, and April 27, 1996, respectively...........................       218           177
Additional paid-in capital......................................................    55,227        31,435
Cumulative translation adjustment...............................................      (664)         (189)
Retained earnings...............................................................   123,035        89,713
Note receivable from ESOP.......................................................   (15,069)      (15,900)
                                                                                  --------      --------
     Total stockholders' equity.................................................   162,747       127,121
                                                                                  --------      --------
     Total liabilities and stockholders' equity.................................  $244,462      $202,800
                                                                                  ========      ========
See accompanying notes.

                           PATTERSON DENTAL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)


                                                            Year Ended
                                                -----------------------------------
                                                April 26,    April 27,   April 29,
                                                   1997        1996         1995
                                                ----------  -----------  ----------
Net sales.....................................   $661,518     $581,893    $532,598

Cost of sales.................................    423,911      376,507     342,868
                                                 --------     --------    --------

Gross profit..................................    237,607      205,386     189,730

Operating expenses............................    186,956      161,676     151,640
                                                 --------     --------    --------

Operating income..............................     50,651       43,710      38,090

Other income and expense:
     Amortization of deferred credits.........        885          885         885
     Finance income, net......................      1,017        1,518         632
     Interest expense.........................       (564)        (410)       (503)
     Profit (loss) on currency exchange.......        (34)           5          29
                                                 --------     --------    --------

Income before income taxes....................     51,955       45,708      39,133

Income taxes..................................     19,540       16,961      14,953
                                                 --------     --------    --------

Net income....................................   $ 32,415     $ 28,747    $ 24,180
                                                 ========     ========    ========

Net income available for common shareholders..   $ 32,415     $ 28,125    $ 23,572
                                                 ========     ========    ========

Earnings per common and common
   equivalent share...........................   $   1.50     $   1.31    $   1.10
                                                 ========     ========    ========

Weighted average common and common
   equivalent shares outstanding..............     21,681       21,539      21,488
                                                 ========     ========    ========
See accompanying notes.


                           PATTERSON DENTAL COMPANY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in thousands)

                                      Preferred           Additional   Cumulative                 Note
                                        Stock     Common   Paid-in    Translation   Retained   Receivable
                                       Series A   Stock    Capital     Adjustment   Earnings    from ESOP     Total
                                      ----------  ------  ----------  ------------  ---------  -----------  ---------
Balance at April 30, 1994              $ 21,996    $176     $30,092      $(420)     $ 38,015     $(17,680)   $ 72,179

  Tax benefit on unallocated
   ESOP shares                               --      --          --         --           283           --         283
  Change in translation adjustment           --      --          --        328            --           --         328
  Common stock issued, net                  (47)     --         268         --            --           --         221
  Dividend paid                              --      --          --         --          (891)          --        (891)
  Cash payments received on note
   receivable from ESOP                      --      --          --         --            --          891         891
  Net income                                 --      --          --         --        24,180           --      24,180
                                       --------    ----     -------      -----      --------     --------    --------

Balance at April 29, 1995                21,949     176      30,360        (92)       61,587      (16,789)     97,191

  Tax benefit on unallocated
   ESOP shares                               --      --          --         --           268           --         268
  Change in translation adjustment           --      --          --        (97)           --           --         (97)
  Common stock issued, net                  (64)      1       1,075         --            --           --       1,012
  Dividend paid                              --      --          --         --          (889)          --        (889)
  Cash payments received on note
   receivable from ESOP                      --      --          --         --            --          889         889
  Net income                                 --      --          --         --        28,747           --      28,747
                                       --------    ----     -------      -----      --------     --------    --------

Balance at April 27, 1996                21,885     177      31,435       (189)       89,713      (15,900)    127,121

  Change in translation
   adjustment                                --      --          --       (475)           --           --        (475)
  Preferred shares exchanged
   for common or cash -
   ESOP redemptions                     (21,885)     39      21,846         --            --           --          --
  Common stock issued, net                   --       1       1,907         --            --           --       1,908
  Cash payments received on note
   receivable from ESOP                      --      --          --         --            --          831         831
  Pooling of interests-Thau Nolde            --       1          39         --           907           --         947
  Net income                                 --      --          --         --        32,415           --      32,415
                                       --------    ----    --------      -----      --------     --------    --------

Balance at April 26, 1997              $     --    $218    $55,227       $(664)     $123,035     $(15,069)   $162,747
                                       ========    ====    =======       =====      ========     =========   ========
See accompanying notes.

                             PATTERSON DENTAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
                                                                             Year Ended
                                                                   ----------------------------------
                                                                   April 26,    April 27,   April 29,
                                                                     1997         1996        1995
                                                                   ---------    ---------   ---------
Operating activities:
    Net income.................................................    $ 32,415      $28,747    $ 24,180
    Adjustments to reconcile net income to net cash
      provided by operating activities:
            Depreciation.......................................       4,854        3,776       3,305
            Amortization of deferrals..........................        (885)      (1,024)       (876)
            Amortization of goodwill...........................       1,337           --          --
            Bad debt expense...................................         592          472         681
            Deferred taxes.....................................         (75)         475         234
            Change in assets and liabilities net of acquired:
                Increase in receivables........................      (6,998)      (7,017)     (6,599)
                (Increase) decrease in inventory...............      (7,833)      12,539     (15,641)
                Increase (decrease) in accounts payable........       2,436         (657)     13,319
                Increase in accrued liabilities................       1,902        2,488       2,927
                Other changes from operating activities, net...      (1,133)       1,164        (107)
                                                                   --------      -------    --------
                Net cash provided by operating activities......      26,612       40,963      21,423

Investing activities:
    Additions to property and equipment, net...................      (4,942)      (6,906)     (6,175)
    Acquisitions...............................................     (61,171)      (2,401)         --
                                                                   --------      -------    --------
    Net cash used in investing activities......................     (66,113)      (9,307)     (6,175)

Financing activities:
    Payments and retirement of long-term debt and
        obligations under capital leases.........................      (143)        (138)       (118)
    Decrease in revolving credit agreement.......................        --           --      (5,685)
    Payment of dividend..........................................        --         (889)       (891)
    Cash payments received on note receivable from ESOP..........       831          889         891
    Common stock issued, net.....................................     1,908        1,012         229
                                                                   --------      -------    --------
    Net cash provided by (used in) financing activities..........     2,596          874      (5,574)
    Effect of exchange rate changes on cash......................       (56)         (44)         18
                                                                   --------      -------    --------
    Net increase (decrease) in cash and cash equivalents.........   (36,961)      32,486       9,692
    Cash and cash equivalents at beginning of period.............    46,056       13,570       3,878
                                                                   --------      -------    --------
    Cash and cash equivalents at end of period...................  $  9,095      $46,056    $ 13,570
                                                                   ========      =======    ========

Supplemental disclosures:
    Income taxes paid............................................  $ 19,956      $15,977    $ 14,993
    Interest paid................................................       567          413         509
    Exchange of preferred shares into common stock...............    21,885           --          --

See accompanying notes.

                           PATTERSON DENTAL COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                April 26, 1997
               (Dollars in thousands, except per share amounts)


1.   Summary of Significant Accounting Policies

Basis of Presentation

  The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries Patterson Dental Supply, Inc., Direct Dental Supply Co., Colwell Systems, Inc. and Patterson Dental Canada Inc. All significant intercompany transactions have been eliminated in consolidation.

Description of Business

  The Company is the largest provider of dental equipment, supplies and services to dentists, institutional customers and dental laboratories in North America, operating from 102 locations with approximately 2,900 employees. The Company distributes approximately 75,000 dental and office products from over 1,100 manufacturers, offering specialty items and services including the Patterson private label line of dental items. In addition, its Colwell subsidiary produces and sells stationery and office products to healthcare providers.

Fiscal Year End

  The fiscal year end for the Company is the last Saturday in April.

Cash and Cash Equivalents

  Cash equivalents consist of investments in money market funds and floating rate municipal bonds. Cost approximates fair value.

Inventory

  Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign and Colwell inventories. Inventories valued at LIFO represent 84% of total inventories at April 26, 1997 and 83% at April 27, 1996.

  The accumulated LIFO provision was $10,943 at April 26, 1997 and $9,733 at April 27, 1996. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

Property and Equipment

  Property and equipment are stated at cost. The Company provides depreciation on the straight-line method over estimated useful lives of 40 years for buildings, 3 to 20 years for leasehold improvements or the term of the lease, if less, 5 years for data processing equipment, and 5 to 10 years for office furniture and equipment.

Intangibles

  Intangibles represent primarily the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and are amortized over a period of twenty years.

  Accumulated amortization at April 26, 1997 was $1,399. The Company employs the undiscounted cash flow method of assessment for these assets when factors indicating an impairment are present.

Earnings Per Common Share

  For 1996 and 1995, earnings per share information assumes the conversion of Patterson Preferred to Common at the ratio of 1 to 1.08 for shares held by the ESOP. Patterson Preferred along with dilutive stock options are common stock equivalents. For purposes of this computation, net income was reduced by an amount equal to the preferred stock dividends, net of applicable taxes. Such reduction reflects the additional compensation expense necessary to fund the ESOP, absent such dividends.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted by the Company on April 25, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact, compared to primary earnings per share now reported, is not expected to be material.

Income Taxes

  The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Employee Stock Ownership Plan

  Compensation expense related to the Company's defined contribution ESOP is computed based on the shares allocated method. In 1996 and 1995 such amounts were reduced by related Preferred Stock dividends.

Deferred Credits

  Negative goodwill (deferred credit) arose through the purchase of the Patterson business in fiscal 1986 and D.L. Saslow Co., Inc. in fiscal 1988. The Company is amortizing the deferred credits on a straight-line basis over 20 years.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets

  FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1997. The effect of adoption was not material.


2.   Acquisitions

  During 1997, the Company acquired all of the common stock of Thau-Nolde, Inc., located in St. Louis, Missouri, in exchange for 83,400 shares of common stock. Thau-Nolde was merged into the Company and the acquisition was accounted for as a pooling-of-interests. The financial statements do not reflect Thau-Nolde's financial position and results of operations prior to the date of acquisition based on materiality. The Company also acquired certain assets of Dental Services Co., Inc., located in Erie, Pennsylvania. This acquisition was accounted for as a purchase and, accordingly, the net assets and operating results are included in the Company's financial statements from the date of acquisition. The pro forma impact of these acquisitions on the Company's results of operations for all years presented was not material.

     During 1996, the Company acquired all of the common stock of Barber Dental Supply Inc., located in Omaha, Nebraska. Barber was merged into the Company. The Company also acquired certain assets of Eagle Dental Supply, Inc., located in Kansas City, Missouri. Both acquisitions have been accounted for as purchases and, accordingly, their net assets and operating results are included in the Company's financial statements from the respective dates of acquisition. The pro forma impact of the acquisitions on the Company's results of operations for all years presented was not material.

     On October 1, 1996 the Company purchased the Colwell division of Deluxe Corporation (Colwell) for an aggregate purchase price of $61.0 million. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the 1996 fiscal period.


                                                            Year Ended
                                                          (In thousands,
                                                      except per share data)
                                                  April 26, 1997  April 27, 1996
                                                  --------------  --------------
Net sales                                            $685,283         $637,972
Income before taxes                                    54,037           43,611
Net income                                             33,685           27,467
Earnings per share                                   $   1.55         $   1.25


3. Property and Equipment

                                                           April 26,  April 27,
                                                             1997       1996
                                                           ---------  ---------
Land.....................................................  $  3,402   $  2,698
Buildings................................................    16,155     12,637
Leasehold improvements...................................     1,330      1,219
Furniture and equipment..................................    13,509      8,138
Data processing equipment................................    15,945     13,036
                                                           --------   --------
                                                             50,341     37,728
Accumulated depreciation.................................   (15,809)   (11,988)
                                                           --------   --------
                                                           $ 34,532   $ 25,740
                                                           ========   ========


4. Long-Term Debt

                                                           April 26,  April 27,
                                                             1997       1996
                                                           ---------  ---------
Mortgage.................................................. $  2,899   $  3,095
Obligations under capital leases..........................       77         80
                                                           --------   --------
                                                              2,976      3,175
Less current maturities...................................      186        151
                                                           --------   --------
                                                           $  2,790   $  3,024
                                                           ========   ========

          The Company has revolving credit agreements which provide for unsecured borrowings and sales of installment contract receivables of up to a combined $60 million until September 1997. The agreements require that the Company maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 26, 1997.

          The mortgage obligation is an 11.5%, 20 year mortgage starting in 1988 on 5,000 Canadian dollars. The mortgage covers Patterson Dental Canada's Montreal building. Monthly payments are 52 Canadian dollars. Long-term debt becomes due: $186 in 1998, $175 in 1999, $166 in 2000, $183 in 2001, $205 in
2002 and the balance thereafter.

5.        Leases

          The Company leases facilities for its branch locations. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows for the years ending in April:

          1998.............................  $ 3,663
          1999.............................    3,000
          2000.............................    2,181
          2001.............................    1,250
          2002.............................      871
          Thereafter.......................      235
                                             -------
          Total minimum payments required..  $11,200
                                             =======

          Rent expense was $4,906, $4,542 and $4,529 for the years ended April 26, 1997, April 27, 1996 and April 29, 1995, respectively.

6         Income Taxes

          For financial reporting purposes, income before income taxes includes the following components:

                                                                             1997      1996     1995
                                                                            -------   -------  -------
Income (loss) before income taxes:
   United States..........................................................  $52,633   $44,290  $38,404
   Canada.................................................................     (678)    1,418      729
                                                                            -------   -------  -------
    Total.................................................................  $51,955   $45,708  $39,133
                                                                            =======   =======  =======

Significant components of the provision for income taxes are as follows:

                                                                             1997      1996     1995
                                                                            -------   -------  -------
Current:
   Federal................................................................  $17,417   $13,642  $12,022
   Foreign................................................................       --        --       --
   State..................................................................    2,198     2,844    2,697
                                                                            -------   -------  -------
    Total current.........................................................   19,615    16,486   14,719

Deferred:
   Federal................................................................      (55)      418      191
   Foreign................................................................       --        --       --
   State..................................................................      (20)       57       43
                                                                            -------   -------  -------
    Total deferred........................................................      (75)      475      234
                                                                            -------   -------  -------

Provision for income taxes................................................  $19,540   $16,961  $14,953
                                                                            =======   =======  =======

          Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expense items for tax and financial statement reporting purposes.

          Significant components of the Company's deferred tax liabilities and assets as of April 26, 1997 and April 27, 1996 are as follows:

                                              1997      1996
                                            --------  --------
Canadian net operating loss carryforward..  $ 4,017   $ 4,162
Bad debt allowance........................      963       918
Unicap COS................................      521       521
ESOP unearned compensation................      428       351
Inventory obsolescence reserve............      311       286

                                       24

Hospital insurance........................      318       225
Vacation pay accrual......................      158       195
LIFO reserve..............................   (1,111)   (1,288)
Depreciation..............................     (444)     (522)
Financing income..........................   (1,045)     (835)
Other.....................................     (283)     (110)
Valuation allowance.......................   (4,017)   (4,162)
                                            -------   -------
    Total.................................  $  (184)  $  (259)
                                            =======   =======

   Income tax expense varies from the amount computed using the U.S. statutory rate. The causes of these differences and the related tax effects are shown below:

                                                 1997      1996      1995
                                               --------  --------  --------
Tax at U.S. statutory rate...................  $18,184   $15,998   $13,697
State tax provision, net of federal benefit..    1,416     1,886     1,781
Effect of foreign (income) losses............      237      (496)     (256)
ESOP dividend on allocated preferred stock...       --       (74)      (63)
Amortization of deferred credit..............     (310)     (310)     (310)
Other........................................       13       (43)      104
                                               -------   -------   -------
                                               $19,540   $16,961   $14,953
                                               =======   =======   =======

   At April 26, 1997, the Company had net operating loss carryforwards of $9,565 for Canadian income tax purposes that expire in years 1998 through 2001. Those carryforwards resulted primarily from the Company's fiscal 1994 acquisition of Healthco Canada Inc. For financial reporting purposes, a valuation allowance of $4,017 has been established to reduce the deferred tax assets to their net realizable value.

7. Employee Benefit Plans

Employee Stock Ownership Plan (ESOP)

   During 1990, the Company's Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each employee who has completed 1,000 hours of service during the plan year. During 1997, 1996 and 1995, shares with a cost of $824, $800 and $900, respectively, were earned and allocated to ESOP participants.

   During 1997 the ESOP was funded through a Company contribution of $831.

   During 1996 and 1995, the ESOP funding was effected through a preferred stock dividend aggregating $889 and $891, respectively, which served to reduce recorded compensation expense.

   On June 24, 1996, the Company called for redemption all of the outstanding shares of the Preferred Stock Series A which had a redemption value of $39,792 plus accrued dividends of $231. The trustee for the ESOP converted the Preferred Shares into 3,837,083 shares of Common Stock on July 3, 1996. Had the stock conversion occurred on May 1, 1994, earnings per share would have been unchanged for each of the three years in the period ended April 26, 1997.

   At April 26, 1997, 1,184,961 shares of the common stock were allocated to participants and had a fair market value of $36,586.

   At April 26, 1997 and April 27, 1996 indebtedness of the ESOP to the Company is shown as a deduction from stockholders' equity in the consolidated balance sheet.

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

    Stock options must be granted at an exercise price not less than the fair market value of the Common Stock on the dates the options are granted (or, for persons who own more than 10 percent of the Company's outstanding voting stock, not less than 110% of such fair market value). No options have been granted to date under the Plan.

Director Stock Option Plan

    In June 1992, the Company adopted the 1992 Director Stock Option Plan (the "Director Option Plan"), pursuant to which 225,000 shares of Common Stock have been reserved for the grant of non-statutory stock options to the Company's outside directors. Options are granted at the fair market value on the date of grant and are exercisable for a period of four years commencing one year after the date of grant. At April 26, 1997, the Company's current outside directors held the following options:


                                           Weighted Average
Date of Grant  Granted  Exercised   Held   Price Per Share
-------------  -------  ---------  ------  ----------------
   09/1/92      45,000     30,000  15,000            $10.67
   10/1/93      18,000         --  18,000            $21.83
   10/1/94      18,000         --  18,000            $18.00
   10/1/95      18,000         --  18,000            $26.50
   10/1/96      18,000         --  18,000            $28.00
               -------     ------  ------
               117,000     30,000  87,000
               =======     ======  ======

    As of April 26, 1997, outstanding options had a weighted-average remaining contractual life of 2.5 years.

    The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its stock option plan. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's stock options equals the market price on the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation" requires that the fair value of options granted during 1997 and 1996 and the pro forma impact on earnings be disclosed when material. The pro forma impact was not material for 1997 and 1996.

Employee Stock Purchase Plan

    In June 1992, the Company adopted an employee stock purchase plan (the "Stock Purchase Plan"). A total of 225,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. Employees are eligible to participate after a year of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at 85% of the lower of the fair market value of the Common Stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 42,522 and 50,747 shares in 1997 and 1996, respectively. At April 26, 1997, 118,452 shares were available for purchase under the plan.

Capital Accumulation Plan

    In May 1996, the Board of Directors adopted an employee Capital Accumulation Plan (the "CAP Plan"). The CAP Plan was approved by the shareholders at the annual meeting held September 9, 1996. A total of 1,000,000 shares of Common Stock are reserved for issuance under the CAP Plan. Officers and other key employees of the Company or its subsidiaries are eligible to participate by purchasing Common Stock through payroll deductions, which must be between 5% and 25% of an employee's compensation, at 75% of the average closing price of the Common Stock for the calendar year. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year. Employees purchased 37,174 shares in 1997. At April 26, 1997, 962,826 shares were available for purchase under the Plan.

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

9.  Operations by Geographic Area

    The Company operates predominantly in one industry segment, the distribution of dental supplies, equipment and related services. The following is a summary of the Company's operations in different geographic areas:


                                                    Year Ended
                                        ---------------------------------
                                        April 26,   April 27,   April 29,
                                           1997        1996       1995
                                        ----------  ----------  ---------
Net sales to unaffiliated customers:
 United States                           $604,698     $526,055   $478,361
 Canada                                    56,820       55,838     54,237

Operating income:
 United States                           $ 50,783     $ 41,744   $ 36,112
 Canada                                      (132)       1,966      1,978

Identifiable assets:
 United States                           $217,941     $176,135   $144,665
 Canada                                    26,521       26,665     26,103

10. Quarterly Results (unaudited)

    Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 1997 and 1996.


                                                 Three Months Ended
                                        --------------------------------------
                                         Apr 26,   Jan 25,   Oct 26,   Jul 27,
                                          1997      1997      1996      1996
                                        --------  --------  --------  --------
Net sales.............................  $181,392  $176,055  $161,878  $142,193
Gross profit..........................    66,460    63,858    57,194    50,095
Operating income......................    15,109    14,510    11,886     9,146
Net income............................     9,306     9,046     7,831     6,232
Earnings per common and common
 equivalent share.....................  $   0.43  $   0.42  $   0.36  $   0.29


                                                   Three Months Ended
                                         --------------------------------------
                                          Apr 27,   Jan 27,   Oct 28,   Jul 29,
                                           1996      1996      1995      1995
                                         --------  --------  --------  --------
Net sales..............................  $155,172  $148,672  $143,709  $134,340
Gross profit...........................    55,295    52,148    50,265    47,678
Operating income.......................    12,344    10,780    10,685     9,901
Net income.............................     8,413     7,016     6,999     6,319
Earnings per common and common
 equivalent share......................  $   0.38  $   0.32  $   0.32  $   0.29

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                 PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held September 8, 1997 (the "1997 Proxy Statement"). Set forth below are the names, ages and positions of the executive officers of the Company.

      Peter L. Frechette    59   President and Director
      Ronald E. Ezerski     51   Executive Vice President, Treasurer,
                                  Secretary and Director
      James W. Wiltz        51   Vice President, Sales and Distribution
      John V. Dodd          59   Vice President, Management Information Systems

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

          James W. Wiltz has been Vice President of the Company since it was acquired from The Beatrice Companies, Inc. and has been employed by Patterson since September 1969, initially as a territory sales representative, then an equipment specialist and later a branch manager. In 1980, Mr. Wiltz was appointed Vice President of the Midwestern Division and was appointed Vice President, Sales and Distribution in 1986. Mr. Wiltz is also President of the Company's operating subsidiary, Patterson Dental Supply, Inc.

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

11. EXECUTIVE COMPENSATION

          Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 1997 Proxy Statement.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.


                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       1. Financial Statements.

          The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

          Report of Independent Auditors
          Consolidated Balance Sheets as of April 26, 1997 and April 27, 1996 Consolidated Statements of Income for the Years Ended April 26, 1997, April 27, 1996 and April 29, 1995
          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended April 26, 1997, April 27, 1996 and April 29, 1995 Consolidated Statements of Cash Flows for the Years Ended April 26, 1997, April 27, 1996 and April 29, 1995
          Notes to Consolidated Financial Statements

          2. Financial Statement Schedules.

          The following financial statement schedule is filed herewith:
Schedule II--Valuation and Qualifying Accounts for the Years Ended April 26, 1997, April 27, 1996 and April 29, 1995.

          Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

      3. Exhibits.

      Exhibit
      -------

       3.1  The Company's Articles of Incorporation*

       3.2  The Company's Bylaws, as amended*

       4.1  Specimen form of the Company's Common Stock Certificate*

       4.2 The Company's Articles of Incorporation, as amended (see Exhibit 3.1 and Exhibit 3.2)

       4.3  The Company's Bylaws (see Exhibit 3.2)

      10.1  Patterson Dental Company Employee Stock Ownership Plan, as amended*

      10.2  Patterson Dental Company 1992 Stock Option Plan*

      10.3  Patterson Dental Company 1992 Director Stock Option Plan*

      10.4  Patterson Dental Company Employee Stock Purchase Plan*

      10.5  Patterson Dental Company Capital Accumulation Plan**

      10.6  Incentive Compensation Program (Fiscal 1992)*

      10.7 Asset Purchase Agreement dated September 12, 1996 between Patterson Dental Company and Deluxe Corporation***

      10.8  ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992*

      10.9  Amended and Restated Term Promissory Note dated July 13, 1992*

      11    Computation of Earnings Per Share

      21    Subsidiaries

      23    Consent of Ernst & Young LLP

      27    Financial Data Schedule


* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 27, 1996.
*** Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission October 15, 1996.

(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 26, 1997.

                                 SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PATTERSON DENTAL COMPANY

Dated:  July 18, 1997

                                       By /s/  Peter L. Frechette
                                          --------------------------------------
                                          Peter L. Frechette,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                             Date
                                                                             ----
/s/  Peter L. Frechette        President and Director (Principal         July 18, 1997
-----------------------------  Executive Officer)
Peter L. Frechette

/s/  Ronald E. Ezerski         Vice President, Treasurer, Secretary      July 18, 1997
-----------------------------  and Director (Principal Financial and
Ronald E. Ezerski              Accounting Officer)

/s/  David K. Beecken          Director                                   July 18, 1997
-----------------------------
David K. Beecken

/s/   Burt E. Swanson          Director                                   July 18, 1997
-----------------------------
Burt E. Swanson

/s/  Andre B. Lacy             Director                                   July 18, 1997
-----------------------------
Andre B. Lacy

                        Report of Independent Auditors


The Board of Directors and Stockholders
Patterson Dental Company


We have audited the consolidated financial statements of Patterson Dental Company as of April 26, 1997 and April 27, 1996, and for each of the three years in the period ended April 26, 1997, and have issued our report thereon dated May 22, 1997 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
May 22, 1997

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                           PATTERSON DENTAL COMPANY
                            (Dollars in thousands)

                                                                         Charged
                                     Balance at        Charged to       to Other                         Balance at
                                     Beginning         Costs and       Accounts -       Deductions -       End of
                                    of Period ($)     Expenses ($)     Describe ($)      Describe ($)     Period ($)
                                    -------------     ------------     ------------     -------------    -----------
Year ended April 26, 1997:
Deducted from asset accounts:
   Allowance for doubtful accounts      4,872              592                140/(3)/         835/(1)/      4,769
                                      ======             =====             ======            =====          ======
   LIFO inventory adjustment           9,733             1,210                 --               --          10,943
   Inventory obsolescence reserve      1,014             1,322                202/(3)/       1,305/(2)/      1,233
                                      ------             -----             ------            -----          ------
      Total inventory reserve         10,747             2,532                202            1,305          12,176
                                      ======             =====             ======            =====          ======
Year ended April 27, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts     5,412               472                 --            1,012/(1)/      4,872
                                      ======             =====             ======            =====          ======
   LIFO inventory adjustment           8,179             1,554                 --               --           9,733
   Inventory obsolescence reserve      1,106             1,137                 --            1,229/(2)/      1,014
                                      ------             -----             ------            -----          ------
      Total inventory reserve          9,285             2,691                 --            1,229          10,747
                                      ======             =====             ======            =====          ======
Year ended April 29, 1995:
   Deducted from asset accounts:
   Allowance for doubtful accounts     5,871               681                 --            1,140/(1)/      5,412
                                      ======             =====             ======            =====          ======
   LIFO inventory adjustment           7,394               785                 --               --           8,179
   Inventory obsolescence reserve      3,558             1,386                 --            3,838/(2)/      1,106
                                      ------             -----             ------            -----          ------
      Total inventory reserve         10,952             2,171                 --            3,838           9,285
                                      ======             =====             ======            =====          ======

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory disposed of and written off.
(3)  Acquisition of Colwell Systems and Thau-Nolde, Inc..