Form 10-Q
period 1997-07-26
PATTERSON DENTAL CO
filed 1997-09-08
CIK 891024

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
________  EXCHANGE ACT OF 1934.  For the Quarterly Period ended July 26, 1997.

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                X     Yes                           No
            ---------                     ---------


Patterson Dental Company has outstanding 21,929,346 shares of common stock as of August 23, 1997.

                            PATTERSON DENTAL COMPANY

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements                                           3-7

              Condensed Consolidated Balance Sheets as of
              July 26, 1997 and April 26, 1997                                 3

              Condensed Consolidated Statements of Income for the
              three months ended July 26, 1997 and July 27, 1996               4

              Condensed Consolidated Statements of Cash Flows for the
              three months ended July 26, 1997 and July 27, 1996               5

              Notes to Condensed Consolidated Financial
              Statements                                                     6-7

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     7-10

PART II - OTHER INFORMATION                                                   10

     Signatures                                                               11

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
- ---------------------------------------------------------------------------
1995:
- -----

     This Form 10-Q for the period ended July 26, 1997 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 25, 1997, and other documents filed with the Securities and Exchange Commission. See also Factors That May Affect Future Operating Results beginning on page nine of this Form 10-Q.

                         PART I  FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                            July 26,  April 26,
                                                              1997      1997
                                                            --------  ---------
                                                           (unaudited)
Current assets:
   Cash and cash equivalents.............................   $  8,018  $  9,095
   Receivables, net......................................     86,017    90,897
   Inventory.............................................     65,457    60,335
   Prepaid expenses......................................      2,241     2,789
   Deferred taxes........................................      1,178     1,178
                                                            --------  --------
       Total current assets..............................    162,911   164,294
Property and equipment, net..............................     35,231    34,532
Intangibles, net.........................................     43,198    43,747
Other, net...............................................      1,969     1,889
                                                            --------  --------
       Total assets......................................   $243,309  $244,462
                                                            ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable...................................  $ 35,662   $ 46,597
      Accrued payroll expense............................     7,578     11,941
      Other accrued expenses.............................     9,077      9,152
      Income taxes payable...............................     6,701      1,890
      Current maturities of long-term debt...............       186        186
                                                           --------   --------
             Total current liabilities...................    59,204     69,766
Long-term debt...........................................     2,897      2,790
Deferred taxes...........................................     1,362      1,362
                                                           --------   --------
             Total liabilities...........................    63,463     73,918

Deferred credits.........................................     7,576      7,797

Stockholders' equity:
      Common stock.......................................       219        218
      Additional paid in capital.........................    57,397     55,227
      Cumulative translation adjustment..................      (526)      (664)
      Retained earnings..................................   130,249    123,035
      Note receivable from ESOP..........................   (15,069)   (15,069)
                                                           --------   --------
             Total stockholders' equity..................   172,270    162,747
                                                           --------   --------
             Total liabilities and stockholders' equity..  $243,309   $244,462
                                                           ========   ========

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                     Three Months Ended
                                                     -------------------
                                                     July 26,   July 27,
                                                       1997       1996
                                                     --------   --------
Net sales.........................................   $173,311   $142,193

Cost of sales.....................................    110,013     92,098
                                                     --------   --------

Gross profit......................................     63,298     50,095

Operating expenses................................     50,134     40,949
                                                     --------   --------

Operating income..................................     13,164      9,146

Other income and expense:
      Amortization of deferred credits............        221        221
      Finance income, net.........................        125        458
      Interest expense............................       (101)       (96)
      Profit (loss) on currency exchange..........         (9)        (9)
                                                     --------   --------

Income before income taxes........................     13,400      9,720

Income taxes......................................      5,137      3,488
                                                     --------   --------

Net income........................................   $  8,263   $  6,232
                                                     ========   ========

Earnings per common and common equivalent share...   $   0.38   $   0.29
                                                     ========   ========

Weighted average common and common equivalent
  shares outstanding..............................     21,840     21,581
                                                     ========   ========

                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                            -------------------
                                                            July 26,   July 27,
                                                              1997       1996
                                                            --------   --------
Operating activities:
   Net income.............................................   $ 8,263    $ 6,232
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation.......................................     1,317        979
       Amortization of goodwill...........................       587        ---
       Amortization of deferrals..........................      (221)      (279)
       Bad debt expense...................................       198         66
       Change in assets and liabilities, net of acquired..    (9,703)    (8,381)
                                                             -------    -------
Net cash provided by (used in) operating activities.......       441     (1,383)

Investing activities:
   Additions to property and equipment, net...............    (1,878)      (886)
   Acquisitions...........................................         0     (1,460)
                                                             -------    -------
 Net cash used in investing activities....................    (1,878)    (2,346)

Financing activities:
   Payments and retirement of long-term debt and
     obligations under capital leases.....................       (48)       (36)
   Common stock issued, net...............................       404        280
                                                             -------    -------
Net cash provided by financing activities.................       356        244

Effect of exchange rate changes on cash...................         4        (22)
                                                             -------    -------

Net decrease in cash and cash equivalents.................    (1,077)    (3,507)

Cash and cash equivalents at beginning of period..........     9,095     46,056
                                                             -------    -------

Cash and cash equivalents at end of period................   $ 8,018    $42,549
                                                             =======    =======

                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                  (Unaudited)
                                 July 26, 1997


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 26, 1997, and the results of operations and cash flows for the periods ended July 26, 1997, and July 27, 1996. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended July 26, 1997, and July 27, 1996, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 26, 1997, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1997 Annual Report on Form 10-K.

2. The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal year 1998 and 1997 represents the 13 weeks ended July 26, 1997 and July 27, 1996, respectively.

3. On October 1, 1996 the Company purchased the Colwell division of Deluxe Corporation ("Colwell") for an aggregate purchase price of $61.0 million. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisition been made as of that date or future results.

                                              Three Months Ended
                                              ------------------
                                                July 27, 1996
                                                -------------
                                     (In thousands except per share data)

          Net sales                                $156,057
          Net income                                  6,877
          Earnings per share                          $0.32

On July 17, 1997 the Company acquired EagleSoft Incorporated in a transaction accounted for as a pooling of interests. The acquisition was not material to the financial statements.

4. On August 26, 1997 the Company acquired approximately 91% of Canadian Dental Supply Limited in a stock for stock exchange. The transaction will be accounted for as a pooling of interests. Canadian Dental's revenues for the year ended September 30,1996 were approximately $26 million. In connection with the transaction, Patterson assumed approximately $6.5 million of debt and issued 105,886 shares of its common stock. The Company expects to issue approximately 9,056 additional shares to acquire 100% ownership.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                             Three Months Ended
                                             ------------------
                                             July 26,  July 27,
                                               1997      1996
                                             --------  --------

Net sales..................................   100.0%     100.0%
Cost of sales..............................    63.5%      64.8%
                                              ------     ------

Gross profit...............................    36.5%      35.2%
Operating expenses.........................    28.9%      28.8%
                                              ------     ------

Operating income...........................     7.6%       6.4%
Other income and expense, net..............     0.1%       0.4%
                                              ------     ------

Income before income taxes.................     7.7%       6.8%
Income taxes...............................     2.9%       2.4%
                                              ------     ------

Net income.................................     4.8%       4.4%
                                              ======     ======

QUARTER ENDED JULY 26, 1997 COMPARED TO QUARTER ENDED JULY 27, 1996.

          Net Sales. The Company's net sales increased $31.1 million or 21.9% to $173.3 million for the quarter ended July 26, 1997 ("Current Quarter") from $142.2 million for the quarter ended July 27, 1996 ("Prior Quarter"). The Current Quarter includes $13.5 million of Colwell sales. The Prior Quarter did not contain any Colwell sales since Colwell was acquired during the second quarter of last year. Excluding Colwell, sales were up $17.6 million or 12.4% due primarily to increased volume.

          Gross Profit. Gross profit margin increased to 36.5% for the Current Quarter from 35.2% for the Prior Quarter. The 1.3 percentage point gross profit margin increase is due mainly to higher margins from Colwell. Gross profit increased 26.4% to $63.3 million for the Current Quarter from $50.1 million for the Prior Quarter. The increase in gross profit was due primarily to increased volume.

          Operating Expenses. Operating expenses increased 22.4% to $50.1 million for the Current Quarter from $40.9 million for the Prior Quarter. The increase in operating expenses was primarily related to the increase in sales. Operating expenses as a percent of sales increased to 28.9% from 28.8% due to higher operating expenses as a percent of sales at Colwell.

          Operating Income. Operating income increased $4.0 million or 43.9% to $13.2 million for the Current Quarter from $9.1 million for the Prior Quarter. Operating income as a percent of net sales grew to 7.6% from 6.4%, due primarily to higher gross profit margins discussed earlier.

          Finance Income. Finance income, net of expenses, was $125,000 for the Current Quarter compared to $458,000 for the Prior Quarter. The decrease of $333,000 was caused by a reduction of investable cash balances from the prior quarter which were utilized for the Colwell acquisition.

          Income Taxes. The effective income tax rate increased to 38.3% for the Current Quarter from 35.9% for the Prior Quarter. The increase in the effective tax rate resulted primarily from a loss in the Current Quarter in our Canadian subsidiary for which there was no tax benefit. In the Prior Quarter, our

     Canadian subsidiary generated a profit and utilized net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Available liquid resources at July 26, 1997 consisted of $8.0 million cash and cash equivalents and $50.3 million available under bank lines. The Company believes that funds from operations and the remainder of its credit lines are sufficient to meet any other existing and presently anticipated needs.

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



                           PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

     (a)  Item 27 Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or, in the case of legal proceedings, were previously reported in the annual report on Form 10-K filed July 25, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PATTERSON DENTAL COMPANY
                                    (Registrant)

Dated: September 5, 1997.


                                By:  /s/ Ronald E. Ezerski
                                   --------------------------
                                     Ronald E. Ezerski
                                     Vice President and Treasurer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)