Form 10-Q
period 1997-10-25
PATTERSON DENTAL CO
filed 1997-12-05
CIK 891024

                                  Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended October 25, 1997.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 0-20572


                            PATTERSON DENTAL COMPANY
             ------------------------------------------------------
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


Patterson Dental Company has outstanding 22,051,446 shares of common stock as of December 3, 1997.

                            PATTERSON DENTAL COMPANY

                                     INDEX


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                             3-7

         Condensed Consolidated Balance Sheets as of
         October 25, 1997 and April 26, 1997                                 3

         Condensed Consolidated Statements of Income for the three months
         and six months ended October 25, 1997 and October 26, 1996          4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended October 25, 1997 and October 26, 1996                  5

         Notes to Condensed Consolidated Financial
         Statements                                                         6-7

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8-11


PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders               12

  Item 6 - Exhibits and Reports on Form 8-K                                  12

  Signatures                                                                 13


Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
1995:

          This Form 10-Q for the period ended October 25, 1997 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 25, 1997, and other documents filed with the Securities and Exchange Commission.

                         PART I  FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                October 25,   April 26,
                                                   1997         1997
                                                -----------   ----------
                                                (unaudited)   (restated)
Current assets:
   Cash and cash equivalents................     $ 21,220      $  9,095
   Receivables, net.........................       94,175        95,132
   Inventory................................       69,435        65,486
   Prepaid expenses.........................        2,743         2,927
   Deferred taxes...........................        1,289         1,178
                                                 --------      --------
       Total current assets.................      188,862       173,818
Property and equipment, net.................       36,128        35,563
Intangibles ................................       42,688        43,813
Other ......................................        2,454         2,117
                                                 --------      --------
       Total assets.........................     $270,132      $255,311
                                                 ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................     $ 47,497      $ 48,472
   Accrued payroll expense..................       10,261        12,281
   Other accrued expenses...................        9,682         9,268
   Income taxes payable.....................        3,092         1,677
   Bank indebtedness........................        3,535         3,927
   Current maturities of long-term debt.....          182         1,300
                                                 --------      --------
       Total current liabilities............       74,249        76,925
Long-term debt..............................        3,810         5,565
Deferred taxes..............................        1,362         1,362
                                                 --------      --------
       Total liabilities....................       79,421        83,852

Deferred credits............................        7,355         7,797

Stockholders' equity:
   Preferred stock..........................          ---           ---
   Common stock.............................          221           219
   Additional paid in capital...............       58,512        56,168
   Cumulative translation adjustment........         (869)         (899)
   Retained earnings........................      140,561       123,243
   Note receivable from ESOP................      (15,069)      (15,069)
                                                 --------      --------
       Total stockholders' equity...........      183,356       163,662
                                                 --------      --------
       Total liabilities and stockholders'
        equity..............................     $270,132      $255,311
                                                 ========      ========

                            See accompanying notes.

                          PATTERSON   DENTAL  COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                              Three Months Ended      Six Months Ended
                                                             ---------------------  ---------------------
                                                             Oct. 25,     Oct. 26,   Oct. 25,    Oct. 26,
                                                               1997         1996       1997        1996
                                                             --------     --------   --------    --------
                                                                         (restated)             (restated)

Net sales........................................            $191,635     $169,013   $371,623    $318,312

Cost of sales....................................             120,887      109,127    235,009     205,652
                                                             --------     --------   --------    --------

Gross profit.....................................              70,748       59,886    136,614     112,660

Operating expenses...............................              55,059       47,487    107,592      90,917
                                                             --------     --------   --------    --------

Operating income.................................              15,689       12,399     29,022      21,743

Other income and expense:
    Amortization of deferred credits.............                 222          221        442         442
    Finance income, net..........................                 263          442        452         986
    Interest expense.............................                (222)        (280)      (417)       (507)
    Profit (loss) on currency exchange...........                 (12)           5        (21)         (4)
                                                             --------     --------   --------    --------

Income before income taxes.......................              15,940       12,787     29,478      22,660

Income taxes.....................................               5,877        4,695     11,075       8,250
                                                             --------     --------   --------    --------

Net income.......................................            $ 10,063     $  8,092   $ 18,403    $ 14,410
                                                             ========     ========   ========    ========

Earnings per common and common equivalent share..               $0.46     $   0.37      $0.84       $0.66
                                                             ========     ========   ========    ========

Weighted average common and common equivalent
    shares outstanding...........................              22,115       21,782     22,033      21,738
                                                             ========     ========   ========    ========

                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                              Six Months Ended
                                                            ---------------------
                                                            Oct. 25,    Oct. 26,
                                                              1997        1996
                                                            ---------  ----------
                                                                       (restated)
Operating activities:
   Net income.............................................   $18,403    $ 14,410
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation.......................................     2,727       2,151
       Amortization of deferrals..........................      (442)       (442)
       Amortization of goodwill...........................     1,173         342
       Bad debt expense...................................       440         283
       Change in assets and liabilities, net of acquired..    (4,279)     (5,048)
                                                             -------    --------
Net cash provided by operating activities.................    18,022      11,696

Investing activities:
   Additions to property and equipment, net...............    (3,187)     (2,218)
   Acquisitions...........................................       ---     (56,478)
   Cash received from acquisitions........................        69         204
   Other..................................................       (56)         (7)
                                                             -------    --------
 Net cash used in investing activities....................    (3,174)    (58,499)

Financing activities:
   (Decrease) increase in bank indebtedness...............      (359)      3,217
   Payments and retirement of long-term debt and
     obligations under capital leases.....................    (2,998)       (176)
   Common stock issued, net...............................       634         513
                                                             -------    --------
   Net cash provided by financing activities..............    (2,723)      3,554

Effect of exchange rate changes on cash...................       ---           6
                                                             -------    --------

Net increase (decrease) in cash and cash equivalents......    12,125     (43,243)

Cash and cash equivalents at beginning of period..........     9,095      46,056
                                                             -------    --------

Cash and cash equivalents at end of period................   $21,220    $  2,813
                                                             =======    ========

                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                  (Unaudited)
                                October 25, 1997


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 25, 1997, and the results of operations and the cash flows for the periods ended October 25, 1997, and October 26, 1996. Such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended October 25, 1997, and October 26, 1996, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 26, 1997, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1997 Annual Report on Form 10-K filed on July 25, 1997, and the supplemental consolidated financial statements included in the Current Report on Form 8-K filed November 26, 1997. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the acquisition of Canadian Dental Supply Ltd. ("CDS") and include CDS for all periods presented. See Note 4. below.


2. The fiscal year end of the Company is the last Saturday in April. The second quarter and six months of fiscal year 1998 and 1997 represent the 13 weeks and the twenty-six weeks ended October 25, 1997 and October 26, 1996, respectively.


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


                          Six Months Ended
                          ----------------
                          October 26, 1996
                          ----------------
                             (restated)

Net sales...............      $342,077
Net income..............        15,680
Earnings per share......      $   0.72

On July 18, 1997 the Company acquired EagleSoft Incorporated in a transaction accounted for as a pooling of interests. The acquisition was not material to the financial statements.

4. Effective August 26, 1997, the Company acquired Canadian Dental Supply Ltd. ("CDS") a Vancouver, British Columbia based distributor of dental supplies and equipment. Each share of CDS's outstanding common stock was converted into the right to receive 4.216 shares of Company common stock. The Company issued 112,432 shares of its common stock to acquire CDS. The transaction was accounted for as a pooling of interests. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the acquisition and include CDS for all periods presented.

    Separate results of operations for the periods prior to the merger with CDS are as follows:

                                    Three Months Ended   Six Months Ended
                                    ------------------   ----------------
                                    July 26,  July 27,       Oct. 26,
                                      1997      1996           1996
                                    --------  --------      ---------
 Net Sales
 ---------
    Patterson Dental Company        $173,311  $142,193      $304,071
    CDS                                6,677     7,106        14,241
                                    --------  --------      --------
      Total Combined                $179,988  $149,299      $318,312
                                    ========  ========      ========

  Net Income
  ----------
    Patterson Dental Company        $  8,263  $  6,232      $ 14,063
    CDS                                   77        86           347
                                    --------  --------      --------
      Total Combined                $  8,340  $  6,318      $ 14,410
                                    ========  ========      ========

5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." This statement, which is required to be adopted for financial statements issued for periods beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in financial reports issued to shareholders. The Company has not yet determined the financial statement disclosure impact of SFAS 131.

                   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                    Three Months Ended          Six Months Ended
                                   ---------------------     ----------------------
                                     Oct. 25,   Oct. 26,      Oct. 25,     Oct. 26,
                                       1997      1996           1997         1996
                                   ---------   ---------     ---------    ---------
                                               (restated)                 (restated)

Net sales......................       100.0%      100.0%       100.0%        100.0%
Cost of sales..................        63.1%       64.6%        63.2%         64.6%
                                      -----       -----        -----         -----

Gross profit...................        36.9%       35.4%        36.8%         35.4%
Operating expenses.............        28.7%       28.1%        29.0%         28.6%
                                      -----       -----        -----         -----

Operating income...............        8.2%        7.3%          7.8%          6.8%
Other income and expense, net..        0.1%        0.3%          0.1%          0.3%
                                     -----       -----         -----         -----

Income before income taxes.....        8.3%        7.6%          7.9%          7.1%
Income taxes...................        3.0%        2.8%          2.9%          2.6%
                                     -----       -----         -----         -----

Net income.....................        5.3%        4.8%          5.0%          4.5%
                                     =====       =====         =====         =====


QUARTER ENDED OCTOBER 25, 1997 COMPARED TO QUARTER ENDED OCTOBER 26, 1996.

          NET SALES. Net sales increased 13.4% to $191.6 million for the three months ended October 25, 1997 ("Current Quarter") from $169.0 million for the three months ended October 26, 1996 ("Prior Quarter"). There were thirteen weeks of Colwell sales in the Current Quarter versus four weeks of Colwell sales in the Prior Quarter. Sales grew $22.6 million, with Colwell contributing $9.1 million of the increase. Excluding Colwell, sales were up $13.5 million or 8.2% due primarily to strong demand for consumable products and price increases.

          GROSS PROFIT. Gross profit margin increased to 36.9% for the Current Quarter from 35.4% for the Prior Quarter. The 150 basis point gross margin increase is due to a combination of higher margins from U.S. Dental operations, Colwell and Eaglesoft. Gross profit increased 18.1% to $70.7 million for the Current Quarter from $59.9 million for the Prior Quarter. The majority of the increase in gross profit was due to increased sales.

          OPERATING EXPENSES. Operating expenses increased 15.9% to $55.1 million for the Current Quarter from $47.5 million for the Prior Quarter. The increase in operating expenses was principally related to the higher sales volume. Operating expenses as a percent of sales increased from 28.1% to 28.7% due primarily to the impact of Eaglesoft, which carries a much higher operating expense ratio as a percent of sales than the rest of the business, and increased health care costs.

          OPERATING INCOME. Operating income increased 26.5% to $15.7 million for the Current Quarter from $12.4 million for the Prior Quarter.
     Operating income as a percent of net sales increased from 7.3% to 8.2%, due to higher gross margins.

          FINANCE INCOME. Finance income, net of expenses, was $263,000 for the Current Quarter compared to $442,000 for the Prior Quarter. Finance income decreased $179,000 due to lower average short term investments of cash.

          INTEREST EXPENSE. Interest expense decreased to $222,000 for the Current Quarter from $280,000 for the Prior Quarter. This decrease is due mainly to lower borrowings under the revolving bank loan.

          INCOME TAXES. The effective income tax rate increased slightly to 36.9% for the Current Quarter from 36.7% for the Prior Quarter.


SIX MONTHS ENDED OCTOBER 25, 1997 COMPARED TO SIX MONTHS ENDED OCTOBER 26, 1996.

          NET SALES. Net sales increased 16.7% to $371.6 million for the six months ended October 25, 1997 ("Current Period") from $318.3 million for the six months ended October 26, 1996 ("Prior Period"). There were twenty six weeks of Colwell sales in the Current Period versus four weeks in the Prior Period. Sales increased $53.3 million with Colwell contributing $22.6 million of the increase. Excluding Colwell, sales were up $30.8 million or 9.8% due primarily to increased unit sales and price increases.

          GROSS PROFIT. Gross profit margin increased to 36.8% for the Current Period from 35.4% for the Prior Period due to the higher margins from Colwell and U.S. operations. Gross profit increased 21.3% to $136.6 million for the Current Period from $112.7 million for the Prior Period. the increase in gross profit was due primarily to the increase in sales.

          OPERATING EXPENSES. Operating expenses increased 18.3% to $107.6 million for the Current Period from $90.9 million for the Prior Period.
     The majority of the increase in operating expenses was related to increased sales. Operating expenses as a percent of sales have increased from 28.6% to 29.0% due to increased health care and advertising costs.

          OPERATING INCOME. Operating income increased 33.5% to $29.0 million for the Current Period from $21.7 million for the Prior Period. As a percent of net sales, operating income increased from 6.8% to 7.8%, due to higher gross margins.

          FINANCE INCOME. Finance income, net of expenses, was $452,000 for the Current Period compared to $986,000 for the Prior Period. Finance income decreased $534,000 due primarily to lower short term investment of cash.

          INTEREST EXPENSE. Interest expense decreased to $417,000 for the Current Period from $507,000 for the Prior Period. This decrease is due mainly to a reduction in the use of the revolving bank loan.

          INCOME TAXES. The effective income tax rate increased to 37.6% for the Current Period from 36.4% for the Prior Period due primarily to higher levels of tax free investment income in the Prior Period related to short term investments of excess cash balances.


LIQUIDITY AND CAPITAL RESOURCES

     Available liquid resources at October 25, 1997 consisted of $21.2 million in cash and cash equivalents and $28.3 million available under bank lines. The company believes that cash and cash equivalents and the remainder of its credit lines are sufficient to meet any other existing and presently anticipated needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds for potential acquisitions.


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

     - Reduced growth in expenditures for dental services by private dental insurance plans.

     - Accuracy of the Company's assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive dental services such as periodontic, endodontic and orthodontic procedures.

     - The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.


     - The effects of health care reform, increasing emphasis on controlling health care costs and legislation or regulation of health care pricing, all of which may affect the ability of dentists to obtain reimbursement for use of new and state-of-the-art procedures and technologies.

     - The amount and growth of the Company's selling, general and administrative expenses.

     - The effects of, and changes in, U.S. and world social and economic conditions, monetary and fiscal conditions, laws and regulations, other activities of governments, agencies and similar organizations, trade policies and taxes, import and other charges, inflation and monetary fluctuations; the ability or inability of the Company to obtain or hedge against foreign currencies, foreign exchange rates and fluctuations in those rates.

     - Ability of the Company to retain its base of customers and to increase its market share.

     - The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

     - Changes in economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

     - The Company's ability to meet increased competition from national, regional and full-service distributors and mail-order distributors of dental products, while maintaining current or improved profit margins.

     - Continued ability to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

                           PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a) The Company's Annual Meeting of Shareholders was held on September 8, 1997.

     c)(1) The shareholders voted for one director nominee, Burt E. Swanson, for a three year term. 19,634,818 shares were voted for Mr. Swanson and 212,833 shares withheld authority. There were no abstentions and no broker non-votes.

      (2) The shareholders voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 25, 1998. The vote was 19,830,501 shares for, 3,786 against and 13,364 abstentions. There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Item 27 Financial Data Schedule.

     (b)  Reports on Form 8-K.

          On September 5, 1997 the Company filed a report on Form 8-K relating to the acquisition on Canadian Dental Supply Ltd. and the issuance of stock in connection therewith.

          On November 26, 1997 the Company filed a report on Form 8-K to present restated financial statements and other financial information as a result of the August 26, 1997 acquisition of Canadian Dental Supply Ltd. accounted for as a pooling of interests, and to report the issuance of additional shares in connection with the acquisition.

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


                                    PATTERSON DENTAL COMPANY
                                    (Registrant)

Dated:  December 5, 1997.

                                By:  /s/    Ronald E. Ezerski
                                   --------------------------
                                    Ronald E. Ezerski
                                    Executive Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)