Form 10-Q
period 1998-01-24
PATTERSON DENTAL CO
filed 1998-03-06
CIK 891024

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934. For the Quarterly Period ended January 24, 1998.

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 0-20572


                            PATTERSON DENTAL COMPANY
             (Exact Name of Registrant as Specified in its Charter)


            MINNESOTA                                  41-0886515
    (State of Incorporation)              (IRS Employer Identification No.)

              1031 MENDOTA HEIGHTS ROAD, ST. PAUL, MINNESOTA 55120
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (612) 686-1600
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

          X   Yes                No
        -----              -----

Patterson Dental Company has outstanding 33,261,537 shares of common stock as of March 6, 1998.

                            PATTERSON DENTAL COMPANY

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                3-8

         Condensed Consolidated Balance Sheets as of
         January 24, 1998 and April 26, 1997                                   3

         Condensed Consolidated Statements of Income for the three months
         and nine months ended January 24, 1998 and January 25, 1997           4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended January 24, 1998 and January 25, 1997               5

         Notes to Condensed Consolidated Financial
         Statements                                                          6-8

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-12


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                     13

         Signatures                                                           14


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

         This Form 10-Q for the period ended January 24, 1998 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 25, 1997, and other documents filed with the Securities and Exchange Commission.
See also page 11 of this Form 10-Q.

                          PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                 January 24,   April 26,
                                                                                     1998         1997
                                                                                 -----------   ---------
                                                                                 (unaudited)   (restated)
Current assets:
       Cash and cash equivalents ..............................................   $  34,706    $   9,095
       Receivables, net .......................................................      90,518       95,132
       Inventory ..............................................................      71,968       65,486
       Prepaid expenses .......................................................       1,401        2,927
       Deferred taxes .........................................................       1,178        1,178
                                                                                  ---------    ---------
              Total current assets ............................................     199,771      173,818
Property and equipment, net ...................................................      36,072       35,563
Intangibles ...................................................................      42,182       43,813
Other .........................................................................       2,298        2,117
                                                                                  ---------    ---------
              Total assets ....................................................   $ 280,323    $ 255,311
                                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable .......................................................   $  47,422    $  48,472
       Accrued payroll expense ................................................      11,202       12,281
       Other accrued expenses .................................................      11,034        9,268
       Income taxes payable ...................................................       3,321        1,677
       Bank indebtedness ......................................................         933        3,927
       Current maturities of long-term debt ...................................         169        1,300
                                                                                  ---------    ---------
              Total current liabilities .......................................      74,081       76,925
Long-term debt ................................................................       2,843        5,565
Deferred taxes ................................................................       1,362        1,362
                                                                                  ---------    ---------
              Total liabilities ...............................................      78,286       83,852

Deferred credits ..............................................................       7,133        7,797

Stockholders' equity:
       Preferred stock ........................................................        --           --
       Common stock ...........................................................         332          327
       Additional paid in capital .............................................      60,231       56,168
       Cumulative translation adjustment ......................................      (1,838)        (899)
       Retained earnings ......................................................     151,248      123,135
       Note receivable from ESOP ..............................................     (15,069)     (15,069)
                                                                                  ----------   ----------
              Total stockholders' equity ......................................     194,904      163,662
                                                                                  ----------   ----------
              Total liabilities and stockholders' equity ......................   $ 280,323    $ 255,311
                                                                                  =========    ==========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended         Nine Months Ended
                                                 ----------------------    ----------------------
                                                  Jan. 24,     Jan. 25,     Jan. 24,     Jan. 25,
                                                    1998         1997         1998        1997
                                                 ---------    ---------    ---------    ---------
                                                              (restated)                (restated)
Net sales ....................................   $ 195,540    $ 181,996    $ 567,163    $ 500,308
Cost of sales ................................     122,204      115,859      357,213      321,511
                                                 ---------    ---------    ---------    ---------
Gross profit .................................      73,336       66,137      209,950      178,797
Operating expenses ...........................      56,242       51,650      163,834      142,567
                                                 ---------    ---------    ---------    ---------
Operating income .............................      17,094       14,487       46,116       36,230
Other income and expense:
    Amortization of deferred credits .........         222          222          664          664
    Finance income, net ......................         334          141          786        1,127
    Interest expense .........................        (126)        (276)        (543)        (783)
    Profit (loss) on currency exchange .......         (60)          (7)         (81)         (11)
                                                 ----------  -----------  -----------   ----------
Income before income taxes ...................      17,464       14,567       46,942       37,227
Income taxes .................................       6,666        5,550       17,741       13,800
                                                 ----------   ----------   ----------   ----------
Net income ...................................   $  10,798    $   9,017    $  29,201    $  23,427
                                                 ==========   ==========   ==========   ==========
Earnings per share - basic and diluted .......   $    0.33    $    0.28    $    0.88    $    0.72
                                                 ==========   ==========   ==========   ==========
Weighted average common and dilutive potential
    common shares ............................      33,210       32,739       33,104       32,651
                                                 ==========   ==========   ==========   ==========



                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                  ---------------------
                                                                  Jan. 24,     Jan. 25,
                                                                    1998        1997
                                                                  --------    ---------
                                                                              (restated)
Operating activities:
       Net income .............................................   $ 29,201    $ 23,427
       Adjustments to reconcile net income
          to net cash provided by operating
          activities:
              Depreciation ....................................      4,212       3,484
              Amortization of deferrals .......................       (664)       (659)
              Amortization of goodwill ........................      1,762         915
              Bad debt expense ................................        731         376
              Change in assets and liabilities, net of acquired       (244)      1,243
                                                                  --------    ---------
Net cash provided by operating activities .....................     34,998      28,786

Investing activities:
       Additions to property and equipment, net ...............     (4,832)     (3,579)
       Acquisitions ...........................................       --       (61,375)
       Cash received from acquisitions ........................         69         204
       Other ..................................................        (25)        (10)
                                                                  --------    ---------
 Net cash used in investing activities ........................     (4,788)    (64,760)

Financing activities:
       (Decrease) increase in bank indebtedness ...............     (2,853)        230
       Payments and retirement of long-term debt and
         obligations under capital leases .....................     (3,826)       (282)
       Common stock issued, net ...............................      2,353       1,502
                                                                  --------    ---------
Net cash (used) provided by financing activities ..............     (4,326)      1,450

Effect of exchange rate changes on cash .......................       (273)        (11)
                                                                  --------    ---------

Net increase (decrease) in cash and cash equivalents ..........     25,611     (34,535)

Cash and cash equivalents at beginning of period ..............      9,095      46,056
                                                                  --------    ---------

Cash and cash equivalents at end of period ....................   $ 34,706    $ 11,521
                                                                  ========    ========


                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                JANUARY 24, 1998


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 24, 1998, and the results of operations and the cash flows for the periods ended January 24, 1998, and January 25, 1997. Such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended January 24, 1998, and January 25, 1997, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 26, 1997, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1997 Annual Report on Form 10-K filed on July 25, 1997, and the supplemental consolidated financial statements included in the Current Report on Form 8-K filed November 26, 1997. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the acquisition of Canadian Dental Supply Ltd. ("CDS") and include CDS for all periods presented. See Note 4 below.

2. The fiscal year end of the Company is the last Saturday in April. The third quarter and nine months of fiscal year 1998 and 1997 represent the 13 weeks and the thirty-nine weeks ended January 24, 1998 and January 25, 1997, respectively.

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

                                               NINE MONTHS ENDED
                                               JANUARY 25, 1997
                                               ----------------
                                                  (restated)

                    Net sales ..................   $524,073
                    Net income .................     24,697
                    Earnings per share - diluted   $   0.76

On July 18, 1997, the Company acquired EagleSoft Incorporated in a transaction accounted for as a pooling of interests. The acquisition was not material to the financial statements.

4. Effective August 26, 1997, the Company acquired Canadian Dental Supply Ltd. ("CDS") a Vancouver, British Columbia based distributor of dental supplies and equipment. Each share of CDS's outstanding common stock was converted into the right to receive 6.324 shares of Company common stock. The Company issued 168,648 shares of its common stock to acquire CDS. The transaction was accounted for as a pooling of interests. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the acquisition and include CDS for all periods presented.

    Separate results of operations for the period prior to the merger with CDS are as follows:

                                                PERIOD FROM    NINE MONTHS ENDED
                                             APRIL 27, 1997       JANUARY 25,
                                           TO AUGUST 26, 1997        1997
                                           ------------------      --------

NET SALES
   Patterson Dental Company ...............     $231,350           $480,126
   CDS ....................................        8,190             20,182
                                                --------           --------
         Total Combined ...................     $239,540           $500,308
                                                ========           ========

NET INCOME
   Patterson Dental Company ...............     $ 11,292           $ 23,109
   CDS ....................................           31                318
                                                --------           --------
         Total Combined ...................     $ 11,323           $ 23,427
                                                ========           ========


5. On January 12, 1998 the Company declared a 3 for 2 stock split in the form of a 50% stock dividend payable February 17, 1998, to shareholders of record January 30, 1998. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the 3 for 2 stock split.

6. On February 2, 1998 after the end of the quarter, the Company acquired Hill Dental Company, Inc. ("Hill") a Birmingham, Alabama based distributor of dental supplies and equipment. Each share of Hill's outstanding common stock was converted into the right to receive 9.39 shares of Company common stock subject to certain conditions. To date, the Company has issued 86,872 shares of its common stock in connection with the Hill acquisition. Subject to the satisfaction of certain conditions, up to an additional 27,973 shares may be issued. The transaction will be accounted for as a purchase in the fourth quarter financial statements.

7. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 (SFAS) "Disclosure about Segments of an Enterprise and Related Information." This Statement, which is required to be adopted for financial statements issued for periods beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in financial reports issued to shareholders. The Company has not yet determined the financial statement disclosure impact of SFAS 131.

8. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and presentation of comprehensive income and its components. The Company does not believe that this Statement will have a material impact on the financial statements since this standard is for informational purposes only.

9. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share." All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                           ------------------  -----------------
                                             Jan. 24, Jan. 25, Jan. 24, Jan. 25,
                                               1998     1997     1998     1997
                                             -------- -------  -------- --------
Denominator:
  Denominator for basic earnings per
    share - weighted-average shares ........   33,104   32,657   33,005   32,583

  Effect of dilutive securities:
    Director Stock Option Plan .............       50       43       43       51
    Employee Stock Purchase Plan ...........        6        6        7        3
    Capital Accumulation Plan ..............       50       33       49       14
                                               ------   ------   ------   ------

  Dilutive potential common shares .........      106       82       99       68

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions .........   33,210   32,739   33,104   32,651
                                               ======   ======   ======   ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                 ------------------  ------------------
                                 Jan. 24,  Jan. 25,  Jan. 24,  Jan. 25,
                                   1998      1997      1998      1997
                                 --------  --------  --------  -------

Net sales ...................     100.0%    100.0%    100.0%    100.0%
Cost of sales ...............      62.5%     63.6%     63.0%     64.3%
                                  -----     -----     -----     -----

Gross profit ................      37.5%     36.4%     37.0%     35.7%
Operating expenses ..........      28.8%     28.4%     28.9%     28.5%
                                  -----     -----     -----     -----

Operating income ............       8.7%      8.0%      8.1%      7.2%
Other income and expense, net       0.2%      0.0%      0.2%      0.2%
                                  -----     -----     -----     -----

Income before income taxes ..       8.9%      8.0%      8.3%      7.4%
Income taxes ................       3.4%      3.0%      3.2%      2.7%
                                  -----     -----     -----     -----

Net income ..................       5.5%      5.0%      5.1%      4.7%
                                  =====     =====     =====     =====



QUARTER ENDED JANUARY 24, 1998 COMPARED TO QUARTER ENDED JANUARY 25, 1997.

          NET SALES. Net sales increased 7.4% to $195.5 million for the three months ended January 24, 1998 ("Current Quarter") from $182.0 million for the three months ended January 25, 1997 ("Prior Quarter"). U.S. dental sales increased 11% due to increased volume and price increases principally in the U.S. dental market. Sales of business forms and stationery through Colwell Systems were down 12% due to discontinued sales to Deluxe Corporation and reduced volume in the medical market. Canadian sales were down 4% in Canadian dollars but were down 9% in U.S. dollars due to an unfavorable exchange rate during the Current Quarter. Sales volume was affected by the ice storm in Montreal, which reduced demand in this important market, and operating issues related to implementing new branch and distribution systems in western Canada.

          GROSS PROFIT. Gross profit margin increased to 37.5% for the Current Quarter from 36.4% for the Prior Quarter. The 110 basis point gross margin increase is due to a combination of higher margins from U.S. dental operations, Colwell and Eaglesoft. Gross profit increased

     10.9% to $73.3 million for the Current Quarter from $66.1 million for the Prior Quarter. The majority of the increase in gross profit was due to increased sales.

          OPERATING EXPENSES. Operating expenses increased 8.9% to $56.2 million for the Current Quarter from $51.7 million for the Prior Quarter. The increase in operating expenses was principally related to the higher sales volume. Operating expenses as a percent of sales increased from 28.4% to 28.8% due primarily to the impact of Eaglesoft, which carries a much higher operating expense ratio as a percent of sales than the rest of the business, and higher fixed costs in relation to sales at Colwell.

          OPERATING INCOME. Operating income increased 18.0% to $17.1 million for the Current Quarter from $14.5 million for the Prior Quarter. Operating income as a percent of net sales increased to 8.7% from 8.0%, due to higher gross margins.

          FINANCE INCOME. Finance income, net of expenses, was $0.3 million for the Current Quarter compared to $0.1 million for the Prior Quarter. The increase in finance income was caused by higher average short term investments of cash.

          INTEREST EXPENSE. Interest expense decreased to $0.1 million for the Current Quarter from $0.3 million for the Prior Quarter. This decrease is due mainly to lower borrowings under the revolving bank loan agreements.

          INCOME TAXES. The effective income tax rate increased slightly to 38.2% for the Current Quarter from 38.1% for the Prior Quarter caused by factors discussed below.


NINE MONTHS ENDED JANUARY 24, 1998 COMPARED TO NINE MONTHS ENDED JANUARY 25,
1997.

          NET SALES. Net sales increased 13.4% to $567.2 million for the nine months ended January 24, 1998 ("Current Period") from $500.3 million for the nine months ended January 25, 1997 ("Prior Period"). There were thirty nine weeks of Colwell sales in the Current Period versus seventeen weeks in the Prior Period. Sales increased $66.9 million with Colwell contributing $20.8 million of the increase. Excluding Colwell, sales were up $46.1 million or 9.2% due primarily to increased unit sales and price increases.

          GROSS PROFIT. Gross profit margin increased to 37.0% for the Current Period from 35.7% for the Prior Period due to the higher margins from Eaglesoft, Colwell and U.S. dental operations. Gross profit increased 17.4% to $210.0 million for the Current Period from $178.8 million for the Prior Period. The increase in gross profit was due primarily to the increase in sales.

          OPERATING EXPENSES. Operating expenses increased 14.9% to $163.8 million for the Current Period from $142.6 million for the Prior Period. The majority of the increase in operating expenses was related to increased sales. Operating expenses as a percent of sales have increased from 28.5% in the Prior Period to 28.9% in the Current Period. This was caused by higher operating expenses in relation to sales at Eaglesoft and start up costs related to the marketing of Colwell products through Patterson's sales force.

          OPERATING INCOME. Operating income increased 27.3% to $46.1 million for the Current Period from $36.2 million for the Prior Period. As a percent of net sales, operating income increased from 7.2% to 8.1%, due to higher gross margins.

          FINANCE INCOME. Finance income, net of expenses, was $0.8 million for the Current Period compared to $1.1 million for the Prior Period. Finance income decreased $0.3 million due primarily to lower short term investment of cash.

          INTEREST EXPENSE. Interest expense decreased to $0.5 million for the Current Period from $0.8 million for the Prior Period. This decrease is due mainly to a reduction in the use of the revolving bank loans.

          INCOME TAXES. The effective income tax rate increased to 37.8% for the Current Period from 37.1% for the Prior Period. This was caused by lower tax free investment income in the current year and a Canadian loss for which no tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

     Available liquid resources at January 24, 1998 consisted of $34.7 million cash and cash equivalents and $23.4 million available under bank lines. The Company believes that cash and cash equivalents and the remainder of its credit lines are sufficient to meet any existing and presently anticipated needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds for potential acquisitions.


IMPACT OF YEAR 2000

     The Company has performed an assessment of its major information technology systems and expects that all necessary modifications and/or replacements will be completed prior to December 1998. Based on current expenditures and estimates, the costs of addressing this issue are not expected to be material. The Company intends to contact its significant vendors and suppliers regarding the Year 2000 issue and the status of their compliance. At this time, the impact on the Company if significant vendors or suppliers are not in compliance cannot be reasonably estimated. However, the Company will be developing plans to mitigate the impact of vendors or suppliers who are not in compliance with the Year 2000 issue.


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

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Item 27 Financial Data Schedule.

     (b) Reports on Form 8-K.

          On November 26, 1997 the Company filed a Current Report on Form 8-K to present restated financial statements and other financial information as a result of the August 26, 1997 acquisition of Canadian Dental Supply Ltd. accounted for as a pooling of interests, and to report the issuance of additional shares in connection with the acquisition.

          On January 13, 1998 the Company filed a Current Report on Form 8-K relating to the 3 for 2 stock split in the form of a 50% stock dividend declared January 12, 1998 payable February 17, 1998 to shareholders of record January 30, 1998.

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

                                         PATTERSON DENTAL COMPANY
                                         (Registrant)

Dated:  March 6, 1998.

                                         By:    /S/  RONALD E. EZERSKI
                                             --------------------------------
                                         Ronald E. Ezerski
                                         Executive Vice President,
                                         Treasurer and Chief Financial
                                         Officer (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)