Form 10-K405
period 1998-04-25
PATTERSON DENTAL CO
filed 1998-07-16
CIK 891024

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 1998

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

                            1031 Mendota Heights Road
                            St. Paul, Minnesota 55120
           (Address of principal executive offices including Zip Code)

Registrant's telephone number, including area code:  (651) 686-1600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of July 14, 1998 was approximately $829,298,613.

As of July 14, 1998, there were 33,303,143 shares of Common Stock of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

              Document Incorporated                          Part of Form 10-K
              ---------------------                          -----------------

Proxy Statement for 1998 Annual Meeting of Shareholders          Part III

                                 FORM 10-K INDEX

                                                                            Page


PART I........................................................................ 2
        Item 1.  BUSINESS..................................................... 2
        Item 2.  PROPERTIES................................................... 9
        Item 3.  LEGAL PROCEEDINGS............................................ 9
        Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........10

PART II.......................................................................10
        Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS..........................................10
        Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA.........................11
        Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................12
        Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...16
        Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................16
        Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE.....................................30

PART III......................................................................30
        Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........30
        Item 11. EXECUTIVE COMPENSATION.......................................30
        Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...................................................30
        Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............30

PART IV.......................................................................31
        Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K.....................................................31

SIGNATURES....................................................................33

SCHEDULE II...................................................................35

INDEX TO EXHIBITS.............................................................36

                                     PART I

1.   BUSINESS

         Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K include forward-looking statements. Reference is made to Item 7 - Management's Discussion and Analysis of Operations and Financial Condition - Factors that May Affect Future Operating Results, for a discussion of certain factors which could in the future affect the Company's actual operating results which could differ materially from those expressed in any forward-looking statements.

GENERAL

         Patterson Dental Company ("Patterson" or the "Company") distributes dental supplies and equipment in the United States and Canada. The Company currently supplies a full line of over 82,500 products to dentists, dental laboratories and institutions. These products include supplies such as x-ray film and solutions, impression materials and restorative materials, hand instruments and sterilization and protective products and equipment such as x-ray machines, handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company's product line includes approximately 2,000 private-label products sold under the Patterson name. Patterson also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Patterson's Colwell Systems division provides a variety of printed products and office supplies to office-based healthcare providers including medical and dental offices. Patterson's EagleSoft division provides Windows(R) based practice management software for dental offices. Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Direct Dental Supply Co.; Patterson Dental Canada, Inc.; Patterson Dental Supply, Inc.

         The Company markets its products and services through nearly 900 direct sales representatives and equipment specialists who operate through 91 sales offices in the United States and Canada. The Company processes an average of more than 8,000 customer orders each business day using a computerized order processing network that links the Company's sales offices and 10 distribution centers. The Company estimates that 97% of its consumable goods orders are shipped complete within 24 hours. Customers may order through a sales representative or directly from the Company by mail, telephone and, for certain customers, electronically through the Company's personal computer-based remote order entry system (REMO), a hand-held bar code scanner (PDXpress(R)), or a smart phone with credit card processing (PassPort Plus). To support its marketing efforts and facilitate order entry, Patterson publishes a catalog containing approximately 10,000 dental products; a semiannual publication, PATTERSON TODAY, featuring dental equipment; and periodic direct mail advertisements highlighting popular and specially priced items.

         In May 1985, a holding company formed by the Company's management and certain investors purchased the Company's predecessor, then a Delaware corporation, from a subsidiary of The Beatrice Companies, Inc. Following the acquisition, management implemented strategies to enhance profitability through improving operating efficiency and the quality and breadth of customer service. The Company instituted a computerized order processing network, improved inventory tracking and other management information systems, introduced centralized purchasing, and reduced the number of distribution locations in the U.S. from 56 to 8. Management also enhanced revenue growth through internal expansion and strategic acquisitions, including the 1987 acquisition of the third largest U.S. distributor of dental products, the 1993 acquisition of the second largest distributor of dental products in Canada, the October 1996 acquisition of Colwell Systems, a direct marketer of stationery and office products to healthcare providers, and other dental distributors. As a result of implementing these strategies, net sales increased from $165.8 million for fiscal 1986 to $778.2 million for fiscal 1998, operating margins increased every year since fiscal 1985 and profitability increased from an operating loss for fiscal 1986 to operating income of $64.4 million for fiscal 1998.

INDUSTRY BACKGROUND

         Total expenditures for dental services in the United States increased from $13.3 billion in 1980 to over $50 billion in 1997. Domestic dental care expenditures are projected by the Health Care Financing Administration to grow 6.3% annually reaching $79.1 billion by the year 2005. The Company believes that the demand for dental services and dental equipment and supplies will continue to be influenced by the following factors:

* DEMOGRAPHICS. The U.S. population grew from 235.1 million in 1980 to 270 million in 1997, and is expected to reach 286 million by 2005. The median age of the population is also increasing and Patterson believes that older dental patients spend more on a per capita basis for dental services.

* DENTAL PRODUCTS AND TECHNIQUES. Technological developments in dental products have contributed to advances in dental techniques and procedures, including cosmetic dentistry and dental implantation.

* DEMAND FOR CERTAIN DENTAL PROCEDURES. Demand is growing for preventive dentistry and periodontic (the treatment of gums), endodontic (root canals), orthodontic (braces) and other dental procedures which enable patients to keep their natural teeth longer and improve their appearance.

* DEMAND FOR INFECTION CONTROL PRODUCTS. Greater public awareness and new regulations and guidelines instituted by OSHA, the American Dental Association and state regulatory authorities have resulted in increased use of infection control (asepsis) products such as protective clothing, gloves, facemasks and sterilization equipment to prevent the spread of communicable diseases such as AIDS, hepatitis and herpes.

* COVERAGE BY DENTAL PLANS. An increasing percentage of dental services are being funded by private dental insurance. The Health Care Financing Administration statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 49% of the over $50 billion in total expenditures for 1997 as compared to approximately 30% of the $13.3 billion in total expenditures for 1980.

         See, "Factors That May Affect Future Operating Results."

         According to the American Dental Association, there are over 151,000 dentists practicing in the United States in approximately 113,000 dental practices, representing a fragmented, geographically diverse market. Dental supplies and equipment are purchased by dentists from full-service dental distributors such as Patterson, through mail order distributors, or, as to certain products, directly from manufacturers. Full-service distributors typically employ a sales force to make calls on dental offices and to provide quick response time, personal attention and product knowledge. With the introduction of new products and technologies, dentists are demanding more sophisticated, personalized service from distributors of dental products. The Company believes that it is well positioned to compete as a full-service distributor of dental products, based primarily on its qualified and motivated sales force, experienced service technicians, broad range of products and services, accurate and timely delivery, strategic location of sales offices and distribution centers, and competitive pricing.

PATTERSON'S STRATEGY

         Patterson's objective is to remain a leading national distributor of dental supplies, equipment and related services while continuing to improve its profitability and enhance its value to customers. To achieve this objective, Patterson has adopted a strategy of emphasizing its full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions.

         EMPHASIZING FULL-SERVICE CAPABILITIES. Patterson believes that its customers value full service and responsive delivery of quality supplies and equipment, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services. Patterson currently supplies a full line of over 82,500 different inventoried items. Patterson generally ships within 24 hours from distribution centers located strategically throughout the United States. The Company's knowledgeable sales representatives and equipment specialists assist customers in the selection and purchasing of supplies and equipment and provide consultation on office design, equipment requirements and financing. Equipment installation, maintenance and repair is performed by Patterson's trained service technicians.

         USING TECHNOLOGY TO ENHANCE CUSTOMER SERVICE. The Company's computerized, remote order entry systems, REMO, PDXpress(R), PassPort Plus and an internet based system, permit Patterson's customers to order products rapidly and accurately from Patterson 24 hours a day, seven days a week. In addition, by utilizing technologies such as computer-aided design (CAD), Patterson is able to provide faster generation and revision of dental office blueprints and a more effective dental office design presentation.

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

         GROWING THROUGH INTERNAL EXPANSION AND ACQUISITIONS. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 1997, Patterson acquired the customer base and certain assets of smaller dental dealers in Boston; Portland, Maine; Memphis; Salt Lake City; the Washington, D.C. area; Raleigh, North Carolina; Akron, Ohio; St. Louis; Erie (Pa.), Kansas City, Omaha, Youngstown, San Antonio and the Tampa-Orlando-Miami area. In addition, Patterson also expanded by opening additional sales offices and hiring established sales representatives in Baltimore; Tulsa; Charlotte, North Carolina; and Greenville, Columbia and Charleston, South Carolina. This past year the Company acquired Hill Dental Supply Co., Inc. with locations in Atlanta, Georgia; Birmingham and Mobile, Alabama; New Orleans, Louisiana; Jackson, Mississippi; Houston and San Antonio, Texas; and Memphis, Tennessee. In October 1993, the Company completed the acquisition of Healthco International, Inc.'s Canadian subsidiary, Healthco Canada, Inc. Now known as Patterson Dental Canada, Inc., this subsidiary, which the Company believes is one of the two largest full service dental products distributors in Canada, employs approximately 460 people, 126 of whom are sales representatives. Patterson Dental Canada, Inc. has eleven sales offices throughout Canada, including its headquarters facility in Montreal, which also serves as a distribution center. In August 1997, the Company acquired Canadian Dental Supply Ltd. which expanded the Company's market share in British Columbia, Alberta, Saskatchewan and Ontario. As a result of the acquisition, a new distribution center was added in Edmonton, Alberta to service the western provinces. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental products distribution industry. In October 1996, the Company acquired the Colwell Systems division of Deluxe Corporation. Colwell Systems produces and sells a variety of products used in medical and dental offices including appointment books, insurance and billing forms, stationery, envelopes, business cards, reminder cards, file folders, labels and other office supply products. Colwell Systems, which employs approximately 381 people, has two facilities in Champaign, Illinois; a production facility which produces custom printed products, and a distribution facility which houses the telemarketing operations and ships orders for stock items. In July 1997, the Company acquired EagleSoft, Inc., a developer and marketer of Windows based practice management software for dental offices. EagleSoft employs approximately 88 people and is headquartered in Effingham, Illinois.

PRODUCTS

         Patterson distributes approximately 82,500 dental products categorized as supplies, equipment and other. The following table shows the approximate percentages of net sales contributed by sales category for the last three fiscal years:
                                                 1996     1997    1998
                                                 ----     ----    ----
         Dental & Office Supplies.............    60%      63%     64%
         Equipment............................    29       27      27
         Other................................    11       10       9
                                                 ---      ---     ---
                  Total.......................   100%     100%    100%
                                                 ===      ===     ===

         SUPPLIES. Patterson offers a wide range of consumable dental products such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); hand instruments; sterilization products; infection control products such as protective clothing, gloves and facemasks; paper, cotton and other disposable products; toothbrushes and a full line of dental accessories including instruments, burs, diamonds and office supplies. Patterson markets its own private label line of dental supplies consisting of approximately 2,000 items, including anesthetics, instruments, preventative and restorative products, and cotton and paper products. Compared to most name brand supplies, the private label line provides lower prices for the Company's customers and higher margins for the Company.

         EQUIPMENT. Patterson offers a wide range of dental equipment including x-ray machines, high and low speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company also distributes various high-productivity products including CEREC 2TM, a chair side restoration system, air abrasion systems, digital x-rays, the Welch Allyn Reveal(R) intra oral camera, and the Triangle Sterilization Center. Patterson estimates that approximately 90% of its equipment sales are made to established dentists, dental laboratories and institutions and that the remainder are made to dentists and dental clinics establishing new practices. Most of the equipment sold by Patterson is custom-ordered.

         OTHER. Patterson also offers repair parts and labor as well as teeth for use in dentures and software.

SERVICES

         Patterson offers a broad range of services to its customers to complement and support its supply and equipment sales business.

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

         ELECTRONIC ORDER ENTRY SYSTEMS. Patterson's computerized remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Remote Order Entry (REMOTM), introduced in 1987, gives customers direct and immediate access through a personal computer to a database containing Patterson's complete inventory. In September 1991, the Company began offering customers PDXpress(R), a computerized order entry system utilizing a hand-held bar code scanner. PDXpress(R) eliminates handwritten order forms by permitting a user to scan a product bar code from an inventory tag system or from Patterson's bar-coded catalog. PassPort PlusTM is a new smart phone which incorporates automated ordering with credit card processing. REMOTM, PDXpress(R) and PassPort PlusTM are provided at no additional charge to customers who maintain certain minimum purchase requirements. The Company recently introduced a new system which allows customers to access the online ordering system via the internet.

         DENTAL OFFICE DESIGN. Patterson provides dental office layout and design services through the use of Patterson's own computer-aided design (CAD) program. Equipment specialists can create original or revised dental office blueprints in a fraction of the time required to produce conventional drawings. Customers purchasing major equipment items receive dental office design services at no additional charge.

         EQUIPMENT FINANCING. The Company arranges financing for qualified purchasers of equipment. The Company sells its retail installment contracts to a third party or, alternatively, arranges financing or leasing through a third party. In fiscal 1998, the Company originated over $68 million of equipment finance contracts.

         Equipment leasing is provided by BA Credit Corp., a unit of BankAmerica, pursuant to an agreement entered into in July 1993. Applications for financing originated by the Company are reviewed by BA Credit Corp. which upon approval may purchase the equipment and lease it to the customer or purchase an installment sale contract from the Company without recourse.

         In April 1996, the Company entered into a Contract Purchase Agreement with U. S. Bank, National Association, under which U. S. Bank committed to purchase from the Company, on a limited recourse basis, the Company's installment sale contracts secured by dental equipment. The Company continues to service the accounts. In 1996, U. S. Bank committed up to a combined $40 million for both installment contract receivables outstanding and unsecured borrowings under a revolving credit agreement with the Company. In April 1998, the combined Contract Purchase Agreement and unsecured revolving credit agreement with U. S. Bank and two additional banks was increased to $85 million. As of April 25, 1998, contracts with an outstanding principal balance of $52 million had been purchased under the Contract Purchase Agreement.

SALES AND MARKETING

         During fiscal 1998, Patterson sold dental products to over 78,000 customers who made one or more purchases of supplies during the year. Patterson's customers include dentists, dental laboratories and institutions. No single customer accounted for more than 1% of sales during fiscal 1998, and Patterson is not dependent on any customer or group of customers.

         Due to the fragmented nature of the dental products market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. As of April 25, 1998, Patterson employed approximately 886 trained sales representatives, 118 of whom were equipment specialists. Each representative works within an assigned sales territory from one of 91 sales offices under the supervision of a branch sales manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some representatives receiving a base salary and commission.

         To assist its sales representatives, Patterson publishes a variety of catalogs and fliers containing product and service information. Patterson's customers receive a full-line product catalog containing over 10,000 inventoried items. A separate catalog limited to high-volume products contains bar coding and product numbers, permitting PDXpress(R) and PassPort PlusTM users to enter orders electronically 24 hours a day, seven days a week. Selected consumable supplies, new products, specially priced items and high-demand items such as asepsis products are promoted through merchandise fliers printed bimonthly and distributed to over 100,000 dentists nationwide. In addition, equipment sold by the Company is featured in the Company's semiannual publication, PATTERSON TODAY, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson, and information on equipment maintenance.

         The Company believes that its computerized order entry systems, REMOTM, PDXpress(R) and PassPort PlusTM help to establish relationships with new customers and increase loyalty among existing customers. Patterson provides these systems at no additional cost to customers who maintain certain minimum purchase requirements.

DISTRIBUTION

         Patterson ships its dental supplies from 10 distribution centers. The Company's 91 sales offices in the United States and Canada are configured with display areas where the latest dental equipment can be demonstrated. Equipment inventory is also staged at sales offices before delivery to dental offices for installation.

         Customers can place an order through a sales representative, by telephone, the internet and, for selected customers, electronically utilizing REMOTM, PDXpress(R) or PassPort PlusTM. All orders are routed through one of the Company's branch offices and are entered into a computerized ordering, shipping and inventory system, which links each of the Company's distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs shipment of the item from another center. As items are ordered, the system automatically records reductions in the inventory of the items. Each order is printed out in the shipping department of the appropriate distribution center, where employees pick and pack the order. All orders are checked for accuracy before shipment by common carrier. The Company estimates that 97% of its consumable goods orders are shipped complete within 24 hours.

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

SOURCES OF SUPPLY

         The Company obtains dental products from approximately 1,100 vendors. In fiscal 1998, the Company's top 10 vendors and single largest vendor accounted for approximately 36% and 14%, respectively, of the cost of products sold. There is more than one source of supply for almost all of the categories of products sold by the Company.

COMPETITION

         The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service distributors and mail-order distributors. In addition to Patterson and one other national, full-service firm, Henry Schein, Inc. ("Schein"), there are at least 20 full-service distributors which operate on a regional level, and hundreds of small local distributors. Although the Company does not have reliable information regarding the market share of mail-order companies, it believes that Schein is the largest distributor in the industry. Patterson believes that it competes with full-service distributors and mail-order distributors based primarily on its qualified and motivated sales force, experienced service technicians, broad range of products and services, accurate and timely delivery, strategic location of sales offices and distribution centers, and competitive pricing.

TRADEMARKS

         Patterson has registered with the United States Patent and the Trademark Office the marks "Patterson" and "PDXpress." The Company believes that the Patterson mark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company.

COLWELL SYSTEMS

         The Company's Colwell Systems division, acquired in October, 1996, provides a variety of printed products and office supplies to office-based healthcare providers including medical and dental offices. Colwell's products include custom printed products, insurance and billing forms, stationery, envelopes and business cards, labels, file folders, appointment books and other stock office supply products. Colwell sells its products through catalogs distributed to over 160,000 customers several times a year and through its own telemarketing staff located in Champaign, Illinois. Colwell receives orders by telephone and through the mail. Colwell operates from two facilities located in Champaign, Illinois. One facility is a 86,200 square foot printing plant which specializes in short-run printing and produces Colwell's custom printed products. The other facility in Champaign serves as its distribution center for its stock items, the call center for its telemarketing group and administrative offices. Colwell employs 146 people at its printing plant and 235 people at its distribution and call center facility.

         Colwell's principal competition includes two other national direct marketers of forms and office supplies to the healthcare market, local printing companies and local and national chain office supply stores.

EAGLESOFT

         EagleSoft, acquired in July 1997, is a developer and marketer of dental practice management software. Products include software for scheduling, billing, charting and storage/retrieval of digital images, service agreements and electronic claims processing. EagleSoft is based in Effingham, Illinois and has 88 employees.

EMPLOYEES

         As of April 25, 1998, the Company employed 3,214 people in the United States and Canada on a full-time basis, consisting of 886 sales representatives, 120 telemarketing employees, 670 service technicians, 384 distribution employees, 146 manufacturing employees, and 1,008 general and administrative employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson's employees is subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

GOVERNMENTAL REGULATION

         The marketing, distribution and sale of certain dental products sold by the Company is subject to the requirements of various state, local and federal laws and regulations. Among the federal laws which impact the Company are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and distribution of drugs and medical devices, and which requires the Company to be registered with the Federal Food and Drug Administration, and the Safe Medical Devices Act of 1990, which imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device. In addition, the company is required to be licensed as a distributor of drugs and medical devices by each state in which it conducts business. The Company believes that it is in substantial compliance with all of the foregoing laws and that it possesses all licenses required in the conduct of its business.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the executive officers of the Company.


   Peter L. Frechette   60   President and Director - Patterson Dental Company
   Ronald E. Ezerski    52   Executive Vice President, Treasurer and Director - Patterson Dental
                             Company
   James W. Wiltz       53   Vice President - Patterson Dental Company and President - Patterson
                             Dental Supply, Inc.
   Mary H. Baglien      55   Vice President, Human Resources - Patterson Dental Company
   John V. Dodd         61   Vice President, Management Information Systems - Patterson Dental
                             Company
   Gary D. Johnson      51   Vice President - Patterson Dental Supply, Inc.
   R. Reed Saunders     50   Vice President - Patterson Dental Supply, Inc.
   Normand Senecal      53   President - Patterson Dental Canada, Inc.
   Brian S. Watson      37   Vice President - Patterson Dental Supply, Inc.


         The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company's officers is employed pursuant to a written employment contract.



BACKGROUND EXECUTIVE OFFICERS

         PETER L. FRECHETTE has been President and Chief Executive Officer of the Company since September 1982 and has been a director of Patterson since March 1983. Prior to joining Patterson, Mr. Frechette was employed by American Hospital Supply Corporation for 18 years, the last seven of which he served as president of its Scientific Products Division. Mr. Frechette holds an M.B.A. degree from Northwestern University and a B.S. degree in economics from the University of Wisconsin.

         RONALD E. EZERSKI has been Vice President and Chief Financial Officer of the Company since December 1982 and was President of its subsidiary, Dental Capital Corporation, from December 1982 until October 1988 when it was merged into the Company. In 1997 Mr. Ezerski became Executive Vice President of the Company. Mr. Ezerski has been a director of Patterson since March 1983. Mr. Ezerski holds a B.S. degree in accounting from DePaul University and is a certified public accountant.

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

         MARY H. BAGLIEN joined Patterson Dental Company in November of 1977 as Sales Training Director. In 1981 Ms. Baglien became Director of Human Resources and continued in that capacity until June of 1998 when she was named Vice

President of Human Resources. Ms. Baglien holds an M.A. degree from Bowling Green State University and a B.A. from Carthage College.

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

         GARY D. JOHNSON has been Vice President, Sales, of Patterson Dental Supply, Inc. since October 1996. Mr. Johnson has served in various sales and management positions since he joined the Company in August 1981.

         R. REED SAUNDERS has been a Vice President of Patterson Dental Supply, Inc. since March 1997 and is President of its Colwell Systems division. Prior to joining Patterson, Mr. Saunders spent 15 years with American Express Company as Senior Vice President - Chief Marketing Officer of its division, American Express Financial Advisors. He holds an MBA from Amos Tuck School, and an undergraduate degree from Dartmouth College.

         NORMAND SENECAL has been President of the Company's Canadian subsidiary Patterson Dental Canada Inc. since it was acquired from Healthco International, Inc. in 1993. Mr. Senecal was employed by Healthco Canada since 1982 as Vice President Sales and Marketing and President.

         BRIAN S. WATSON has been Vice President, Marketing of Patterson Dental Supply, Inc. since October 1996. Mr. Watson joined the Company in May 1982. During his career with the Company, Mr. Watson has served in various sales and management capacities. Mr. Watson holds a B.S. degree in Marketing from Indiana University.


2.   PROPERTIES

         As of April 25, 1998, Patterson's 103 facilities consisted of 89 sales offices, 8 distribution centers, two combined sales office/distribution centers, its Colwell production facility and telemarketing/distribution facility, the EagleSoft facility and its headquarters building. All but eight facilities are leased and, with few exceptions, such leases are for three to five-year terms. As of April 25, 1998, the Company leased approximately 656,000 square feet at an annual cost of $6.56 per square foot. The Company considers its facilities to be well-maintained and suitable for its purposes.

         The Company has made a significant investment in computer, data processing and automated office equipment systems and it plans to continuously upgrade these systems. The Company believes that technology-based systems are crucial in supporting its operating efficiency and providing it with a competitive advantage.

3.   LEGAL PROCEEDINGS

         The Company has been involved in various legal proceedings arising in the ordinary course of business. Some of these proceedings involve product liability claims arising out of the use of dental products manufactured by third parties and distributed by the Company. The Company believes that if any such product liability cases are determined in favor of the claimants, the manufacturers of such products would have primary responsibility for any damages because Patterson is a distributor of finished goods manufactured by third parties. In the event a manufacturer of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company could have liability for the entire judgment.

         Among the product liability cases in which the Company is a defendant, five involve claims by healthcare workers claiming damages from allergic reactions to exposure to latex gloves distributed by the Company. In each of these cases the Company acted as a distributor of "Patterson" private label gloves manufactured by third parties, as well as gloves bearing the brand names of other suppliers. In each of these cases the Company intends to seek indemnification from or assert claims against the glove manufacturers pending completion of product identification.

         Since May 1985 the Company has maintained product liability insurance coverage for any potential liability for claims arising out of products sold by the Company. The Company believes that any liabilities which might result from pending cases and claims relating to events occurring after May 1985 would be adequately covered by such insurance and that any unfavorable results in such cases would not have a material adverse effect on the Company's business or financial condition. With respect to claims relating to events occurring prior to May 1985, the agreement providing for the acquisition of Patterson from The Beatrice Companies, Inc. provides that Beatrice and its successors are obligated to indemnify the Company for losses exceeding a litigation reserve established at the time of the acquisition plus $200,000. The successor to Beatrice has not been asked to indemnify the Company regarding any pending cases and has not contested its obligation to indemnify the Company. Although the Company has insurance coverage for product liability claims relating to events occurring after May 1985 and may be entitled to indemnification from third parties under certain circumstances, there is no assurance that any additional litigation would not have a material adverse effect on the Company's business or financial condition in the future.


4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the three-month period ended April 25, 1998.



                                     PART II

5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading under the symbol "PDCO" on the NASDAQ National Market in October 1992.

         The following table sets forth the range of high and low sale prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years. Quotations for such periods are as reported by NASDAQ for National Market issues.

                                                           HIGH          LOW
                                                           ----          ---
      Fiscal 1997
         First Quarter...............................      $24.58       $19.17
         Second Quarter..............................      $20.17       $13.33
         Third Quarter...............................      $19.17       $17.00
         Fourth Quarter..............................      $23.92       $17.67

      Fiscal 1998
         First Quarter...............................      $24.33       $20.58
         Second Quarter..............................      $28.08       $22.50
         Third Quarter...............................      $31.83       $23.92
         Fourth Quarter..............................      $32.67       $28.13

         On July 14, 1998, the number of holders of record of Common Stock was 1,876. The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone:
(612) 450-4064.

         The Company has not paid any cash dividends on its Common Stock since its initial public offering in 1992 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 2, 1998 the Company issued 86,872 shares of common stock to five persons who were the shareholders of Hill Dental Company, Inc. ("Hill"), an Alabama corporation, which was acquired by merger with the Company's subsidiary, Patterson Dental Supply, Inc. No underwriters were involved and no underwriting compensation was paid to any person. The shares were issued in a transaction not involving a public offering and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D, Rule
505. The securities issued to the stockholders of Hill contained restrictive legends and are restricted as to transfer, subject to compliance with applicable registration requirements under the Act. The Company furnished to the stockholders of Hill material information concerning the Company, including the information specified in Rule 502 of Regulation D.

6.   SELECTED CONSOLIDATED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              Fiscal Year Ended
                                            -----------------------------------------------------
                                            April 25,  April 26,  April 27,  April 29,  April 30,
                                              1998       1997       1996       1995       1994
                                            --------   --------   --------   --------   --------
Statement of Operations Data:
-----------------------------
Net sales                                   $778,169   $687,895   $606,983   $558,648   $492,561
Cost of sales                                488,279    440,262    392,091    358,868    316,628
                                            --------   --------   --------   --------   --------
Gross profit                                 289,890    247,633    214,892    199,780    175,933
Operating expenses                           225,508    196,448    170,958    160,501    143,915
                                            --------   --------   --------   --------   --------
Operating income                              64,382     51,185     43,934     39,279     32,018
Other income (expense) - net                   1,324      1,119      1,711        946        591
                                            --------   --------   --------   --------   --------
Income before income taxes                    65,706     52,304     45,645     40,225     32,609
Income taxes                                  24,937     19,687     16,997     15,396     12,824
                                            --------   --------   --------   --------   --------
Net income                                  $ 40,769   $ 32,617   $ 28,648   $ 24,829   $ 19,785
                                            ========   ========   ========   ========   ========


Earnings per share - basic and diluted(1)   $   1.23   $   1.00   $   0.86   $   0.75   $   0.59
Weighted  average and dilutive potential
   shares outstanding (1)                     33,163     32,689     32,477     32,400     32,395
Dividends per common share                      --         --         --         --         --


Balance Sheet Data:
-------------------
Working capital                             $133,256   $ 96,893   $114,883   $ 90,392   $ 76,100
Total assets                                 316,373    255,311    212,973    179,307    144,475
Total debt                                     7,202     10,792     10,681      9,664     13,557
Stockholders' equity                         210,303    163,662    127,852     97,555     73,897


(1) Amounts are adjusted for three-for-two stock splits on June 17, 1994 and January 12, 1998. See Note 1, "Earnings per Share," to the Consolidated Financial Statements.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Patterson's established goals of increasing sales four percentage points greater than the average industry growth rate, and achieving double-digit net income growth have been successfully met for the last nine years. Over the recent five-year period, sales grew 12% and net income advanced 20% compounded annually. Sales were supported by a continually expanded sales force, improved sales training programs, leading-edge new product introductions and effective marketing programs. Net income over the five years benefited from conscientious cost controls that held operating expenses in line with sales growth, and an improved gross profit margin that was 37% in fiscal 1998 compared with 36% in fiscal 1994.

The Company's effective strategy for growth focused on the acquisition of smaller dental distributors to achieve a broader customer base and expanded direct sales representation. The acquisition strategy also featured the addition of complementary product lines, such as supplies and forms for the dentist's front office, and practice management software.

Over the last five years, Patterson completed 10 acquisitions of companies with annual sales of $187 million and gained a total of 185 sales representatives. The number of direct sales representatives has increased 76% since 1993, and sales per direct sales representative have risen 29%, evidencing the effectiveness of the Company's strategies.

Patterson has achieved an average three-year return on equity of 23%, return on assets of 14% and return on sales of 5%.

RESULTS OF OPERATIONS
         The following table summarizes the results of operations over the past three fiscal years as a percent of sales:

                                             1998         1997        1996
                                             ----         ----        ----
             Net Sales                      100.0%       100.0%      100.0%
             Cost of Sales                   62.7%        64.0%       64.6%
                                             -----        -----       -----
             Gross Profit                    37.3%        36.0%       35.4%
             Operating Expenses              29.0%        28.6%       28.2%
                                             -----        -----       -----
             Operating Income                 8.3%         7.4%        7.2%
             Other Income                      .1%          .2%         .3%
                                               ---          ---         ---
             Income Before Taxes              8.4%         7.6%        7.5%
             Income Taxes                     3.2%         2.9%        2.8%
                                              ----         ----        ----
             Net Income                       5.2%         4.7%        4.7%
                                              ----         ----        ----


FISCAL 1998 COMPARED TO FISCAL 1997
       NET SALES. Net sales for fiscal 1998 increased 13.1% or $90.3 million to $ 778.2 million from $687.9 million in fiscal 1997 due to contributions from newly acquired businesses and increased demand for dental supplies and equipment. Consolidated results for the prior year periods have been restated to include the operations of Canadian Dental Supply, acquired in August 1997, and accounted for as a pooling-of-interests. Colwell, which was acquired in the second quarter of fiscal year 1997, and accounted for as a purchase, affects the year-to-year comparisons as only seven months of sales for the operation are included in prior year results versus a full twelve months in the current year. Excluding the impact of Colwell, sales were up 10.8%. EagleSoft, acquired July 1997 in a pooling transaction, and Hill Dental Supply, purchased in February 1998, contributed approximately $11 million to the increase. Sales mix remained consistent with prior years. Supplies represented 64% of sales in fiscal 1998 vs. 63% in fiscal 1997, and equipment accounted for 27% of sales, the same as last year, while other products and services were 9% of sales in fiscal 1998 versus 10% a year ago. The number of dental practitioners who purchased consumable dental supplies from Patterson grew 6% increasing from 74,000 in fiscal 1997 to 78,500 in fiscal 1998, while at the same time, average sales per customer increased 8% to $5,400 from $5,000 reported last year. The Company now has 886 sales representatives throughout the U.S. and Canada versus 786 reported at the end of last year. Sales of high-technology products such as the CEREC 2TM, air abrasion systems and digital imaging products, continue to drive the growth of equipment sales.

         GROSS PROFIT. Gross profit grew 17.1% to $ 289.9 million for fiscal 1998 compared to $247.6 million for fiscal 1997 due to a combination of increased sales volume and higher margins. Gross margin increased to 37.3% in fiscal 1998 versus 36.0% reported last year reflecting greater contribution from Colwell and EagleSoft which have a higher gross margin than the dental supply business and higher margins in the U.S. dental business. Excluding Colwell and EagleSoft, margins were up 50 basis points over last year.

       OPERATING EXPENSES. Operating expenses grew 14.8% to $ 225.5 million for fiscal 1998 versus $196.4 million for fiscal 1997. Operating expenses as a percent of sales increased to 29.0% in fiscal 1998 from 28.6% in fiscal 1997 due to EagleSoft and Colwell where expenses were higher as a percent of sales. Operating expenses in relation to sales in the dental supply business were down 10 basis points from prior year levels.

       OPERATING INCOME. Operating income increased to $64.4 million or 8.3% of sales in fiscal 1998. This represented a 25.8% increase from $51.2 million or 7.4% of sales reported in fiscal 1997. Operating margins improved slightly reflecting the higher margin contribution from acquisitions, Colwell and EagleSoft, and improved operating margins in the dental supply business, brought on by increased prices and lower operating expenses in relation to sales.

       OTHER INCOME. Other income was $ 1.3 million in fiscal 1998 compared to $1.1 million in fiscal 1997. Interest costs were lower due to a reduction in borrowing levels in fiscal year 1998.

       INCOME TAXES. The effective tax rate was 38.0% for fiscal 1998 up slightly from 37.6% reported in fiscal 1997 due to an increase in the loss in Canada, for which no tax benefit is recognized.

       NET INCOME. Net income grew $8.2 million, or 25%, to $40.8 million in fiscal 1998. The net margin increased from 4.7% of sales in fiscal 1997 to 5.2% of sales in fiscal 1998 due to increased gross margin.


FISCAL 1997 COMPARED TO FISCAL 1996

         NET SALES. Net sales for fiscal 1997 grew 13.3% to $687.9 million from $607.0 million in fiscal 1996. Colwell, acquired on October 1, 1996, contributed
5.5 percentage points of the sales increase. Excluding Colwell, dental supplies represented 61% of the sales versus 60% in fiscal 1996, and equipment accounted for 29%, the same as the previous year, while other products and services were 10% versus 11% a year ago. The growth in sales of dental products reflects the success of aggressive sales and marketing efforts to expand market share with existing and new customers, and lead the introduction of new technologies. Sales of high-technology products, such as the CEREC 2, which makes available chairside restorations in one visit, and air abrasion products continue to drive the growth of equipment sales.

         GROSS PROFIT. Gross profit increased 15.2% to $247.6 million for fiscal 1997 compared with $214.9 million for fiscal 1996, primarily as a result of increased sales volume. Gross margin increased to 36.0% versus 35.4% in fiscal 1996, reflecting the impact of higher margin Colwell sales for the last seven months of the year. Excluding Colwell, margins were essentially flat with prior year.

         OPERATING EXPENSES. Operating expenses grew 15.0% to $196.4 million for fiscal 1997 versus $171.0 million for fiscal 1996, primarily due to the increase in sales and the related variable expenses. Excluding Colwell, the rate of growth in operating expenses outpaced the increase in gross margin due to the conversion of ESOP shares from preferred to common, which increased operating expense, and higher healthcare costs for employees. Excluding the impact of the change in ESOP funding, operating expenses as a percent of sales would have been 28.4% versus 28.2% for fiscal 1996.

         OPERATING INCOME. Operating income expanded to $51.2 million, or 7.4% of sales, in fiscal 1997. This represents a 16.5% increase from $43.9 million, or 7.2% of sales, in fiscal 1996. Operating margins improved slightly, reflecting the higher margins associated with Colwell.

         OTHER INCOME. Other income was $1.1 million in fiscal 1997 compared with $1.7 million in fiscal 1996. The decrease was due to lower interest income related to reduced short-term investment of excess cash.

         INCOME TAXES. The effective tax rate was 37.6% for fiscal 1997 up slightly from 37.2% reported in fiscal 1996 due to the loss in Canada, for which no tax benefit has been recognized.

         NET INCOME. Net income increased $4.0 million, or 13.9%, to $32.6 million for fiscal 1997 on a 13.3% increase in sales. The net margin remained unchanged from fiscal 1996 at 4.7%.

         Refer to Note 1 in Notes to Consolidated Financial Statements for the impact of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes certain balance sheet items as a percent of total assets.

                                           April 25,        April 26,
                                              1998            1997
                                           ---------        -------

Total assets............................      100.0%         100.0%
Current assets..........................       72.0           68.1
Current liabilities.....................       29.8           30.1
Long-term debt..........................        0.9            2.2
Stockholders' equity....................       66.5           64.1

         Patterson's operating cash flow which generally parallels net earnings continued to grow reflecting higher profitability and improved productivity in the use of working capital. Available liquid resources at April 25, 1998 consisted of $35.6 million cash and cash equivalents and $33.9 million available under existing bank lines, as amended on April 30, 1998.

         Working capital increased $36.4 million during fiscal 1998 to $133.3 million at April 25, 1998. Cash and cash equivalents grew $26.5 million reflecting cash generated from operations offset by repayment of debt assumed in the Hill Dental Supply and Canadian Dental Supply acquisitions. Non-cash related working capital increased $9.8 million or 11.2% in response to a comparable increase in sales. Liquidity as measured by the current ratio at the end of fiscal year 1998 increased to 2.4 to 1 from 2.3 to 1 reported last year.

         Capital expenditures net of dispositions were $6 million in fiscal 1998 versus $5 million in fiscal 1997.

         All three acquisitions in fiscal year 1998 were made using common shares while $61.2 million of cash was invested in acquisitions last year.

         The Company believes that funds from operations and the remainder of its committed bank lines are sufficient to meet any existing and presently anticipated needs. In addition, the Company believes it has sufficient debt capacity to obtain the necessary funds for use in accomplishing its corporate objectives.

ASSET MANAGEMENT

         The following table summarizes the Company's days sales outstanding
(DSO), inventory turnover, and sales per employee over the past three fiscal years:

                                              1998        1997        1996
                                             ------      ------      ------

         Days sales outstanding                 45          46          45
         Inventory turnover (1)                7.2         7.4         6.6
         Sales per employee (000's)           $242        $223        $228

(1) The inventory values used in this calculation are the LIFO inventory values for U.S. dental inventories and the FIFO inventory value for Canadian and Colwell inventories.

         The inventory balance increased $16.3 million to $81.8 million at the end of fiscal 1998 from $65.5 million at the end of fiscal 1997. The increase was due primarily to the forward buying opportunities that were taken advantage of at the end of fiscal 1998, which were not available at the end of fiscal 1997, and inventory acquired through acquisitions.

EFFECT OF INFLATION

         Inflation has not had a significant effect on the Company's operations and the Company believes that supplier price increases can be passed on to its customers.

IMPACT OF YEAR 2000.

         The Company has addressed the Year 2000 issue by performing an assessment of its major information technology and technology reliant operating systems and expects that all necessary modifications or replacements of existing systems will be completed by the end of fiscal 1999. Progress in this effort is being monitored by senior management. Based on current expenditures and estimates, the costs of addressing the Year 2000 issue are not expected to be material to the financial results or operations of the Company. The Company intends to contact its significant vendors and suppliers regarding the Year 2000 issue and the status of their compliance. At this time, the impact on the Company if significant vendors or suppliers are not in compliance cannot be reasonably estimated. However, the Company intends to develop plans to mitigate the impact on the Company's operations of vendors or suppliers who are not in compliance with the Year 2000 issue.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K include forward-looking statements. Words such as "believes," "expects," "plans," "estimates" and variations of such words are intended to identify such forward-looking statements. The statements are not guaranties of future performance and are subject to certain risks, uncertainties or assumptions that are difficult to predict; therefore, the Company cautions shareholders and prospective investors that the following important factors, among others, could in the future affect the Company's actual operating results which could differ materially from those expressed in any forward-looking statements. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

     * Reduced growth in expenditures for dental services by private dental insurance plans.

     * Accuracy of the Company's assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive dental services such as periodontic, endodontic and orthodontic procedures.

     * The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

     * The effects of health care reform, increasing emphasis on controlling health care costs and legislation or regulation of health care pricing, all of which may affect the ability of dentists to obtain reimbursement for use of new and state-of-the-art procedures and technologies.

     * The amount and rate of growth of the Company's selling, general and administrative expenses.

     * The effects of, and changes in, U.S. and world social and economic conditions, monetary and fiscal conditions, laws and regulations, other activities of governments, agencies and similar organizations, trade policies and taxes, import and other charges, inflation and monetary fluctuations; the ability or inability of the Company to obtain or hedge against foreign currencies, foreign exchange rates and fluctuations in those rates.

     * Ability of the Company to retain its base of customers and to increase its market share.

     * The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

     * Changes in the economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

     * The Company's ability to meet increased competition from national, regional and full-service distributors and mail-order distributors of dental products, while maintaining current or improved profit margins.

     * Continued ability to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

     * The ability of the company and its suppliers to upgrade their computer systems in order to address the Year 2000 issue.

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

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Patterson Dental Company


We have audited the accompanying consolidated balance sheets of Patterson Dental Company as of April 25, 1998 and April 26, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Dental Company at April 25, 1998 and April 26, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 25, 1998, in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP
Minneapolis, Minnesota
May 20, 1998

                            PATTERSON DENTAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      April 25,    April 26,
                                                                         1998         1997
ASSETS:                                                               ---------    ---------
Current assets:
  Cash and cash equivalents .......................................   $  35,619    $   9,095
  Receivables, net of allowance for doubtful accounts of $5,071
    and $5,043 at April 25, 1998 and April 26, 1997, respectively .     106,252       95,132
  Inventory .......................................................      81,810       65,486
  Prepaid expenses ................................................       2,802        2,927
  Deferred taxes ..................................................       1,178        1,178
                                                                      ---------    ---------
    Total current assets ..........................................     227,661      173,818
Property and equipment, net .......................................      37,998       35,563
Intangibles, net ..................................................      48,013       43,813
Other .............................................................       2,701        2,117
                                                                      ---------    ---------
    Total assets ..................................................   $ 316,373    $ 255,311
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................................   $  60,652    $  48,472
  Accrued payroll expense .........................................      13,852       12,281
  Other accrued expenses ..........................................      13,426        9,268
  Bank indebtedness ...............................................       2,033        3,927
  Income taxes payable ............................................       2,009        1,677
  Current maturities of long-term debt ............................       2,433        1,300
                                                                      ---------    ---------
    Total current liabilities .....................................      94,405       76,925
Long-term debt ....................................................       2,736        5,565
Deferred taxes ....................................................       2,017        1,362
                                                                      ---------    ---------
    Total liabilities .............................................      99,158       83,852
Deferred Credits ..................................................       6,912        7,797
Commitments and contingent liabilities
Stockholders' equity:
    Preferred Stock Series A, $.01 par value, $11.20 per share liquidation value:
       Authorized shares - 10,000,000 .............................        --           --
    Preferred Stock, $.01 par value:
       Authorized shares - 20,000,000 .............................        --           --
    Common Stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares - 33,282,493 and 21,829,905 at
       April 25, 1998, and April 26, 1997, respectively ...........         333          219
Additional paid-in capital ........................................      63,134       56,168
Cumulative translation adjustment .................................      (1,624)        (899)
Retained earnings .................................................     162,797      123,243
Note receivable from ESOP .........................................     (14,337)     (15,069)
                                                                      ---------    ---------
    Total stockholders' equity ....................................     210,303      163,662
                                                                      ---------    ---------
    Total liabilities and stockholders' equity ....................   $ 316,373    $ 255,311
                                                                      =========    =========


                             SEE ACCOMPANYING NOTES

                            PATTERSON DENTAL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Fiscal Years Ended
                                               -----------------------------------
                                               April 25,    April 26,    April 27,
                                                 1998         1997          1996
                                               ---------    ---------    ---------
Net sales ..................................   $ 778,169    $ 687,895    $ 606,983

Cost of sales ..............................     488,279      440,262      392,091
                                               ---------    ---------    ---------

Gross profit ...............................     289,890      247,633      214,892

Operating expenses .........................     225,508      196,448      170,958
                                               ---------    ---------    ---------

Operating income ...........................      64,382       51,185       43,934

Other income and expense:
         Amortization of deferred credits ..         885          885          885
         Finance income, net ...............       1,188        1,289        1,821
         Interest expense ..................        (670)      (1,021)      (1,000)
         Profit (loss) on currency exchange          (79)         (34)           5
                                               ---------    ---------    ---------

Income before income taxes .................      65,706       52,304       45,645

Income taxes ...............................      24,937       19,687       16,997
                                               ---------    ---------    ---------

Net income .................................   $  40,769    $  32,617    $  28,648
                                               =========    =========    =========

Net income available for common shareholders   $  40,769    $  32,617    $  28,026
                                               =========    =========    =========

Earnings per share -- basic and diluted ....   $    1.23    $    1.00    $     .86
                                               =========    =========    =========

Weighted average and dilutive potential
   shares outstanding ......................      33,163       32,689       32,477
                                               =========    =========    =========


                             SEE ACCOMPANYING NOTES

                            PATTERSON DENTAL COMPANY
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                          Cumulative
                                     Preferred               Additional    Trans-                     Note
                                       Stock       Common      Paid-in     lation      Retained    Receivable
                                     Series A       Stock      Capital    Adjustment   Earnings     from ESOP      Total
                                     ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance at April 29, 1995 ........   $  21,949    $     177   $  30,853   $    (325)   $  61,690    $ (16,789)   $  97,555
  Tax benefit on unallocated
    ESOP shares ..................        --           --          --          --            269         --            269
  Change in translation adjustment        --           --          --           (86)        --           --            (86)
  Common stock issued, net .......         (64)           1       1,529        --           --           --          1,466
  Dividend paid ..................        --           --          --          --           (889)        --           (889)
  Cash payments received on note
    receivable from ESOP .........        --           --          --          --           --            889          889
  Net income .....................        --           --          --          --         28,648         --         28,648
                                     ---------    ---------   ---------   ---------    ---------    ---------    ---------

Balance at April 27, 1996 ........      21,885          178      32,382        (411)      89,718      (15,900)     127,852


Change in translation adjustment .        --           --          --          (488)        --           --           (488)
Preferred shares exchanged
     for common or cash -
     ESOP redemptions ............     (21,885)          39      21,846        --           --           --           --
Common stock issued, net .........        --              1       1,901        --           --           --          1,902
Cash payments received on note
    receivable from ESOP .........        --           --          --          --           --            831          831
Pooling of interests-Thau Nolde ..        --              1          39        --            908         --            948
Net income .......................        --           --          --          --         32,617         --         32,617
                                     ---------    ---------   ---------   ---------    ---------    ---------    ---------

Balance at April 26, 1997 ........           0          219      56,168        (899)     123,243      (15,069)     163,662


Change in translation adjustment .        --           --          --          (725)        --           --           (725)
Common stock issued, net .........        --           --         2,796        --           --           --          2,796
Stock split (3 for 2) ............        --            111        --          --           (130)        --            (19)
Cash payments received on note
    receivable from ESOP .........        --           --          --          --           --            732          732
Pooling of interests-EagleSoft ...        --              2       1,710        --         (1,085)        --            627
Stock issued for acquisition .....        --              1       2,460        --           --           --          2,461
Net income .......................        --           --          --          --         40,769         --         40,769
                                     ---------    ---------   ---------   ---------    ---------    ---------    ---------

Balance at April 25, 1998 ........   $       0    $     333   $  63,134   $  (1,624)   $ 162,797    $ (14,337)   $ 210,303
                                     =========    =========   =========   =========    =========    =========    =========

                             SEE ACCOMPANYING NOTES

                            PATTERSON DENTAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    Year Ended
                                                          ---------------------------------
                                                          April 25,   April 26,   April 27,
                                                            1998        1997        1996
                                                          --------    --------    --------
OPERATING ACTIVITIES:
  Net income ..........................................   $ 40,769    $ 32,617    $ 28,648
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation ....................................      5,923       4,942       3,934
      Amortization of deferrals .......................       (884)       (885)     (1,024)
      Amortization of goodwill ........................      2,423       1,339        --
      Bad debt expense ................................      1,092         356         605
      Deferred taxes ..................................        655         (75)        475
      Change in assets and liabilities net of acquired:
       Increase in receivables ........................     (8,706)     (7,176)     (7,727)
       (Increase) decrease in inventory ...............    (13,983)     (7,879)     11,934
       Increase (decrease) in accounts payable ........      7,479       2,785        (324)
       Increase in accrued liabilities ................      5,341       1,735       2,256
       Other changes from operating activities, net ...     (1,113)     (1,383)      1,313
                                                          --------    --------    --------
  Net cash provided by operating activities ...........     38,996      26,376      40,090

INVESTING ACTIVITIES:
  Additions to property and equipment, net ............     (5,962)     (5,010)     (7,653)
  Acquisitions ........................................        231     (61,171)     (2,401)
                                                          --------    --------    --------
  Net cash used in investing activities ...............     (5,731)    (66,181)    (10,054)

FINANCING ACTIVITIES:
  Payments and retirement of long-term debt and
    obligations under capital leases ..................     (8,169)       (334)       (128)
  Increase (decrease) in revolving credit agreement ...     (1,707)        501       1,156
  Payment of dividend .................................       --          --          (889)
  Cash payments received on note receivable from ESOP .        732         831         889
  Common stock issued, net ............................      2,730       1,902       1,466
                                                          --------    --------    --------
  Net cash (used in) provided by financing activities .     (6,414)      2,900       2,494
  Effect of exchange rate changes on cash .............       (327)        (56)        (44)
                                                          --------    --------    --------
  Net increase (decrease) in cash and cash equivalents      26,524     (36,961)     32,486
  Cash and cash equivalents at beginning of period ....      9,095      46,056      13,570
                                                          --------    --------    --------
  Cash and cash equivalents at end of period ..........   $ 35,619    $  9,095    $ 46,056
                                                          ========    ========    ========

SUPPLEMENTAL DISCLOSURES:
  Income taxes paid ...................................   $ 23,811    $ 20,229    $ 16,147
  Interest paid .......................................        646       1,024       1,003
  Exchange of preferred shares into common stock ......       --        21,885        --

                             SEE ACCOMPANYING NOTES

                            PATTERSON DENTAL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 25, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries Patterson Dental Supply, Inc., Direct Dental Supply Co. and Patterson Dental Canada Inc. All significant intercompany transactions have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

         The Company is one of the largest providers of dental equipment, supplies and services to dentists, institutional customers and dental laboratories in North America, operating from 109 locations with approximately 3,200 employees. The Company distributes approximately 82,500 dental products from over 1,100 manufacturers, offering specialty items and services including the Patterson private label line of dental items. In addition, its Colwell division produces and sells stationery and office products to healthcare providers and its EagleSoft division produces and sells software applications for dental offices.

FISCAL YEAR END

         The fiscal year end for the Company is the last Saturday in April.

REVENUE RECOGNITION

         The Company recognizes revenues as products are shipped and as services are rendered to the customer.

CASH AND CASH EQUIVALENTS

         Cash equivalents consist of investments in money market funds and floating rate municipal bonds. Cost approximates fair value.

INVENTORY

         Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign, Colwell and EagleSoft inventories. Inventories valued at LIFO represent 80% of total inventories at April 25, 1998 and 77% at April 26, 1997.

         The accumulated LIFO provision was $12,131 at April 25, 1998 and $10,943 at April 26, 1997. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. The Company provides depreciation on the straight-line method over estimated useful lives of 40 years for buildings or expected remaining life of purchased buildings, 3 to 20 years for leasehold improvements or the term of the lease, if less, 5 years for data processing equipment, and 5 to 10 years for office furniture and equipment.

INTANGIBLES

         Intangibles represent primarily the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and are amortized over a period of twenty years.

         Accumulated amortization at April 25, 1998 and April 26, 1997 was $3,844 and $1,401, respectively. The Company employs the undiscounted cash flow method of assessment for these assets when factors indicating an impairment are present.

INCOME TAXES

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EMPLOYEE STOCK OWNERSHIP PLAN

         Compensation expense related to the Company's defined contribution ESOP is computed based on the shares allocated method. In 1996 such amount was reduced by related Preferred Stock dividends.

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

LONG-LIVED ASSETS

         FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1997. The effect of adoption was not material.

STOCKHOLDERS' EQUITY

         On January 12, 1998 the Company declared a 3 for 2 stock split in the form of a 50% stock dividend payable February 17, 1998 to shareholders of record January 30, 1998. All references in the financial statements and related notes to weighted average shares outstanding, share issuances, related prices and per share amounts have been restated to reflect the split.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was adopted by the Company in the third quarter of the fiscal year ended April 25, 1998. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.


The following table sets forth the denominator for the computation of basic and diluted earnings per share. There were no adjustments to the numerator.

                                             1998     1997     1996
                                            ------   ------   ------
Denominator:
     Denominator for basic earnings per
        share - weighted-average shares 33,070 32,618 32,436 Effect of dilutive securities:
        Director Stock Option Plan              68       48       41
        Employee Stock Purchase Plan             7        6     --
        Capital Accumulation Plan               18       17     --
                                            ------   ------   ------

     Dilutive potential common shares           93       71       41
                                            ------   ------   ------

     Denominator for diluted earnings per
        share - adjusted weighted-average
        shares                              33,163   32,689   32,477
                                            ======   ======   ======

For 1996 earnings per share information assumes the conversion of Patterson Preferred to Common at the ratio of 1 to 1.08 for shares held by the ESOP. Patterson Preferred is a potentially dilutive security for computing earnings per share. For purposes of this computation, net income was reduced by an amount equal to the preferred stock dividends, net of applicable taxes. Such reduction reflects the additional compensation expense necessary to fund the ESOP, absent such dividends.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which is required to be adopted for financial statements issued for periods beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in financial reports issued to shareholders. The Company has not yet determined the financial statement disclosure impact of SFAS 131.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and presentation of comprehensive income and its components; however, adoption in fiscal year 1999 will have no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which currently are reported in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income.


2. ACQUISITIONS

         Effective August 26, 1997, the Company acquired Canadian Dental Supply Ltd. ("CDS") a Vancouver, British Columbia based dental distributor. Each share of CDS common stock was converted into 6.324 shares of Company common stock. The Company issued 168,648 shares to CDS shareholders. The transaction qualifies as a tax free reorganization and was accounted for as a pooling-of-interests. The accompanying financial statements, for all periods presented, have been restated to include the results of CDS.

         Separate results of operations for the periods prior to the merger with CDS are as follows:

                                       Period from
                                 April 27, 1997 to
                                   August 26, 1997     1997          1996
                                 -----------------   ---------    ---------
Net Sales
---------
     Patterson Dental Company           $ 231,350    $ 661,518    $ 581,893
     CDS                                    8,190       26,377       25,090
                                        ---------    ---------    ---------
     Total Combined                     $ 239,540    $ 687,895    $ 606,983
                                        =========    =========    =========

Net Income
----------
     Patterson Dental Company           $  11,292    $  32,415    $  28,747
     CDS                                       31          202          (99)
                                        ---------    ---------    ---------
     Total Combined                     $  11,323    $  32,617    $  28,648
                                        =========    =========    =========

Other Changes in Stockholders' Equity
-------------------------------------
     Patterson Dental Company           $   1,106    $   3,211    $   1,183
     CDS                                      (24)         (18)         466
                                        ---------    ---------    ---------
     Total Combined                     $   1,082    $   3,193    $   1,649
                                        =========    =========    =========


         On February 2, 1998, the Company acquired all of the common stock of Hill Dental Supply Co., Inc. located in Birmingham, Alabama, in exchange for up to 117,366 shares of common stock. To date, a total of 86,872 shares of stock have been issued to the former shareholders of Hill Dental Supply Co., Inc. Issuance of the additional shares is contingent upon final settlement of provisions related to accounts receivable, inventory and stockholders' equity provisions in the purchase agreement. The Company expects that any adjustments would be recorded in fiscal year 1999. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the accompanying financial statements since the date of acquisition. The pro forma impact of this transaction was not material to the financial statements.

         Also in fiscal 1998, the Company acquired all of the common stock of EagleSoft Incorporated, located in Effingham, Illinois in exchange for 280,001 shares of common stock. The transaction took place on July 17, 1997 and EagleSoft was merged into the Company and accounted for as a pooling-of-interests. The financial statements do not reflect the financial position and results of operations prior to the date of the acquisition based on materiality.

         During 1997, the Company acquired all of the common stock of Thau-Nolde, Inc., located in St. Louis, Missouri, in exchange for 125,100 shares of common stock. Thau-Nolde was merged into the Company and accounted for as a pooling-of-interests. The financial statements do not reflect the financial position and results of operations of Thau-Nolde prior to the date of the acquisition based on materiality. The Company also acquired certain assets of Dental Services Co., Inc., located in Erie, Pennsylvania. This acquisition was accounted for as a purchase and, accordingly, the net assets and operating results are included in the Company's financial statements from the date of acquisition. The pro forma impact of this acquisition on the Company's results of operations for all years presented was not material.

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

                                                   Year Ended
                                      -------------------------------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      April 26, 1997           April 27, 1996
                                      --------------          ---------------
Net sales                                   $711,660                 $663,062
Income before taxes                           54,386                   43,548
Net income                                    33,887                   27,368
Earnings per share                          $   1.04                 $    .84


3. PROPERTY AND EQUIPMENT

                                      April 25, 1998           April 26, 1997
                                      --------------           --------------
Land                                        $  3,446                 $  3,466
Buildings                                     18,697                   16,628
Leasehold improvements                         1,536                    1,561
Furniture and equipment                       16,616                   14,756
Data processing equipment                     19,968                   15,945
                                            --------                 --------
                                              60,263                   52,356
Accumulated depreciation                     (22,265)                 (16,793)
                                            --------                 --------
                                            $ 37,998                 $ 35,563
                                            ========                 ========

4. LONG-TERM DEBT

                                               April 25, 1998    April 26, 1997
                                               --------------    --------------
Mortgage                                          $  2,695         $  3,257
Note payable to bank                                 2,100               --
Notes payable bearing
   interest at prime plus 1 1/2%                      --              2,724
Bank loan bearing interest at prime plus 1/2%         --                548
Obligations under capital leases                       374              336
                                                  --------         --------
                                                     5,169            6,865
Less current maturities                              2,433            1,300
                                                  --------         --------
                                                  $  2,736         $  5,565
                                                  ========         ========

         The Company amended its revolving credit agreement in April 1998 which now provides for unsecured borrowings and sales of installment contract receivables of up to a combined $85,000 until April 1999. The agreement requires that the Company maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 25, 1998.

         The mortgage obligation is an 11 1/2%, 20 year mortgage due in 2007. The mortgage covers Patterson Dental Canada's Montreal building. Monthly payments are 52 Canadian dollars. The mortgage obligation for Canadian Dental's Alberta building was paid in full during 1998.

         The note payable to bank in the amount of $2,100 at April 25, 1998 is collateralized by the Hill Dental Company Inc. facility. The note bears an interest rate at 1% over a specified commercial base rate that may change from time to time. The Company has the option of selecting fixed or floating interest rates at varying times until maturity of the loan. At April 25, 1998, the loan had an interest rate of 5 3/4%. The Company intends to pay off this note during the first quarter of fiscal 1999.

         The notes payable consist of advances from shareholders repayable at $27 per month and other advances repayable either on demand or one year after demand. The notes were paid in full during 1998.

         Long-term debt becomes due: $2,433 in 1999, $291 in 2000, $231 in 2001,
$200 in 2002, $223 in 2003 and the balance thereafter. The fair value of long-term debt approximates its carrying value.

5. LEASES

         The Company leases facilities for its branch locations and office equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows for the years ending in April:


         1999                                             $ 3,819
         2000                                               2,801
         2001                                               1,880
         2002                                               1,469
         2003                                                 660
         Thereafter                                           348
                                                          -------
         Total minimum payments required                  $10,977
                                                          =======

         Rent expense was $6,054, $5,255 and $4,872 for the years ended April 25, 1998, April 26, 1997 and April 27, 1996, respectively.

6. INCOME TAXES

         For financial reporting purposes, income before income taxes includes the following components:

                                           1998          1997           1996
                                           ----          ----           ----
Income (loss) before income taxes:
         United States                  $67,025      $ 52,633       $ 44,290
         Canada                          (1,319)         (329)         1,355
                                        -------      --------       --------
            Total                       $65,706      $ 52,304       $ 45,645
                                        =======      ========       ========



Significant components of the provision for income taxes are as follows:

                                       1998             1997              1996
                                       ----             ----              ----
Current:
         Federal                   $ 21,722         $ 17,417          $ 13,642
         Foreign                         28              147                36
         State                        2,532            2,198             2,844
                                   --------         --------          --------
            Total current            24,282           19,762            16,522

Deferred:
         Federal                        599              (55)              418
         Foreign                         --               --                --
         State                           56              (20)               57
                                   --------         --------          --------
            Total deferred              655              (75)              475
                                   --------         --------          --------

Provision for income taxes         $ 24,937         $ 19,687          $ 16,997
                                   ========         ========          ========

Significant components of the Company's deferred tax liabilities and assets as of April 25, 1998 and April 26, 1997 are as follows:
                                                         1998              1997
                                                     --------         ---------
         Canadian net operating loss carryforward    $  4,807          $  4,017
         Bad debt allowance                             1,044               963
         Unicap COS                                       574               521
         ESOP unearned compensation                       543               428
         Inventory obsolescence reserve                   381               311

         Hospital insurance                               499               318
         Vacation pay accrual                             166               158
         LIFO reserve                                  (1,403)           (1,111)
         Depreciation                                    (463)             (444)
         Financing income                              (1,619)           (1,045)
         Goodwill                                        (394)             (149)
         Other                                           (167)             (134)
         Valuation allowance                           (4,807)           (4,017)
                                                     ---------         --------
            Total                                    $   (839)         $   (184)
                                                     =========         ========

         Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expense items for tax and financial statement reporting purposes.

         Income tax expense varies from the amount computed using the U.S. statutory rate. The causes of these differences and the related tax effects are shown below:

                                                  1998        1997        1996
                                              --------   ---------   ---------
 Tax at U.S. statutory rate                   $ 22,997   $  18,306   $  15,978
 State tax provision, net of federal benefit     1,701       1,416       1,886
 Effect of foreign (income) losses                 490         262        (440)
 ESOP dividend on allocated preferred stock         --          --         (74)
 Amortization of deferred credit                  (310)       (310)       (310)
 Other                                              59          13         (43)
                                              --------   ---------   ---------
                                              $ 24,937   $  19,687   $  16,997
                                              ========   =========   =========

         At April 25, 1998, the Company had net operating loss carryforwards of $11,446 for Canadian income tax purposes that expire in years 1999 through 2005. Those carryforwards resulted from the Company's fiscal 1994 acquisition of Healthco Canada Inc. For financial reporting purposes, a valuation allowance of $4,807 has been established to reduce the deferred tax assets to their net realizable value.

7. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

         During 1990, the Company's Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each employee who has completed 1,000 hours of service during the plan year. During 1998, 1997 and 1996, shares with a cost of $732, $824 and $800, respectively, were earned and allocated to ESOP participants.

         During 1998 and 1997 the ESOP was funded through Company contributions of $732 and $831, respectively.

         During 1996 the ESOP funding was effected through a preferred stock dividend aggregating $889 which served to reduce recorded compensation expense.

         On June 24, 1996, the Company called for redemption all of the outstanding shares of the Preferred Stock Series A which had a redemption value of $39,792 plus accrued dividends of $231. The trustee for the ESOP converted the Preferred Shares into 5,755,625 shares of Common Stock on July 3, 1996. Had the stock conversion occurred on April 30, 1995, earnings per share would have been unchanged for each of the two years in the period ended April 26, 1997.

         At April 25, 1998, 1,949,531 shares of the common stock were allocated to participants and had a fair market value of $61,410.

         At April 25, 1998 and April 26, 1997, indebtedness of the ESOP to the Company is shown as a deduction from stockholders' equity in the consolidated balance sheet.


STOCK OPTION PLAN

         In June 1992, the Company adopted the Patterson Dental Company 1992 Stock Option Plan (the "Plan"). The Plan provides for the granting of options to designated employees and non-employees, including consultants to the Company, to purchase up to a maximum of 2,025,000 shares of Common Stock. The Plan is administered by the Stock Option Committee, which determines the employees, officers and others who are to receive options, the type of option to be granted, and the number of shares subject to each option and the exercise price of each option.

         Stock options must be granted at an exercise price not less than the fair market value of the Common Stock on the dates the options are granted (or, for persons who own more than 10 percent of the Company's outstanding voting stock, not less than 110 percent of such fair market value). No options have been granted to date under the Plan.

DIRECTOR STOCK OPTION PLAN

         In June 1992, the Company adopted the 1992 Director Stock Option Plan (the "Director Option Plan"), pursuant to which 337,500 shares of Common Stock have been reserved for the grant of non-statutory stock options to the Company's outside directors. Options are granted at the fair market value on the date of grant and are exercisable for a period of four years commencing one year after the date of grant. At April 25, 1998, the Company's current outside directors held the following options:

                                                              Weighted Average
         Date of Grant   Granted   Exercised      Held         Price Per Share
         ---------------------------------------------------------------------
             9/1/92       67,500     67,500          --             $7.11
            10/1/93       27,000      9,000      18,000            $14.56
            10/1/94       27,000         --      27,000            $12.00
            10/1/95       27,000         --      27,000            $17.67
            10/1/96       27,000         --      27,000            $18.67
            10/1/97       27,000         --      27,000            $26.92
                         -------     ------     -------
                         202,500     76,500     126,000
                         =======     ======     =======

         As of April 25, 1998, outstanding options had a weighted-average remaining contractual life of 2.6 years.

         The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's stock options equals the market price on the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that the fair value of options granted during 1998 and 1997 and the pro forma impact on earnings be disclosed when material. The pro forma impact was not material for 1998 and 1997.

EMPLOYEE STOCK PURCHASE PLAN

         In June 1992, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan"). A total of 337,500 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. Employees are eligible to participate after a year of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10 percent of an employee's compensation, at 85 percent of the lower of the fair market value of the Common Stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 55,558 and 63,783 shares in 1998 and 1997, respectively. At April 25, 1998, 122,120 shares were available for purchase under the plan.

CAPITAL ACCUMULATION PLAN

         In May 1996, the Board of Directors adopted an employee Capital Accumulation Plan (the "CAP Plan"). The CAP Plan was approved by the shareholders at the annual meeting held September 9, 1996. A total of 1,500,000 shares of Common Stock are reserved for issuance under the CAP Plan. Officers and other key employees of the Company or its subsidiaries are eligible to participate by purchasing Common Stock through payroll deductions, which must be between 5% and 25% of an employee's compensation, at 75% of the average closing price of the Common Stock for the calendar year. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year. Employees purchased 84,345 and 55,761 shares of restricted stock in 1998 and 1997, respectively. At April 25, 1998, 1,359,894 shares were available for purchase under the Plan.

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

9. OPERATIONS BY GEOGRAPHIC AREA

         The Company operates predominantly in one industry segment, the distribution of dental supplies, equipment and related services. The following is a summary of the Company's operations in different geographic areas:


                                                           Year Ended
                                         ----------------------------------------------
                                         April 25, 1998  April 26, 1997  April 27, 1996
                                         --------------  --------------  --------------
Net sales from unaffiliated customers:
         United States                      $698,390         $604,698        $526,055
         Canada                               79,779           83,197          80,928
Operating income:
         United States                      $ 64,825         $ 50,783        $ 41,744
         Canada                                 (443)             402           2,190

Identifiable assets:
         United States                      $280,078         $217,941        $176,135
         Canada                               36,295           37,370          36,838


10. QUARTERLY RESULTS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks The fiscal quarters ending prior to the August 1997 acquisition of Canadian Dental Supply have been restated to reflect the pooling-of-interests of that company. Earnings per share amounts have been restated to comply with SFAS 128. The following table summarizes results for fiscal 1998 and 1997.

                              Three Months Ended
  ---------------------------------------------------------------------------
                            Apr 25,      Jan 24,       Oct 25,        Jul 26,
                              1998         1998          1997            1997
                              ----         ----          ----            ----
  Net sales                $211,006     $195,540      $191,635       $179,988
  Gross profit               79,940       73,336        70,748         65,866
  Operating income           18,266       17,094        15,689         13,333
  Net income                 11,568       10,798        10,063          8,340
  Basic and diluted
    earnings per share        $0.35        $0.33         $0.30          $0.25

                              Three Months Ended
  ---------------------------------------------------------------------------
                            Apr 26,      Jan 25,       Oct 26,        Jul 27,
                              1997         1997          1996            1996
                              ----         ----          ----            ----
  Net sales                $187,587     $181,996      $169,013       $149,299
  Gross profit               68,836       66,137        59,886         52,774
  Operating income           14,955       14,487        12,399          9,344
  Net income                  9,190        9,017         8,092          6,318
  Basic and diluted
    earnings per share        $0.28        $0.28         $0.25          $0.19


9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held September 14, 1998 (the "1998 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 1998 Proxy Statement.


12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. FINANCIAL STATEMENTS.

         The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

         Report of Independent Auditors
         Consolidated Balance Sheets as of April 25, 1998 and April 26, 1997 Consolidated Statements of Income for the Years Ended April 25, 1998, April 26, 1997 and April 27, 1996
         Consolidated Statement of Changes in Stockholders' Equity for the Years Ended Ended April 25, 1998, April 26, 1997 and April 27, 1996 Consolidated Statements of Cash Flows for the Years Ended Ended April 25, 1998, April 26, 1997 and April 27, 1996
         Notes to Consolidated Financial Statements

         2. FINANCIAL STATEMENT SCHEDULES.

         The following financial statement schedule is filed herewith: Schedule II - Valuation and Qualifying Accounts for the Years Ended Ended April 25, 1998, April 26, 1997 and April 27, 1996.

         Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

         3. EXHIBITS.

        Exhibit
        -------

         3.1      The Company's Articles of Incorporation*

         3.2      The Company's Bylaws, as amended*

         4.1      Specimen form of the Company's Common Stock Certificate*

         4.2      The Company's Articles of Incorporation, as amended (see
                  Exhibit 3.1)

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

        10.6      Incentive Compensation Program (Fiscal 1992)*

        10.7 Asset Purchase Agreement dated September 12, 1996 between Patterson Dental Company and Deluxe Corporation***

        10.8      ESOP Loan Agreement dated June 15, 1990 as amended July 13,
                  1992*

         10.9     Amended and Restated Term Promissory Note dated July 13, 1992*

         21       Subsidiaries

         23       Consent of Ernst & Young LLP

         27       Financial Data Schedule
-------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.

** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 27, 1996.

*** Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission October 15, 1996.

(b)      REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 25, 1998.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PATTERSON DENTAL COMPANY

Dated:  July 16, 1998
                                        By /s/Peter L. Frechette
                                           -------------------------------------
                                           Peter L. Frechette,
                                           President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                        Date
                                                                        ----

/s/Peter L. Frechette   President and Chief Executive Officer and  July 16, 1998
----------------------  Director (Principal Executive Officer)
Peter L. Frechette


/s/Ronald E. Ezerski    Executive Vice President, Treasurer and    July 16, 1998
----------------------  Chief Financial Officer and Director
Ronald E. Ezerski       (Principal Financial and Accounting
                        Officer)

/s/David K. Beecken     Director                                   July 16, 1998
----------------------
David K. Beecken


/s/Burt E. Swanson      Director                                   July 16, 1998
----------------------
Burt E. Swanson


/s/Andre B. Lacy        Director                                   July 16, 1998
----------------------
Andre B. Lacy

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Patterson Dental Company


We have audited the consolidated financial statements of Patterson Dental Company as of April 25, 1998 and April 26, 1997, and for each of the three years in the period ended April 25, 1998, and have issued our report thereon dated May 20, 1998 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ Ernst & Young LLP

Minneapolis, Minnesota
May 20, 1998

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                            PATTERSON DENTAL COMPANY
                             (DOLLARS IN THOUSANDS)


                                                                 CHARGED
                                      BALANCE AT   CHARGED TO    TO OTHER                   BALANCE AT
                                       BEGINNING   COSTS AND    ACCOUNTS -   DEDUCTIONS -     END OF
                                       OF PERIOD    EXPENSES     DESCRIBE     DESCRIBE        PERIOD
                                        -------      -------      ------      -------         -------
Year ended April 25, 1998:
   Deducted from asset accounts:
   Allowance for doubtful accounts      $ 5,043      $ 1,041      $  176(3)   $ 1,189(1)      $ 5,071
                                        =======      =======      ======      =======         =======

   LIFO inventory adjustment            $10,943      $ 1,188        --        $  --           $12,131
   Inventory obsolescence reserve         1,346        1,236        --          1,048(2)        1,534
                                        -------      -------      ------      -------         -------
      Total inventory reserve           $12,289      $ 2,424        --        $ 1,048         $13,665
                                        =======      =======      ======      =======         =======


Year ended April 26, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts      $ 5,381      $   357      $  140(3)   $   835(1)      $ 5,043
                                        =======      =======      ======      =======         =======

   LIFO inventory adjustment            $ 9,733      $ 1,210      $ --        $  --           $10,943
   Inventory obsolescence reserve         1,133        1,322         202(3)     1,311(2)        1,346
                                        -------      -------      ------      -------         -------
      Total inventory reserve           $10,866      $ 2,532      $  202      $ 1,311         $12,289
                                        =======      =======      ======      =======         =======

Year ended April 27, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts      $ 5,785      $   608        --        $ 1,012(1)      $ 5,381
                                        =======      =======      ======      =======         =======

   LIFO inventory adjustment            $ 8,179      $ 1,554        --        $  --           $ 9,733
   Inventory obsolescence reserve         1,221        1,141        --          1,229(2)        1,133
                                        -------      -------      ------      -------         -------
      Total inventory reserve           $ 9,400      $ 2,695        --        $ 1,229         $10,866
                                        =======      =======      ======      =======         =======


(1)      Uncollectible accounts written off, net of recoveries.
(2)      Inventory disposed of and written off.
(3) Acquisition of Colwell Systems and Thau-Nolde, Inc. in fiscal 1997; Hill Dental Company, Inc. and EagleSoft, Inc. in fiscal 1998.

                                  EXHIBIT INDEX



                                                                          PAGE

         Exhibit 21    Subsidiaries...............................         37

         Exhibit 23    Consent of Independent Auditors............         38

         Exhibit 27    Financial Data Schedule....................         39