Form 10-Q
period 1998-07-25
PATTERSON DENTAL CO
filed 1998-09-04
CIK 891024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended July 25, 1998.

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                 (651) 686-1600
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         _X_   Yes      ___   No


Patterson Dental Company has outstanding 33,317,041 shares of common stock as of September 4, 1998.

                            PATTERSON DENTAL COMPANY

                                      INDEX


                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements                                             3-8

            Condensed Consolidated Balance Sheets as of
            July 25, 1998 and April 25, 1998                                   3

            Condensed Consolidated Statements of Income for the three
            months ended July 25, 1998 and July 26, 1997                       4

            Condensed Consolidated Statements of Cash Flows for the three
            months ended July 25, 1998 and July 26, 1997                       5

            Notes to Condensed Consolidated Financial
            Statements                                                       6-8

   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8-11


PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K                                  11

   Signatures                                                                 12


Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
1995:

         This Form 10-Q for the period ended July 25, 1998 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 16, 1998, and other documents filed with the Securities and Exchange Commission. See also page 10 of this Form 10-Q.

                          PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                         July 25,      April 25,
                                                           1998          1998
                                                         ---------    ---------
                                                        (unaudited)
Current assets:
       Cash and cash equivalents .....................   $  38,143    $  35,619
       Receivables, net ..............................      97,336      106,252
       Inventory .....................................      97,146       81,810
       Prepaid expenses ..............................       2,741        2,802
       Deferred taxes ................................       1,178        1,178
                                                         ---------    ---------
          Total current assets .......................     236,544      227,661
Property and equipment, net ..........................      35,609       37,998
Intangibles, net .....................................      47,410       48,013
Other ................................................       2,437        2,701
                                                         ---------    ---------
          Total assets ...............................   $ 322,000    $ 316,373
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable ..............................   $  57,373    $  60,652
       Accrued payroll expense .......................       8,640       13,852
       Other accrued expenses ........................      13,522       13,426
       Income taxes payable ..........................       7,472        2,009
       Bank indebtedness .............................       3,378        2,033
       Current maturities of long-term debt ..........         221        2,433
                                                         ---------    ---------
          Total current liabilities ..................      90,606       94,405
Long-term debt .......................................       2,665        2,736
Deferred taxes .......................................       2,017        2,017
                                                         ---------    ---------
          Total liabilities ..........................      95,288       99,158

Deferred credits .....................................       6,691        6,912

Stockholders' equity:
       Preferred stock ...............................        --           --
       Common stock ..................................         333          333
       Additional paid-in capital ....................      63,568       63,134
       Accumulated other comprehensive income ........      (2,569)      (1,624)
       Retained earnings .............................     173,026      162,797
       Note receivable from ESOP .....................     (14,337)     (14,337)
                                                         ---------    ---------
          Total stockholders' equity .................     220,021      210,303
                                                         ---------    ---------
          Total liabilities and stockholders' equity..   $ 322,000    $ 316,373
                                                         =========    =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended
                                                   ------------------
                                                  July 25,     July 26,
                                                    1998         1997
                                                 ---------    ---------
                                                              (restated)

Net sales ....................................   $ 200,073    $ 179,988

Cost of sales ................................     126,482      114,122
                                                 ---------    ---------

Gross profit .................................      73,591       65,866

Operating expenses ...........................      57,348       52,533
                                                 ---------    ---------

Operating income .............................      16,243       13,333

Other income and expense:
    Amortization of deferred credits .........         222          220
    Finance income, net ......................         404          189
    Interest expense .........................        (140)        (195)
    Profit (loss) on currency exchange .......         (66)          (9)
                                                 ---------    ---------

Income before income taxes ...................      16,663       13,538

Income taxes .................................       6,434        5,198
                                                 ---------    ---------

Net income ...................................   $  10,229    $   8,340
                                                 =========    =========

Earnings per share - basic and diluted .......   $    0.31    $    0.25
                                                 =========    =========

Weighted average common and dilutive potential
    common shares ............................      33,387       32,928
                                                 =========    =========


                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                   ------------------
                                                                  July 25,    July 26,
                                                                    1998        1997
                                                                  --------    --------
                                                                             (restated)
Operating activities:
       Net income .............................................   $ 10,229    $  8,340
       Adjustments to reconcile net income
          to net cash provided by operating
          activities:
              Depreciation ....................................      1,483       1,361
              Amortization of deferrals .......................       (221)       (220)
              Amortization of goodwill ........................        669         587
              Bad debt expense ................................        246         229
              Change in assets and liabilities, net of acquired    (10,312)     (9,283)
                                                                  --------    --------
Net cash provided by operating activities .....................      2,094       1,014

Investing activities:
       Proceeds from sale of facilities .......................      2,250        --
       Additions to property and equipment, net ...............     (1,566)     (1,911)
       Other ..................................................       --           (12)
                                                                  --------    --------
 Net cash provided (used) in investing activities .............        684      (1,923)

Financing activities:
       Increase (decrease) in bank indebtedness ...............      1,471        (443)
       Payments and retirement of long-term debt and
         obligations under capital leases .....................     (2,161)       (133)
       Common stock issued, net ...............................        434         404
                                                                  --------    --------
Net cash used in financing activities .........................       (256)       (172)

Effect of exchange rate changes on cash .......................          2           4
                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents ..........      2,524      (1,077)

Cash and cash equivalents at beginning of period ..............     35,619       9,095
                                                                  --------    --------

Cash and cash equivalents at end of period ....................   $ 38,143    $  8,018
                                                                  ========    ========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                  JULY 25, 1998


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 25, 1998, and the results of operations and the cash flows for the periods ended July 25, 1998, and July 26, 1997. Such adjustments are of a normal recurring nature. The results of operations for the first quarter ended July 25, 1998, and July 26, 1997, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 25, 1998, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1998 Annual Report on Form 10-K filed on July 16, 1998. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the acquisition of Canadian Dental Supply Ltd. ("CDS") and include CDS for all periods presented. See Note 3 below.

2. The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal year 1999 and 1998 represent the 13 weeks ended July 25, 1998 and July 26, 1997, respectively.

3. Effective August 26, 1997, the Company acquired Canadian Dental Supply Ltd. ("CDS") a Vancouver, British Columbia based distributor of dental supplies and equipment. Each share of CDS's outstanding common stock was converted into the right to receive 6.324 shares of Company common stock. The Company issued 168,648 shares of its common stock to acquire CDS. The transaction was accounted for as a pooling of interests. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the acquisition and include CDS for all periods presented.

         Separate results of operations for the period prior to the merger with CDS are as follows:

                                                     Three Months Ended
                                                           July 26,
                                                             1997
                                                             ----
      Net Sales
      ---------
         Patterson Dental Company                          $173,311
         CDS                                                  6,677
                                                           --------
             Total Combined                                $179,988
                                                           ========

      Net Income
      ----------
         Patterson Dental Company                          $  8,263
         CDS                                                     77
                                                           --------
             Total Combined                                $  8,340
                                                           ========

      Other Changes in Stockholders' Equity
      -------------------------------------
        Patterson Dental Company                           $  1,260
        CDS                                                     (22)
                                                           --------
             Total Combined                                $  1,238
                                                           ========

4. On January 12, 1998 the Company declared a 3 for 2 stock split in the form of a 50% stock dividend payable February 17, 1998, to stockholders' of record January 30, 1998. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the 3 for 2 stock split.

5. On February 2, 1998, the Company acquired Hill Dental Company, Inc. ("Hill") a Birmingham, Alabama based distributor of dental supplies and equipment. Each share of Hill's outstanding common stock was converted into the right to receive
9.39 shares of Company common stock subject to certain conditions. The Company issued 100,770 shares of its common stock in connection with the Hill acquisition. The results of the operations of Hill in the prior year first quarter are not material to the financial statements on a pro forma basis.

6. As of April 26, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes new rules for the display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Total comprehensive income for the three months ended July 25, 1998 and July 26, 1997 is as follows:

                                                        Three Months Ended
                                                        ------------------
                                                       July 25,     July 26,
                                                         1998         1997
                                                         ----         ----

Net income                                             $10,229       $8,340
Other comprehensive income (loss):
    Foreign currency translation adjustments             (945)          131
                                                       -------       ------
Total comprehensive income                             $ 9,284       $8,471
                                                       =======       ======

7. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                                       Three Months Ended
                                                       ------------------
                                                      July 25,     July 26,
                                                        1998         1997
                                                      --------     -------
Denominator:
  Denominator for basic earnings per
    share - weighted-average shares                     33,291      32,844

  Effect of dilutive securities:
    Director Stock Option Plan                              57          39
    Employee Stock Purchase Plan                             5           7
    Capital Accumulation Plan                               34          38
                                                      --------     -------

  Dilutive potential common shares                          96          84

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                      33,387      32,928
                                                      ========     =======



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                                     Three Months Ended
                                                     ------------------
                                                     July 25,   July 26,
                                                       1998      1997
                                                      ------    ------


Net sales.......................................      100.0%    100.0%
Cost of sales...................................       63.2%     63.4%
                                                     -------   -------

Gross profit....................................       36.8%     36.6%
Operating expenses..............................       28.7%     29.2%
                                                     -------   -------

Operating income................................        8.1%      7.4%
Other income and expense, net...................        0.2%      0.1%
                                                     -------   -------

Income before income taxes......................        8.3%      7.5%
Income taxes....................................        3.2%      2.9%
                                                     -------   -------

Net income......................................        5.1%      4.6%
                                                     =======   =======



QUARTER ENDED JULY 25, 1998 COMPARED TO QUARTER ENDED JULY 26, 1997.

                   NET SALES. Net sales increased 11.2% to $200.1 million for the three months ended July 25, 1998 ("Current Quarter") from $180.0 million for the three months ended July 26, 1997 ("Prior Quarter"). U.S. dental sales increased 13.7% due to strong equipment sales and the acquisition of Hill Dental in February, 1998. Canadian sales were down 3.5% in Canadian dollars but were down 8.8% in U.S. dollars due to an unfavorable exchange rate during the Current Quarter. Colwell sales were down 3.8%, while EagleSoft sales were $2.0 million greater than the Prior Quarter.

                   GROSS PROFIT. Gross profit margin increased to 36.8% for the Current Quarter from 36.6% for the Prior Quarter. The 20 basis point gross margin increase is due to a combination of greater production efficiencies at Colwell and growth in high margin software sales. Gross profit increased 11.7% to $73.6 million for the Current Quarter from $65.9 million for the Prior Quarter. The majority of the increase in gross profit was due to increased sales volume.

                  OPERATING EXPENSES. Operating expenses increased 9.2% to $57.3 million for the Current Quarter from $52.5 million for the Prior Quarter. The increase in operating expenses was principally related to the higher sales volume. Operating expenses as a percent of sales decreased from 29.2% to 28.7% due primarily to improved operating leverage in the U.S. and Canadian dental operations.

                  OPERATING INCOME. Operating income increased 21.8% to $16.2 million for the Current Quarter from $13.3 million for the Prior Quarter. Operating income as a percent of net sales increased to 8.1% from 7.4%, due to higher sales volume, improved margins and lower operating expenses as a percent of sales.

                  FINANCE INCOME. Finance income, net of expenses, was $0.4 million for the Current Quarter compared to $0.2 million for the Prior Quarter. The increase in finance income was caused by higher average short term investments of cash.

                  INTEREST EXPENSE. Interest expense decreased to $0.1 million for the Current Quarter from $0.2 million for the Prior Quarter. This decrease is due mainly to lower borrowings under the revolving bank loan agreements.

                  INCOME TAXES. The effective income tax rate increased slightly to 38.6% for the Current Quarter from 38.4% for the Prior Quarter. This increase was caused by an increase in the Canadian operating loss for which no tax benefit was recorded.


LIQUIDITY AND CAPITAL RESOURCES

         Available liquid resources at July 25, 1998 consisted of $38.1 million cash and cash equivalents and $28.8 million available under bank lines. Inventory increased $15.3 million in the quarter due to increased forward buying. The Company believes that cash and cash equivalents and the remainder of its credit lines are sufficient to meet any existing and presently anticipated needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds for potential acquisitions.


IMPACT OF YEAR 2000

         The Company has performed an assessment of its major information technology and technology reliant operating systems and expects that all necessary modifications or replacements of existing systems will be completed by the end of fiscal 1999. Progress in this effort is being monitored by senior management. Based on current expenditures and estimates, the costs of addressing the Year 2000 issue are not expected to be material to the financial results or operations of the Company. The Company intends to contact its significant vendors and suppliers regarding the Year 2000 issue and the status of their compliance. At this time, the impact on the Company if significant vendors or suppliers are not in compliance cannot be reasonably estimated. However, the Company intends to develop plans to mitigate the impact on the Company's operations of vendors or suppliers who are not in compliance with the Year 2000 issue.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Certain information of a non-historical nature contained in this Form 10-Q include forward looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties or assumptions that are difficult to predict and may be beyond the Company's ability to control. Accordingly, the Company wishes to caution shareholders and prospective investors that the following important factors, among others, could in the future affect the Company's actual operating results which could differ materially from those expressed in any forward-looking statements made by the Company. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

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

         * The amount and growth of the Company's selling, general and administrative expenses.

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

         * Changes in economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

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

         * The ability of the Company and its suppliers to upgrade their computer systems to adequately address the Year 2000 issue.



                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Item 27 Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or, in the case of legal proceedings, were previously reported in the annual report on Form 10-K filed July 16, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PATTERSON DENTAL COMPANY
                                   (Registrant)

Dated:  September  4, 1998.

                               By: /s/  Ronald E. Ezerski
                                   ----------------------
                                   Ronald E. Ezerski
                                   Executive Vice President, Treasurer and Chief
                                      Financial Officer
                                   (Principal Financial Officer and Principal
                                      Accounting Officer)