Form 10-Q
period 1998-10-24
PATTERSON DENTAL CO
filed 1998-12-07
CIK 891024

                                 FORM   10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended October 24, 1998.

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

                       Yes    X           No
                            -----            ------


Patterson Dental Company has outstanding 33,322,821 shares of common stock as of December 4, 1998.

                            PATTERSON DENTAL COMPANY

                                     INDEX

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                            3-8

           Condensed Consolidated Balance Sheets as of
           October 24, 1998 and April 25, 1998                               3

           Condensed Consolidated Statements of Income
           for the three months and six months ended October 24,
           1998 and October 25, 1997                                         4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended October 24, 1998 and October 25, 1997            5

           Notes to Condensed Consolidated Financial Statements            6-8

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      9-13


PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders              14

  Item 6 - Exhibits and Reports on Form 8-K                                 14

  Signatures                                                                15

Safe Harbor Statement Under The Private Securities Litigation
Reform Act Of 1995:

          This Form 10-Q for the period ended October 24, 1998 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 16, 1998, and other documents filed with the Securities and Exchange Commission. See also pages 12-13 of this Form 10-Q.

                         PART I  FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                          October 24,  April 25,
                                                             1998        1998
                                                          -----------  ---------
                                                         (unaudited)
Current assets:
   Cash and cash equivalents.............................  $ 29,727   $ 35,619
   Receivables, net......................................   105,412    106,252
   Inventory.............................................    98,689     81,810
   Prepaid expenses......................................     3,212      2,802
   Deferred taxes........................................     1,178      1,178
                                                           --------   --------
       Total current assets..............................   238,218    227,661
Property and equipment, net..............................    35,934     37,998
Intangibles, net.........................................    46,902     48,013
Other....................................................     2,755      2,701
                                                           --------   --------
       Total assets......................................  $323,809   $316,373
                                                           ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable...................................  $ 54,589   $ 60,652
      Accrued payroll expense............................     9,896     13,852
      Other accrued expenses.............................    13,897     13,426
      Income taxes payable...............................     1,061      2,009
      Bank indebtedness..................................     1,055      2,033
      Current maturities of long-term debt...............       200      2,433
                                                           --------   --------
             Total current liabilities...................    80,698     94,405
Long-term debt...........................................     2,550      2,736
Deferred taxes...........................................     2,017      2,017
                                                           --------   --------
             Total liabilities...........................    85,265     99,158

Deferred credits.........................................     6,469      6,912

Stockholders' equity:
      Preferred stock....................................       ---        ---
      Common stock.......................................       333        333
      Additional paid-in capital.........................    64,362     63,134
      Accumulated other comprehensive income.............    (3,206)    (1,624)
      Retained earnings..................................   184,923    162,797
      Note receivable from ESOP..........................   (14,337)   (14,337)
                                                           --------   --------
             Total stockholders' equity..................   232,075    210,303
                                                           --------   --------
             Total liabilities and stockholders' equity..  $323,809   $316,373
                                                           ========   ========

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended     Six Months Ended
                                                   -------------------   ------------------
                                                   Oct. 24,   Oct. 25,   Oct. 24,   Oct. 25,
                                                     1998       1997       1998       1997
                                                   --------   --------   --------   --------

Net sales........................................  $213,325   $191,635   $413,398   $371,623

Cost of sales....................................   134,401    120,887    260,883    235,009
                                                   --------   --------   --------   --------

Gross profit.....................................    78,924     70,748    152,515    136,614

Operating expenses...............................    60,248     55,059    117,596    107,592
                                                   --------   --------   --------   --------

Operating income.................................    18,676     15,689     34,919     29,022

Other income and expense:
    Amortization of deferred credits.............       221        222        443        442
    Finance income, net..........................       397        263        801        452
    Interest expense.............................      (145)      (222)      (285)      (417)
    Profit (loss) on currency exchange...........       (79)       (12)      (145)       (21)
                                                   --------   --------   --------   --------

Income before income taxes.......................    19,070     15,940     35,733     29,478

Income taxes.....................................     7,173      5,877     13,607     11,075
                                                   --------   --------   --------   --------

Net income.......................................  $ 11,897   $ 10,063   $ 22,126   $ 18,403
                                                   ========   ========   ========   ========

Earnings per share - basic and diluted ..........  $   0.36   $   0.30   $   0.66   $   0.56
                                                   ========   ========   ========   ========

Weighted average common and dilutive potential
    common shares ...............................    33,437     33,173     33,412     33,050
                                                   ========   ========   ========   ========


                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                              Six Months Ended
                                                            --------------------
                                                            Oct. 24,   Oct. 25,
                                                              1998       1997
                                                            ---------  ---------
Operating activities:
   Net income.............................................  $ 22,126    $18,403
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation.......................................     2,971      2,727
       Amortization of deferrals..........................      (443)      (442)
       Amortization of goodwill...........................     1,338      1,173
       Bad debt expense...................................       492        440
       Change in assets and liabilities, net of acquired..   (28,656)    (4,279)
                                                            --------    -------
Net cash (used) provided by operating activities..........    (2,172)    18,022

Investing activities:
   Proceeds from sale of facilities.......................     2,250        ---
   Additions to property and equipment, net...............    (3,507)    (3,187)
   Cash received from acquisitions, net...................      (343)        69
   Other..................................................       ---        (56)
                                                            --------    -------
 Net cash used in investing activities....................    (1,600)    (3,174)

Financing activities:
   Decrease in bank indebtedness..........................      (762)      (359)
   Payments and retirement of long-term debt and
     obligations under capital leases.....................    (2,216)    (2,998)
   Common stock issued, net...............................       857        634
                                                            --------    -------
Net cash used by financing activities.....................    (2,121)    (2,723)

Effect of exchange rate changes on cash...................         1        ---
                                                            --------    -------

Net (decrease) increase in cash and cash equivalents......    (5,892)    12,125

Cash and cash equivalents at beginning of period..........    35,619      9,095
                                                            --------    -------

Cash and cash equivalents at end of period................  $ 29,727    $21,220
                                                            ========    =======

                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                  (Unaudited)
                                October 24, 1998


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 24, 1998, and the results of operations and the cash flows for the periods ended October 24, 1998, and October 25, 1997. Such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended October 24, 1998, and October 25, 1997, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 25, 1998, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1998 Annual Report on Form 10-K filed on July 16, 1998. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the acquisition of Canadian Dental Supply Ltd. ("CDS") and include CDS for all periods presented. See Note 3 below.


2. The fiscal year end of the Company is the last Saturday in April. The second quarter and six months of fiscal year 1999 and 1998 represent the 13 weeks and the twenty-six weeks ended October 24, 1998 and October 25, 1997, respectively.


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

     Separate results of operations for the periods prior to the merger with CDS are as follows:

                                 Period from            Period from
                              April 27, 1997 to        July 27, 1997
                               August 26, 1997       to August 26, 1997
                             ------------------      ------------------
Net Sales
    Patterson Dental Company       $231,350               $58,039
    CDS                               8,190                 1,513
                                   --------               -------
    Total Combined                 $239,540               $59,552
                                   ========               =======

Net Income
    Patterson Dental Company        $11,292                $3,029
    CDS                                  31                   (46)
                                    -------                ------
    Total Combined                  $11,323                $2,983
                                    =======                ======

Other Changes in
 Stockholder's Equity
    Patterson Dental Company        $ 1,106                $ (154)
    CDS                                 (24)                   (2)
                                    -------                ------
    Total Combined                  $ 1,082                $ (156)
                                    =======                ======


4. On January 12, 1998 the Company declared a 3 for 2 stock split in the form of a 50% stock dividend payable February 17, 1998, to shareholders of record January 30, 1998. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the 3 for 2 stock split.

5. On February 2, 1998, the Company acquired Hill Dental Company, Inc. ("Hill") a Birmingham, Alabama based distributor of dental supplies and equipment. Each share of Hill's outstanding common stock was converted into the right to receive 9.39 shares of Company common stock subject to certain conditions. The Company issued 100,770 shares of its common stock in connection with the Hill acquisition. The results of the operations of Hill in the prior year second quarter are not material to the financial statements on a pro forma basis.

6. On July 27, 1998, the Company acquired the assets of Dentaplex, Inc. This acquisition was accounted for as a purchase and, accordingly, the net assets and operating results are included in the Company's financial statements from the date of acquisition. The results of operations of Dentaplex, Inc. are not material to the financial statements on a pro forma basis.

7. As of April 26, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This Statement establishes new rules for the display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Total comprehensive income for the three months and six months ended October 24, 1998 and October 25, 1997 is as follows:

                                             Three Months Ended      Six Months Ended
                                             -------------------   --------------------
                                             Oct. 24,   Oct. 25,    Oct. 24,   Oct. 25,
                                              1998        1997       1998        1997
                                             --------   --------   ---------   --------

Net income                                   $11,897     $10,063    $22,126    $18,403
Other comprehensive income (loss):
  Foreign currency translation adjustments      (637)       (101)    (1,582)        30
                                             -------     -------    -------    -------
Total comprehensive income                   $11,260     $ 9,962    $20,544    $18,433
                                             =======     =======    =======    =======

8. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share." All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                          Three Months Ended    Six Months Ended
                                          -------------------  ------------------
                                          Oct. 24,   Oct. 25,  Oct. 24,  Oct. 25,
                                            1998       1997      1998      1997
                                          --------   --------  --------  --------

Denominator:
  Denominator for basic earnings per
    share - weighted-average shares       33,323     33,067    33,307    32,956

  Effect of dilutive securities:
    Director Stock Option Plan                53         41        55        40
    Employee Stock Purchase Plan               5          6         5         7
    Capital Accumulation Plan                 56         59        45        47
                                          ------     ------    ------    ------

  Dilutive potential common shares           114        106       105        94

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions        33,437     33,173    33,412    33,050
                                          ======     ======    ======    ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                          Three Months Ended    Six Months Ended
                                          -------------------  ------------------
                                          Oct. 24,   Oct. 25,  Oct. 24,  Oct. 25,
                                            1998       1997      1998      1997
                                          --------   --------  --------  --------

Net sales......................            100.0%     100.0%     100.0%    100.0%
Cost of sales..................             63.0%      63.1%      63.1%     63.2%
                                           -----      -----      -----     -----

Gross profit...................             37.0%      36.9%      36.9%     36.8%
Operating expenses.............             28.2%      28.7%      28.5%     29.0%
                                           -----      -----      -----     -----

Operating income...............              8.8%       8.2%       8.4%      7.8%
Other income and expense, net..              0.1%       0.1%       0.2%      0.1%
                                           -----      -----      -----     -----

Income before income taxes.....              8.9%       8.3%       8.6%      7.9%
Income taxes...................              3.3%       3.0%       3.2%      2.9%
                                           -----      -----      -----     -----

Net income.....................              5.6%       5.3%       5.4%      5.0%
                                           =====      =====      =====     =====


QUARTER ENDED OCTOBER 24, 1998 COMPARED TO QUARTER ENDED OCTOBER 25, 1997.

               NET SALES. Net sales increased 11.3% to $213.3 million for the three months ended October 24, 1998 ("Current Quarter") from $191.6 million for the three months ended October 25, 1997 ("Prior Quarter"). Sales in the U.S. dental market increased 14.4% due to increased volume and price increases in sundry and equipment products. Sales of business forms and stationery through Colwell Systems were down 1.1% due principally to consolidation within the medical market. Canadian sales were up 1% in Canadian dollars but were down 8.6% in U.S. dollars due to an unfavorable exchange rate during the Current Quarter.

          GROSS PROFIT. Gross profit margin increased to 37.0% for the Current Quarter from 36.9% for the Prior Quarter. The 10 basis point gross margin increase was due to a combination of higher margins from U.S. dental operations and Colwell. Gross profit increased 11.6% To $78.9 million for the Current Quarter from $70.7 million for the Prior Quarter. The majority of the increase in gross profit was due to increased sales volume.

          OPERATING EXPENSES. Operating expenses increased 9.4% to $60.2 million for the Current Quarter from $55.1 million for the Prior Quarter. The increase in operating expenses was principally related to the higher sales volume. Operating expenses as a percent of sales decreased from 28.7% to 28.2% due primarily to improved operating leverage in both the U.S. and Canadian operation offset by higher fixed costs in relation to sales at Colwell.

          OPERATING INCOME. Operating income increased 19.0% to $18.7 million for the Current Quarter from $15.7 million for the Prior Quarter.
     Operating income as a percent of net sales increased to 8.8% from 8.2%, due to lower operating expenses in relation to sales and improved gross margins.

          FINANCE INCOME. Finance income, net of expenses, was $0.4 million for the Current Quarter compared to $0.3 million for the Prior Quarter. The increase in finance income was caused by higher average short term investments of cash.

          INTEREST EXPENSE. Interest expense decreased to $0.1 million for the Current Quarter from $0.2 million for the Prior Quarter. This decrease is due mainly to lower borrowings.

          INCOME TAXES. The effective income tax rate increased to 37.6% for the Current Quarter from 36.9% for the Prior Quarter. The increase in rate was caused by a loss in the Canadian operation for which no tax benefit was recorded versus a profit in the year ago quarter when a tax loss carryforward was utilized.


SIX MONTHS ENDED OCTOBER 24, 1998 COMPARED TO SIX MONTHS ENDED OCTOBER 25, 1997.

               NET SALES. Net sales increased 11.2% to $413.4 million for the six months ended October 24, 1998 ("Current Period") from $371.6 million for the six months ended October 25, 1997 ("Prior Period"). Sales in the U.S. were up 14.2% on strong equipment and to a lesser extent sundry sales. Sales in Canada were down 8.7% in U.S. dollars but were down only 1.2% in Canadian currency. Colwell sales were down $0.7 million or 2.4% due to soft medial sales. EagleSoft sales increased $3.1 million versus the Prior Period which included only four months of operating results for EagleSoft.

          GROSS PROFIT. Gross profit margin increased to 36.9% for the Current Period from 36.8% for the Prior Period due to the increase in higher margin sales at Eaglesoft. Gross profit increased 11.6% to $ 152.5 million for the Current Period from $136.6 million for the Prior Period. The increase in gross profit was due primarily to the increase in sales.

          OPERATING EXPENSES. Operating expenses increased 9.3% to $117.6 million for the Current Period from $107.6 million for the Prior Period. The majority of the increase in operating expenses was related to increased sales. Operating expenses as a percent of sales have decreased from 29.0% in the Prior Period to 28.5% in the Current Period. Expenses in relation to sales declined in the U.S., Canada and EagleSoft but increased at Colwell due primarily to increased advertising spending.

          OPERATING INCOME. Operating income increased 20.3% to $34.9 million for the Current Period from $ 29.0 million for the Prior Period. As a percent of net sales, operating income increased to 8.4% in the Current Period from 7.8% reported in the Prior Period due principally to lower operating expenses as a percent of sales.

          FINANCE INCOME. Finance income, net of expenses, was $0.8 million for the Current Period compared to $0.5 million for the Prior Period. Finance income increased $0.3 million due primarily to higher short term investment of cash.

          INTEREST EXPENSE. Interest expense decreased to $0.3 million for the Current Period from $0.4 million for the Prior Period. This decrease is due primarily to lower borrowings.

          INCOME TAXES. The effective income tax rate increased to 38.1% for the Current Period from 37.6% for the Prior Period. This increase was caused by an increase in the Canadian operating loss for which no tax benefit was recorded.


LIQUIDITY AND CAPITAL RESOURCES

     Available liquid resources at October 24, 1998 consisted of $29.7 million cash and cash equivalents and $29 million available under bank lines. Inventory increased $16.9 million from the beginning of the fiscal year due to increased forward buying.  Accounts receivable declined $0.8 million
     and days sales outstanding decreased from 45 to 44 Days.   The Company
     believes that cash and cash equivalents and the remainder of its credit lines are sufficient to meet any existing and presently anticipated needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.


IMPACT OF YEAR 2000

     The Year 2000 issue is the result of the wide spread use of computer programs which were written using two digits rather than four to define the applicable year in performing computations or decision-making functions. The Company has completed its assessment of its major information technology and technology reliant operating systems, including its internal accounting, general ledger, billing, inventory and accounts payable systems. The Company anticipates that all necessary modifications or replacements of existing systems, including testing of these systems, will be completed by April 30, 1999. The Company is also assessing the need for modifications or replacements of existing hardware, particularly personal computers, and is approximately 80% complete with this assessment phase. The Company anticipates that remediation and testing of existing hardware will be completed by April 30, 1999. The Company has been implementing the necessary modifications and replacements of its operating systems in the ordinary course of its business over the last four years and believes the incremental costs to complete this program will not be material.

     The Company is in the process of querying its significant suppliers of products and services to determine the impact on the Company if such suppliers fail to convert their computer systems. The Company has not yet completed its assessment of the impact on the Company if such significant suppliers fail to convert their systems.

     The risk to the Company if significant product vendors fail to convert their computer systems and, as a result, are unable to ship products to the Company in a timely manner after the year 2000 is that the Company may not be able to offer such products to its customers and will be able to offer only replacement products, if available. The Company generally has more than one source of supply for almost all categories of products it sells. The risks to the Company if significant service providers fail to timely convert their computer systems may include, in the case of vital utility services, the inability of a branch office or distribution center to operate. In such an event, the Company does have the ability to shift its distribution and branch office operations to other distribution centers and branches within its system. The Year 2000 efforts of third parties are ultimately beyond the company's control. Notwithstanding the Company's efforts to substitute products or shift distribution or branch operations, the inability of significant suppliers of products and services to complete their Year 2000 resolution process in a timely fashion could materially adversely affect the Company. The amount of lost revenue and impact on the Company can not be reasonably estimated at this time.

     The Company currently has no contingency plans in place in the event all phases of the Year 2000 program are not completed or significant suppliers of products and services fail to complete their Year 2000 resolution process. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

     The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the failure of significant suppliers of products and services to the company to resolve their own Year 2000 issues could materially adversely affect the Company. In addition, disruptions in the economy generally as a result of Year 2000 issues could also materially adversely affect the Company.

     The foregoing discussion regarding Year 2000, including the discussion of the timing and effectiveness of the Company's Year 2000 remediation efforts, contains forward-looking statements which are based on management's best estimates derived using assumptions and information considered reasonable. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the company's ability to locate and correct all relevant Year 2000 computer code and the ability of significant suppliers of products and services to effectively address the Year 2000 issue. Such material differences could result in business disruption, operational problems, and similar risks.


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

      - The ability of the Company and its suppliers to upgrade their computer systems to adequately address the Year 2000 issue.

                           PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         a) The Company's Annual Meeting of Shareholders was held on September 14, 1998.

      c)(1) The shareholders voted for two director nominees, Peter L. Frechette and David K. Beeken, for a three year term. 29,981,651 shares were voted for Mr. Frechette and 313,868 shares withheld authority. 30,043,542 shares were voted for Mr. Beeken and 251,977 shares withheld authority. There were no abstentions and no broker non-votes.

        (2) The shareholders voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 24, 1999. The vote was 30,264,806 shares for, 4,016 shares against and 26,697 abstentions. There were no broker non-votes.

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


                                    PATTERSON DENTAL COMPANY
                                    (Registrant)

Dated: December 4, 1998.

                                By:    /s/  Ronald E. Ezerski
                                    -------------------------------
                                    Ronald E. Ezerski
                                    Executive Vice President, Treasurer and
                                      Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)