Form 10-Q
period 1999-01-23
PATTERSON DENTAL CO
filed 1999-03-09
CIK 891024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period ended January 23, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                   _X_    Yes          ___    No


Patterson Dental Company has outstanding 33,638,101 shares of common stock as of March 8, 1999.

                            PATTERSON DENTAL COMPANY

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements                                            3-8

             Condensed Consolidated Balance Sheets as of
             January 23, 1999 and April 25, 1998                               3

             Condensed Consolidated Statements of Income for the three months
             and nine months ended January 23, 1999 and January 24, 1998       4

             Condensed Consolidated Statements of Cash Flows for the nine
             months ended January 23, 1999 and January 24, 1998                5

             Notes to Condensed Consolidated Financial
             Statements                                                      6-8

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9-13


PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K                                 14

    Signatures                                                                15


Safe Harbor Statement Under The Private Securities Litigation
-------------------------------------------------------------
Reform Act Of 1995:
-------------------

        This Form 10-Q for the period ended January 23, 1999 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 16, 1998, and other documents filed with the Securities and Exchange Commission.
See also pages 12-13 of this Form 10-Q.

                          PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                       January 23,    April 25,
                                                          1999          1998
                                                        ---------    ---------
                                                       (unaudited)
Current assets:
      Cash and cash equivalents .....................   $  34,782    $  35,619
      Receivables, net ..............................     121,775      106,252
      Inventory .....................................      97,268       81,810
      Prepaid expenses ..............................       3,469        2,802
      Deferred taxes ................................       1,178        1,178
                                                        ---------    ---------
           Total current assets .....................     258,472      227,661
Property and equipment, net .........................      36,306       37,998
Intangibles, net ....................................      46,653       48,013
Other ...............................................       2,503        2,701
                                                        ---------    ---------
           Total assets .............................   $ 343,934    $ 316,373
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ..............................   $  57,640    $  60,652
      Accrued payroll expense .......................      12,156       13,852
      Other accrued expenses ........................      13,305       13,426
      Income taxes payable ..........................       1,148        2,009
      Bank indebtedness .............................       1,204        2,033
      Current maturities of long-term debt ..........         217        2,433
                                                        ---------    ---------
           Total current liabilities ................      85,670       94,405
Long-term debt ......................................       1,547        2,736
Deferred taxes ......................................       2,017        2,017
                                                        ---------    ---------
           Total liabilities ........................      89,234       99,158

Deferred credits ....................................       6,248        6,912

Stockholders' equity:
      Preferred stock ...............................        --           --
      Common stock ..................................         334          333
      Additional paid-in capital ....................      66,654       63,134
      Accumulated other comprehensive income ........      (2,870)      (1,624)
      Retained earnings .............................     198,671      162,797
      Note receivable from ESOP .....................     (14,337)     (14,337)
                                                        ---------    ---------
           Total stockholders' equity ...............     248,452      210,303
                                                        ---------    ---------
           Total liabilities and stockholders' equity   $ 343,934    $ 316,373
                                                        =========    =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                            Three Months Ended         Nine Months Ended
                                            ------------------         -----------------
                                           Jan. 23,     Jan. 24,     Jan. 23,     Jan. 24,
                                             1999         1998         1999         1998
                                          ---------    ---------    ---------    ---------
Net sales .............................   $ 230,176    $ 195,540    $ 643,574    $ 567,163

Cost of sales .........................     144,335      122,204      405,218      357,213
                                          ---------    ---------    ---------    ---------

Gross profit ..........................      85,841       73,336      238,356      209,950

Operating expenses ....................      64,343       56,242      181,939      163,834
                                          ---------    ---------    ---------    ---------


Operating income ......................      21,498       17,094       56,417       46,116

Other income and expense:
    Amortization of deferred credits ..         222          222          665          664
    Finance income, net ...............         462          334        1,263          786
    Interest expense ..................        (113)        (126)        (398)        (543)
    Profit (loss) on currency exchange           (9)         (60)        (154)         (81)
                                          ---------    ---------    ---------    ---------

Income before income taxes ............      22,060       17,464       57,793       46,942

Income taxes ..........................       8,312        6,666       21,919       17,741
                                          ---------    ---------    ---------    ---------

Net income ............................   $  13,748    $  10,798    $  35,874    $  29,201
                                          =========    =========    =========    =========

Earnings per share - basic ............   $    0.41    $    0.33    $    1.08    $    0.88
                                          =========    =========    =========    =========

Earnings per share - diluted ..........   $    0.41    $    0.33    $    1.07    $    0.88
                                          =========    =========    =========    =========


Weighted average basic shares .........      33,360       33,104       33,325       33,005
                                          =========    =========    =========    =========

Weighted average and dilutive potential
common shares .........................      33,472       33,210       33,432       33,104
                                          =========    =========    =========    =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                -----------------
                                                               Jan. 23,    Jan. 24,
                                                                 1999        1998
                                                               --------    --------
Operating activities:
      Net income ...........................................   $ 35,874    $ 29,201
      Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation ....................................      4,505       4,212
           Amortization of deferrals .......................       (664)       (664)
           Amortization of goodwill ........................      2,011       1,762
           Bad debt expense ................................        755         731
           Change in assets and liabilities, net of acquired    (39,151)       (244)
                                                               --------    --------
Net cash (used) provided by operating activities ...........      3,330      34,998

Investing activities:
      Proceeds from sale of facilities .....................      2,250        --
      Additions to property and equipment, net .............     (5,331)     (4,832)
      Cash (used) received from acquisitions, net ..........       (344)         69
      Other ................................................       --           (25)
                                                               --------    --------
 Net cash used in investing activities .....................     (3,425)     (4,788)

Financing activities:
      Decrease in bank indebtedness ........................       (632)     (2,853)
      Payments and retirement of long-term debt and
        obligations under capital leases ...................     (3,232)     (3,826)
      Common stock issued, net .............................      3,151       2,353
                                                               --------    --------
Net cash used by financing activities ......................       (713)     (4,326)

Effect of exchange rate changes on cash ....................        (29)       (273)
                                                               --------    --------

Net (decrease) increase in cash and cash equivalents .......       (837)     25,611

Cash and cash equivalents at beginning of period ...........     35,619       9,095
                                                               --------    --------

Cash and cash equivalents at end of period .................   $ 34,782    $ 34,706
                                                               ========    ========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                January 23, 1999


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 23, 1999, and the results of operations and the cash flows for the periods ended January 23, 1999, and January 24, 1998. Such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended January 23, 1999, and January 24, 1998, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 25, 1998, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1998 Annual Report on Form 10-K filed on July 16, 1998. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the acquisition of Canadian Dental Supply Ltd. ("CDS") and include CDS for all periods presented. See Note 3 below.


2. The fiscal year end of the Company is the last Saturday in April. The third quarter and nine months of fiscal year 1999 and 1998 represent the 13 weeks and the thirty-nine weeks ended January 23, 1999 and January 24, 1998, respectively.


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

        Separate results of operations for the periods prior to the merger with CDS are as follows:


                                                           Period from
                                                        April 27, 1997 to
                                                         August 26, 1997
        Net Sales                                       -----------------
        ---------
               Patterson Dental Company                    $  231,350
               CDS
                                                                8,190
                                                           ----------
               Total Combined                              $  239,540
                                                           ==========
        Net Income
        ----------
               Patterson Dental Company                    $   11,292
               CDS
                                                                   31
                                                           ----------
               Total Combined                              $   11,323
                                                           ==========


        Other Changes in Stockholder's Equity
        -------------------------------------
               Patterson Dental Company                    $    1,106
               CDS
                                                                  (24)
                                                           ----------
               Total Combined                              $    1,082
                                                           ==========

4. On January 12, 1998 the Company declared a 3 for 2 stock split in the form of a 50% stock dividend payable February 17, 1998, to shareholders of record January 30, 1998. The accompanying financial statements and Management's Discussion and Analysis give retroactive effect to the 3 for 2 stock split.

5. On February 2, 1998, the Company acquired Hill Dental Company, Inc. ("Hill") a Birmingham, Alabama based distributor of dental supplies and equipment in a transaction accounted for as a purchase. Each share of Hill's outstanding common stock was converted into the right to receive 9.39 shares of Company common stock subject to certain conditions. The Company issued 100,770 shares of its common stock in connection with the Hill acquisition. The results of the operations of Hill prior to the acquisition date were not material to the financial statements on a pro forma basis.

6. On July 27, 1998, the Company acquired the assets of Dentaplex, Inc. This acquisition was accounted for as a purchase and, accordingly, the net assets and operating results are included in the Company's financial statements from the date of acquisition. The results of operations of Dentaplex, Inc. are not material to the financial statements on a pro forma basis.

7. On February 5, 1999, after the end of the quarter, the Company acquired Professional Business Systems, Inc. ("PBS") a Roselle, Illinois based manufacturer and distributor of filing systems and other practice management systems. The acquisition will be accounted for as a pooling of interests and will not be material to the financial statements on a pro forma basis.

8. As of April 26, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This Statement establishes new rules for the display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Total comprehensive income for the three months and nine months ended January 23, 1999 and January 24, 1998 is as follows:

                                            Three Months Ended    Nine Months Ended
                                            ------------------    -----------------
                                            Jan. 23,   Jan. 24,   Jan. 23,  Jan. 24,
                                               1999      1998       1999      1998
                                               ----      ----       ----      ----
Net income                                  $ 13,748  $  10,798  $ 35,874  $  29,201
Other comprehensive income (loss):
  Foreign currency translation adjustments       336       (969)   (1,246)      (939)
                                            --------  ---------  --------  ---------
Total comprehensive income                  $ 14,084  $   9,829  $ 34,628  $  28,262
                                            ========  =========  ========  =========

9. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                            Three Months Ended    Nine Months Ended
                                            ------------------    -----------------
                                            Jan. 23,   Jan. 24,   Jan. 23,  Jan. 24,
                                               1999      1998       1999      1998
                                               ----      ----       ----      ----
Denominator:
  Denominator for basic earnings per
    share - weighted-average shares           33,360    33,104     33,325    33,005

  Effect of dilutive securities:
    Director Stock Option Plan                    60        50         57        43
    Employee Stock Purchase Plan                   5         6          5         7
    Capital Accumulation Plan                     47        50         45        49
                                              ------    ------     ------    ------

  Dilutive potential common shares               112       106        107        99

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions            33,472    33,210     33,432     33,104
                                              ======    ======     ======     ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                            Three Months Ended    Nine Months Ended
                                            ------------------    -----------------
                                            Jan. 23,   Jan. 24,   Jan. 23,  Jan. 24,
                                               1999      1998       1999      1998
                                               ----      ----       ----      ----

Net sales ..........................          100.0%    100.0%     100.0%    100.0%
Cost of sales ......................           62.7%     62.5%      63.0%     63.0%
                                             -------   -------    -------   -------

Gross profit .......................           37.3%     37.5%      37.0%     37.0%
Operating expenses .................           28.0%     28.8%      28.3%     28.9%
                                             -------   -------    -------   -------

Operating income ...................            9.3%      8.7%       8.7%      8.1%
Other income and expense, net.......            0.3%      0.2%       0.3%      0.2%
                                             -------   -------    -------   -------

Income before income taxes .........            9.6%      8.9%       9.0%      8.3%
Income taxes .......................            3.6%      3.4%       3.4%      3.2%
                                             -------   -------    -------   -------

Net income .........................            6.0%      5.5%       5.6%      5.1%
                                             =======   =======    =======   =======

QUARTER ENDED JANUARY 23, 1999 COMPARED TO QUARTER ENDED JANUARY 24, 1998.

                Net Sales. Net sales increased 17.7% to $ 230.2 million for the three months ended January 23, 1999 ("Current Quarter") from $ 195.5 million for the three months ended January 24, 1998 ("Prior Quarter"). Sales in our U.S. dental market increased 21.2% resulting from contributions from a larger sales force, a special short-term equipment financing offer and acquisitions. Sales of sundries in the U.S. increased 19.8% due primarily to increased volume. Equipment sales increased 27.3%. Sales of business forms and stationery through Colwell Systems were up 4.5% due to growth in sales to dental customers and to a lesser extent medical customers. Canadian sales were up 4.0% in Canadian dollars but were down 3.7% in U.S. dollars due to an unfavorable exchange rate during the Current Quarter. Software sales increased 16.6%.

                Gross Profit. Gross margin decreased to 37.3% for the Current Quarter from 37.5% for the Prior Quarter. The decline in gross margin was primarily caused by the shift in sales mix to a greater concentration of equipment sales which generally carry a lower gross margin than sundries, and higher raw material costs at Colwell. Gross profit increased 17.1% to $85.8 million for the Current Quarter from $73.3 million for the Prior Quarter. The majority of the increase in gross profit was due to increased sales volume.

               Operating Expenses. Operating expenses increased 14.4% to $64.3 million for the Current Quarter from $56.2 million for the Prior Quarter. The increase in operating expenses was principally related to increased variable costs related to the higher sales volume. Operating expenses as a percent of sales decreased to 28.0% for the Current Quarter from 28.8% in the Prior Quarter due primarily to improved operating leverage in both the U.S and Canadian operation offset by higher operating costs in relation to sales at Colwell and EagleSoft.

               Operating Income. Operating income increased 25.8% to $21.5 million for the Current Quarter from $17.1 million for the Prior Quarter. Operating income as a percent of net sales increased to 9.3% from 8.7%, due to lower operating expenses in relation to sales.

               Finance Income. Finance income, net of expenses, was $0.5 million for the Current Quarter compared to $0.3 million for the Prior Quarter. The increase in finance income was caused by higher average short-term investments of cash.

               Income Taxes. The effective income tax rate decreased to 37.7% for the Current Quarter from 38.2% for the Prior Quarter. The decrease in rate was caused by a reduced loss in the Canadian operation for the Current Quarter versus the Prior Quarter. No tax benefit has been recorded for the losses.


NINE MONTHS ENDED JANUARY 23, 1999 COMPARED TO NINE MONTHS ENDED JANUARY 24,
1998.

                Net Sales. Net sales increased 13.5% to $643.6 million for the nine months ended January 23, 1999 ("Current Period") from $567.2 million for the nine months ended January 24, 1998 ("Prior Period"). Sales in the U.S. dental business were up 16.7% on strong equipment and to a lesser extent sundry sales. Sales in Canada were down 7.1% in U.S. dollars but were up 0.4% in Canadian currency. Colwell sales were essentially flat with the Prior Period. EagleSoft sales increased $3.5 million versus the Prior Period which included only seven months of operating results for EagleSoft.

                Gross Profit. Gross margin, at 37.0%, remained the same comparing the two periods. Gross profit increased 13.5% to $ 238.4 million for the Current Period from $ 210.0 million for the Prior Period. The increase in gross profit was due primarily to the increase in sales.

                Operating Expenses. Operating expenses increased 11.0% to $
        181.9 million for the Current Period from $ 163.8 million for the Prior Period. The majority of the increase in operating expenses was variable costs related to increased sales. Operating expenses as a percent of sales have decreased from 28.9% in the Prior Period to 28.3% in the Current Period. Expenses in relation to sales declined in the U.S. and Canada but increased at Colwell and EagleSoft due primarily to increased marketing costs.

                Operating Income. Operating income increased 22.3% to $ 56.4 million for the Current Period from $ 46.1 million for the Prior Period. As a percent of net sales, operating income increased to 8.7% in the Current Period from 8.1% reported in the Prior Period due principally to lower operating expenses as a percent of sales.

                Finance Income. Finance income, net of expenses, was $1.3 million for the Current Period compared to $0.8 million for the Prior Period. Finance income increased $0.5 million due primarily to higher short-term investments of cash.

                Interest Expense. Interest expense decreased to $0.4 million for the Current Period from $0.5 million for the Prior Period. This decrease is due primarily to lower borrowings.

                Income Taxes. The effective income tax rate remained essentially the same.


LIQUIDITY AND CAPITAL RESOURCES

        Available liquid resources at January 23, 1999 consisted of $34.8 million cash and cash equivalents and $30.6 million available under existing bank lines. Inventory increased $ 15.5 million from the beginning of the fiscal year to support the acceleration in sales growth and increased forward buying to take advantage of supplier discounts. Accounts receivable increased $15.5 million and days sales outstanding increased from 42 to 48 days. This increase was the result of a special calendar year-end equipment financing offer that increased receivables $
        23.9 million. The Company believes that cash and cash equivalents and the remainder of its credit lines are sufficient to meet any existing and presently anticipated cash needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.


IMPACT OF YEAR 2000

        The Year 2000 issue is the result of the wide spread use of computer programs which were written using two digits rather than four to define the applicable year in performing computations or decision-making functions. The Company has completed its assessment of its major information technology and technology reliant operating systems, including its internal accounting, general ledger, billing, inventory and accounts payable systems. The Company anticipates that all necessary modifications or replacements of existing systems, including testing of these systems, will be completed by April 30, 1999. The Company has assessed the need for modifications or replacements of existing hardware, particularly personal computers, and has completed this assessment phase. The Company anticipates that remediation and testing of existing hardware will be completed by April 30, 1999. The Company has been implementing the necessary modifications and replacements of its operating systems in the ordinary course of its business over the last four years and believes the incremental costs to complete this program will not be material.

        The Company is in the process of querying its significant suppliers of products and services to determine the impact on the Company if such suppliers fail to convert their computer systems. The Company has not yet completed its assessment of the impact on the Company if such significant suppliers fail to convert their systems.

        The risk to the Company if significant product vendors fail to convert their computer systems and, as a result, are unable to ship products to the Company in a timely manner after the year 2000 is that the Company may not be able to offer such products to its customers and will be able to offer only replacement products, if available. The Company generally has more than one source of supply for almost all categories of products it sells. The risks to the Company if significant service providers fail to timely convert their computer systems may include, in the case of vital utility services, the inability of a branch office or distribution center to operate. In such an event, the Company does have the ability to shift its distribution and branch office operations to other distribution centers and branches within its system. The Year 2000 efforts of third parties are ultimately beyond the Company's control. However, notwithstanding the Company's efforts to substitute products or shift distribution or branch operations, the inability of significant suppliers of products and services to complete their Year 2000 resolution process in a timely fashion could materially adversely affect the Company. The amount of lost revenue and impact on the Company can not be reasonably estimated at this time.

        The Company currently has no contingency plans in place in the event all phases of the Year 2000 program are not completed or significant suppliers of products and services fail to complete their Year 2000 resolution process. The Company is in the process of evaluating whether such a plan is necessary.

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

        o Reduced growth in expenditures for dental services by private dental insurance plans.

        o Accuracy of the Company's assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive dental services such as periodontic, endodontic and orthodontic procedures.

        o The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

        o The effects of health care reform, increasing emphasis on controlling health care costs and legislation or regulation of health care pricing, all of which may affect the ability of dentists to obtain reimbursement for use of new and state-of-the-art procedures and technologies.

        o The amount and growth of the Company's selling, general and administrative expenses.

        o The effects of, and changes in, U.S. and world social and economic conditions, monetary and fiscal conditions, laws and regulations, other activities of governments, agencies and similar organizations, trade policies and taxes, import and other charges, inflation and monetary fluctuations; the ability or inability of the Company to obtain or hedge against foreign currencies, foreign exchange rates and fluctuations in those rates.

        o Ability of the Company to retain its base of customers and to increase its market share.

        o The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

        o Changes in economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

        o The Company's ability to meet increased competition from national, regional and local full-service distributors and mail-order distributors of dental products, while maintaining current or improved profit margins.

        o Continued ability of the company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

        o The ability of the Company and its suppliers to upgrade their computer systems to adequately address the Year 2000 issue.

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


                                           PATTERSON DENTAL COMPANY
                                           (Registrant)

Dated:  March 8, 1998.

                                     By:    /s/  Ronald E. Ezerski
                                            -----------------------------------
                                            Ronald E. Ezerski
                                            Executive Vice President, Treasurer
                                             and Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)