Form 10-K405
period 1999-04-24
PATTERSON DENTAL CO
filed 1999-07-19
CIK 891024

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 24, 1999
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No___
                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of July 14, 1999 was approximately $863,761,039.

As of July 14, 1999, there were 33,660,333 shares of Common Stock of the registrant issued and outstanding.

                      Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

          Document Incorporated                   Part of Form 10-K
          ---------------------                   -----------------

     Proxy Statement for 1999 Annual                  Part III
        Meeting of Shareholders

                                FORM 10-K INDEX

                                                                                                               Page
PART I     ..................................................................................................     2
           Item 1.    BUSINESS...............................................................................     2
           Item 2.    PROPERTIES.............................................................................    10
           Item 3.    LEGAL PROCEEDINGS......................................................................    10
           Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................    11

PART II    ..................................................................................................    11
           Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...................    11
           Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA...................................................    12
           Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..    12
           Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................    18
           Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................    18
           Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...    32

PART III   ..................................................................................................    32
           Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................    32
           Item 11.   EXECUTIVE COMPENSATION.................................................................    32
           Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................    32
           Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................    32

PART IV    ..................................................................................................    33
           Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................    33

SIGNATURES...................................................................................................    35

SCHEDULE II..................................................................................................    36

INDEX TO EXHIBITS............................................................................................    37

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

General

         Patterson Dental Company ("Patterson" or the "Company") distributes dental supplies and equipment in the United States and Canada. The Company currently supplies a full line of over 82,500 products to dentists, dental laboratories and institutions. These products include supplies such as x-ray film and solutions, impression materials and restorative materials, hand instruments and sterilization and protective products and equipment such as x-ray machines, handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company's product line includes approximately 2,000 private-label products sold under the Patterson name. Patterson also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Patterson also provides a variety of printed products and office supplies to office-based healthcare providers including medical and dental offices, and Windows(R) based practice management software for dental offices. Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Direct Dental Supply Co.; Patterson Dental Canada, Inc.; Patterson Dental Supply, Inc.

         The Company markets its dental products and services through over 900 direct sales representatives and equipment specialists who operate through 92 sales offices in the United States and Canada. The Company processes an average of more than 10,000 customer orders each business day using a computerized order processing network that links the Company's sales offices and 10 distribution centers. The Company estimates that 97% of its consumable goods orders are shipped complete within 24 hours. To support its marketing efforts and facilitate order entry, Patterson publishes a catalog containing approximately 15,000 dental products; a semiannual publication, Patterson Today, featuring dental equipment; and periodic direct mail advertisements highlighting popular and specially priced items. Customers may order through a sales representative or directly from the Company by mail, telephone or electronically through various media, including the internet.

         In May 1985, a holding company formed by the Company's management and certain investors purchased the Company's predecessor, then a Delaware corporation, from a subsidiary of The Beatrice Companies, Inc. Following the acquisition, management implemented strategies to enhance profitability through improving operating efficiency and the quality and breadth of customer service. The Company instituted a computerized order processing network, improved inventory tracking and other management information systems, introduced centralized purchasing, and reduced the number of distribution locations in the U.S. from 56 to 8. Management also enhanced revenue growth through internal expansion and strategic acquisitions, including the 1987 acquisition of the third largest U.S. distributor of dental products, the 1993 acquisition of the second largest distributor of dental products in Canada and the October 1996 acquisition of Colwell Systems, a direct marketer of stationery and office products to healthcare providers, and other dental distributors. As a result of implementing these strategies, net sales increased from $165.8 million for fiscal 1986 to $878.8 million for fiscal 1999, operating margins increased every year since fiscal 1985 and profitability increased from an operating loss for fiscal 1986 to operating income of $77.5 million for fiscal 1999.

Industry Background

         Total expenditures for dental services in the United States increased from $13.3 billion in 1980 to over $53 billion in 1998. Domestic dental care expenditures are projected by the Health Care Financing Administration to grow 6% annually reaching $95 billion by the year 2007. The Company believes that the demand for dental services and dental equipment and supplies will continue to be influenced by the following factors:

 .    Demographics. The U.S. population grew from 235.1 million in 1980 to 272 million in 1998, and is expected to reach 290 million by 2007. The median age of the population is also increasing and Patterson believes that older dental patients spend more on a per capita basis for dental services.

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

 .    Coverage by dental plans. An increasing percentage of dental services are being funded by private dental insurance. The Health Care Financing Administration statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 50% of the over $53 billion in total expenditures for 1998 as compared to approximately 30% of the $13.3 billion in total expenditures for 1980.

         See, "Factors That May Affect Future Operating Results."
         ---

         According to the American Dental Association, there are over 150,000 dentists practicing in the United States in approximately 113,000 dental practices, representing a fragmented, geographically diverse market. Dental supplies and equipment are purchased by dentists from full-service dental distributors such as Patterson, through mail order distributors, or, as to certain products, directly from manufacturers. Full-service distributors typically employ a sales force to make calls on dental offices and to provide quick response time, personal attention and product knowledge. With the introduction of new products and technologies, dentists are demanding more sophisticated, personalized service from distributors of dental products. The Company believes that it is well positioned to compete as a full-service distributor of dental products, based primarily on its qualified and motivated sales force, experienced service technicians, broad range of products and services, accurate and timely delivery, strategic location of sales offices and distribution centers, and competitive pricing.

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

         Using Technology to Enhance Customer Service. The Company's computerized, remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Remote Order Entry (REMO(TM), introduced in 1987 and the Windows(R) based version (REMO(TM)ware) introduced in 1998, give customers direct and immediate ordering access through a personal computer to a database containing Patterson's complete inventory. In September 1991, the Company began offering customers PDXpress(R), a hand held order entry system that eliminates handwritten order forms by permitting a user to scan a product bar code from an inventory tag system or from Patterson's bar-coded catalog. PassPort Plus(TM) is a smart phone which incorporates automated ordering and bar code scanning with credit card processing. REMO(TM), REMO(TM)ware, PDXpress(R) and PassPort Plus(TM) are provided at no additional charge to customers who maintain certain minimum purchase requirements. The Company recently introduced a new system, REMOTMnet, which allows customers to access the online ordering system, as well as their order history and other inventory management reports, via the Internet. In addition, by utilizing technologies such as computer-aided design (CAD), Patterson is able to provide faster generation and revision of dental office blueprints and a more effective dental office design presentation.

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

         Growing through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental products distribution industry. Over the past twelve years the Company has made the following acquisitions:

         Dental distribution acquisitions in the United States

         . In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 1999, Patterson acquired the customer base and certain assets of smaller dental dealers in Boston; Portland, Maine; Memphis; Salt Lake City; the Washington, D.C. area; Raleigh, North Carolina; Akron, Ohio; St. Louis; Erie (Pa.), Kansas City, Omaha, Youngstown, San Antonio and the Tampa-Orlando-Miami area. In addition, Patterson also expanded by opening additional sales offices and hiring established sales representatives in Baltimore; Tulsa; Charlotte, North Carolina; and Greenville, Columbia and Charleston, South Carolina. In fiscal 1998 the Company acquired Hill Dental Company, Inc. with locations in Atlanta, Georgia; Birmingham and Mobile, Alabama; New Orleans, Louisiana; Jackson, Mississippi; Houston and San Antonio, Texas; and Memphis, Tennessee. This past year the Company acquired Dentaplex, Inc. located in the Detroit metropolitan area and J&S Dental Supply Co., Inc. of Hollywood, Florida. Subsequent to year-end, the Company acquired Barr Dental Supply, Inc. of Medford, Oregon.

         Dental distribution acquisitions in Canada

         . In October 1993, the Company completed the acquisition of Healthco
           International, Inc.'s Canadian subsidiary, Healthco Canada, Inc. Now known as Patterson Dental Canada, Inc., this subsidiary, which the Company believes is one of the two largest full service dental products distributors in Canada, employs approximately 440 people, 115 of whom are sales representatives. Patterson Dental Canada, Inc. has eleven sales offices throughout Canada, including its headquarters facility in Montreal, which also serves as a distribution center. In August 1997, the Company acquired Canadian Dental Supply Ltd. which expanded the Company's market share in British Columbia, Alberta, Saskatchewan and Ontario. As a result of the acquisition, a new distribution center was added in Edmonton, Alberta to service the western provinces.

         Printed office products acquisitions

         . In October 1996, the Company acquired the Colwell Systems division of
           Deluxe Corporation. Colwell Systems produces and sells a variety of products used in medical and dental offices including appointment books, insurance and billing forms, stationery, envelopes, business cards, reminder cards, file folders, labels and other office supply products. Colwell Systems, which employs approximately 562 people, has two facilities in Champaign, Illinois; a production facility which produces custom printed products, and a distribution facility which houses the telemarketing operations and ships orders for stock items. In February 1999, the Company acquired Professional Business Systems, Inc. (PBS), Colwell's largest supplier, to expand production capacity and gain a commissioned sales force to service the medical market. PBS manufactures and distributes from its headquarters in Roselle, Illinois and has sales offices in Massachusetts, Missouri and California.

         Software acquisitions

         . In July 1997, the Company acquired EagleSoft, Inc., a developer and marketer of Windows(R) based practice management software for dental offices. EagleSoft employs approximately 116 people and is headquartered in Effingham, Illinois.

         The Company has operations in the U.S. and Canada and conducts business in one segment, dental distribution. This segment, which is comprised of the Company's dental supply, printed office products and software groups, distributes consumable supplies, equipment, services and software primarily to dental professionals in the U.S. and Canada. Approximately half of the printed office products are sold to non-dental healthcare practitioners.

Products

Dental Supply Products

         Patterson distributes approximately 82,500 dental products categorized as supplies, equipment and other. The following table shows the approximate percentages of net sales contributed by sales category for the last three fiscal years:

                                                                    1999        1998         1997
                                                                    ----        ----         ----
Dental & Office Supplies....................................         64%         64%         63%

Equipment...................................................         27          27          27

Other.......................................................          9           9          10
                                                                    ---         ---         ---

         Total..............................................        100%        100%        100%
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

         Equipment. Patterson offers a wide range of dental equipment including x-ray machines, high and low speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company also distributes various high-productivity products including CEREC 29(TM), a chair side restoration system, air abrasion systems, digital x-rays, the Welch Allyn Reveal(R) intra oral camera, and the Triangle Sterilization Center. Patterson estimates that approximately 90% of its equipment sales are made to established dentists, dental laboratories and institutions and that the remainder are made to dentists and dental clinics establishing new practices. Most of the equipment sold by Patterson is custom-ordered.

         Other. Patterson also offers repair parts and labor as well as teeth for use in dentures and software.

Printed Office Products

         The Company provides a variety of printed products, office filing supplies, and practice management systems to office-based healthcare providers including medical and dental offices. Products include custom printed products, insurance and billing forms, stationery, envelopes and business cards, labels, file folders, appointment books and other stock office supply products. Products are sold through three channels:

         . The Company's dental distribution sales force, . catalogs distributed to over 160,000 customers several times a year, . and a dedicated office products sales organization, acquired with
           PBS.

         All three channels are supported by a telemarketing staff located in Champaign, Illinois. Orders are received by telephone, through the mail or electronically from the dental distribution order processing system.

         The business operates from two facilities located in Champaign, Illinois, and one each in Roselle, Illinois, Marlboro, Massachusetts, Jefferson City, Missouri and San Diego, California. The largest facility is an 86,200 square foot printing plant located in Champaign specializing in short-run printing and custom printed products. The other facility in Champaign serves as its distribution center for its stock items, the call center for its telemarketing group and administrative offices. The Roselle facility is a 32,000 square foot building that houses printing, assembly, distribution and sales operations. The Marlboro, Jefferson City, and San Diego facilities are sales offices with limited distribution and product assembly capabilities. The printed office products business employs a total of 562 people.

         Principal competition includes two other national direct marketers of forms and office supplies to the healthcare market, local printing companies and local and national chain office supply stores.

Software Products

         The Company develops and markets practice management software for dental professionals. Products include software for scheduling, billing, charting and storage/retrieval of digital images, service agreements and electronic claims processing. The business is based in Effingham, Illinois and has a total of 116 employees.

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

         Equipment Financing. The Company arranges financing for qualified purchasers of equipment. The Company sells its retail installment contracts to a third party or, alternatively, arranges financing or leasing through a third party. In fiscal 1999, the Company originated over $76 million of equipment finance contracts.

         Equipment leasing is provided by BA Credit Corp., a unit of BankAmerica, pursuant to an agreement entered into in July 1993. Applications for financing originated by the Company are reviewed by BA Credit Corp. which upon approval may purchase the equipment and lease it to the customer or purchase an installment sale contract from the Company without recourse.

         In April 1996, the Company entered into a Contract Purchase Agreement with U.S. Bank National Association, under which U.S. Bank National Association committed to purchase from the Company, on a limited recourse basis, the Company's installment sale contracts secured by dental equipment. The Company continues to service the accounts. As of April 1999, the combined Contract Purchase Agreement and unsecured revolving credit agreement with U.S. Bank National Association and two additional banks allows for a maximum credit line of $85 million. As of April 24, 1999, contracts with an outstanding principal balance of $77 million had been sold under the Contract Purchase Agreement. The Company had no outstanding borrowings under the Revolving Credit Agreement

Sales and Marketing

         During fiscal 1999, Patterson sold dental products to over 90,000 customers who made one or more purchases of supplies during the year. Patterson's customers include dentists, dental laboratories and institutions. No single customer accounted for more than 1% of sales during fiscal 1999, and Patterson is not dependent on any single customer or geographic group of customers.

         Due to the fragmented nature of the dental products market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. As of April 24, 1999, Patterson employed approximately 935 trained dental sales representatives, 138 of whom were equipment specialists. Each representative works within an assigned sales territory from one of 92 sales offices under the supervision of a branch sales manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some representatives receiving a base salary and commission.

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

         The Company believes that its computerized order entry systems, REMO(TM), REMO(TM)ware, REMO(TM)net, PDXpress(R) and PassPort Plus(TM) help to establish relationships with new customers and increase loyalty among existing customers. Patterson provides these systems at no additional cost to customers who maintain certain minimum purchase requirements.

Distribution

         Patterson ships its dental supplies from 10 distribution centers. The Company's 92 dental sales offices in the United States and Canada are configured with display areas where the latest dental equipment can be demonstrated. Equipment inventory is also staged at sales offices before delivery to dental offices for installation.

         Orders can be placed by telephone or electronically 24 hours a day, seven days a week. All orders are routed through the Company's computerized ordering, shipping and inventory management system, which is linked to each of the Company's distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs shipment of the item from another center. Purchasing is centralized and inventory levels are managed by the purchasing department using a real-time perpetual inventory system. Each order is printed out in the shipping department of the appropriate distribution center, where employees pick and pack the order. All orders are checked for accuracy before shipment by common carrier. The Company estimates that 97% of its consumable goods orders are shipped complete within 24 hours.

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

Sources of Supply

         The Company obtains dental products from approximately 1,100 vendors. In fiscal 1999, the Company's top 10 vendors and single largest vendor accounted for approximately 45% and 12%, respectively, of the cost of products sold. There is more than one source of supply for almost all of the categories of products sold by the Company.

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

Trademarks

         Patterson has registered with the United States Patent and Trademark Office the marks "Patterson" and "PDXpress." The Company believes that the Patterson mark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company.

Employees

         As of April 24, 1999, the Company employed 3,623 people in the United States and Canada on a full-time basis, consisting of 986 sales representatives, 131 telemarketing employees, 721 service technicians, 465 distribution employees, 229 manufacturing employees, and 1,091 general and administrative employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson's employees is subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

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

Executive Officers of the Registrant

         Set forth below are the names, ages and positions of the executive officers of the Company.

           Peter L. Frechette              61        President and Director - Patterson Dental Company
           Ronald E. Ezerski               53        Executive Vice President, Treasurer and Director - Patterson Dental
                                                     Company
           James W. Wiltz                  54        Vice President - Patterson Dental Company and President - Patterson
                                                     Dental Supply, Inc.
           Mary H. Baglien                 56        Vice President, Human Resources - Patterson Dental Company
           John V. Dodd                    62        Vice President, Management Information Systems - Patterson Dental
                                                     Company
           Gary D. Johnson                 52        Vice President - Patterson Dental Supply, Inc.
           R. Reed Saunders                51        Vice President - Patterson Dental Supply, Inc.
           Normand Senecal                 54        President - Patterson Dental Canada, Inc.
           Brian S. Watson                 39        Vice President - Patterson Dental Supply, Inc.

          On July 1, 1999 Mr. Ezerski resigned as Executive Vice President and Treasurer effective July 31, 1999. R. Stephen Armstrong, 48, was elected to the positions of Executive Vice President and Treasurer effective July 31, 1999.

          The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company's officers is employed pursuant to a written employment contract

Background of Executive Officers

          Peter L. Frechette has been President and Chief Executive Officer of the Company since September 1982 and has been a director of Patterson since March 1983. Prior to joining Patterson, Mr. Frechette was employed by American Hospital Supply Corporation for 18 years, the last seven of which he served as president of its Scientific Products Division. Mr. Frechette holds an MBA degree from Northwestern University and a BS degree in economics from the University of Wisconsin.

           Ronald E. Ezerski has been Vice President and Chief Financial Officer of the Company since December 1982 and was President of its subsidiary, Dental Capital Corporation, from December 1982 until October 1988 when it was merged into the Company. In 1997 Mr. Ezerski became Executive Vice President of the Company. Mr. Ezerski resigned as Executive Vice President, Treasurer and Chief Financial Officer effective July 31, 1999. Mr. Ezerski has been a director of Patterson since March 1983. Mr. Ezerski holds a BS degree in accounting from DePaul University and is a certified public accountant.

          R. Stephen Armstrong was elected Executive Vice President, Treasurer and Chief Financial Officer of the Company effective July 31, 1999 to replace Mr. Ezerski. Mr. Armstrong has been a Senior Assurance Partner with Ernst & Young LLP since 1986. Ernst & Young LLP is currently the Company's independent public accountants. Mr. Armstrong holds a BS degree from St. John's University and is a certified public accountant.

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

          Mary H. Baglien joined Patterson Dental Company in November of 1977 as Sales Training Director. In 1981 Ms. Baglien became Director of Human Resources and continued in that capacity until June of 1998 when she was named Vice President of Human Resources. Ms. Baglien holds an MA degree from Bowling Green State University and a BA from Carthage College.

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

          Brian S. Watson has been Vice President, Marketing of Patterson Dental Supply, Inc. since October 1996. Mr. Watson joined the Company in May 1982. During his career with the Company, Mr. Watson has served in various sales and management capacities. Mr. Watson holds a BS degree in Marketing from Indiana University.

2. PROPERTIES

         The following table summarizes Patterson's properties as of April 24, 1999:

                                                                        Number       Total Square      Cost Per
                                                                    of Properties       Footage      Square Foot
                                                                    -------------    ------------    -----------
                        Leased facilities
                          Branch sales offices                           93             496,887         $ 6.86
                          Distribution centers                            4             113,110           4.82
                          Combined sales & distribution                   2              70,068           6.30
                          Software support                                1              11,715          11.37
                                                                        ---            --------         ------
                                 Total leased                           100             691,780         $ 6.62

                        Owned facilities
                          Distribution centers                            4             208,000
                          Combined sales & distribution                   2              98,000
                          Corporate office                                1              50,800
                          Printing plant                                  1              82,600
                                                                        ---            --------
                                   Total owned                            8             439,400
                                                                        ---            --------

                                    Total                               108           1,131,180
                                                                        ===           =========

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

3. LEGAL PROCEEDINGS

         The Company has been involved in various product related and employment related legal proceedings arising in the ordinary course of business. Some of these proceedings involve product liability claims arising out of the use of dental products manufactured by third parties and distributed by the Company. The Company believes that if any such product liability cases are determined in favor of the claimants, the manufacturers of such products would have primary responsibility for any damages because Patterson is a distributor of finished goods manufactured by third parties. In the event a manufacturer of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company could have liability for the entire judgement.

         Among the product liability cases in which the Company is a defendant, thirteen involve claims by healthcare workers claiming damages from allergic reactions to exposure to latex gloves distributed by the Company. In each of these cases the Company acted as a distributor of "Patterson" private label gloves manufactured by third parties, as well as gloves bearing the brand names of other suppliers. In each of these cases the Company intends to seek indemnification from or assert claims against the glove manufacturers pending completion of product identification.

         Since May 1985 the Company has maintained product liability insurance coverage for any potential liability for claims arising out of products sold by the Company. The Company believes that any liabilities which might result from pending cases and claims relating to events occurring after May 1985 would be adequately covered by such insurance and that any unfavorable results in such cases would not have a material adverse effect on the Company's business or financial condition. With respect to claims relating to events occurring prior to May 1985, the agreement providing for the acquisition of Patterson from The Beatrice Companies, Inc. provides that Beatrice and its successors are obligated to indemnify the Company for losses exceeding a litigation reserve established at the time of the acquisition plus $200,000. The successor to Beatrice has not been asked to indemnify the Company regarding any pending cases and has not contested its obligation to indemnify the Company. Although the Company has insurance coverage for product liability claims relating to events occurring after May 1985 and may be entitled to indemnification from third parties under certain circumstances, any additional litigation could have a material adverse effect on the Company's business or financial condition in the future.


4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the three-month period ended April 24, 1999.


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

             Fiscal 1998
                First Quarter...............................      $ 24.33      $ 20.58
                Second Quarter..............................      $ 28.08      $ 22.50
                Third Quarter...............................      $ 31.83      $ 23.92
                Fourth Quarter..............................      $ 32.67      $ 28.13

                                                                  High          Low
                                                                  ----          ---
             Fiscal 1999
                First Quarter...............................      $ 39.50      $ 29.00
                Second Quarter..............................      $ 39.25      $ 29.50
                Third Quarter...............................      $ 46.38      $ 36.63
                Fourth Quarter..............................      $ 45.75      $ 33.13

         On July 14, 1999, the number of holders of record of Common Stock was 2,282. The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, NA, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (612) 450-4064.

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

Recent Sales of Unregistered Securities

         On February 5, 1999 the Company issued 214,317 shares of common stock to two persons who were the shareholders of Professional Business Systems, Inc. ("PBS"), an Illinois corporation, which was acquired by merger with the Company's subsidiary.

No underwriters were involved and no underwriting compensation was paid to any person. The shares were issued in a transaction not involving a public offering and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D, Rule 506. The securities issued to the stockholders of PBS contained restrictive legends and are restricted as to transfer, subject to compliance with applicable registration requirements under the Act. The Company furnished to the stockholders of PBS material information concerning the Company, including the information specified in Rule 502 of Regulation D. These shares were registered under the Act for resale on May 28, 1999.

6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (In thousands, except per share amounts)

                                                                                   Fiscal Year Ended
                                                        ------------------------------------------------------------------------
                                                         April 24,       April 25,      April 26,       April 27,      April 29,
                                                           1999            1998          1997(2)         1996(2)        1995(2)
                                                        -----------    -----------    -----------     -----------    -----------
Statement of Operations Data:
-----------------------------
Net sales                                                 $ 878,773       $778,169     $  687,895       $ 606,983      $ 558,648
Cost of sales                                               552,937        488,279        440,262         392,091        358,868
                                                        -----------    -----------    -----------     -----------    -----------
Gross profit                                                325,836        289,890        247,633         214,892        199,780
Operating expenses                                          248,364        225,508        196,448         170,958        160,501
                                                        -----------    -----------    -----------     -----------    -----------
Operating income                                             77,472         64,382         51,185          43,934         39,279
Other income (expense) - net                                  2,239          1,324          1,119           1,711            946
                                                        -----------    -----------    -----------     -----------    -----------
Income before income taxes                                   79,711         65,706         52,304          45,645         40,225
Income taxes                                                 29,815         24,937         19,687          16,997         15,396
                                                        -----------    -----------    -----------     -----------    -----------
Net income                                                $  49,896       $ 40,769     $   32,617       $  28,648      $  24,829
                                                        ===========    ============   ===========     ===========    ===========

Earnings per share - diluted/(1)/                         $    1.49       $   1.23     $     1.00       $    0.86      $    0.75
                                                        -----------    -----------    -----------     -----------    -----------
Weighted  average dilutive potential
   shares outstanding (1)                                    33,496         33,163         32,689          32,477         32,400
                                                        -----------    -----------    -----------     -----------    -----------
Dividends per common share                                       --             --             --              --             --

Balance Sheet Data:
-------------------
Working capital                                           $ 187,952       $133,256     $   96,893       $ 114,883      $  90,392
Total assets                                                373,250        316,373        255,311         212,973        179,307
Total debt                                                    2,097          7,202         10,792          10,681          9,664
Stockholders' equity                                        265,199        210,303        163,662         127,852         97,555


     (1) Amounts are adjusted for three-for-two stock split on January 12, 1998. See Note 1, "Earnings per Share," to the Consolidated Financial Statements.
     (2) Consolidated results have been restated to include the operations of Canadian Dental Supply, Ltd. acquired in August 1997, and accounted for as a pooling-of-interests. See Note 2, "Acquisitions," of the Consolidated Financial Statements.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Patterson has established certain operating goals which call for increasing sales four percentage points greater than the average industry growth rate, and achieving double-digit net income growth. The Company exceeded these goals in fiscal year 1999, reporting a 12.9% increase in sales, a 22.4% increase in net income, and a 50 basis point expansion in net margin versus fiscal 1998.

         Over the recent five-year period, sales have grown 12.3% and net income advanced 20.3% compounded annually. Net income over the five years benefited from cost controls that reduced operating expenses in relation to sales to 28.3% of sales in fiscal 1999 versus 28.7% in fiscal 1995, and improved gross profit margin that was 37.1% in fiscal 1999 compared with 35.8% in fiscal 1995.

         The Company's effective strategy for growth focused on the acquisition of smaller dental distributors to achieve a broader customer base and expanded direct sales representation. The acquisition strategy also featured the addition of complementary product lines, such as supplies and forms for the dentist's front office, and practice management software. Over the last five years, Patterson completed 11 acquisitions of companies with annual sales of $143 million and gained a total of 109 sales representatives. The number of direct sales representatives has increased 36% since 1995, and sales per direct sales representative have increased more then 18%, evidencing the effectiveness of the Company's strategies.

         The Company operates in one segment, dental distribution. The Company distributes consumable supplies, equipment, printed office products, services and software primarily to dental professionals in the U.S. and Canada.

Results of Operations

         The following table summarizes the results of operations over the past three fiscal years as a percent of sales:

                                                                 1999              1998           1997
                                                               -------           -------        -------
           Net sales                                            100.0%            100.0%         100.0%
           Cost of sales                                         62.9%             62.7%          64.0%
                                                              --------          --------       --------
           Gross profit                                          37.1%             37.3%          36.0%
           Operating expenses                                    28.3%             29.0%          28.6%
                                                              --------          --------       --------
           Operating income                                       8.8%              8.3%           7.4%
           Other income                                           0.3%               .1%            .2%
                                                              --------          --------       --------
           Income before taxes                                    9.1%              8.4%           7.6%
           Income taxes                                           3.4%              3.2%           2.9%
                                                              --------          --------       --------
           Net income                                             5.7%              5.2%           4.7%
                                                              ========          ========       ========

Fiscal 1999 Compared to Fiscal 1998

         Net Sales. Net sales for fiscal 1999 increased 12.9% or $100.6 million to $878.8 million from $778.2 in fiscal 1998. Expansion in customer base, an increase in the number of sales representatives and acquisitions were the primary factors that drove the increase. The number of dental customers that purchased supplies increased 12,000 or 15% in fiscal 1999, while the average amount of consumables sold to these customers remained approximately the same at $5,400 in comparison to fiscal 1998. The number of sales representatives in North America increased 100 from 886 reported at the end of last year to 986 at the end of fiscal 1999. Acquisitions, including Hill Dental Company which was acquired in the fourth quarter of fiscal 1998, contributed approximately $19 million or 19% to the increase. Sales mix remained consistent with prior year levels. Sales of dental products and services, which represents 92% of sales, increased $92.5 million or 13% reflecting strong demand for both sundries and equipment in the U.S. dental market. Sales of printed office products, which represent 7% of sales, increased $3.9 million or 7% as a result of marketing these products through the dental sales force and the introduction of new products. Software, at 1% of sales, increased 68% in response to strong demand for Windows(R) based software products and support services.

         Gross Profit. Gross profit increased 12.4% to $325.8 million for fiscal 1999 compared to $289.9 million for fiscal 1998 due to increased sales volume. Gross margin decreased to 37.1% in fiscal 1999 versus 37.3% reported last year due primarily to a reduction in dental equipment gross margins in the U.S. and Canada.

         Operating Expenses. Operating expenses increased 10.1% to $248.4 million for fiscal 1999 versus $225.5 million for fiscal 1998. Operating expenses as a percent of sales decreased to 28.3% in fiscal 1999 from 29.0% in fiscal 1998. The reduction of operating expenses in proportion to sales occurred in the U.S. and Canadian operations where operating expenses as a percent of sales declined due to improved operating leverage.

         Operating Income. Operating income increased 20.3% to $77.5 million in fiscal 1999 from $64.4 million in fiscal 1998. As a percent of net sales, operating income increased to 8.8% in fiscal 1999 from 8.3% in fiscal 1998 due principally to improved operating leverage in the U.S. and Canada.

         Other Income. Other income was $2.2 million in fiscal 1999, up $0.9 million from the $1.3 million reported last year. Finance income and interest earned on short-term investments increased $0.8 million and interest expense declined $0.1 million from prior year levels.

         Income Taxes. The effective tax rate was 37.4% for fiscal 1999 down slightly from 38.0% reported in fiscal 1998 due to $1.0 million reduction in the loss in Canada where no net tax benefit was recognized.

         Net Income. Net income increased $9.1 million, or 22.4%, to $49.9 million in fiscal 1999 versus $40.8 million in the prior year. Net margin increased one-half percentage point to 5.7% of sales in fiscal 1999 due primarily to improved operating leverage.

Fiscal 1998 Compared to Fiscal 1997

         Net Sales. Net sales for fiscal 1998 increased 13.1% or $90.3 million to $ 778.2 million from $687.9 million in fiscal 1997 due to contributions from newly acquired businesses and increased demand for dental supplies and equipment. Colwell, which was acquired in the second quarter of fiscal year 1997, and accounted for as a purchase, affects the year-to-year comparisons as only seven months of sales for the operation are included in prior year results versus a full twelve months in the current year. Excluding the impact of Colwell, sales were up 10.8%. EagleSoft, acquired July 1997 in a pooling transaction, and Hill Dental Company, purchased in February 1998, contributed approximately $11 million to the increase. Dental products and services represented 92% of sales in fiscal 1998 versus 95% in fiscal 1997, and printed office products accounted for 7% of sales in fiscal 1998 versus 5% in the prior year due to having only seven months of results in the prior year. Software represented 1% of sales and was new in fiscal 1998. The number of dental practitioners who purchased consumable dental supplies from Patterson grew 6% increasing from 74,000 in fiscal 1997 to 78,500 in fiscal 1998, while at the same time, average sales per customer increased 8% to $5,400 from $5,000 reported last year. The Company had 886 sales representatives throughout the U.S. and Canada at the end of fiscal 1998 versus 786 reported at the end of the prior year. Sales of high-technology products such as the CEREC 2(TM), air abrasion systems and digital imaging products, continue to drive the growth of equipment sales.

         Gross Profit. Gross profit grew 17.1% to $289.9 million for fiscal 1998 compared to $247.6 million for fiscal 1997 due to a combination of increased sales volume and higher margins. Gross margin increased to 37.3% in fiscal 1998 versus 36.0% reported last year reflecting greater contribution from printed office product lines and software, which have higher gross margins than the dental products and services and higher margins in the U.S. dental products. Excluding printed office products and software, margins in dental products and services were up 50 basis points over last year.

         Operating Expenses. Operating expenses grew 14.8% to $225.5 million for fiscal 1998 versus $196.4 million for fiscal 1997. Operating expenses as a percent of sales increased to 29.0% in fiscal 1998 from 28.6% in fiscal 1997 due to higher operating expenses in the software and printed office products product lines where expenses were higher as a percent of sales. Operating expenses in relation to sales in dental products and services were down 10 basis points from prior year levels.

         Operating Income. Operating income increased to $64.4 million or 8.3% of sales in fiscal 1998. This represented a 25.8% increase from $51.2 million or 7.4% of sales reported in fiscal 1997. Operating margins improved slightly reflecting the higher margin contribution from acquisitions, and improved operating margins, brought on by increased prices and lower operating expenses in relation to sales in dental products and services.

         Other Income. Other income was $1.3 million in fiscal 1998 compared to $1.1 million in fiscal 1997. Interest costs were lower due to a reduction in borrowing levels in fiscal year 1998.

         Income Taxes. The effective tax rate was 38.0% for fiscal 1998 up slightly from 37.6% reported in fiscal 1997 due to an increase in the loss in Canada, for which no net tax benefit was recognized.

         Net Income. Net income grew $8.2 million, or 25%, to $40.8 million in fiscal 1998. The net margin increased from 4.7% of sales in fiscal 1997 to 5.2% of sales in fiscal 1998 due to increased gross margin.

Liquidity and Capital Resources

         The following table summarizes certain balance sheet items as a percent of total assets.

                                                 April 24,             April 25,
                                                   1999                  1998
                                                 --------              --------
         Total assets                             100.0%                100.0%
         Current assets                            76.8%                 72.0%
         Current liabilities                       26.4%                 29.8%
         Long-term debt                             0.6%                  0.9%
         Stockholders' equity                      71.1%                 66.5%

         Patterson's operating cash flow which generally parallels net earnings continued to grow reflecting higher profitability and improved productivity in the use of working capital. Available liquid resources at April 24, 1999 consisted of $78.7 million cash and cash equivalents and $8 million available under existing bank lines, as amended on April 30, 1999.

         Working capital increased $54.7 million during fiscal 1999 to $188.0 million at April 24, 1999. Cash and cash equivalents increased $43.1 million reflecting cash generated from operating activities of $51.6 million offset by $6.2 million used in investing activities and $2.3 million used in financing activities, principally the repayment of debt. Non-cash related working capital increased $ 11.6 million or 11.8% in response to an 12.9% increase in sales in fiscal 1999 versus fiscal 1998. Liquidity as measured by the current ratio at the end of fiscal year 1999 increased to 2.9 to 1 from 2.4 to 1 reported last year.

         Capital expenditures net of dispositions were $7.1 million in fiscal 1999 versus $6 million in fiscal 1998.

         One of the acquisitions in fiscal year 1999 was made using common shares and two were made using cash. All of the acquisitions in fiscal 1998 were made using common shares.

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

Asset Management

         The following table summarizes the Company's days sales outstanding
(DSO), inventory turnover, and sales per employee over the past three fiscal years:

                                                          1999         1998         1997
                                                          ----         ----         ----
         Days sales outstanding                             43           45           46
         Inventory turnover (1)                            6.0          7.2          7.4
         Sales per employee (000's)                       $243         $242         $223

         (1) The inventory values used in this calculation are the LIFO inventory values for U.S. dental inventories and the FIFO inventory value for Canadian and Colwell inventories.

         The inventory balance increased $ 9.9 million to $ 91.7 million at the end of fiscal 1999 from $81.8 million at the end of fiscal 1998. The increase was due primarily to purchases made in anticipation of increased demand in the first quarter of fiscal 2000.

Effect of Inflation

         Inflation has not had a significant effect on the Company's operations and the Company believes that supplier price increases can be passed on to its customers.

Impact of Year 2000

         The Year 2000 issue is the result of the widespread use of computer programs which were written using two digits rather than four to define the applicable year in performing computations or decision-making functions. The Company has completed its assessment of its major information technology and technology reliant operating systems, including its internal accounting, general ledger, billing, inventory and accounts payable systems. Necessary modifications or replacements of existing systems, including testing of these systems, have been substantially completed. The Company anticipates that the remaining remediation and testing of these systems will be completed by September 30, 1999. The Company has also assessed the need for modifications or replacements of existing hardware, particularly personal computers, and has completed this assessment phase. The remediation and testing of existing hardware has been completed. As a result, the Company believes that substantially all critical business systems and hardware are Year 2000 compliant. The Company has been implementing the necessary modifications and replacements of its operating systems in the ordinary course of its business over the last four years and believes the incremental costs to complete this program were less than $200,000. Over the past four years the Company has invested approximately $500,000 in new systems.

         The Company is also dependent on its vendors to supply the products it sells and on service providers, including transportation providers and utilities. The Company has sought assurances from its significant suppliers of products and services to determine the impact on the Company if such suppliers fail to convert their computer systems. While many of the Company's significant suppliers have assured the Company that their systems are currently Year 2000 compliant, or will be made Year 2000 compliant prior to December 31, 1999, the Company has not yet received such assurances from a sufficient number of its product suppliers to enable the Company to complete its assessment of the impact on the Company if a substantial number of significant suppliers fail to convert their systems.

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

         The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the failure of significant suppliers of products and services to the Company to resolve their own Year 2000 issues could materially adversely affect the Company. In addition, disruptions in the economy generally as a result of Year 2000 issues also could materially adversely affect the Company.

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

Factors That May Affect Future Operating Results

         Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K include forward-looking statements. Words such as "believes," "expects," "plans," "estimates" and variations of such words are intended to identify such forward-looking statements. The statements are not guaranties of future performance and are subject to certain risks, uncertainties or assumptions that are difficult to predict: therefore, the Company cautions shareholders and prospective investors that the following important factors, among others, could in the future affect the Company's actual operating results which could differ materially from those expressed in any forward-looking statements. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

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

         . Future operating results of the Company's printed office products group depends upon its ability to attract and retain customers by offering quick response time and innovative products that meet industry reporting standards. Cost of paper stock represents over half the cost of its paper and printed products, future operating results may be subject to fluctuations in paper prices. The introduction of computer-based technologies into the management of health care practices may affect future demand for printed products.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

         The Company has operations in Canada which it considers to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company has experienced negative translation adjustments of $0.6 million and $0.7 million in 1999 and 1998, respectively, which were reflected in the balance sheet as an adjustment to stockholders' equity. The cumulative translation adjustment at the end of 1999 showed a negative translation adjustment of $2.2 million.

         The Company purchases a portion of the products it sells from suppliers located in countries other than where the products are sold. The risk of transaction gains and losses from changes in the Company's foreign exchange position is not material as a majority of these purchases are denominated in the functional currency.


8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Patterson Dental Company

         We have audited the accompanying consolidated balance sheets of Patterson Dental Company as of April 24, 1999 and April 25, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 24, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Dental Company at April 24, 1999 and April 25, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 24, 1999, in conformity with generally accepted accounting principles.

                                                 /s/ Ernst & Young LLP

Minneapolis, Minnesota
May 20, 1999

                           PATTERSON DENTAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                                                  April 24,        April 25,
ASSETS:                                                                                             1999             1998
                                                                                                -----------      -----------
Current assets:
  Cash and cash equivalents..............................................................       $   78,746       $   35,619
  Receivables, net of allowance for doubtful accounts of $4,096 and $3,954
      at April 24, 1999 and April 25, 1998, respectively.................................          112,521          106,252
  Inventory..............................................................................           91,722           81,810
  Prepaid expenses and other current assets..............................................            3,655            3,980
                                                                                                ----------       ----------
Total current assets.....................................................................          286,644          227,661
Property and equipment, net..............................................................           37,018           37,998
Intangibles, net.........................................................................           46,867           48,013
Other....................................................................................            2,721            2,701
                                                                                                ----------       ----------
    Total assets.........................................................................       $  373,250       $  316,373
                                                                                                ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable.......................................................................       $   67,213       $   60,652
  Accrued payroll expense................................................................           14,342           13,852
  Other accrued expenses.................................................................           16,556           13,426
  Bank indebtedness......................................................................               --            2,033
  Income taxes payable...................................................................              166            2,009
  Current maturities of long-term debt...................................................              415            2,433
                                                                                                ----------       ----------
    Total current liabilities............................................................           98,692           94,405
Long-term debt...........................................................................            1,682            2,736
Deferred taxes...........................................................................            1,650            2,017
                                                                                                ----------       ----------
    Total liabilities....................................................................          102,024           99,158
Deferred credits.........................................................................            6,027            6,912
Stockholders' equity:
    Preferred Stock Series A, $.01 par value, $11.20 per share liquidation value:
       Authorized shares - 10,000,000....................................................               --               --
    Preferred Stock, $.01 par value:
       Authorized shares - 20,000,000....................................................               --               --
    Common Stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares - 33,649,313 and 33,282,493 at
       April 24, 1999, and April 25, 1998, respectively..................................              336              333
Additional paid-in capital...............................................................           66,992           63,134
Retained earnings........................................................................          213,761          162,797
Accumulated other comprehensive loss.....................................................           (2,222)          (1,624)
Note receivable from ESOP................................................................          (13,668)         (14,337)
                                                                                                ----------       ----------
    Total stockholders' equity...........................................................          265,199          210,303
                                                                                                ----------       ----------
    Total liabilities and stockholders' equity...........................................       $  373,250       $  316,373
                                                                                                ==========       ==========

                           See accompanying notes

                           PATTERSON DENTAL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                                                                              Fiscal Years  Ended
                                                              -------------------------------------------------
                                                               April 24,            April 25,         April 26,
                                                                 1999                 1998              1997
                                                              ----------          ----------         ----------
Net sales..............................................       $ 878,773           $  778,169         $ 687,895

Cost of sales..........................................         552,937              488,279           440,262
                                                              ----------          ----------         ----------

Gross profit...........................................         325,836              289,890           247,633

Operating expenses.....................................         248,364              225,508           196,448
                                                              ----------          ----------         ----------

Operating income.......................................          77,472               64,382            51,185

Other income and expense:
         Amortization of deferred credits..............             885                  885               885
         Finance income, net ..........................           2,012                1,188             1,289
         Interest expense..............................            (517)                (670)           (1,021)
         Loss on currency exchange.....................            (141)                 (79)              (34)
                                                              ----------          ----------         ----------

Income before income taxes.............................          79,711               65,706            52,304

Income taxes...........................................          29,815               24,937            19,687
                                                              ----------          ----------         ----------

Net income.............................................       $  49,896           $   40,769         $  32,617
                                                              ==========          ==========         ==========

Earnings per share -- basic and diluted................       $    1.49           $     1.23         $    1.00
                                                              ==========          ==========         ==========

Weighted average and dilutive potential
   shares outstanding..................................          33,496               33,163            32,689
                                                              ==========          ==========         ==========

                             See accompanying notes

                           PATTERSON DENTAL COMPANY
                           CONSOLIDATED STATEMENT OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in thousands)

                                                                       Accumulated
                                     Preferred            Additional    Compre-                   Note
                                       Stock     Common    Paid-in      hensive    Retained     Receivable
                                     Series A     Stock    Capital       loss      Earnings     from ESOP     Total
                                   ------------------------------------------------------------------------------------
Balance at April 27, 1996........  $  21,885    $  178    $ 32,382   $   (411)   $  89,718     $ (15,900)    $  127,852

Change in translation adjustment.         --        --          --       (488)          --            --          (488)
Net income.......................         --        --          --         --       32,617            --         32,617
                                                                                                             ----------
Comprehensive income.............                                                                                32,129

Preferred shares exchanged
     for common or cash -
     ESOP redemptions............    (21,885)       39      21,846         --           --            --             --
Common stock issued, net.........         --         1       1,901         --           --            --          1,902
Cash payments received on note
    receivable from ESOP.........         --        --          --         --           --           831            831
Pooling-of-interests -Thau Nolde.         --         1          39         --          908            --            948
                                   ---------    ------    --------   --------    ---------     ---------     ----------
Balance at April 26, 1997.......   $       0    $  219    $ 56,168   $   (899)   $ 123,243     $ (15,069)    $  163,662

Change in translation adjustment.         --        --          --       (725)          --            --          (725)
Net income.......................         --        --          --          --      40,769            --         40,769
                                                                                                             ----------
Comprehensive income.............                                                                                40,044

Common stock issued, net.........         --        --       2,796          --          --            --          2,796
Stock split (3 for 2)............         --       111          --          --        (130)           --            (19)
Cash payments received on note
    receivable from ESOP.........         --        --          --          --          --           732            732
Pooling-of-interests - EagleSoft          --         2       1,710          --      (1,085)           --            627
Stock issued for acquisition.....         --         1       2,460          --          --            --          2,461
                                   ---------    ------    --------   --------    ---------     ---------     ----------
Balance at April 25, 1998........  $       0    $  333    $ 63,134   $ (1,624)   $ 162,797     $ (14,337)       210,303
Change in translation adjustment.         --        --          --       (598)          --            --           (598)
Net income.......................         --        --          --         --       49,896            --         49,896
                                                                                                             ----------
Comprehensive income.............                                                                                49,298

Common stock issued, net.........         --         1       3,689         --           --            --          3,690
Cash payments received on note
    receivable from ESOP.........         --        --          --         --           --           669            669
Pooling-of-interests - PBS.......         --         2       (202)         --        1,068            --            868
Stock issued for acquisition.....         --        --        371          --           --            --            371
                                   ---------    ------    --------   --------    ---------     ---------     ----------
Balance at April 24, 1999........  $       0    $4 336    $ 66,992   $ (2,222)   $ 213,761     $ (13,668)    $  265,199
                                   =========    ======    ========   ========    =========     =========     ==========

                            See accompanying notes

                           PATTERSON DENTAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                                           Year Ended
                                                                         -----------------------------------------------
                                                                           April 24,        April 25,         April 26,
                                                                             1999             1998              1997
                                                                         -----------------------------------------------
Operating activities:
  Net income.............................................................    $49,896          $40,769          $32,617
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.......................................................      6,366            5,924            4,942
      Amortization of deferrals..........................................       (885)            (885)            (885)
      Amortization of goodwill...........................................      2,716            2,423            1,339
      Bad debt expense...................................................      1,148            1,092              356
      Deferred taxes.....................................................       (367)             655              (75)
      Change in assets and liabilities net of acquired:
       Increase in receivables...........................................     (6,364)          (8,706)          (7,176)
       Increase in inventory.............................................     (9,212)         (13,983)          (7,879)
       Increase in accounts payable......................................      6,127            7,479            2,785
       Increase in accrued liabilities...................................      3,216            5,341            1,735
       Other changes from operating activities, net......................     (1,028)          (1,113)          (1,383)
                                                                             -------         --------          -------
  Net cash provided by operating activities..............................     51,613           38,996           26,376

Investing activities:
   Proceeds from sale of facility........................................      2,215               --               --
  Additions to property and equipment, net...............................     (7,088)          (5,962)          (5,010)
  Acquisitions...........................................................     (1,280)             231          (61,171)
                                                                             -------         --------         --------
  Net cash used in investing activities..................................     (6,153)          (5,731)         (66,181)

Financing activities:
  Payments and retirement of long-term debt and
    obligations under capital leases.....................................     (4,825)          (8,169)            (334)
  Increase (decrease) in revolving credit agreement......................     (1,850)          (1,707)             501
  Cash payments received on note receivable from ESOP....................        669              732              831
  Common stock issued, net...............................................      3,690            2,730            1,902
                                                                             -------         --------         --------
  Net cash (used in) provided by financing activities....................     (2,316)          (6,414)           2,900
  Effect of exchange rate changes on cash................................        (17)            (327)             (56)
                                                                             -------         --------         --------
  Net increase (decrease) in cash and cash equivalents...................     43,127           26,524          (36,961)
  Cash and cash equivalents at beginning of period.......................     35,619            9,095           46,056
                                                                             -------         --------         --------
  Cash and cash equivalents at end of period.............................    $78,746          $35,619         $  9,095
                                                                             =======         ========         ========

Supplemental disclosures:
  Income taxes paid......................................................    $32,062          $23,811         $ 20,229
  Interest paid..........................................................        575              646            1,024
  Exchange of preferred shares into common stock.........................         --               --           21,885

                            See accompanying notes

                           PATTERSON DENTAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 24, 1999
               (Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

         The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries Patterson Dental Supply, Inc., Direct Dental Supply Co. and Patterson Dental Canada, Inc. All significant intercompany transactions have been eliminated in consolidation.

Description of Business

         The Company is one of the largest providers of dental equipment, supplies and services to dentists, institutional customers and dental laboratories in North America, operating from 108 locations with approximately 3,600 employees. The Company distributes approximately 82,500 dental products from over 1,100 manufacturers, offering specialty items and services including the Patterson private label line of dental items. In addition, the Company produces and sells printed office products and software applications for dental offices.

Fiscal Year End

         The fiscal year end for the Company is the last Saturday in April.

Revenue Recognition

         The Company recognizes revenues as products are shipped and as services are rendered to the customer.

Cash and Cash Equivalents

         Cash equivalents consist of investments in money market funds. These investments are classified as available for sale and cost approximates fair value.

Inventory

         Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for domestic dental inventories and the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO represent 80% of total inventories at both April 24, 1999 and April 25, 1998.

         The accumulated LIFO provision was $13,991 at April 24, 1999 and $12,131 at April 25, 1998. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

         Accumulated amortization at April 24, 1999 and April 25, 1998 was $6,829 and $3,844, respectively. The Company employs the undiscounted cash flow method of assessment for these assets when factors indicating an impairment are present.

Advertising

         The Company expenses all advertising and promotional costs as incurred except for certain catalog costs which are capitalized and amortized over future periods based upon estimates of revenue to be generated. Total advertising and promotional expenses were $9,224, $8,573, and $4,274 for 1999, 1998 and 1997, respectively.

Income Taxes

         The liability method is used to account for income tax expense. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Long-Lived Assets

         Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. The Company has determined that no long-lived assets have been impaired.

Stockholders' Equity

         On January 12, 1998 the Company declared a three for two stock split in the form of a 50% stock dividend payable February 17, 1998 to shareholders of record January 30, 1998. All references in the financial statements and related notes to weighted average shares outstanding, share issuances, related prices and per share amounts have been restated to reflect the split.

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share. There were no adjustments to the numerator.

                                                                                  1999              1998           1997
                                                                                --------          --------       --------
Denominator:
       Denominator for basic earnings per
          share - weighted-average shares                                         33,396            33,070         32,618
       Effect of dilutive securities:
          Stock Option Plans                                                          57                68             48
          Employee Stock Purchase Plan                                                 5                 7              6
          Capital Accumulation Plan                                                   38                18             17
                                                                               ---------         ---------       --------

       Dilutive potential common shares                                              100                93             71
                                                                               ---------         ---------       --------

       Denominator for diluted earnings per
          share - adjusted weighted-average
          shares                                                                  33,496            33,163         32,689
                                                                               =========         =========       ========

Comprehensive Income

         In 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' investment, to be included in other comprehensive income. The adoption of SFAS 130 resulted in revised and additional disclosures but had no impact on the Company's consolidated financial position, results of operations or liquidity.

Reclassification

         Certain balances were reclassified to conform to the April 24, 1999 presentation.


2. Acquisitions

         On July 27, 1998 and on February 8, 1999, the Company acquired the assets of two local dental distributorships, Dentaplex, Inc. and J&S Dental Supply Co., Inc. The acquisitions were accounted for as a purchase and, accordingly, the net assets and operating results are included in the Company's financial statements from the date of acquisition. The pro forma impact of these transactions was not material to the financial statements.

         On February 5, 1999, the Company acquired all of the common stock of Professional Business Systems, Inc., (PBS) in exchange for 214,317 shares of common stock. PBS is located in Roselle, Illinois and manufactures and distributes filing systems and other practice management systems for healthcare professionals. The acquisition was accounted for as a pooling-of-interests and was not material to the financial statements on a pro forma basis. The financial statements do not reflect the financial position and results of operations prior to the date of acquisition based on materiality.

         On February 2, 1998, the Company acquired all of the common stock of Hill Dental Company, Inc. located in Birmingham, Alabama, in exchange for 100,770 shares of common stock. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the accompanying financial statements since the date of acquisition. The results of the operations of Hill Dental Company, Inc. prior to the acquisition date were not material to the financial statements on a pro forma basis.

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

         Separate results of operations for the periods prior to the merger with CDS are as follows:

                                                                             Period from
                                                                          April 27, 1997 to
                                                                           August 26, 1997          1997
                                                                          ----------------       ----------
Net Sales
        Patterson Dental Company                                               $ 231,350         $ 661,518
        CDS                                                                        8,190            26,377
                                                                               ---------          --------
     Total Combined                                                            $ 239,540         $ 687,895
                                                                               =========          ========

Net Income
     Patterson Dental Company                                                  $  11,292         $  32,415
     CDS                                                                              31               202
                                                                               ---------         ---------
     Total Combined                                                            $  11,323         $  32,617
                                                                               =========         =========

Other Changes in Stockholders' Equity
     Patterson Dental Company                                                  $   1,106         $   3,211
     CDS                                                                             (24)              (18)
                                                                               ---------         ---------
     Total Combined                                                            $   1,082         $   3,193
                                                                               =========         =========

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

         During fiscal 1997, the Company acquired all of the common stock of Thau-Nolde, Inc., located in St. Louis, Missouri, in exchange for 125,100 shares of common stock. Thau-Nolde was merged into the Company and accounted for as a pooling-of-interests. The financial statements do not reflect the financial position and results of operations of Thau-Nolde prior to the date of the acquisition based on materiality. The Company also acquired certain assets of Dental Services Co., Inc., located in Erie, Pennsylvania. This acquisition was accounted for as a purchase and, accordingly, the net assets and operating results are included in the Company's financial statements from the date of acquisition. The pro forma impact of this acquisition on the Company's results of operations was not material.

         On October 1, 1996 the Company purchased the Colwell division of Deluxe Corporation (Colwell) for an aggregate purchase price of $61.0 million. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of fiscal 1997:

                                                               Year Ended
          (In thousands, except per share data)              April 26, 1997
          -------------------------------------              --------------
          Net sales                                             $711,660
          Income before taxes                                     54,386
          Net income                                              33,887
          Earnings per share                                    $   1.04

3. Property and Equipment

                                                     April 24, 1999                      April 25, 1998
                                                     --------------                      --------------
Land                                                      $   3,426                           $   3,446
Buildings                                                    17,074                              18,697
Leasehold improvements                                        1,631                               1,536
Furniture and equipment                                      20,055                              16,616
Data processing equipment                                    23,003                              19,968
                                                          ---------                           ---------
                                                             65,189                              60,263
Accumulated depreciation                                    (28,171)                            (22,265)
                                                          ---------                           ---------
                                                          $  37,018                           $  37,998
                                                          =========                           =========

4. Long-Term Debt

                                                     April 24, 1999                      April 25, 1998
                                                     --------------                      --------------
Mortgage                                                  $   1,466                           $   2,695
Note payable to bank                                             --                               2,100
Other                                                           631                                 374
                                                         ----------                          ----------
                                                              2,097                               5,169
Less current maturities                                         415                               2,433
                                                         ----------                          ----------
                                                          $   1,682                           $   2,736
                                                         ==========                          ==========

         The Company extended its bank revolving credit agreement in April 1999 which now provides for unsecured borrowings and sales of installment contract receivables of up to a combined $85 million until April 2000. The agreement requires that the Company maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 24, 1999. A total of $77 million of installment contracts receivable sold under the agreement were outstanding at April 24, 1999.

         The remaining mortgage obligation is an 11 1/2%, 20 year mortgage due in 2007. The mortgage covers Patterson Dental Canada's Montreal building. Monthly payments are 52 Canadian dollars. The mortgage obligation for Canadian Dental's Alberta building was paid in full during fiscal 1998.

         The note payable to bank in the amount of $2,100 at April 25, 1998 was collateralized by the Hill Dental Company, Inc. facility. At April 25, 1998, the loan had an interest rate of 5 3/4%. The Company sold the facility and paid off this note during the first quarter of fiscal 1999.

         The other long-term debt includes obligations under non-competition agreements and capital leases.

         Long-term debt becomes due: $415 in 2000, $374 in 2001, $207 in 2002,
$217 in 2003, $244 in 2004 and the balance thereafter. The fair value of long-term debt approximates its carrying value.

5. Leases

         The Company leases facilities for its branch office locations and equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows for the years ending in April:

         2000                                               $   5,825
         2001                                                   4,554
         2002                                                   3,711
         2003                                                   3,447
         2004                                                   1,352
         Thereafter                                               851
                                                          -----------
         Total minimum payments required                    $  19,740
                                                          ===========

         Rent expense was $6,822, $6,054 and $5,255 for the years ended April 24, 1999, April 25, 1998 and April 26, 1997, respectively.

6. Income Taxes

         Significant components of the provision (benefit) for income taxes are as follows:

                                                                 1999             1998              1997
                                                                 ----             ----              ----
Current:
         Federal                                               $ 27,012         $ 21,722           $17,417
         Foreign                                                     --               28               147
         State                                                    3,170            2,532             2,198
                                                              ---------         --------           -------
            Total current                                        30,182           24,282            19,762

Deferred:
         Federal                                                   (336)             599               (55)
         Foreign                                                     --               --                --
         State                                                      (31)              56               (20)
                                                               --------         --------           -------
            Total deferred                                         (367)             655               (75)
                                                               --------         --------           -------

Provision for income taxes                                     $ 29,815         $ 24,937           $19,687
                                                               ========         ========          ========

         Significant components of the Company's deferred tax (liabilities) and assets as of April 24, 1999 and April 25, 1998 are as follows:

                                                                  1999             1998              1997
                                                                  ----            -----             -----
         Canadian net operating loss carryforward              $ 3,124          $ 4,807           $ 4,017
         Valuation allowance                                    (3,124)          (4,807)           (4,017)
         Bad debt allowance                                      1,018            1,044               963
         LIFO reserve                                             (975)          (1,403)           (1,111)
         Financing income                                       (2,556)          (1,619)           (1,045)
         Other                                                   2,041            1,139             1,009
                                                               -------          -------          --------
         Total                                                 $  (472)         $  (839)          $  (184)
                                                               =======          =======          ========

         Income tax expense varies from the amount computed using the U.S. statutory rate. The cause of this difference and the related tax effects are shown below:

                                                                     1999              1998             1997
                                                                  ----------        ----------       ---------
         Tax at U.S. statutory rate                               $  27,899         $  22,997        $  18,306
         State tax provision, net of federal benefit                  2,066             1,701            1,416
         Effect of foreign losses                                       107               490              262
         Amortization of deferred credit                               (310)             (310)            (310)
         Other                                                           53                59               13
                                                                  ----------        ---------        ---------
                                                                  $  29,815         $  24,937        $  19,687
                                                                  ==========        =========        =========

         At April 24, 1999, the Company had net operating loss carryforwards of $10,977 for Canadian income tax purposes that expire in years 2000 through 2006. Those carryforwards resulted from the Company's fiscal 1994 acquisition of Healthco Canada Inc. For financial reporting purposes, a valuation allowance of $3,124 has been established to reduce the deferred tax assets to their net realizable value.

7. Segment and Geographic Data

         During 1999, the Company adopted Financial Accounting Standards Board No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The management approach required by the statement designates that the internal reporting used by management for making operating decisions and assessing performance is the basis for determining that Company's reportable segment.

         The Company has one reportable segment, dental distribution. This segment, which is comprised of the Company's dental supply, printed office products and software groups, distributes consumable supplies, equipment, services and software primarily to dental professionals in the U.S. and Canada. The following table presents sales information by product for the Company:

                                                                         Fiscal Year Ended
                                                         ------------------------------------------------
                                                                 1999          1998          1997
                                                                 ----          ----          ----
     Net Sales
         Dental products and services                          $811,217     $ 718,671      $ 654,424
         Printed office products                                 57,202        53,326
                                                                                              33,471
         Software                                                10,354         6,172
                                                               --------     ---------      ---------
                                                                                                -
                              Total                            $878,773     $ 778,169      $ 687,895
                                                               ========     =========      =========

         The following table presents information about the Company by geographic area. There were no material amounts of sales among geographic areas.

                                                                       Fiscal Year Ended
                                                              --------------------------------------
                                                                1999          1998           1997
                                                                ----          ----           ----
       Revenues
         United States                                        $ 803,989     $ 698,390      $ 604,698
         Canada                                                  74,784        79,779         83,197
                                                              ---------     ---------      ---------
                              Total                           $ 878,773     $ 778,169      $ 687,895
                                                              =========     =========      =========

       Long-lived Assets
         United States                                        $  78,868     $  80,842      $  74,189
         Canada                                                   5,017         5,169          5,187
                                                              ---------     ---------      ---------
                              Total                           $  83,885     $  86,011      $  79,376
                                                              =========     =========      =========

8. Employee Benefit Plans

Employee Stock Ownership Plan (ESOP)

         During 1990, the Company's Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each employee who has completed 1,000 hours of service during the plan year. During 1999, 1998 and 1997, shares with a cost of $669, $732 and $824, respectively, were earned and allocated to ESOP participants.

         During 1999 and 1998 the ESOP was funded through Company contributions of $669 and $732, respectively.

         On June 24, 1996, the Company called for redemption all of the outstanding shares of the Preferred Stock Series A which had a redemption value of $39,792 plus accrued dividends of $231. The trustee for the ESOP converted the Preferred Shares into 5,755,625 shares of Common Stock on July 3, 1996.

         At April 24, 1999, 1,917,803 shares of the common stock were allocated to participants and had a fair market value of $78,063.

         At April 24, 1999, and April 25, 1998, indebtedness of the ESOP to the Company is shown as a deduction from stockholders' equity in the consolidated balance sheet.

Stock Option Plan

         In June 1992, the Company adopted the Patterson Dental Company 1992 Stock Option Plan (the "Employee Plan"). The Employee Plan provides for the granting of options to designated employees and non-employees, including consultants to the Company, to purchase up to a maximum of 2,025,000 shares of Common Stock. The Employee Plan is administered by the Stock Option Committee, which determines the employees, officers and others who are to receive options, the type of option to be granted, and the number of shares subject to each option and the exercise price of each option.

         Stock options must be granted at an exercise price not less than the fair market value of the Common Stock on the dates the options are granted (or, for persons who own more than 10 percent of the Company's outstanding voting stock, not less than 110 percent of such fair market value). Stock options granted under the Employee Plan have exercise prices equal to the market price on the date of the grant, vest over a three to ten year period, and once vested, are exercisable over ten years following the date of the grant. On February 10, 1999 a total of 212,982 options were granted under the Employee Plan to employees at an option price of $40.56.


Director Stock Option Plan

         In June 1992, the company adopted a Director Stock Option Plan (the "Director Option Plan"), pursuant to which 337,500 shares of Common Stock have been reserved for the grant of non-statutory stock options to the Company's outside directors. Options are granted at the fair market value on the date of grant and are exercisable for a period of four years commencing one year after the date of grant.

         Following is a summary of stock option activity:

                                                    Employee Plan                                 Director Option Plan
                                 ------------------------------------------------- -----------------------------------------------
                                                                      Weighted                                          Weighted
                                                                      Average                                            Average
                                      Shares                          Exercise          Shares                          Exercise
                                     Available         Options         Price           Available          Options         Price
                                     For Grant       Outstanding     Per Share         For Grant        Outstanding     Per Share
                                  --------------     -----------     ---------         ---------        -----------    -----------
Balance April 27, 1996               2,025,000              -              -            189,000           126,000        $ 12.02
    Granted                                 -               -              -            (27,000)           27,000          18.67
    Exercised                               -               -              -                 -            (22,500)          7.11
                                     ---------       -----------     ---------        ----------        -----------    -----------
Balance April 26, 1997               2,025,000              -              -            162,000           130,500        $ 13.73
    Granted                                 -               -              -            (27,000)           27,000          26.92
    Exercised                               -               -              -                  -           (31,500)          9.24
                                     ---------       -----------     ---------        ----------        -----------    -----------
Balance April 25, 1998               2,025,000              -              -            135,000           126,000        $ 18.21
    Granted                           (212,982)        212,982       $  40.56           (27,000)           27,000          38.00
    Exercised                               -               -              -                 -            (18,000)         14.56
                                     ---------       -----------     ---------        ----------        -----------    -----------
Balance April 24, 1999               1,812,018         212,982       $  40.56           108,000           135,000        $ 22.65
                                     =========       ===========     =========        ==========        ===========    ===========

         The 135,000 options outstanding under the Director Option Plan at April 24, 1999, have exercise prices of $12.00, $17.67, $18.67, $26.92 and $38.00. At
April 24, 1999 the outstanding options had a weighted average contractual life of 2.4 years.

         The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's stock options equals the market price on the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that the fair value of options granted and the pro forma impact on earnings be disclosed when material. The pro forma impact was not material for 1999, 1998 and 1997.

Employee Stock Purchase Plan

         In June 1992, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan"). A total of 337,500 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. Employees are eligible to participate after a year of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10 percent of an employee's compensation, at 85 percent of the lower of the fair market value of the Common Stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 44,699, 55,558 and 63,783 shares in 1999, 1998 and 1997, respectively. At April
24, 1999, 77,421 shares were available for purchase under the Stock Purchase
Plan.

Capital Accumulation Plan

         In May 1996, the Board of Directors adopted an employee Capital Accumulation Plan (the "CAP Plan"). The CAP Plan was approved by the shareholders at the annual meeting held September 9, 1996. A total of 1,500,000 shares of Common Stock are reserved for issuance under the CAP Plan. Officers and other key employees of the Company or its subsidiaries are eligible to participate by purchasing Common Stock through payroll deductions, which must be between 5% and 25% of an employee's compensation, at 75% of the average closing price of the Common Stock for the calendar year. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year. Employees purchased 77,591, 84,345 and 55,761 shares of restricted stock in 1999, 1998 and 1997, respectively. At April 24, 1999, 1,283,988 shares were available for purchase under the Plan.

9.  Litigation

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

10. Quarterly Results (unaudited) (In thousands, except per share amounts)

         Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks The fiscal quarter ending prior to the August 1997 acquisition of Canadian Dental Supply has been restated to reflect the pooling-of-interests of that company. The following table summarizes results for fiscal 1999 and 1998.

                                                Three Months Ended
         -----------------------------------------------------------------------------------------------------
                                                   Apr. 24,         Jan. 23,          Oct. 24,        Jul. 25,
                                                    1999             1999              1998             1998
                                                  --------         --------          --------        ---------
         Net sales                               $ 235,199        $ 230,176         $ 213,325        $ 200,073
         Gross profit                               87,480           85,841            78,924           73,591
         Operating income                           21,055           21,498            18,676           16,243
         Net income                                 14,022           13,748            11,897           10,229
         Basic and dilutive earnings per share   $    0.42        $    0.41         $    0.36        $    0.31

                                                Three Months Ended
         -----------------------------------------------------------------------------------------------------
                                                  Apr. 25,         Jan. 24,          Oct. 25,         Jul. 26,
                                                    1998             1998              1997             1997
                                                  --------         --------          --------        ---------
         Net sales                               $ 211,006        $ 195,540         $ 191,635        $ 179,988
         Gross profit                               79,940           73,336            70,748           65,866
         Operating income                           18,266           17,094            15,689           13,333
         Net income                                 11,568           10,798            10,063            8,340
         Basic and dilutive earnings per share   $    0.35        $    0.33         $     .30        $    0.25

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                   PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held September 3, 1999 (the "1999 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 1999 Proxy Statement.


12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.


13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions with officers and directors is incorporated by reference to the information set forth under the caption "Certain Transactions" in the 1999 Proxy Statement.

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        1.  Financial Statements.

           The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

           Report of Independent Auditors
           Consolidated Balance Sheets as of April 24, 1999 and April 25, 1998 Consolidated Statements of Income for the Years Ended April 24, 1999, April 25, 1998 and April 26, 1997
           Consolidated Statement of Changes in Stockholders' Equity for the Years Ended April 24, 1999, April 25, 1998 and April 26, 1997 Consolidated Statements of Cash Flows for the Years Ended April 24, 1999, April 25, 1998 and April 26, 1997 Notes to Consolidated Financial Statements

           2.  Financial Statement Schedules.

           The following financial statement schedule is filed herewith:
Schedule II - Valuation and Qualifying Accounts for the Years Ended April 24, 1999, April 25, 1998 and April 26, 1997.

           Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

           3.  Exhibits.

           Exhibit
           -------

            3.1   The Company's Articles of Incorporation, as amended*

            3.2   The Company's Bylaws, as amended*

            4.1   Specimen form of the Company's Common Stock Certificate*

            4.2   The Company's Articles of Incorporation, as amended (see
                  Exhibit 3.1)

            4.3   The Company's Bylaws, as amended (see Exhibit 3.2)

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

           10.6   Incentive Compensation Program (Fiscal 1992)*

           10.7 Asset Purchase Agreement dated September 12, 1996 between Patterson Dental Company and Deluxe Corporation***

           10.8   ESOP Loan Agreement dated June 15, 1990 as amended July 13,
                  1992*

           10.9   Amended and Restated Term Promissory Note dated July 13, 1992*

           21     Subsidiaries

           23     Consent of Ernst & Young LLP

           27     Financial Data Schedule

________________________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 27, 1996. *** Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission October 15, 1996.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 24, 1999.

                                  SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PATTERSON DENTAL COMPANY

Dated:  July 16, 1999
                                   By /s/Peter L. Frechette
                                      ---------------------------------------
                                      Peter L. Frechette,
                                      President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                                              Date

/s/Peter L. Frechette                    President and Chief Executive Officer and        July 16, 1999
-------------------------------------
Peter L. Frechette                       Director (Principal Executive Officer)


/s/Ronald E. Ezerski                     Executive Vice President, Treasurer and          July 16, 1999
-------------------------------------
Ronald E. Ezerski                        Chief Financial Officer and Director
                                         (Principal Financial and Accounting
                                         Officer)

/s/David K. Beecken                      Director                                         July 16, 1999
-------------------------------------
David K. Beecken


/s/Burt E. Swanson                       Director                                         July 16, 1999
-------------------------------------
Burt E. Swanson


/s/Andre B. Lacy                         Director                                         July 16, 1999
-------------------------------------
Andre B. Lacy

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                           PATTERSON DENTAL COMPANY
                            (Dollars in thousands)

                                                                             Charged
                                        Balance at        Charged to         to Other                         Balance at
                                        Beginning         Costs and         Accounts -       Deductions -       End of
                                        of Period          Expenses          Describe         Describe          Period
                                      --------------    --------------    -------------     --------------  -------------
Year ended April 24, 1999:
   Deducted from asset accounts:
   Allowance for doubtful accounts          $3,954           $1,148              (540) (3)    $     466 (1)    $   4,096
                                         =========         ========         =========         =========        =========

   LIFO inventory adjustment             $  12,131         $  1,860         $      --         $      --        $  13,991
   Inventory obsolescence reserve            1,534            2,221                --             1,800 (2)        1,955
                                         ---------         --------         ---------         ---------        ---------
      Total inventory reserve             $ 13,665         $  4,081                --         $   1,800        $  15,946
                                         =========         ========         =========         =========        =========


Year ended April 25, 1998:
   Deducted from asset accounts:
   Allowance for doubtful accounts       $   3,711         $  1,041        $      176 (3)     $     974 (1)    $   3,954
                                         =========         ========        ==========         =========        =========

   LIFO inventory adjustment             $  10,943         $  1,188                --         $      --        $  12,131
   Inventory obsolescence reserve            1,346            1,236                --             1,048 (2)        1,534
                                         ---------         --------         ---------         ---------        ---------
      Total inventory reserve             $ 12,289         $  2,424                --         $   1,048        $  13,665
                                         =========         =========        =========         =========        =========


Year ended April 26, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts       $   3,997         $     357       $      140 (3)     $     783 (1)    $   3,711
                                         =========         ==========      ==========         =========        =========

   LIFO inventory adjustment             $   9,733         $    1,210      $       --         $      --        $  10,943
   Inventory obsolescence reserve            1,133              1,322             202 (3)         1,311 (2)        1,346
                                         ---------         ----------      ----------         ---------        ---------
      Total inventory reserve             $ 10,866         $    2,532      $      202         $   1,311        $  12,289
                                         =========         ==========      ==========         =========        =========

(1)       Uncollectible accounts written off, net of recoveries.
(2)       Inventory disposed of and written off.
(3) Acquisition of Colwell Systems and Thau-Nolde, Inc. in fiscal 1997; Hill Dental Company, Inc. and EagleSoft, Inc. in fiscal 1998 and Professional Business Systems in fiscal 1999.

                               INDEX TO EXHIBITS


                                                                              Page
                                                                              ----
Exhibit 21        Subsidiaries........................................         38

Exhibit 23        Consent of Independent Auditors.....................         39

Exhibit 27        Financial Data Schedule.............................         40