Form 10-Q
period 1999-07-31
PATTERSON DENTAL CO
filed 1999-09-13
CIK 891024

                                  FORM   10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           ------
                      THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly
                      Period ended July 31, 1999.

           ______     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

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

                X      Yes              _________   No
            --------


Patterson Dental Company has outstanding 33,678,333 shares of common stock as of September 8, 1999.

                            PATTERSON DENTAL COMPANY

                                     INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements                                            3-7

            Condensed Consolidated Balance Sheets as of
            July 31, 1999 and April 24, 1999                                  3

            Condensed Consolidated Statements of Income for the three
            months ended July 31, 1999 and July 25, 1999                      4

            Condensed Consolidated Statements of Cash Flows for the three
            months ended July 31, 1999 and July 25, 1999                      5

            Notes to Condensed Consolidated Financial
            Statements                                                      6-7

   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8-12

PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K                                 12

   Signatures                                                                13

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
---------------------------------------------------------------------------
1995:
----

   This Form 10-Q for the period ended July 31, 1999 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 19, 1999, and other documents filed with the Securities and Exchange Commission. See also pages 11-12 of this Form 10-Q.

                         PART I  FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                      July 31,      April 24,
                                                        1999           1999
                                                     ---------      ---------
                                                    (unaudited)
Current assets:
   Cash and cash equivalents.......................   $ 73,182        $ 78,746
   Short-term investments..........................      9,711               -
   Receivables, net................................    105,920         112,521
   Inventory.......................................    101,640          91,722
   Prepaid expenses and other current assets.......      4,869           3,655
                                                      --------        --------
       Total current assets........................    295,322         286,644
Property and equipment, net........................     38,574          37,018
Intangibles, net...................................     46,318          46,867
Other..............................................      2,378           2,721
                                                      --------        --------
       Total assets................................   $382,592        $373,250
                                                      ========        ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................   $ 63,760        $ 67,213
   Accrued payroll expense.........................      7,114          14,342
   Other accrued expenses..........................     14,845          16,556
   Income taxes payable............................      7,892             166
   Current maturities of long-term debt............        445             415
                                                      --------        --------
       Total current liabilities...................     94,056          98,692
Long-term debt.....................................      1,523           1,682
Deferred taxes.....................................      1,650           1,650
                                                      --------        --------
       Total liabilities...........................     97,229         102,024

Deferred credits...................................      5,806           6,027

Stockholders' equity:
   Preferred stock.................................        ---             ---
   Common stock....................................        336             336
   Additional paid-in capital......................     67,113          66,992
   Retained earnings...............................    228,249         213,761
   Accumulated other comprehensive loss............     (2,473)         (2,222)
   Note receivable from ESOP.......................    (13,668)        (13,668)
                                                      --------        --------
       Total stockholders' equity..................    279,557         265,199
                                                      --------        --------
       Total liabilities and stockholders' equity..   $382,592        $373,250
                                                      ========        ========

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended
                                                  -------------------
                                                July 31,      July 25,
                                                  1999          1998
                                                 ------        ------
                                               (14 Weeks)    (13 Weeks)
Net sales.....................................    $254,599     $200,073

Cost of sales.................................     161,068      126,482
                                                  --------     --------

Gross profit..................................      93,531       73,591

Operating expenses............................      71,388       57,348
                                                  --------     --------

Operating income..............................      22,143       16,243

Other income and expense:
  Amortization of deferred credits............         221          222
  Finance income, net.........................         891          404
  Interest expense............................         (46)        (140)
  Loss on currency exchange...................         (59)         (66)
                                                  --------     --------

Income before income taxes....................      23,150       16,663

Income taxes..................................       8,661        6,434
                                                  --------     --------

Net income....................................    $ 14,489     $ 10,229
                                                  ========     ========

Earnings per share - basic and diluted........       $0.43        $0.31
                                                  ========     ========

Weighted average and dilutive potential
common shares.................................      33,747       33,387
                                                  ========     ========

                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                              Three Months Ended
                                                            ----------------------
                                                             July 31,    July 25,
                                                               1999        1998
                                                            ----------  ----------
                                                            (14 weeks)  (13 weeks)
Operating activities:
   Net income.............................................   $ 14,489    $ 10,229
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation.......................................      1,752       1,483
       Amortization of deferrals..........................       (221)       (221)
       Amortization of goodwill...........................        738         669
       Bad debt expense...................................        305         246
       Change in assets and liabilities, net of acquired..     (8,766)    (10,312)
                                                             --------    --------
Net cash provided by operating activities.................      8,297       2,094

Investing activities:
   Proceeds from sale of facilities.......................        ---       2,250
   Additions to property and equipment, net...............     (3,347)     (1,566)
   Acquisitions, net......................................       (750)        ---
   Purchase of investments................................     (9,711)        ---
                                                             --------    --------
Net cash (used in) provided by investing activities.......    (13,808)        684

Financing activities:
   Increase in bank indebtedness..........................        ---       1,471
   Payments and retirement of long-term debt and
     obligations under capital leases.....................       (146)     (2,161)
   Common stock issued, net...............................        121         434
                                                             --------    --------
Net cash used by financing activities.....................        (25)       (256)

Effect of exchange rate changes on cash...................        (28)          2
                                                             --------    --------

Net (decrease) increase in cash and cash equivalents......     (5,564)      2,524

Cash and cash equivalents at beginning of period..........     78,746      35,619
                                                             --------    --------

Cash and cash equivalents at end of period................   $ 73,182    $ 38,143
                                                             ========    ========

                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                  (Unaudited)
                                 July 31, 1999


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1999, and the results of operations and the cash flows for the periods ended July 31, 1999, and July 25, 1998. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended July 31, 1999, and July 25, 1998, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 24, 1999, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1999 Annual Report on Form 10-K filed on July 19, 1999.

2. The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal year 2000 includes 14 weeks, while the first quarter of fiscal 1999 ended July 25, 1998 includes 13 weeks.

3. Cash equivalents consist of investments in money market funds, highly rated commercial paper and government securities. The maturities of these securities at the time of purchase is 90 days or less. Short-term investments consist of highly rated commercial paper and government securities with maturities longer than 90 days at the date of purchase. All cash equivalents and short-term investments are classified as available for sale and cost approximates market value.

4. In 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' investment, to be included in other comprehensive income. The adoption of SFAS 130 resulted in revised and additional disclosures but had no impact on the Company's consolidated financial position, results of operations or liquidity.

5. On July 27, 1998, the Company acquired the assets of Dentaplex, Inc. This acquisition was accounted for as a purchase and, accordingly, the net assets and operating results are included in the Company's financial statements from the date of acquisition. The results of operations of Dentaplex, Inc. were not material to the financial statements on a pro forma basis.

6. On February 5, 1999, the Company acquired Professional Business Systems, Inc. in exchange for 214,317 shares of common stock. The acquisition was accounted for as a pooling-of-interests and was not material to the financial statements on a pro forma basis. The financial statements do not reflect the financial position and results of the operations prior to the date of acquisition based on materiality.

7. On June 26, 1999, the Company acquired Barr Dental Supply, Inc. This acquisition was accounted for as a purchase and, accordingly, the net assets and operating results are included in the Company's financial statements from the date of acquisition. The results of operations of Barr Dental Supply, Inc. are not material to the financial statements on a pro forma basis.

8. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                                  Three Months Ended
                                                  ------------------
                                                 July 31,     July 25,
                                                  1999          1998
                                                 -------      -------
Denominator:
 Denominator for basic earnings per
  share - weighted-average shares                33,655       33,291

 Effect of dilutive securities:
  Director Stock Option Plan                         52           57
  Employee Stock Purchase Plan                        5            5
  Capital Accumulation Plan                          35           34
                                                 -------      -------

 Dilutive potential common shares                    92           96
                                                 -------      -------

 Denominator for diluted earnings per
  share - adjusted weighted-average
  shares and assumed conversions                 33,747       33,387
                                                 =======      =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                     Three Months Ended
                                     -------------------
                                   July 31,    July 25,
                                     1999        1998
                                   -------     -------
Net sales...................         100.0%     100.0%
Cost of sales...............          63.3%      63.2%
                                   -------     ------

Gross profit................          36.7%      36.8%
Operating expenses..........          28.0%      28.7%
                                   -------     ------

Operating income............           8.7%       8.1%
Other income, net...........           0.4%       0.2%
                                   -------     ------

Income before income taxes..           9.1%       8.3%
Income taxes................           3.4%       3.2%
                                   -------     ------

Net income..................           5.7%       5.1%
                                   =======     ======

QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER ENDED JULY 25, 1998.

          Net Sales. Net sales increased 27.3% to $ 255.0 million for the three months ended July 31, 1999 ("Current Quarter") from $ 200.1 million for the three months ended July 25, 1998 ("Prior Quarter"). The Current Quarter includes 14 weeks versus 13 weeks in the Prior Quarter. Excluding the impact of the additional week, sales increased approximately 18.2%. Sales references in parentheses exclude the additional week. Sales of dental products increased 25.5%(16.6%) due to contributions from an expanded dental sales force which increased 11.0% and an increase in number and volume of purchases by customers. Sales of sundries increased 27.3%(17.6%) due primarily to the increased number of customers. Equipment sales increased 28.0%(19.9%) on strong demand across the line. Sales of printed office products through Colwell Systems were up 40.1%. Excluding the impact of an acquisition (Professional Business Systems) and the additional week sales increased 5.4%. An expanded product offering and the marketing efforts of the dental sales force were the major factors contributing to the increase. EagleSoft software sales increased 93.1%(75.0%) reflecting strong demand for computerized practice management software and support services.

          Gross Profit. Gross margin was 36.7% for the Current Quarter versus 36.8% for the Prior Quarter. Gross profit increased 27.1% to $93.5 million for the Current Quarter from $73.6 million for the Prior Quarter. The majority of the increase in gross profit was due to increased sales volume and the additional week of sales in the Current Quarter.

          Operating Expenses. Operating expenses increased 24.5% to $71.4 million for the Current Quarter from $57.3 million for the Prior Quarter. The increase in operating expenses was principally related to increased variable costs related to the higher sales volume. Operating expenses as a percent of sales decreased to 28.0% for the Current Quarter from 28.7% in the Prior Quarter due primarily to improved operating leverage across all product groups.

          Operating Income. Operating income increased 36.3% to $22.1 million for the Current Quarter from $16.2 million for the Prior Quarter. Operating income as a percent of net sales increased to 8.7% from 8.1%, due to improved operating leverage and the resulting reduction of operating expenses in relation to sales.

          Other Income. Other income, net of expenses, was $1.0 million for the Current Quarter compared to $0.4 million for the Prior Quarter. The increase was due to the higher average balance of investable cash.

          Income Taxes. The effective income tax rate decreased to 37.4% for the Current Quarter from 38.6% for the Prior Quarter. The decrease in rate was caused by the profit and utilization of tax-loss carryforwards in Canada versus a loss in that country in the Prior Quarter. No tax benefit was recorded for the loss in the Prior Quarter.

          Net Income was $14.5 million, up $4.3 million or 41.6% from $10.2 million reported in the first quarter of last year due to the factors discussed above.

          Earnings per Share were 43 cents which represents an 12 cent or 40.2% increase over the same quarter a year ago.


LIQUIDITY AND CAPITAL RESOURCES

     Available liquid resources at July 31, 1999 consisted of $82.9 million in cash and short-term investments and $10.8 million available under existing bank lines. Inventory increased $ 9.9 million from the beginning of the fiscal year, however, increased volumes resulted in an increase in inventory turns from 6.0 to 6.2 turns at July 31, 1999. Accounts receivable decreased $6.6 million to $105.9 million from $112.5 million at the end of fiscal 1999 and days sales outstanding declined to 40 days versus 43 at year end. The Company believes that cash and short-term investments and the remainder of its credit lines are sufficient to meet any existing and presently anticipated cash needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.


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

     The Year 2000 efforts of third parties are ultimately beyond the Company's control. The risk to the Company if significant product vendors fail to convert their computer systems and, as a result, are unable to ship products to the Company in a timely manner after the year 2000 is that the Company may not be able to offer such products to its customers and will be able to offer only replacement products, if available. The Company generally has more than one source of supply for almost all categories of products it sells. The risks to the Company if significant service providers fail to timely convert their computer systems may include, in the case of vital utility services, the inability of a branch office or distribution center to operate. In such an event, the Company does have the ability to shift its distribution and branch office operations to other distribution centers and branches within its system. However, notwithstanding the Company's efforts to substitute products or shift distribution or branch operations, the inability of significant suppliers of products and services to complete their Year 2000 resolution process in a timely fashion could materially adversely affect the Company. The amount of lost revenue and the impact on the Company can not be reasonably estimated at this time.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Certain information of a non-historical nature contain forward-looking statements. Words such as "believes," "expects," "plans," "estimates" and variations of such words are intended to identify such forward-looking statements. The statements are not guaranties of future performance and are subject to certain risks, uncertainties or assumptions that are difficult to predict: therefore, the Company cautions shareholders and prospective investors that the following important factors, among others, could in the future affect the Company's actual operating results which could differ materially from those expressed in any forward-looking statements. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

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


                          PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Item 27 Financial Data Schedule.

       (b)  Reports on Form 8-K.

              On July 2, 1999 the Company filed a report on Form 8-K relating to the resignation of Ronald E. Ezerski and the election of R. Stephen Armstrong as Executive Vice President, Treasurer and Chief Financial Officer of the Company effective July 31, 1999.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or, in the case of legal proceedings, were previously reported in the annual report on Form 10-K filed July 19, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PATTERSON DENTAL COMPANY
                                    (Registrant)

Dated:  September 13, 1999.

                                By: /s/  R. Stephen Armstrong
                                    ----------------------------
                                    R. Stephen Armstrong
                                    Executive Vice President, Treasurer and
                                    Chief
                                     Financial Officer
                                    (Principal Financial and Accounting Officer)