Form 10-Q
period 1999-11-30
PATTERSON DENTAL CO
filed 1999-12-13
CIK 891024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999.

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

                       _X_  Yes             ___  No


Patterson Dental Company has outstanding 33,689,222 shares of common stock as of December 7, 1999.

                            PATTERSON DENTAL COMPANY

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                              3-7

           Condensed Consolidated Balance Sheets as of
           October 30, 1999 and April 24, 1999                                 3

           Condensed Consolidated Statements of Income for the three months
           and six months ended October 30, 1999 and October 24, 1998          4

           Condensed Consolidated Statements of Cash Flows for the six
           months ended October 30, 1999 and October 24, 1998                  5

           Notes to Condensed Consolidated Financial
           Statements                                                        6-7

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8-13


PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders                14

  Item 6 - Exhibits and Reports on Form 8-K                                   14

  Signatures                                                                  15


Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
---------------------------------------------------------------------------
1995:
-----

         This Form 10-Q for the period ended October 30, 1999, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 19, 1999, and other documents filed with the Securities and Exchange Commission. See also pages 12-13 of this Form 10-Q.

                          PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                          October 30,   April 24,
                                                             1999          1999
                                                           ---------    ---------
                                                          (unaudited)
Current assets:
       Cash and cash equivalents .......................   $  79,558    $  78,746
       Short-term investments ..........................      11,252         --
       Receivables, net ................................     114,411      112,521
       Inventory .......................................     106,609       91,722
       Prepaid expenses and other current assets .......       7,009        3,655
                                                           ---------    ---------
              Total current assets .....................     318,839      286,644
Property and equipment, net ............................      40,940       37,018
Intangibles, net .......................................      46,188       46,867
Other ..................................................       2,998        2,721
                                                           ---------    ---------
              Total assets .............................   $ 408,965    $ 373,250
                                                           =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable ................................   $  79,657    $  67,213
       Accrued payroll expense .........................       9,852       14,342
       Other accrued expenses ..........................      14,792       16,722
       Current maturities of long-term debt ............         402          415
                                                           ---------    ---------
              Total current liabilities ................     104,703       98,692
Long-term debt .........................................       1,447        1,682
Deferred taxes .........................................       1,650        1,650
                                                           ---------    ---------
              Total liabilities ........................     107,800      102,024

Deferred credits .......................................       5,584        6,027

Stockholders' equity:
       Preferred stock .................................        --           --
       Common stock ....................................         337          336
       Additional paid-in capital ......................      67,724       66,992
       Accumulated other comprehensive income ..........      (1,872)      (2,222)
       Retained earnings ...............................     243,060      213,761
       Note receivable from ESOP .......................     (13,668)     (13,668)
                                                           ---------    ---------
              Total stockholders' equity ...............     295,581      265,199
                                                           ---------    ---------
              Total liabilities and stockholders' equity   $ 408,965    $ 373,250
                                                           =========    =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended         Six Months Ended
                                                 ----------------------    ----------------------
                                                  Oct. 30,     Oct. 24,     Oct. 30,     Oct. 24,
                                                    1999         1998         1999         1998
                                                 ---------    ---------    ---------    ---------
                                                                           (27 weeks)   (26 weeks)
Net sales ....................................   $ 248,435    $ 213,325    $ 503,034    $ 413,398

Cost of sales ................................     157,645      134,401      318,714      260,883
                                                 ---------    ---------    ---------    ---------

Gross profit .................................      90,790       78,924      184,320      152,515

Operating expenses ...........................      68,480       60,248      139,868      117,596
                                                 ---------    ---------    ---------    ---------

Operating income .............................      22,310       18,676       44,452       34,919

Other income and expense:
    Amortization of deferred credits .........         221          221          442          443
    Finance income, net ......................       1,149          397        2,040          801
    Interest expense .........................         (56)        (145)        (102)        (285)
    Profit (loss) on currency exchange .......          23          (79)         (36)        (145)
                                                 ---------    ---------    ---------    ---------

Income before income taxes ...................      23,647       19,070       46,796       35,733

Income taxes .................................       8,836        7,173       17,496       13,607
                                                 ---------    ---------    ---------    ---------

Net income ...................................   $  14,811    $  11,897    $  29,300    $  22,126
                                                 =========    =========    =========    =========

Earnings per share - basic and diluted .......   $    0.44    $    0.36    $    0.87    $    0.66
                                                 =========    =========    =========    =========

Weighted average common and dilutive potential
    common shares ............................      33,808       33,437       33,777       33,412
                                                 =========    =========    =========    =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    Six Months Ended
                                                                 ----------------------
                                                                  Oct. 30,    Oct. 24,
                                                                    1999        1998
                                                                 ----------  ----------
                                                                 (27 weeks)  (26 weeks)
Operating activities:
       Net income .............................................   $ 29,300    $ 22,126
       Adjustments to reconcile net income
          to net cash provided by operating
          activities:
              Depreciation ....................................      3,455       2,971
              Amortization of deferrals .......................       (443)       (443)
              Amortization of goodwill ........................      1,485       1,338
              Bad debt expense ................................        584         492
              Change in assets and liabilities, net of acquired    (12,826)    (28,656)
                                                                  --------    --------
Net cash provided by (used in) by operating activities ........     21,555      (2,172)

Investing activities:
       Proceeds from sale of facilities .......................       --         2,250
       Additions to property and equipment, net ...............     (7,301)     (3,507)
       Acquisitions, net ......................................     (2,654)       (343)
       Purchase of short-term investments .....................    (11,252)       --
                                                                  --------    --------
 Net cash provided by (used in) investing activities ..........    (21,207)     (1,600)

Financing activities:
       Decrease in bank indebtedness ..........................       --          (762)
       Payments and retirement of long-term debt and
         obligations under capital leases .....................       (301)     (2,216)
       Common stock issued, net ...............................        732         857
                                                                  --------    --------
Net cash provided by (used in) financing activities ...........        431      (2,121)

Effect of exchange rate changes on cash .......................         33           1
                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents ..........        812      (5,892)

Cash and cash equivalents at beginning of period ..............     78,746      35,619
                                                                  --------    --------

Cash and cash equivalents at end of period ....................   $ 79,558    $ 29,727
                                                                  ========    ========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                October 30, 1999

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 30, 1999, and the results of operations and the cash flows for the periods ended October 30, 1999, and October 24, 1998. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended October 30, 1999, and October 24, 1998, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 24, 1999, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1999 Annual Report on Form 10-K filed on July 19, 1999.

2. The fiscal year end of the Company is the last Saturday in April. The second quarter of fiscal year 2000 and 1999 represent the 13 weeks ended October 30, 1999 and October 24, 1998, respectively. The first six months of fiscal year 2000 include 27 weeks while the first six months of fiscal year 1999 include 26 weeks.

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

4. The Company made the following acquisitions that affect the periods covered by these financial statements:

             Dentaplex, Inc.                               July 27, 1998
             J&S Dental Supply Company, Inc.            February 9, 1999
             Barr Dental Supply, Inc.                      June 28, 1999
             Kentucky Dental Supply Company, Inc.       October 25, 1999

     These acquisitions were accounted for as purchases and, accordingly, the net assets and operating results are included in the Company's financial statements from the date of acquisition. The results of operations of these acquisitions individually, and in the aggregate, were not material to the financial statements on a pro forma basis.

5. On February 5, 1999, the Company acquired Professional Business Systems, Inc. in exchange for 214,317 shares of common stock. The acquisition was accounted for as a pooling-of-interests and was not material to the financial statements on a pro forma basis. The financial statements have not been restated to reflect the financial position and results of the operations prior to the date of acquisition based on materiality.

7. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                         Three Months Ended   Six Months Ended
                                         ------------------  -------------------
                                         Oct. 30,  Oct. 24,  Oct. 30,   Oct. 24,
                                           1999      1998      1999      1998
                                          ------    ------    ------    ------

Denominator:
  Denominator for basic earnings per
    share - weighted-average shares       33,676    33,323    33,665    33,307

  Effect of dilutive securities:
    Director Stock Option Plan                69        53        61        55
    Employee Stock Purchase Plan               5         5         5         5
    Capital Accumulation Plan                 58        56        46        45
                                          ------    ------    ------    ------

  Dilutive potential common shares           132       114       112       105
                                          ------    ------    ------    ------

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions        33,808    33,437    33,777    33,412
                                          ======    ======    ======    ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                 Three Months Ended     Six Months Ended
                                 ------------------     ----------------
                                 Oct. 30,   Oct. 24,   Oct. 30,   Oct. 24,
                                   1999       1998       1999       1998
                                  -----      -----      -----      -----

Net sales......................   100.0%     100.0%     100.0%     100.0%
Cost of sales..................    63.4%      63.0%      63.4%      63.1%
                                  -----      -----      -----      -----

Gross profit...................    36.6%      37.0%      36.6%      36.9%
Operating expenses.............    27.6%      28.2%      27.8%      28.5%
                                  -----      -----      -----      -----

Operating income...............     9.0%       8.8%       8.8%       8.4%
Other income and expense, net..     0.5%       0.1%       0.5%       0.2%
                                  -----      -----      -----      -----

Income before income taxes.....     9.5%       8.9%       9.3%       8.6%
Income taxes...................     3.5%       3.3%       3.5%       3.2%
                                  -----      -----      -----      -----

Net income.....................     6.0%       5.6%       5.8%       5.4%
                                  =====      =====      =====      =====



QUARTER ENDED OCTOBER 30, 1999 COMPARED TO QUARTER ENDED OCTOBER 24, 1998.

          Net Sales. Net sales increased 16.5% to $248.4 million for the three months ended October 30, 1999 ("Current Quarter") from $213.3 million for the three months ended October 24, 1998 ("Prior Quarter"). All product categories contributed to the sales increase. Sales of dental sundry products increased 16.4% due primarily to an increase in the customer base and a 10 percent year-to-year increase in the sales force. Equipment sales increased 14.2%. Sales of Colwell printed office products were up 32.2%, which included the February 1999 acquisition of Professional Business Systems ("PBS"). Excluding the impact of PBS, sales were up 7.6%. EagleSoft software and related product sales were up 37.9% as customers upgraded their systems to be year 2000 compliant. Sales in Canada improved 14.2%, benefiting from an improving economy.

          Gross Profit. Gross profit margin declined to 36.6% for the Current Quarter from 37.0% for the Prior Quarter. The 40 basis point gross margin decrease was due primarily to the absence of certain buying opportunities that were available last year. Gross profit increased 15.0% to $90.8 million for the Current Quarter from $78.9 million for the Prior Quarter. The majority of the increase in gross profit was due to increased sales.

          Operating Expenses. Operating expenses increased 13.7% to $68.5 million for the Current Quarter from $60.2 million for the Prior Quarter. The increase in operating expenses was principally related to the higher sales volume and increased health care costs. Operating expenses as a percent of sales, however, decreased from 28.2% in the Prior Quarter to 27.6% in the Current Quarter.

          Operating Income. Operating income increased 19.5% to $22.3 million for the Current Quarter from $18.7 million for the Prior Quarter. Operating income as a percent of net sales increased from 8.8% to 9.0%, due to improved operating leverage.

          Finance Income. Finance income, net of expenses, was $1.1 million for the Current Quarter compared to $.4 million for the Prior Quarter. Finance income increased $.8 million due primarily to higher average short-term investments of cash.

          Income Taxes. The effective income tax rate decreased slightly to 37.4% for the Current Quarter from 37.6% for the Prior Quarter.

          Net Income. Net income was $14.8 million, up $2.9 million or 24.5% from $11.9 million reported in the second quarter of last year due to the factors discussed above.

          Earnings Per Share. Earnings per share were 44 cents which represents an 8 cent or 22.2% increase over the same quarter a year ago.


SIX MONTHS ENDED OCTOBER 30, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 24, 1998.

          Net Sales. Net sales increased 21.7% to $503.0 million for the six months ended October 30, 1999 ("Current Period") from $413.4 million for the six months ended October 24, 1998 ("Prior Period"). The Current Period includes 27 weeks versus 26 weeks in the Prior Period. Excluding the impact of the additional week, sales increased approximately 17%. Sales references in parentheses exclude the additional week. Sales of sundries increased 21.0%(17%) due primarily to contributions from an expanded sales force and an increase in number of customers. Equipment sales increased 20.8%(16%) on strong demand across the line. Sales of printed office products through Colwell Systems were up 36.0%. Excluding the impact of the acquisition of PBS and the additional week sales increased 6.6%. An expanded product offering and better account penetration by the dental sales force were the major factors contributing to the increase. EagleSoft software and related services sales increased 64.6%(58%).

          Gross Profit. Gross profit margin decreased to 36.6% for the Current Period from 36.9% for the Prior Period due primarily to the absence of certain buying opportunities that were available last year. Gross profit increased 20.9% to $184.3 million for the Current Period from $152.5 million for the Prior Period. The increase in gross profit was due primarily to the increase in sales volume.

          Operating Expenses. Operating expenses increased 18.9% to $139.9 million for the Current Period from $117.6 million for the Prior Period. The majority of the increase in operating expenses was related to greater sales volume, incentive compensation and higher health care costs. Operating expenses as a percent of sales declined from 28.5% to 27.8% due to improved operating leverage.

          Operating Income. Operating income increased 27.3% to $44.5 million for the Current Period from $34.9 million for the Prior Period. As a percent of net sales, operating income increased from 8.4% to 8.8%, due to better leverage of the Company's infrastructure.

          Finance Income. Finance income, net of expenses, was $2.0 million for the Current Period compared to $.8 million for the Prior Period. Finance income increased $1.2 million due primarily to increased average short-term investments of cash.

          Income Taxes. The effective income tax rate decreased to 37.4% for the Current Period from 38.1% for the Prior Period as a result of operating profit in Canada and utilization of tax-loss carryforwards in that country.

          Net Income. Net income was $29.3 million, up $7.2 million or 32.4 % from $22.1 million reported in the first half of last year due to the factors discussed above.

          Earnings Per Share. Earnings per share were 87 cents which represents a 21 cent or 31.8% increase over the same period a year ago.



LIQUIDITY AND CAPITAL RESOURCES

     Available liquid resources at October 30, 1999 consisted of $90.8 million of cash and short-term investments and $11.3 million available under existing bank lines at October 30, 1999. Inventory increased $14.9 million from the beginning of the fiscal year. However, inventory turnover increased from 6.0 at the beginning of fiscal year 2000 to 6.2 turns at October 30, 1999. Accounts receivable increased $1.9 million to $106.6 million from the beginning of the year, while days sales outstanding declined to 41 days from 43 days. Capital expenditures increased $3.8 million in the Current Period versus the Prior Period as the Company invested in a new distribution center that is expected to come on line in February 2000. The Company believes that cash and short-term investments and the remainder of its credit lines are sufficient to meet any existing and presently anticipated cash needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.


IMPACT OF YEAR 2000

     The Year 2000 issue is the result of the widespread use of computer programs which were written using two digits rather than four to define the applicable year in performing computations or decision-making functions. The Company has completed its assessment of its major information technology and technology reliant operating systems, including its internal accounting, general ledger, billing, inventory and accounts payable systems. Necessary modifications or replacements of existing systems, including testing of these systems, have been completed. The Company has also assessed the need for modifications or replacements of existing hardware, particularly personal computers, and has completed this assessment phase. The remediation and testing of existing hardware has been completed. As a result, the Company believes that substantially all critical business systems and hardware are Year 2000 compliant. The Company has been implementing the necessary modifications and replacements of its operating systems in the ordinary course of its business over the last four years and believes the incremental costs to complete this program were less than $200,000. Over the past four years the Company has invested approximately $500,000 in new systems.

     The Company is also dependent on its vendors to supply the products it sells and on service providers, including transportation providers and utilities. The Company has sought assurances from its significant suppliers of products and services to determine the impact on the Company if such suppliers fail to convert their computer systems. While the vast majority of the Company's significant suppliers have assured the Company that their systems are currently Year 2000 compliant, or will be made Year 2000 compliant prior to December 31, 1999, there can be no assurance that there will not be a material adverse impact on the Company if a substantial number of significant suppliers fail to convert their systems.

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

     The Company has developed contingency plans in the event significant suppliers of products or services fail to complete their Year 2000 resolution process. These plans include identifying alternate sources of products, increasing the inventory of certain products, testing the operation of critical systems at each location during the holiday week-end, preparing to shift operations from any branch or distribution center location which fails to operate to other branches or distribution centers which are operational, and temporarily redirecting staff to certain customer service functions to help resolve Year 2000 issues which may arise.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Certain information of a non-historical nature contain forward-looking statements. Words such as "believes", "expects", "plans", "estimates" and variations of such words are intended to identify such forward-looking statements. The statements are not guaranties of future performance and are subject to certain risks, uncertainties or assumptions that are difficult to predict: therefore, the Company cautions shareholders and prospective investors that the following important factors, among others, could in the future affect the Company's actual operating results which could differ materially from those expressed in any forward-looking statements. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

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

     o Future operating results of the Company's printed office products group depends upon its ability to attract and retain customers by offering quick response time and innovative products that meet industry reporting standards. Because the cost of paper stock represents over half the cost of its paper and printed products, future operating results may be subject to fluctuations in paper prices. In addition, the introduction of computer-based technologies into the management of health care practices may affect future demand for printed products.

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    a) The Company's Annual Meeting of Shareholders was held on September 13, 1999.

    c)(1) The shareholders voted for two director nominees, Ronald E. Ezerski and Andre B. Lacy, for a three year term. 31,251,580 shares were voted for Mr. Ezerski and 584,808 shares withheld authority. 31,394,967 shares were voted for Mr. Lacy and 441,421 shares withheld authority. There were no abstentions and no broker non-votes.

    (2) The shareholders voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 29, 2000. The vote was 31,776,602 shares for, 4,555 shares against and 55,231 abstentions. There were no broker non-votes.

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


                                   PATTERSON DENTAL COMPANY
                                   (Registrant)

Dated:  December 10, 1999

                               By: /s/ R. Stephen Armstrong
                                   ------------------------
                                   R. Stephen Armstrong
                                   Executive Vice President, Treasurer and Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)