Form 10-Q
period 2000-01-29
PATTERSON DENTAL CO
filed 2000-03-13
CIK 891024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2000.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                 (651) 686-1600
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



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


Patterson Dental Company has outstanding 33,670,406 shares of common stock as of March 7, 2000.

                            PATTERSON DENTAL COMPANY

                                      INDEX

                                                                          Page
                                                                          ----


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements                                        3-7

              Condensed Consolidated Balance Sheets as of January 29,
              2000 and April 24, 1999                                       3

              Condensed Consolidated Statements of Income for the
              Three Months and Nine Months Ended January 29, 2000
              and January 23, 1999                                          4

              Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended January 29, 2000 and January
              23, 1999                                                      5

              Notes to Condensed Consolidated Financial Statements        6-7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8-12


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                             13

     Signatures                                                            14


Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
1995:

     This Form 10-Q for the period ended January 29, 2000, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Annual Report on Form 10-K filed July 19, 1999, and other documents filed with the Securities and Exchange Commission. See also pages 11-12 of this Form 10-Q.

                          PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                   January 29,              April 24,
                                                                                      2000                    1999
                                                                                   -----------              ---------
                                                                                   (unaudited)
Current assets:
       Cash and cash equivalents.............................................        $ 81,871               $ 78,746
       Short-term investments................................................           6,662                    ---
       Receivables, net......................................................         108,601                112,521
       Inventory.............................................................         110,053                 91,722
       Prepaid expenses and other current assets.............................           5,318                  3,655
                                                                                     --------               --------
              Total current assets...........................................         312,505                286,644
Property and equipment, net..................................................          45,088                 37,018
Intangibles, net ............................................................          45,588                 46,867
Long-term receivables, net...................................................          15,930                  1,575
Other........................................................................           1,610                  1,146
                                                                                     --------               --------
              Total assets..................................................         $420,721               $373,250
                                                                                     ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable......................................................        $ 72,985               $ 67,213
       Accrued payroll expense...............................................          15,777                 14,342
       Other accrued expenses................................................          11,760                 16,722
       Current maturities of long-term debt..................................             357                    415
                                                                                     --------               --------
              Total current liabilities......................................         100,879                 98,692
Long-term debt...............................................................           1,362                  1,682
Deferred taxes...............................................................           1,660                  1,650
                                                                                     --------               --------
              Total liabilities..............................................         103,901                102,024

Deferred credits.............................................................           5,363                  6,027

Stockholders' equity:
       Preferred stock.......................................................             ---                    ---
       Common stock..........................................................             337                    336
       Additional paid-in capital............................................          65,975                 66,992
       Accumulated other comprehensive loss..................................          (1,439)                (2,222)
       Retained earnings.....................................................         260,252                213,761
       Note receivable from ESOP.............................................         (13,668)               (13,668)
                                                                                     --------               --------
              Total stockholders' equity.....................................         311,457                265,199
                                                                                     --------               --------
              Total liabilities and stockholders' equity.....................        $420,721               $373,250
                                                                                     ========               ========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended        Nine Months Ended
                                                      -------------------     ---------------------
                                                      Jan. 29,   Jan. 23,     Jan. 29,    Jan. 23,
                                                       2000        1999         2000        1999
                                                      --------   --------     --------    --------
                                                                             (40 weeks)  (39 weeks)
Net sales..........................................  $260,172    $230,176     $763,206    $643,574

Cost of sales .....................................   163,756     144,335      482,470     405,218
                                                     --------    --------     --------    --------

Gross profit ......................................    96,416      85,841      280,736     238,356

Operating expenses ................................    70,445      64,343      210,313     181,939
                                                     --------    --------     --------    --------

Operating income ..................................    25,971      21,498       70,423      56,417

Other income and expense:
    Amortization of deferred credits ..............       222         222          664         665
    Finance income, net ...........................     1,285         462        3,325       1,263
    Interest expense ..............................       (37)       (113)        (139)       (398)
    Profit (loss) on currency exchange ............        31          (9)          (5)       (154)
                                                     --------    --------     --------    --------

Income before income taxes ........................    27,472      22,060       74,268      57,793

Income taxes ......................................    10,280       8,312       27,776      21,919
                                                     --------    --------     --------    --------
Net income ........................................  $ 17,192    $ 13,748     $ 46,492    $ 35,874
                                                     ========    ========     ========    ========

Earnings per share - basic ........................  $   0.51    $   0.41     $   1.38    $   1.08
                                                     ========    ========     ========    ========

Earnings per share - diluted ......................  $   0.51    $   0.41     $   1.38    $   1.07
                                                     ========    ========     ========    ========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                       -------------------------
                                                                        Jan. 29,       Jan. 23,
                                                                          2000           1999
                                                                       ----------     ----------
                                                                       (40 weeks)     (39 weeks)
Operating activities:
       Net income.....................................................  $ 46,492       $ 35,874
       Adjustments to reconcile net income
          to net cash provided by operating
          activities:
              Depreciation............................................     5,030          4,505
              Amortization of deferrals...............................      (664)          (664)
              Amortization of goodwill................................     2,236          2,011
              Bad debt expense........................................       890            755
              Change in assets and liabilities, net of acquired.......   (12,372)       (39,151)
                                                                        --------       --------
Net cash provided by operating activities.............................    41,612          3,330

Investing activities:
       Proceeds from sale of facilities...............................       ---          2,250
       Additions to property and equipment, net.......................   (12,700)        (5,331)
       Acquisitions, net..............................................    (2,842)          (344)
       Purchase of short-term investments.............................    (6,662)           ---
       Investment in equipment contracts..............................   (14,940)           ---
                                                                        --------       --------
 Net cash used in investing activities................................   (37,144)        (3,425)

Financing activities:
       Decrease in bank indebtedness..................................       ---           (632)
       Payments and retirement of long-term debt and
         obligations under capital leases.............................      (457)        (3,232)
       Common stock issued (purchased), net...........................    (1,016)         3,151
                                                                        --------       --------
Net cash used in financing activities ................................    (1,473)          (713)

Effect of exchange rate changes on cash...............................       130            (29)
                                                                        --------       --------

Net increase (decrease) in cash and cash equivalents..................     3,125           (837)

Cash and cash equivalents at beginning of period......................    78,746         35,619
                                                                        --------       --------

Cash and cash equivalents at end of period............................  $ 81,871       $ 34,782
                                                                        ========       ========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                January 29, 2000

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 29, 2000, and the results of operations and the cash flows for the periods ended January 29, 2000, and January 23, 1999. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended January 29, 2000, and January 23, 1999, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 24, 1999, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 1999 Annual Report on Form 10-K filed on July 19, 1999.

2. The fiscal year end of the Company is the last Saturday in April. The third quarter of fiscal year 2000 and 1999 represent the 13 weeks ended January 29, 2000 and January 23, 1999, respectively. The first nine months of fiscal year 2000 include 40 weeks while the first nine months of fiscal year 1999 include 39 weeks.

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

6. Total comprehensive income was $17,625 and $47,275 for the three and nine months ended January 29, 2000 and $14,084 and $34,628 for the three and nine months ended January 23, 1999, respectively.

7. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                               Three Months Ended      Nine Months Ended
                                               -------------------   --------------------
                                               Jan. 29,   Jan. 23,   Jan. 29,    Jan. 23,
                                                 2000       1999      2000         1999
                                               --------   --------   --------    --------
Denominator:
  Denominator for basic earnings per
    share - weighted-average shares             33,687     33,360      33,672     33,325

  Effect of dilutive securities:
    Director Stock Option Plan                      62         60          61         57
    Employee Stock Purchase Plan                     4          5           5          5
    Capital Accumulation Plan                       44         47          45         45
                                                ------     ------      ------     -------

  Dilutive potential common shares                 110        112         111        107
                                                ------     ------      ------     ------

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions              33,797     33,472      33,783     33,432
                                                ======     ======      ======     ======


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                    Three Months Ended     Nine Months Ended
                                   --------------------   -------------------
                                   Jan. 29,    Jan. 23,   Jan. 29,   Jan. 23,
                                     2000        1999       2000       1999
                                   --------    --------   --------   --------

Net sales ........................   100.0%     100.0%     100.0%     100.0%
Cost of sales ....................    62.9%      62.7%      63.2%      63.0%
                                     -----      -----      -----      -----

Gross profit .....................    37.1%      37.3%      36.8%      37.0%
Operating expenses ...............    27.1%      28.0%      27.6%      28.3%
                                     -----      -----      -----      -----

Operating income .................    10.0%       9.3%       9.2%       8.7%
Other income and expense, net ....     0.6%       0.3%       0.5%       0.3%
                                     -----      -----      -----      -----

Income before income taxes .......    10.6%       9.6%       9.7%       9.0%
Income taxes .....................     4.0%       3.6%       3.6%       3.4%
                                     -----      -----      -----      -----

Net income .......................     6.6%       6.0%       6.1%       5.6%
                                     =====      =====      =====      =====


QUARTER ENDED JANUARY 29, 2000 COMPARED TO QUARTER ENDED JANUARY 23, 1999.

          Net Sales. Net sales increased 13.0% to $260.2 million for the three months ended January 29, 2000 ("Current Quarter") from $230.2 million for the three months ended January 23, 1999 ("Prior Quarter"). All product categories contributed to the sales increase. Sales of dental sundry products increased 16.3% due primarily to an increase in the customer base and a 9 percent year-to-year increase in the sales force. Equipment sales increased 5.3% over the Prior Quarter despite an equipment financing promotion in 1999 that benefited the Prior Quarter. Sales of Colwell printed office products were up 29.8%, which included the February 1999 acquisition of Professional Business Systems ("PBS"). Excluding the impact of PBS, sales were up 6.2%. EagleSoft software and related product sales were up 29.5%. Sales in Canada improved 31.3%, benefiting from an improving economy.

          Gross Profit. Gross profit margin declined to 37.1% for the Current Quarter from 37.3% for the Prior Quarter. The 20 basis point gross margin decrease was due primarily to the absence of certain buying opportunities that were available last year. Gross profit increased 12.3% to $96.4 million for the Current Quarter from $85.8 million for the Prior Quarter. The increase in gross profit was due to increased sales.

          Operating Expenses. Operating expenses increased 9.5% to $70.4 million for the Current Quarter from $64.3 million for the Prior Quarter. The increase in operating expenses was principally related to the higher sales volume and greater occupancy costs. Operating expenses as a percent of sales, however, decreased from 28.0% in the Prior Quarter to 27.1% in the Current Quarter.

          Operating Income. Operating income increased 20.8% to $26.0 million for the Current Quarter from $21.5 million for the Prior Quarter. Operating income as a percent of net sales increased from 9.3% to 10.0%, due to improved operating leverage.

          Finance Income. Finance income, net of expenses, was $1.3 million for the Current Quarter compared to $.5 million for the Prior Quarter. Finance income increased $.8 million due primarily to higher average short-term investments of cash.

          Income Taxes. The effective income tax rate decreased slightly to 37.4% for the Current Quarter from 37.7% for the Prior Quarter.

          Net Income. Net income was $17.2 million, up $3.5 million or 25.1% from $13.7 million reported in the second quarter of last year due to the factors discussed above.

          Earnings Per Share. Earnings per share were 51 cents which represents a 10 cent or 24.4% increase over the same quarter a year ago.


NINE MONTHS ENDED JANUARY 29, 2000 COMPARED TO NINE MONTHS ENDED JANUARY 23,
1999.

          Net Sales. Net sales increased 18.6% to $763.2 million for the nine months ended January 29, 2000 ("Current Period") from $643.6 million for the nine months ended January 23, 1999 ("Prior Period"). The Current Period includes 40 weeks versus 39 weeks in the Prior Period. Excluding the impact of the additional week, sales increased approximately 16%. Sales references in parentheses exclude the additional week. Sales of consumables increased 19.4%(16%) due primarily to contributions from an expanded sales force and an increase in the number of customers. Equipment sales increased 14.4%(12%) due to strong demand across all product lines. Sales of printed office products through Colwell Systems were up 33.9%. Excluding the impact of the acquisition of PBS and the additional week sales increased approximately 6%. An expanded product offering and better account penetration by the dental sales force were the major factors contributing to the increase. Sales of EagleSoft software and related services increased 51.1%(47%) as customers upgraded their systems to be year 2000 compliant.

          Gross Profit. Gross profit margin decreased to 36.8% for the Current Period from 37.0% for the Prior Period due primarily to the absence of certain buying opportunities that were available last year. Gross profit increased 17.8% to $280.7 million for the Current Period from $238.4 million for the Prior Period. The increase in gross profit was due primarily to the increase in sales volume.

          Operating Expenses. Operating expenses increased 15.6% to $210.3 million for the Current Period from $181.9 million for the Prior Period. The majority of the increase in operating expenses was related to greater sales volume, incentive compensation and higher health care costs. Operating expenses as a percent of sales declined from 28.3% to 27.6% due to improved operating leverage.

          Operating Income. Operating income increased 24.8% to $70.4 million for the Current Period from $56.4 million for the Prior Period. As a percent of net sales, operating income increased from 8.7% to 9.2%, due to better leverage of the Company's infrastructure.

          Finance Income. Finance income, net of expenses, was $3.3 million for the Current Period compared to $1.3 million for the Prior Period. Finance income increased $2.0 million due primarily to increased average short-term investments of cash.

          Income Taxes. The effective income tax rate decreased to 37.4% for the Current Period from 37.9% for the Prior Period as a result of operating profit in Canada and utilization of tax-loss carryforwards in that country.

          Net Income. Net income was $46.5 million, up $10.6 million or 29.6 % from $35.9 million reported in the first nine-months of last year due to the factors discussed above.

          Earnings Per Share. Diluted earnings per share were $1.38 which represents a 31 cent or 29.0% increase over the same period a year ago.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remains strong. Cash generated from operating activities was the principal source of funds during the nine months ended January 29, 2000 and was used primarily to invest in working capital and fund capital expenditures.

     Operating activities generated cash of $41.6 million in the first nine months of 2000, compared to the same period in 1999 where operating activities provided cash of $3.3 million. The increase of $38.3 million was due to a number of favorable factors, including a $10.6 million increase in net income, a decrease in accounts receivable, resulting from a special equipment financing program which ended in the third quarter of 1999 and a change in the timing of accounts payable payments. This was offset by an increase in inventory resulting from safety stock purchases for Y2K and the temporary duplication of the new distribution center inventory build-up. Both of these factors will be worked through the system by the end of the fiscal year. Inventory turnover did increase from 6.1 turns at January 23, 1999 to 6.3 turns at January 29, 2000.

     Capital expenditures for the first nine months of 2000 were $12.7 million compared with $5.3 million for the same period in 1999. The increase reflects spending for the new distribution center which came on line in February 2000.

     The investment in equipment contracts resulted from the decision to hold, as opposed to sell, $20.1 million of equipment contracts receivable, $14.9 million of which was classified as a long-term asset on the balance sheet. If these contracts had been sold the proceeds would have been invested in short-term investment instruments. By holding the contracts, the return to the Company is enhanced without a significant increase in risk.

     In September 1999, the Board of Directors authorized the repurchase of up to one million shares of our common stock. For the nine months ended January 29, 2000, the Company repurchased 90,000 shares for $3.8 million.

     Available liquid resources at January 29, 2000 consisted of $88.5 million of cash and short-term investments and $23.2 million available under existing bank lines at January 29, 2000. The Company believes that cash and short-term investments and the remainder of its credit lines are sufficient to meet any existing and presently anticipated cash needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.

IMPACT OF YEAR 2000

     In prior quarters, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its major information technology and technology reliant operating systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and technology reliant operating systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


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


                                        PATTERSON DENTAL COMPANY
                                        (Registrant)

Dated: March  13, 2000

                                        By: /s/ R. Stephen Armstrong
                                            -----------------------------------
                                            R. Stephen Armstrong
                                            Executive Vice President, Treasurer
                                              and Chief Financial Officer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)