Form 10-K405
period 2000-04-29
PATTERSON DENTAL CO
filed 2000-07-25
CIK 891024

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2000

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of July 14, 2000, was approximately $ 1,195,129,382.

As of July 14, 2000, there were 67,400,118 shares of Common Stock of the registrant issued and outstanding.

                       Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

             Document Incorporated                         Part of Form 10-K
             ---------------------                         -----------------
Proxy Statement for 2000 Annual Meeting of Shareholders         Part III

                                 FORM 10-K INDEX

                                                                            Page

PART I........................................................................2
  Item 1.  BUSINESS...........................................................2
  Item 2.  PROPERTIES.........................................................9
  Item 3.  LEGAL PROCEEDINGS.................................................10
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

PART II......................................................................11
  Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS.............................................11
  Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA..............................11
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................12
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........16
  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................17
  Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................... 31

PART III.....................................................................31
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................31
  Item 11. EXECUTIVE COMPENSATION............................................31
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....31
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................31

PART IV......................................................................31
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K........................................................31

SIGNATURES...................................................................33

SCHEDULE II..................................................................34

INDEX TO EXHIBITS............................................................35

6                                    PART I

1.   BUSINESS

     Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes forward-looking statements. Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Operating Results, for a discussion of certain factors which could in the future affect the Company's actual operating results which could differ materially from those expressed in any forward-looking statements.

General

     Patterson Dental Company ("Patterson" or the "Company") is one of the two largest distributors of dental products in North America. The Company, a full-service, value-added supplier to dentists, dental laboratories, institutions, physicians, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); advanced technology dental equipment; practice management software; and office forms and stationery. The Company offers its customers a broad selection of dental products including more than 82,500 stock keeping units ("SKU's") of which approximately 2,800 are private-label products sold under the Patterson name. Patterson also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Direct Dental Supply Co.; Patterson Dental Canada, Inc.; Patterson Dental Supply, Inc.

     The Company markets its dental products and services through over 1,000 direct sales representatives, 161 of whom are equipment specialists, operating from 94 sales offices in the United States and Canada. The Company processes nearly 12,000 customer orders each business day using a computerized order processing network that links the Company's sales offices and 11 distribution centers. The Company estimates that 96% of its consumable goods orders are shipped complete within 24 hours. To support its marketing efforts and facilitate order entry, Patterson publishes a catalog containing approximately 15,000 dental products; a semiannual publication, Patterson Today, featuring dental equipment; and periodic direct mail advertisements highlighting popular and specially priced items. Customers may order through a sales representative or directly from the Company electronically through various media, including the Internet, or by mail or telephone.

     Patterson Dental Company was founded by M.F. Patterson in 1877. In May 1985, the Company's management and certain investors purchased the Company from a subsidiary of The Beatrice Companies, Inc. Patterson became a publicly traded company in October 1992. Net sales have increased from $165.8 million in fiscal 1986 to $1,040.3 million in fiscal 2000, operating margins have increased every year since fiscal 1985 and profitability has increased from an operating loss in fiscal 1986 to operating income of $97.5 million in fiscal 2000.


Industry Background

     Total expenditures for dental services in the United States increased from $13 billion in 1980 to $57 billion in 1999. Domestic dental care expenditures are projected by the Health Care Financing Administration to grow 6% annually, reaching $93 billion by the year 2008. The Company believes that the demand for dental services and dental equipment and supplies will continue to be influenced by the following factors:

     o    Demographics. The U.S. population grew from 235.1 million in 1980 to
          272.8 million in 1999, and is expected to reach 295.0 million by 2008. The median age of the population is also increasing and Patterson believes that older dental patients spend more on a per capita basis for dental services.

     o Dental products and techniques. Technological developments in dental products have contributed to advances in dental techniques and procedures, including cosmetic dentistry and dental implants.

     o Demand for certain dental procedures. Demand is growing for preventive dentistry and periodontic (the treatment of gums), endodontic (root canals), orthodontic (braces) and other dental procedures which enable patients to keep their natural teeth longer and improve their appearance.

     o Demand for infection control products. Greater public awareness and new regulations and guidelines instituted by OSHA, the American Dental Association and state regulatory authorities have resulted in increased use of infection control (asepsis) products such as protective clothing, gloves, facemasks and sterilization equipment to prevent the spread of communicable diseases such as AIDS, hepatitis and herpes.

     o Coverage by dental plans. An increasing percentage of dental services are being funded by private dental insurance. The Health Care Financing Administration statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 50% of the $57 billion in total expenditures for 1999 as compared to approximately 30% of the $13 billion in total expenditures for 1980.

     See, Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results.

     According to the American Dental Association, there are over 150,000 dentists practicing in the United States in approximately 113,000 dental practices, representing a fragmented, geographically diverse market. There are approximately 17,000 licensed dentists in Canada according to the Canadian Dental Association. Dental supplies and equipment are purchased by dentists from full-service dental distributors such as Patterson, through mail order distributors, or, as to certain products, directly from manufacturers. Full-service distributors typically employ a sales force to make calls on dental offices and to provide quick response time, personal attention and product knowledge. With the introduction of new products and technologies, dentists are demanding more sophisticated, personalized service from distributors of dental products. The Company believes that it is well positioned to compete as a full-service distributor of dental products, based primarily on its qualified and motivated sales force, experienced service technicians, broad range of products and services, accurate and timely delivery, strategic location of sales offices and distribution centers, and competitive pricing.


Patterson's Strategy

     Patterson's objective is to remain a leading national distributor of dental supplies, equipment and related services while continuing to improve its profitability and enhance its value to customers. To achieve this objective, Patterson has adopted a strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions.

     Emphasizing Value-Added, Full-Service Capabilities. Patterson believes that its customers value full service and responsive delivery of quality supplies and equipment, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services. Patterson currently supplies its full line of dental supplies from distribution centers located strategically throughout the United States. The Company's knowledgeable sales representatives and equipment specialists assist customers in the selection and purchasing of supplies and equipment and provide consultation on office design, equipment requirements and financing. Equipment installation, maintenance and repair are performed by Patterson's trained service technicians.

     Using Technology, Including the Internet, to Enhance Customer Service. The Company has been in E-commerce since 1987 when it first introduced Remote Order Entry (REMOTM). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers five systems, REMOSM, REMO-NetSM, REMO-WareSM, PDXpress(R) and PassPortSM Plus. These systems are used by customers as well as the Company's sales force. Over the years, the number of orders transmitted electronically has grown steadily to approximately 50% of Patterson's consumable dental products volume or $310 million in fiscal year 2000.

     The Company's current Internet system, REMO-NetSM, in addition to on-line ordering capabilities, provides order status and shipment tracking, product look-up, comparison shopping, new product introduction and access to "Patterson Today" articles. Longer term, the goal of the Company's Internet strategy will be to distribute information and service related products over the Internet to enhance customers' practices and to increase sales force productivity. Over the next year the Company plans to augment its Internet system with an enhanced order entry process, continuing education products, manufacturers' product information, an office design application and a tool to provide real time customer and Company information to the Company's sales force.

     For those customers not using the Internet, the Company offers four alternative products. REMOSM and REMO-WareSM give customers direct and immediate ordering access through a personal computer to a database containing Patterson's complete inventory. PDXpress(R) is a handheld order entry system that eliminates handwritten order forms by permitting a user to scan a product bar code from an inventory tag system or from Patterson's bar-coded catalog. PassPortSM Plus is a smart phone which incorporates automated ordering and bar-code scanning with credit card processing. These systems are provided at no additional charge to customers who maintain certain minimum purchase requirements.

     Continuing to Improve Operating Efficiencies. Patterson continues to implement programs designed to improve operating efficiencies. These programs include enhancing its management information and product handling systems and consolidating its distribution centers to improve product availability and to reduce redundancies in personnel, equipment and certain inventories. In addition, by offering its electronic order entry systems to customers, Patterson enables its sales representatives to spend more time with existing customers and to call on additional customers.

     Growing through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental products distribution industry. Over the past thirteen years the Company has made the following acquisitions:

     Dental distribution acquisitions in the United States

     o In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 2000, Patterson acquired the customer base and certain assets of 22 smaller dental dealers throughout the United States. This past year the Company acquired Guggenheim Brothers Dental Supply Company of Los Angeles, California; Kentucky Dental Supply of Lexington, Kentucky; and Barr Dental Supply located in Medford, Oregon.

     Dental distribution acquisitions in Canada

     o In October 1993, the Company completed the acquisition of Healthco International, Inc.'s Canadian subsidiary, Healthco Canada, Inc. Now known as Patterson Dental Canada, Inc., this subsidiary, which the Company believes is one of the two largest full-service dental products distributors in Canada, employs approximately 423 people, 115 of whom are sales representatives. In August 1997, the Company acquired Canadian Dental Supply Ltd. which expanded the Company's market share in British Columbia, Alberta, Saskatchewan and Ontario.

     Printed office products acquisitions

     o In October 1996, the Company acquired the Colwell Systems division of Deluxe Corporation. Colwell Systems produces and sells a variety of printed office products used in medical and dental offices. In February 1999, the Company acquired Professional Business Systems, Inc. (PBS), Colwell's largest supplier, to expand production capacity and gain a commissioned sales force to service the medical market.

     Software acquisitions

     o In July 1997, the Company acquired EagleSoft, Inc., a developer and marketer of Windows(R)-based practice management software for dental offices. EagleSoft is located in Effingham, Illinois.

     The Company has operations in the U.S. and Canada and conducts business in one segment, dental distribution. This segment is comprised of the Company's dental supply, printed office products and software groups. Approximately half of the printed office products are sold to non-dental healthcare practitioners. The following table shows the approximate percentages of net sales contributed by sales category for the last three fiscal years:

                                                 2000         1999         1998
                                                 ----         ----         ----
Consumable Dental and Printed Products.........   64%           64%          64%
Equipment and Software.........................   28            28           27
Other  (1).....................................    8             8            9
                                                 ---           ---          ---
         Total.................................  100%          100%         100%
                                                 ===           ===          ===

(1)  Consists of other value-added products and services.


Consumable Dental and Printed Products

     Dental Supplies. Patterson offers a broad product line of consumable dental supplies such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); hand instruments; sterilization products; infection control products such as protective clothing, gloves and facemasks; paper, cotton and other disposable products; toothbrushes and a full line of dental accessories including instruments, burs, and diamonds. Patterson markets its own private label line of dental supplies including anesthetics, instruments, preventive and restorative products, and cotton and paper products. Compared to most name brand supplies, the private label line provides lower prices for the Company's customers and higher margins for the Company.

     Printed Products. The Company provides a variety of printed products, office filing supplies, and practice management systems to office-based healthcare providers including medical and dental offices. Products include custom printed products, insurance and billing forms, stationery, envelopes and business cards, labels, file folders, appointment books and other stock office supply products. Products are sold through three channels:

     o    The Company's dental distribution sales force
     o    Catalogs distributed to over 160,000 customers several times a year
     o    A dedicated office products sales organization, acquired with PBS

     All three channels are supported by a telemarketing staff located in Champaign, Illinois. Orders are received by telephone, through the mail or electronically from the dental distribution order processing system.

     The printed office products group employs 533 people and operates from two facilities located in Champaign, Illinois, and one in Roselle, Illinois. The largest facility is an 86,200-square-foot printing plant located in Champaign specializing in short-run printing and custom printed products. The other facility in Champaign serves as its distribution center for its stock items, the call center for its telemarketing group and administrative offices. The Roselle facility is a 32,000-square-foot building that houses printing, assembly, distribution and sales operations.


Equipment and Software

     Equipment. Patterson offers a wide range of dental equipment products including x-ray machines, high-and low-speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company also distributes newer technology equipment that provides customers with the tools to improve productivity and patient satisfaction. Examples of such innovative and high-productivity products include the CEREC product family, a chair side restoration system; air abrasion systems; digital x-rays; the Welch Allyn Reveal(R) intraoral camera; and the Triangle Sterilization Center. The Company recently announced its strategic distribution agreement with Schick Technologies, a leading supplier of digital sensors in the industry.

     Software. The Company develops and markets practice management software for dental professionals. Products include software for scheduling, billing, charting and storage/retrieval of digital images. The Company also sells software products developed by third parties including Sidexis by Sirona, Dimax2 by Planmeca and VixWin by Gendex. These value-added products are designed to help achieve office productivity improvements which translates into higher profitability for the customer. To support its customers as they continue to integrate newer technology into their dental practice, the Company is establishing the Patterson Technology Call Center at EagleSoft to assist customers with problems or questions related to digital software integration. A key element of the Company's strategy is to provide seamless integration of digital imaging products with practice management software so that customers can quickly store, retrieve and transfer images. The Company has also realigned its EagleSoft sales force to report directly to Patterson's sales offices. As Patterson technology representatives they will team with other sales representatives and be responsible for selling digital products as well as practice management software. EagleSoft has a total of 124 employees, of whom 94 are dedicated to software development, sales and product support.


Other

     Software Services. The Company offers a variety of services to complement its software products such as service agreements, electronic claims processing and billing statement processing. These services provide value to customers by allowing them to receive payments more rapidly while obtaining greater productivity.

     Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and Patterson's 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance service for all dental equipment, whether or not purchased from Patterson, including 24-hour handpiece repair service. Patterson's 793 service technicians call on dental offices throughout the United States and Canada. A computerized scheduling, tracking and billing system documents and instantly retrieves customer repair histories, and helps Patterson to keep frequently needed repair items in inventory.

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

     Equipment Financing. The Company provides a variety of options to fulfill its customers' financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party, or will arrange a leasing program with an outside party. These alternatives allow the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2000, the Company originated over $85 million of equipment finance contracts.

     Equipment leasing is provided by Banc of America Vendor Finance, a unit of BankAmerica, pursuant to an agreement entered into in July 1993. Applications for financing originated by the Company are reviewed by Banc of America Vendor Finance, which upon approval may purchase the equipment and lease it to the customer or purchase an installment sale contract from the Company without recourse. In November 1998, Patterson entered into a finance referral agreement with The Matsco Companies. Referral fees are received for financing contracts that are initiated by Patterson. There are no recourse provisions under this agreement.

     The Company has entered into a combined Contract Purchase and Revolving Credit Agreement with U.S. Bank National Association, under which U.S. Bank National Association and three additional banks committed to purchase from the Company, on a limited recourse basis, the Company's installment sale contracts secured by dental equipment. The Company continues to service the accounts. As of April 2000, the combined Contract Purchase Agreement and unsecured revolving credit facility with the banks allows for a maximum credit line of $100 million. As of April 29, 2000, contracts with an outstanding principal balance of $84.6 million had been sold under the Contract Purchase Agreement. The Company had no outstanding borrowings under the Revolving Credit Agreement.


Sales and Marketing

     During fiscal 2000, Patterson sold consumable dental products in the U.S. and Canada to over 100,000 customers who made one or more purchases of supplies during the year. Patterson's customers include dentists, dental laboratories and institutions. No single customer accounted for more than 1% of sales during fiscal 2000, and Patterson is not dependent on any single customer or geographic group of customers.

     A primary component of the Company's value-added approach is its sales force. Due to the fragmented nature of the dental products market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. Each representative works within an assigned sales territory from one of 94 sales offices under the supervision of a branch sales manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some representatives receiving a base salary and commission.

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


Distribution

     Patterson ships its dental supplies and printed office products from 11 distribution centers with 486 warehouse employees. The Company's dental sales offices are configured with display areas where the latest dental equipment can be demonstrated. Equipment inventory is also staged at sales offices before delivery to dental offices for installation.

     Orders for consumable supplies can be placed by telephone or electronically 24 hours a day, seven days a week. All orders are routed through the Company's centralized computer ordering, shipping and inventory management system, which is linked to each of the Company's strategically located distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs shipment of the item from another center. Rapid and accurate order fulfillment is another principal component of the Company's value-added approach. The Company estimates that 96% of its consumable goods orders are shipped complete within 24 hours. The Company believes it averages only one error per every 1,150 items ordered.

     In order to assure the availability of the Company's broad product lines for prompt delivery to customers, the Company must maintain sufficient inventories at its distribution centers. Purchasing is centralized and inventory levels are managed by the purchasing department using a real-time perpetual inventory system. The Company's inventory consists mostly of dental supply items; equipment is generally custom-ordered for customers. By utilizing its computerized inventory management and ordering systems, the Company is able to accurately predict inventory turns in order to minimize inventory levels for each item.


Sources of Supply

     Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. Recently, the Company began a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2000, the Company processed 40% of its vendor invoices using EDI capabilities. In addition, by April of this year 38% of Patterson's purchase order activity was conducted employing EDI, which represented almost 60% of purchase order dollars placed in April. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

     The Company obtains dental products from approximately 1,100 vendors. In addition, the Company has exclusive distribution agreements with several quality dental equipment manufacturers including Sirona on the CEREC, Triangle for sterilization centers, and Welch-Allyn for intraoral cameras. The Company is the only national dealer for A-dec equipment, including chairs, units and cabinetry. In fiscal 2000, the Company's top 10 vendors and single largest vendor accounted for approximately 46% and 12%, respectively, of the cost of products sold. There is more than one source of supply for almost all of the categories of products sold by the Company.

Competition

     The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service distributors and mail-order distributors. In addition to Patterson and one other national, full-service firm, Henry Schein, Inc., there are at least 20 full-service distributors which operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end-users, and thereby eliminate the role of the Company. Patterson believes that it competes with full-service distributors, mail-order distributors and direct-sellers based primarily on its qualified and motivated sales force, experienced service technicians, broad range of products and services, accurate and timely delivery, strategic location of sales offices and distribution centers, and competitive pricing.

     The Company also experiences competition in Canada. Principal competitors include two national, full-service distributors Ash Temple and Arcona, a division of Henry Schein, Inc. The Company believes it competes in Canada on essentially the same basis as in the United States.


Trademarks

     Patterson has registered with the United States Patent and Trademark Office the marks "Patterson" and "PDXpress." The Company believes that the Patterson mark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company.


Employees

     As of April 29, 2000, the Company employed 3,789 people in the United States and Canada on a full-time basis. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson's employees is subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.


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


Executive Officers of the Registrant

     Set forth below are the names, ages and positions of the executive officers of the Company.

    Peter L. Frechette       62    President and Director-Patterson Dental
                                   Company
    R. Stephen Armstrong     49    Executive Vice President and Treasurer-
                                   Patterson Dental Company
    James W. Wiltz           55    Vice President-Patterson Dental Company and
                                   President-Patterson Dental Supply, Inc.
    Mary H. Baglien          57    Vice President, Human Resources - Patterson
                                   Dental Company
    Lynn E. Askew            39    Vice  President, Management Information
                                   Systems-Patterson Dental Company
    Gary D. Johnson          53    Vice President, Sales-Patterson Dental
                                   Supply, Inc.
    R. Reed Saunders         52    Vice President-Patterson Dental Supply, Inc.
                                   and President-Colwell Systems
    Normand Senecal          55    President-Patterson Dental Canada, Inc.

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

     R. Stephen Armstrong was elected Executive Vice President, Treasurer and Chief Financial Officer of the Company effective July 31, 1999. Prior to joining Patterson, Mr. Armstrong had been an Assurance Partner with Ernst & Young LLP. Ernst & Young LLP is currently the Company's independent public auditor.

     James W. Wiltz has been a Vice President of the Company since prior to its acquisition from The Beatrice Companies, Inc. and has been employed by Patterson since September 1969, initially as a territory sales representative, then an equipment specialist and later a branch manager. In 1980, Mr. Wiltz was appointed Vice President of the Midwestern Division and was appointed Vice President, Sales and Distribution in 1986.

     Mary H. Baglien joined Patterson Dental Company in November of 1977 as Sales Training Director. In 1981 Ms. Baglien became Director of Human Resources and continued in that capacity until June of 1998, when she was named Vice President of Human Resources.

     Lynn E. Askew became Vice President, Management Information Systems, on September 1, 1999. Mr. Askew joined Patterson in 1994 as Manager, Distributed Systems, and was promoted to Director, Systems and Development in 1996. Prior to joining Patterson, Mr. Askew provided advanced technology consulting and project management services to various organizations, including Patterson.

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

     Normand Senecal has been President of the Company's Canadian subsidiary Patterson Dental Canada Inc., since it was acquired from Healthco International, Inc. in 1993. Mr. Senecal was employed by Healthco Canada since 1982 as Vice President, Sales and Marketing, and President.


2.   PROPERTIES

     The Company's principal executive offices are owned and located in St. Paul, Minnesota.

     Distribution facilities are located in California, Florida, Illinois, Indiana, Iowa, Pennsylvania, Texas, Washington and Canada. Approximately 75%, or 378,000 square feet, of the total distribution space is owned by the Company and the balance is leased.

     The Company also maintains sales and administrative offices inside the United States at 85 locations in 45 states and outside the United States at 11 locations in Canada. All of these locations are leased. The Company has 2 owned manufacturing facilities, which are used in the Colwell division.

     In management's opinion, all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. Currently, the Company does not have substantial idle facilities.

3.   LEGAL PROCEEDINGS

     The Company has been involved in various product-related and employment-related legal proceedings arising in the ordinary course of business. Some of these proceedings involve product liability claims arising out of the use of dental products manufactured by third parties and distributed by the Company. The Company believes that if any such product liability cases are determined in favor of the claimants, the manufacturers of such products would have primary responsibility for any damages because Patterson is a distributor of finished goods manufactured by third parties. In the event a manufacturer of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company could have liability for the entire judgment.

     Among the product liability cases in which the Company is currently a defendant, sixteen involve claims by healthcare workers claiming damages from allergic reactions from exposure to latex gloves distributed by the Company. In each of these cases the Company acted as a distributor of "Patterson" private label gloves manufactured by third parties, as well as gloves bearing the brand names of other suppliers. In each of these cases the Company intends to seek indemnification from or assert claims against the glove manufacturers pending completion of product identification.

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


4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the three-month period ended April 29, 2000.

                                     PART II

5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the Nasdaq Stock Market(R) under the symbol PDCO.

     The following table sets forth the range of high and low sale prices for the Company's common stock for each full quarterly period within the two most recent fiscal years. Sales prices are adjusted for the two-for-one stock split on June 13, 2000. See Note 1, "Earnings per Share," to the Consolidated Financial Statements.

                                                             High        Low
                                                             ----        ---
      Fiscal 1999
         First Quarter...............................      $19.75      $14.50
         Second Quarter..............................      $19.63      $14.75
         Third Quarter...............................      $23.19      $18.31
         Fourth Quarter..............................      $22.88      $16.56

                                                            High       Low
                                                            ----       ---
      Fiscal 2000
         First Quarter...............................      $21.00      $16.75
         Second Quarter..............................      $25.06      $18.38
         Third Quarter...............................      $24.13      $19.44
         Fourth Quarter..............................      $24.75      $16.25


     On July 14, 2000, the number of holders of record of common stock was 2,573. The transfer agent for the Company's common stock is Wells Fargo Bank Minnesota, NA, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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


6.   SELECTED CONSOLIDATED FINANCIAL DATA
     (In thousands, except per share amounts)

                                                                                    Fiscal Year Ended
                                                          -------------------------------------------------------------------------
                                                            April 29,     April 24,       April 25,       April 26,      April 27,
                                                             2000           1999              1998          1997(2)         1996(2)
                                                          ----------     ----------     -------------    ----------     -----------
Statement of Operations Data:
----------------------------
Net sales                                                  $1,040,348       $878,773       $778,169        $687,895       $606,983
Cost of sales                                                 657,302        552,937        488,279         440,262        392,091
                                                           ----------       --------       --------        --------       --------
Gross profit                                                  383,046        325,836        289,890         247,633        214,892
Operating expenses                                            285,587        248,364        225,508         196,448        170,958
                                                           ----------       --------       --------        --------       --------
Operating income                                               97,459         77,472         64,382          51,185         43,934
Other income (expense) - net                                    5,540          2,239          1,324           1,119          1,711
                                                           ----------       --------       --------        --------       --------
Income before income taxes                                    102,999         79,711         65,706          52,304         45,645
Income taxes                                                   38,527         29,815         24,937          19,687         16,997
                                                           ----------       --------       --------        --------       --------
Net income                                                  $  64,472       $ 49,896       $ 40,769        $ 32,617       $ 28,648
                                                           ==========       ========       ========        ========       ========

Earnings per share - diluted(1)                                $ 0.95       $   0.75       $   0.61        $   0.50       $   0.43
                                                           ----------       --------       --------        --------       --------
Weighted  average dilutive potential
   shares outstanding(1)                                       67,544         66,993         66,325          65,379         64,954
                                                           ----------       --------       --------        --------       --------
Dividends per common share                                         --             --             --              --             --

Balance Sheet Data:
-------------------
Working capital                                              $238,502       $187,952       $133,256        $ 96,893       $114,883
Total assets                                                  451,976        373,250        316,373         255,311        212,973
Total debt                                                      1,719          2,097          7,202          10,792         10,681
Stockholders' equity                                          330,470        265,199        210,303         163,662        127,852

(1) Amounts are adjusted for two-for-one stock split on June 13, 2000 and three-for-two stock split on January 12, 1998. See Note 1, "Earnings per Share," to the Consolidated Financial Statements.
(2) Consolidated results have been restated to include the operations of Canadian Dental Supply, Ltd. acquired in August 1997, and accounted for as a pooling-of-interests. See Note 2, "Acquisitions," of the Consolidated Financial Statements.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Patterson has established certain operating goals, which include increasing sales four percentage points faster than the average industry growth rate and achieving net income growth of 20% on average. In fiscal 2000 the Company had advised that it believed it could increase revenues by as much as six percentage points greater than the industry growth rate which it believes is 7% to 9%. The Company exceeded these goals in fiscal year 2000, reporting an 18.4% increase in sales, a 29.2% increase in net income, and a 50 basis point expansion in net margin versus fiscal 1999.

     Over the recent five-year period, sales have grown 13.2% and net income advanced 21.0% compounded annually. Net income over the five years benefited from cost controls that reduced operating expenses in relation to sales to 27.4% of sales in fiscal 2000 versus 28.2% in fiscal 1996, and improved gross profit margin that was 36.8% in fiscal 2000 compared with 35.4% in fiscal 1996.

     The Company's effective strategy for growth has focused on internal growth and the acquisition of smaller dental distributors to achieve a broader customer base and expanded direct sales representation. The acquisition strategy also featured the addition of complementary product lines, such as supplies and forms for the dentist's front office, and practice management software. Over the last five years, Patterson completed 14 acquisitions of companies with annual sales of $164.3 million and gained a total of 145 sales representatives. The Company estimates its internal growth excluding acquisitions was approximately 10% during this period. The number of direct sales representatives has increased 36% since fiscal 1996, and sales per direct sales representative have increased more than 23%, evidencing the effectiveness of the Company's strategies.

     The Company operates in one segment, dental distribution. The Company distributes consumable supplies, equipment, printed office products, services and software primarily to dental professionals in the U.S. and Canada.


Results of Operations

     The following table summarizes the results of operations over the past three fiscal years as a percent of sales:

                                      2000              1999             1998
                                     ------            ------           ------
   Net sales                         100.0%            100.0%           100.0%
   Cost of sales                      63.2%             62.9%            62.7%
                                     -----             -----            -----
   Gross profit                       36.8%             37.1%            37.3%
   Operating expenses                 27.4%             28.3%            29.0%
                                     -----             -----            -----
   Operating income                    9.4%              8.8%             8.3%
   Other income                        0.5%              0.3%             0.1%
                                     -----             -----            -----
   Income before taxes                 9.9%              9.1%             8.4%
   Income taxes                        3.7%              3.4%             3.2%
                                     -----             -----            -----
   Net income                          6.2%              5.7%             5.2%
                                     =====             =====            =====

Fiscal 2000 Compared to Fiscal 1999

     Net Sales. Net sales for fiscal 2000 increased 18.4% to $1,040.3 million from $878.8 million in fiscal 1999. Results for fiscal 2000 are based on a 53-week year versus 52 weeks in 1999. Excluding the impact of the additional week, sales increased approximately 16%. Significant improvements in Canada, acquisitions and increases in both sales representatives and customer base were the primary contributors to the sales increase. In fiscal 2000, Patterson Dental Canada sales increased by 18.5% to $88.6 million. Acquisitions added approximately $18.6 million or 2 percentage points to the overall sales increase. During 2000 the Company's sales force grew by 60 representatives and the total number of customers who purchased supplies from the Company increased approximately 16%. Sales mix was consistent with prior year. Sales references in parentheses exclude the additional week. Sales of dental and printed products increased 19.0% (17%) due primarily to contributions from an expanded sales force, an increase in the number of customers and the PBS acquisition. Excluding the impact of the acquisition of PBS, and the additional week, consumable dental products were up 14.5%. Equipment and software sales increased 18.5% (17%) due to strong demand across the equipment product lines and incremental software sales from customers upgrading their systems to be year 2000 compliant. Other revenues increased 13.0% (11%) reflecting growth in equipment repair and maintenance services and electronic claims processing and software service contract sales.

     Gross Profit. Gross profit margin decreased to 36.8% in fiscal 2000 from 37.1% in 1999 due primarily to the absence of certain buying opportunities that were available last year. Point-of-sale margins were the same as fiscal 1999. Gross profit increased 17.6% to $383.0 million for fiscal 2000. The increase in gross profit was due primarily to the increase in sales volume.

     Operating Expenses. Operating expenses increased 15.0% to $285.6 million for fiscal 2000 from $248.4 million in 1999. The majority of the increase in operating expenses was related to greater sales volume, incentive compensation and higher healthcare costs. Operating expenses as a percent of sales declined from 28.3% to 27.4% reflecting increased productivity across all business lines.

     Operating Income. Operating income increased 25.8% to $97.5 million for fiscal 2000 from $77.5 million for fiscal 1999. The Company was able to leverage its infrastructure against the strong sales increase which improved the operating margin to 9.4% of sales versus 8.8% reported a year ago.

     Finance Income. Finance income, net of expenses, was $5.5 million for fiscal 2000 compared to $2.2 million for fiscal 1999. Finance income increased due primarily to increased average short-term investments of cash.

     Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

     Net Income. Net income increased to $64.5 million, up $14.6 million or 29.2% over last year due to strong sales performance and the improved utilization of the Company's cost structure.

     Earnings Per Share. Diluted earnings per share increased to $0.95 versus $0.75 reported a year ago, a 20 cent or 26.7% increase. Intuitively earnings were increased by the additional week in fiscal 2000; however, the impact on earnings of that additional week cannot be reasonably measured.


Fiscal 1999 Compared to Fiscal 1998

     Net Sales. Net sales for fiscal 1999 increased 12.9%, or $100.6 million, to $878.8 million from $778.2 million in fiscal 1998. Expansion in customer base, an increase in the number of sales representatives and acquisitions were the primary factors that drove the increase. The number of dental customers that purchased supplies increased by 12,000, or 15%, in fiscal 1999, while the average amount of consumables sold to these customers remained approximately the same at $5,400 in comparison to fiscal 1998. The number of sales representatives in North America increased 100 from 886 reported at the end of last year to 986 at the end of fiscal 1999. Acquisitions, including Hill Dental Company, which was acquired in the fourth quarter of fiscal 1998, contributed approximately $19 million or 19% of the increase. Sales mix remained consistent with prior year levels. Sales of consumable dental products increased $63.9 million, or 12.9%, reflecting an increase in the number of sales representatives calling on customers and the introduction of new printed office supply products. Other sales revenue increased 6.2% due to increases in equipment repair and maintenance revenues.

     Gross Profit. Gross profit increased 12.4% to $325.8 million for fiscal 1999 compared to $289.9 million for fiscal 1998 due to increased sales volume. Gross margin decreased to 37.1% in fiscal 1999 versus 37.3% reported last year due primarily to a reduction in dental equipment gross margins in the U.S. and Canada.

     Operating Expenses. Operating expenses increased 10.1% to $248.4 million for fiscal 1999 versus $225.5 million for fiscal 1998. Operating expenses as a percent of sales decreased to 28.3% in fiscal 1999 from 29.0% in fiscal 1998. The reduction of operating expenses in proportion to sales occurred in the U.S. and Canadian operations due to improved operating leverage.

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

     Income Taxes. The effective tax rate was 37.4% for fiscal 1999 down slightly from 38.0% reported in fiscal 1998 due to a reduction in the loss in Canada where no net tax benefit was recognized.

     Net Income. Net income increased $9.1 million, or 22.4%, to $49.9 million in fiscal 1999 versus $40.8 million in the prior year. Net margin increased one-half percentage point to 5.7% of sales in fiscal 1999 due primarily to improved operating leverage.

     Earnings Per Share. Earnings per share were $0.75, which represents a 14 cent or 23.0% increase over 1998.


Liquidity and Capital Resources

     Patterson's operating cash flow which generally parallels net earnings has been the Company's principal source of liquidity in 2000, 1999 and 1998. Cash generated from operating activities was invested in working capital, capital expenditures and acquisitions.

     Operating activities generated cash of $67.9 million in 2000 compared with $51.6 million in 1999 and $39.0 million in 1998. The $16.3 million increase in 2000 over 1999 and the $12.6 million increase in 1999 over 1998 reflect the Company's continuing increase in profitability and improved productivity in the use of working capital.

     Capital expenditures net of dispositions were $15.4, $7.1, and $6.0 million in 2000, 1999 and 1998, respectively. The increase in fiscal 2000 reflects spending for the new distribution center which came on line in February 2000. The Company expects to invest about $12.5 million in capital spending in 2001 to upgrade its facilities, enhance information systems and integrate operations.

     In 2000, the Company invested $12.6 million to acquire three dental distribution businesses compared to a $1.3 million investment in 1999 to purchase two smaller dental distributors. The 1999 PBS acquisition was accounted for as a pooling of interests.

     The year-over-year decreases in cash used for financing activities are attributed to declining debt repayments from 1998 to 2000.

     Available liquid resources at April 29, 2000, consisted of $118.2 million of cash and short-term investments and $19.1 million available under existing bank lines, as amended in April 2000. The Company believes that these resources and funds generated from operations are sufficient to meet any existing and presently anticipated cash needs. In addition, the Company believes it has sufficient debt capacity to obtain the necessary funds for use in accomplishing its corporate objectives.

Asset Management

     The following table summarizes the Company's days sales outstanding (DSO), inventory turnover, and sales per employee over the past three fiscal years:

                                          2000         1999         1998
                                          ----         ----         ----

   Days sales outstanding                   43           43           45
   Inventory turnover (1)                  6.5          6.0          7.2
   Sales per employee (000's)             $275         $243         $242

(1) The inventory values used in this calculation are the LIFO inventory values for U.S. dental inventories and the FIFO inventory value for Canadian, Colwell and EagleSoft inventories.

     The accounts receivable balance increased $19.9 million to $132.4 million at the end of fiscal 2000 from $112.5 million at the end of fiscal 1999. The increase was due primarily to stronger equipment sales in April 2000.


Foreign Operations

     Foreign sales are derived primarily from operations in Canada. Fluctuation in currency exchange rates have not significantly impacted earnings. Changes in currency exchange rates is a risk accompanying foreign operations, but this risk is not considered material with respect to the Company's business.


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

     o Because the cost of paper stock represents over half the cost of the Company's paper and printed products, future operating results may be subject to fluctuations in paper prices.


7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates.

     The Company's earnings are affected by changes in short-term interest rates as a result of its investment in short-term commercial paper and government securities. As of the end of fiscal 2000 and 1999, the fair market value of the investments approximated the carrying value. If market interest rates for these investments averaged 10 percent more or less in 2000 and 1999, the Company's interest income would have changed by approximately $0.3 million in 2000 and $0.1 million in 1999.

     The Company has operations in Canada which it considers to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company experienced translation adjustments of $0.2 million in 2000 and $(0.6) million in 1999 which were reflected in the balance sheet as an adjustment to stockholders' equity. The cumulative translation adjustment at the end of 2000 showed a negative translation adjustment of $(2.1) million.

     The Company purchases a portion of the products it sells from suppliers located in countries other than where the products are sold. The risk of transaction gains and losses from changes in foreign exchange rates is not material as a majority of these purchases are denominated in the U.S. dollar.

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Patterson Dental Company

     We have audited the accompanying consolidated balance sheets of Patterson Dental Company as of April 29, 2000 and April 24, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Dental Company at April 29, 2000, and April 24, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 29, 2000, in conformity with accounting principles generally accepted in the United States.

                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
May 25, 2000

                            PATTERSON DENTAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                            April 29,        April 24,
ASSETS                                                                                        2000              1999
                                                                                            --------        ----------
Current assets:
  Cash and cash equivalents..............................................................    $113,453         $ 78,746
  Short-term investments.................................................................       4,720               --
  Receivables, net of allowance for doubtful accounts of $4,208 and $4,096
      at April 29, 2000 and April 24, 1999, respectively.................................     132,419          112,521
  Inventory..............................................................................      92,838           91,722
  Prepaid expenses and other current assets..............................................       7,978            3,655
                                                                                             --------         --------
  Total current assets...................................................................     351,408          286,644
Property and equipment, net..............................................................      46,022           37,018
Intangibles, net.........................................................................      50,730           46,867
Other....................................................................................       3,816            2,721
                                                                                             --------         --------
    Total assets.........................................................................    $451,976         $373,250
                                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................    $ 80,097         $ 67,213
  Accrued payroll expense................................................................      15,194           14,342
  Income taxes payable...................................................................       1,110              166
  Other accrued liabilities..............................................................      16,505           16,971
                                                                                             --------         --------
    Total current liabilities............................................................     112,906           98,692
Non-current liabilities..................................................................       3,458            3,332
                                                                                             --------         --------
    Total liabilities....................................................................     116,364          102,024
Deferred credits.........................................................................       5,142            6,027
Stockholders' equity:
    Preferred Stock Series A, $.01 par value, $11.20 per share liquidation value:
       Authorized shares - 10,000,000....................................................          --               --
    Preferred Stock, $.01 par value:
       Authorized shares - 20,000,000....................................................          --               --
    Common Stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares - 67,363,446 and 33,649,313 at
       April 29, 2000, and April 24, 1999, respectively..................................         674              336
Additional paid-in capital...............................................................      67,022           66,992
Accumulated other comprehensive loss.....................................................      (2,060)          (2,222)
Retained earnings........................................................................     277,896          213,761
Note receivable from ESOP................................................................     (13,062)         (13,668)
                                                                                             --------         --------
    Total stockholders' equity...........................................................     330,470          265,199
                                                                                             --------         --------
    Total liabilities and stockholders' equity...........................................    $451,976         $373,250
                                                                                             ========         ========

                             See accompanying notes

                            PATTERSON DENTAL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                             Fiscal Year Ended
                                                             -------------------------------------------------
                                                              April 29,          April 24,           April 25,
                                                                 2000               1999                1998
                                                         --------------        -----------         ---------
Net sales..............................................      $1,040,348           $878,773            $778,169

Cost of sales..........................................         657,302            552,937             488,279
                                                             ----------           --------            --------

Gross profit...........................................         383,046            325,836             289,890

Operating expenses.....................................         285,587            248,364             225,508
                                                             ----------           --------            --------

Operating income.......................................          97,459             77,472              64,382

Other income and expense:
         Amortization of deferred credits..............             885                885                 885
         Finance income, net ..........................           4,826              2,012               1,188
         Interest expense..............................           (132)               (517)               (670)
         Loss on currency exchange.....................            (39)               (141)                (79)
                                                             ----------           --------            --------

Income before income taxes.............................         102,999             79,711              65,706

Income taxes...........................................          38,527             29,815              24,937
                                                             ----------           --------            --------

Net income.............................................      $   64,472           $ 49,896            $ 40,769
                                                             ==========           ========            ========

Earnings per share -- basic............................           $0.96              $0.75               $0.62
                                                                  =====              =====               =====

Earnings per share -- diluted..........................           $0.95              $0.75               $0.61
                                                                  =====              =====               =====

Weighted average shares outstanding:
         Basic.........................................          67,346             66,793              66,141
         Diluted.......................................          67,544             66,993              66,325


                                                       See accompanying notes

                            PATTERSON DENTAL COMPANY
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                           Acccumulated
                                                             Other
                                               Additional   Compre-                Note
                                     Common     Paid-in     hensive   Retained   Receivable
                                      Stock     Capital     loss      Earnings   from ESOP     Total
                                      -----     -------     ----      --------   ---------     -----
Balance at April 26, 1997........       $219    $56,168    $  (899)   $123,243   $(15,069)   $163,662

Change in translation adjustment.         --         --       (725)         --         --        (725)
Net income.......................         --         --         --      40,769         --      40,769
                                                                                               ------
Comprehensive income.............                                                              40,044

Common stock issued, net.........         --      2,796         --          --         --       2,796
Stock split (3 for 2)............        111         --         --        (130)        --         (19)
Payment on ESOP note.............         --         --         --          --        732         732
Pooling-of-interests - EagleSoft           2      1,710         --      (1,085)        --         627
Stock issued for acquisition.....          1      2,460         --          --         --       2,461
                                        ----    -------    -------    --------   --------    --------

Balance at April 25, 1998........        333     63,134     (1,624)    162,797    (14,337)    210,303

Change in translation adjustment.         --         --       (598)         --         --        (598)
Net income.......................         --         --         --      49,896         --      49,896
                                                                                               ------
Comprehensive income.............                                                              49,298

Common stock issued, net.........          1      3,689         --          --         --       3,690
Payment on ESOP note.............         --         --         --          --        669         669
Pooling-of-interests - PBS.......          2       (202)        --       1,068         --         868
Stock issued for acquisition.....         --        371         --          --         --         371
                                        ----    -------    -------    --------   --------    --------

Balance at April 24, 1999........        336     66,992     (2,222)    213,761    (13,668)    265,199

Change in translation adjustment.         --         --        162          --         --         162
Net income.......................         --         --         --      64,472         --      64,472
                                                                                               ------
Comprehensive income.............                                                              64,634

Common stock issued, net.........          1      3,784         --          --         --       3,785
Payment on ESOP note.............         --         --         --          --        606         606
Share repurchases................         --     (3,754)        --          --         --      (3,754)
Stock split (2 for 1)............        337         --         --        (337)        --          --
                                        ----    -------    -------    --------   --------    --------

Balance at April 29, 2000........       $674    $67,022    $(2,060)   $277,896   $(13,062)   $330,470
                                        ====    =======    =======    ========   =========   ========


                             See accompanying notes

                            PATTERSON DENTAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                          Fiscal Year Ended
                                                                                  -----------------------------------
                                                                                   April 29,    April 24,    April 25,
                                                                                      2000         1999         1998
                                                                                  ---------    ---------    ---------
Operating activities:
  Net income ..................................................................   $  64,472    $  49,896    $  40,769
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation ............................................................       7,161        6,366        5,924
      Amortization of deferred credit .........................................        (885)        (885)        (885)
      Amortization of goodwill ................................................       3,029        2,716        2,423
      Bad debt expense ........................................................       1,267        1,148        1,092
      Deferred taxes ..........................................................      (3,141)        (367)         655
      Change in assets and liabilities net of acquired:
       Increase in receivables ................................................     (17,367)      (6,364)      (8,706)
       (Increase) decrease in inventory .......................................       3,211       (9,212)     (13,983)
       Increase in accounts payable ...........................................      10,154        6,127        7,479
       Increase in accrued liabilities ........................................         163        3,216        5,341
       Other changes from operating activities, net ...........................        (183)      (1,028)      (1,113)
                                                                                  ---------    ---------    ---------
  Net cash provided by operating activities ...................................      67,881       51,613       38,996

Investing activities:
  Proceeds from sale of facility ..............................................          --        2,215           --
  Additions to property and equipment, net ....................................     (15,373)      (7,088)      (5,962)
  Purchase of investments .....................................................      (4,720)          --           --
  Acquisitions ................................................................     (12,569)      (1,280)         231
                                                                                  ---------    ---------    ---------
  Net cash used in investing activities .......................................     (32,662)      (6,153)      (5,731)

Financing activities:
  Payments and retirement of long-term debt ...................................        (425)      (4,825)      (8,169)
  Repayments of revolving credit borrowings ...................................          --       (1,850)      (1,707)
  Cash payments received on note receivable from ESOP .........................         606          669          732
  Repurchases of common stock .................................................      (3,754)          --           --
  Common stock issued, net ....................................................       3,135        3,690        2,730
                                                                                  ---------    ---------    ---------
  Net cash used in financing activities .......................................        (438)      (2,316)      (6,414)
  Effect of exchange rate changes on cash .....................................         (74)         (17)        (327)
                                                                                  ---------    ---------    ---------
  Net increase in cash and cash equivalents ...................................      34,707       43,127       26,524
  Cash and cash equivalents at beginning of period ............................      78,746       35,619        9,095
                                                                                  ---------    ---------    ---------
  Cash and cash equivalents at end of period ..................................   $ 113,453    $  78,746    $  35,619
                                                                                  =========    =========    =========

Supplemental disclosures:
  Income taxes paid ...........................................................   $  37,148    $  32,062    $  23,811
  Interest paid ...............................................................         134          575          646


                             See accompanying notes

                            PATTERSON DENTAL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 29, 2000
                (Dollars in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries Patterson Dental Supply, Inc., Direct Dental Supply Co. and Patterson Dental Canada, Inc. Significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

Description of Business

     The Company is one of the two largest distributors of dental products in North America. The Company, a full-service, value-added supplier to dentists, dental laboratories, institutions, physicians, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); advanced technology dental equipment; practice management software; office forms and stationery; and related dental services. The Company markets its products and services through more than 1,000 sales representatives and equipment specialists in the United States and Canada.

Fiscal Year End

     The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest April 30. Fiscal year 2000 consisted of fifty-three weeks and fiscal years 1999 and 1998 each consisted of fifty-two weeks.

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

Cash and Cash Equivalents

     Cash equivalents consist of investments in money market funds, highly-rated commercial paper and government securities. The maturities of these securities at the time of purchase is 90 days or less. Short-term investments consist of highly-rated commercial paper and government securities with maturities longer than 90 days at the date of purchase. All cash equivalents and short-term investments are classified as available for sale and cost approximates market value.

Inventory

     Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for domestic dental inventories and the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO represent 85% and 83% of total inventories at April 29, 2000, and April 24, 1999, respectively.

     The accumulated LIFO provision was $15,355 at April 29, 2000, and $13,991 at April 24, 1999. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

Intangibles

     Intangibles represent primarily the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and are amortized on a straight-line basis over a period of 20 years. Accumulated amortization at April 29, 2000 and April 24, 1999 was $9,858 and $6,829, respectively. The Company periodically reviews its long-lived assets, including fixed assets, for indicators of impairment using an estimate of the undiscounted cash flows generated by those assets. The Company's financial statements for fiscal years 1998 through 2000 reflect no such impairments.

Revenue Recognition

     The Company recognizes revenues as products are shipped and when services are rendered to the customer.

Advertising

     The Company expenses all advertising and promotional costs as incurred except for certain catalog costs which are capitalized and amortized over future periods based upon estimates of revenue to be generated. Total advertising and promotional expenses were $7,799, $9,224 and $8,573 for fiscal years 2000, 1999 and 1998, respectively.

Deferred Credits

     Negative goodwill (deferred credits) arose from the purchase of the Patterson business in fiscal 1986 and D.L. Saslow Co., Inc. in fiscal 1988. The Company is amortizing the deferred credits on a straight-line basis over 20 years.

Income Taxes

     The liability method is used to account for income tax expense. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Employee Stock Ownership Plan (ESOP)

     Compensation expense related to the Company's defined contribution ESOP is computed based on the shares allocated method.

Stock-Based Compensation

     The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's stock options equals the market price on the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that the fair value of options granted and the pro forma impact on earnings be disclosed when material. The pro forma impact was not material for fiscal years 2000, 1999 and 1998.

Stock Split

     On June 13, 2000, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable July 21, 2000, to shareholders of record June on 30, 2000. All references in the financial statements and related notes to weighted average shares outstanding, share issuances, related prices and per share amounts have been restated to reflect the split. The Company had also declared a three-for-two stock split in the form of a 50% stock dividend on January 12, 1998.

Earnings Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Certain director and employee stock options are not included in the April 29, 2000, and April 24, 1999 calculations because they are anti-dilutive.

The following table sets forth the denominator for the computation of basic and diluted earnings per share. There were no adjustments to the numerator.

                                                           Fiscal Year
                                                    --------------------------
                                                    2000        1999      1998
                                                    ----        ----      ----
    Denominator:                                           (in thousands)
       Denominator for basic earnings per
          share - weighted-average shares           67,346    66,793    66,141
       Effect of dilutive securities:
          Stock Option Plans                           111       114       135
          Employee Stock Purchase Plan                  10        10        14
          Capital Accumulation Plan                     77        76        35
                                                    ------    ------    ------

       Dilutive potential common shares                198       200       184
                                                    ------    ------    ------

       Denominator for diluted earnings per
          share - adjusted weighted average
          shares                                    67,544    66,993    66,325
                                                    ======    ======    ======

2.   Acquisitions

     Effective August 26, 1997, the Company acquired Canadian Dental Supply Ltd. ("CDS") a Vancouver, British Columbia based dental distributor. Each share of CDS common stock was converted into 12.648 shares of Company common stock. The Company issued 337,296 shares to CDS shareholders. The transaction was accounted for as a pooling-of-interests. The accompanying financial statements, for all periods presented, have been restated to include the results of CDS.

     Separate results of operations for the period prior to the merger with CDS are as follows:

                                                           Period from
                                                      April 27, 1997 to
                                                       August 26, 1997
                                                       ---------------
Net Sales
---------
     Patterson Dental Company                              $231,350
     CDS                                                      8,190
                                                           --------
     Total Combined                                        $239,540
                                                           ========

Net Income
----------
     Patterson Dental Company                              $ 11,292
     CDS                                                         31
                                                           --------
     Total Combined                                        $ 11,323
                                                           ========

Other Changes in Stockholders' Equity
-------------------------------------
     Patterson Dental Company                              $  1,106
     CDS                                                        (24)
                                                           --------
     Total Combined                                        $  1,082
                                                           ========



     The Company also made the following acquisitions that affect the periods covered by these financial statements:

             Entity                        Closing date       Consideration
             ------                        ------------       -------------
   Guggenheim Brothers Dental Supply Co.  March 27, 2000      Cash & Earn-out
   Kentucky Dental Supply Company, Inc.   October 25, 1999    Cash
   Barr Dental Supply, Inc.               June 28, 1999       Cash
   J&S Dental Supply Company, Inc.        February 9, 1999    Cash & Earn-out
   Professional Business Systems ("PBS")  February 5, 1999    428,634 shares
   Dentaplex, Inc.                        July 27, 1998       Cash & Earn-out
   Hill Dental Company, Inc.              February 2, 1998    201,540 shares & Earn-out
   EagleSoft, Inc.                        July 17, 1997       560,002 shares

     The above acquisitions have been recorded using the purchase method of accounting, except PBS and EagleSoft, which were accounted for as pooling-of-interests. The aggregate purchase price for the purchase acquisitions was allocated as follows:

                                                       Fiscal Year
                                           --------------------------------
                                             2000        1999         1998
                                           -------      ------      -------
      Purchase price                       $12,569      $1,280       $9,051

      Allocated to the  following:
        Cash                                    --          --          162
        Accounts receivable                  4,082         271        3,383
        Inventory                            4,351         326        2,807
        Other assets                            --          --        2,946
        Fixed assets                           802          29        2,448
        Accounts payable                    (2,765)         --       (4,810)
        Accrued expenses                      (336)         --         (346)
                                           --------     -------     -------
        Goodwill                           $ 6,435      $   654      $2,461
                                           ========     =======     =======

     The purchase price allocation for the Guggenheim acquisition is preliminary. The Company expects that any adjustments to the preliminary allocation would be recorded in fiscal 2001. The operating results of each of these acquisitions are included in the Company's consolidated statements of income from the date of each acquisition. Pro forma results of operations have not been presented for the acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate. The financial statements do not reflect the financial position and results of operations prior to the date of acquisitions for the pooling-of-interests acquisitions based on materiality.

3.   Property and Equipment

                                         April 29, 2000         April 24, 1999
                                         --------------         --------------
Land                                          $ 3,882              $ 3,426
Buildings                                      21,505               17,074
Leasehold improvements                          2,042                1,631
Furniture and equipment                        26,951               20,055
Data processing equipment                      24,834               23,003
                                              -------              -------
                                               79,214               65,189
Accumulated depreciation                      (33,192)             (28,171)
                                              -------              -------
                                              $46,022              $37,018
                                              =======              =======

4.   Credit Facilities

     The Company extended its bank revolving credit agreement in April 2000 which now provides for unsecured borrowings and sales of installment contract receivables of up to a combined $100 million until April 2001. The agreement requires that the Company maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 29, 2000. A total of $84.6 million of installment contracts receivable sold under the agreement were outstanding at April 29, 2000.


5.   Leases

     The Company leases facilities for its branch office locations, two distribution facilities, and certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows for the years ending in April:

         2001                                          $ 5,062
         2002                                            4,613
         2003                                            3,757
         2004                                            3,113
         2005                                            2,041
         Thereafter                                      1,442
                                                       -------
         Total minimum payments required               $20,028
                                                       =======

     Rent expense was $7,075, $6,020 and $5,293 for the years ended April 29, 2000, April 24, 1999, and April 25, 1998, respectively.

6.   Income Taxes

     Significant components of the provision (benefit) for income taxes are as follows:


                                                 Fiscal Year
                                      -------------------------------
                                        2000        1999        1998
                                      -------     -------     -------
Current:
         Federal                      $37,594     $27,012     $21,722
         Foreign                           --          --          28
         State                          4,074       3,170       2,532
                                      -------     -------     -------
            Total current              41,668      30,182      24,282

Deferred:
         Federal                       (2,437)       (336)        599
         Foreign                         (481)         --          --
         State                           (223)        (31)         56
                                      -------     -------     -------
            Total deferred             (3,141)       (367)        655
                                      -------     -------     -------
Provision for income taxes            $38,527     $29,815     $24,937
                                      =======     =======     =======


     Significant components of the Company's deferred tax assets (liabilities) as of April 29, 2000, April 24, 1999, and April 25, 1998 are as follows:

                                                           Fiscal Year
                                                  ----------------------------
                                                    2000       1999      1998
                                                  -------    -------   -------
    Canadian net operating loss carryforward      $   481    $ 3,124   $ 4,807
    Valuation allowance                                --     (3,124)   (4,807)
    Bad debt allowance                              1,081      1,018     1,044
    LIFO reserve                                   (1,742)      (975)   (1,403)
    Financing income                                 (922)    (2,556)   (1,619)
    Hospital insurance                                783        423       499
    Capital Accumulation Plan                       1,773        845        --
    Other                                           1,215        773       640
                                                  -------    -------   -------
    Total                                         $ 2,669    $  (472)  $  (839)
                                                  =======    =======   =======


     Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

                                                      Fiscal Year
                                           -------------------------------
                                             2000        1999        1998
                                           -------     -------     -------
  Tax at U.S. statutory rate               $36,048     $27,899     $22,997
  State tax provision, net of
    federal benefit                          2,503       2,066       1,701
  Effect of foreign taxes                   (2,130)        107         490
  Tax settlements and exposures              2,350          --          --
  Amortization of deferred credit             (310)       (310)       (310)
  Other                                         66          53          59
                                           -------     -------     -------
                                           $38,527     $29,815     $24,937
                                           =======     =======     =======

     At April 29, 2000, the Company had net operating loss carryforwards of $1,048 for Canadian income tax purposes that expire in years 2001 through 2006. For financial reporting purposes a valuation allowance had been recorded to reduce the deferred tax assets to their net realizable value in prior years. The valuation allowance has been reduced due to recognition, expiration or expected realization of the carryforward amounts over the past two years.

7.   Segment and Geographic Data

     The Company has one reportable segment, dental distribution. This segment distributes consumable supplies, equipment, services and software primarily to dental professionals in the U.S. and Canada. The following table presents sales information by product for the Company:

                                                          Fiscal Year
                                            ----------------------------------
                                                2000        1999        1998
                                                ----        ----        ----
  Net Sales
    Consumable dental and printed products  $  665,411    $559,032    $495,101
    Equipment and software                     292,018     246,380     213,971
    Other                                       82,919      73,361      69,097
                                            ----------    --------    --------
        Total                               $1,040,348    $878,773    $778,169
                                            ==========    ========    ========

     The following table presents information about the Company by geographic area. There were no material sales between geographic areas.

                                                    Fiscal Year
                                    ------------------------------------------
                                         2000           1999            1998
                                         ----           ----            ----
       Revenues
         United States              $  951,713        $803,989        $698,390
         Canada                         88,635          74,784          79,779
                                    ----------        --------        --------
           Total                    $1,040,348        $878,773        $778,169
                                    ==========        ========        ========

       Long-lived Assets
         United States              $   92,103        $ 78,868        $ 80,842
         Canada                          4,649           5,017           5,169
                                    ----------        --------        --------
           Total                    $   96,752        $ 83,885        $ 86,011
                                    ==========        ========        ========


8.   Shareholders' Equity


Share Repurchases

     In September 1999, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The Company repurchased 180,000 shares of its common stock for $3,754 during fiscal 2000.

Employee Stock Ownership Plan

     During 1990, the Company's Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 29, 2000, and April 24, 1999, indebtedness of the ESOP to the Company is shown as a deduction from stockholders' equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each employee who has completed 1,000 hours of service during the plan year. During fiscal 2000, 1999 and 1998, shares with a cost of $606, $669 and $732, respectively, were earned and allocated to ESOP participants.

     During fiscal 2000 and 1999 the ESOP was funded through Company contributions of $606 and $669, respectively.

     At April 29, 2000, 4,434,058 shares of the common stock were allocated to participants and had a fair market value of $106,695.

Stock Option Plan

     In June 1992, the Company adopted the Patterson Dental Company 1992 Stock Option Plan (the "Employee Plan"). The Employee Plan provides for the granting of options to designated employees and non-employees, including consultants to the Company, to purchase up to a maximum of 4,050,000 shares of common stock. The Employee Plan is administered by the Stock Option Committee, which determines the employees, officers and others who are to receive options, the type of option to be granted, and the number of shares subject to each option and the exercise price of each option.

     Stock options must be granted at an exercise price not less than the fair market value of the common stock on the dates the options are granted (or, for persons who own more than 10 percent of the Company's outstanding voting stock, not less than 110 percent of such fair market value). Stock options granted under the Employee Plan have exercise prices equal to the market price on the date of the grant, vest over a three-to nine-year period, and expire ten years following the date of the grant.

Director Stock Option Plan

     In June 1992, the Company adopted a Director Stock Option Plan (the "Director Plan"), pursuant to which 675,000 shares of common stock have been reserved for the grant of non-statutory stock options to the Company's outside directors. Options are granted at the fair market value on the date of grant and are exercisable for a period of four years commencing one year after the date of grant.

     Following is a summary of stock option activity:

                                                  Employee Plan                                     Director Plan
                                   -------------------------------------------      ---------------------------------------------
                                                                     Weighted                                          Weighted
                                                                     Average                                           Average
                                    Shares                           Exercise        Shares                            Exercise
                                   Available       Options            Price         Available           Options         Price
                                   for Grant     Outstanding        Per Share       for Grant         Outstanding      Per Share
                                   ---------     -----------        ---------       ---------         -----------      ---------
Balance April 26, 1997             4,050,000             --               --          324,000            261,000          $ 6.87
    Granted                               --             --               --          (54,000)            54,000           13.46
    Exercised                             --             --               --               --            (63,000)           4.62
                                   ---------        -------           ------          -------            -------          ------
Balance April 25, 1998             4,050,000             --               --          270,000            252,000            9.11
    Granted                         (425,964)       425,964           $20.28          (54,000)            54,000           19.00
    Exercised                             --             --               --               --            (36,000)           7.28
                                   ---------        -------           ------          -------            -------          ------
Balance April 24, 1999             3,624,036        425,964            20.28          216,000            270,000           11.33
    Granted                          (74,298)        74,298            18.12          (72,000)            72,000           23.81
    Exercised                             --             --               --               --            (54,000)           6.00
    Canceled                          45,178        (45,178)           20.28               --                 --              --
                                   ---------        -------           ------          -------            -------          ------
Balance April 29, 2000             3,594,916        455,084           $19.93          144,000            288,000          $13.87
                                   =========        =======           ======          =======            =======          ======

     The 455,084 options outstanding under the Employee Plan have exercise prices ranging from $17.41 to $20.28. The 288,000 options outstanding under the Director Plan at April 29, 2000, have exercise prices ranging from $8.83 to $23.81. At April 29, 2000, the outstanding options had a weighted average contractual life of 6.6 years.

Employee Stock Purchase Plan

     In June 1992, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan"). A total of 675,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. Employees are eligible to participate after a year of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee's compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 100,716, 89,398 and 111,116 shares in fiscal 2000, 1999 and 1998, respectively.
At April 29, 2000, 54,126 shares were available for purchase under the Stock Purchase Plan.

Capital Accumulation Plan

     In 1996, the Company adopted an employee Capital Accumulation Plan (the "CAP Plan"). A total of 3,000,000 shares of common stock are reserved for issuance under the CAP Plan. Officers and other key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee's compensation, at 75% of the average closing price of the common stock for the calendar year. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year. Employees purchased 160,734, 155,182 and 168,690 shares of restricted stock in fiscal 2000, 1999 and 1998, respectively. At April 29, 2000, 2,477,872 shares were available for purchase under the Plan.

9.   Litigation

     In the ordinary course of business, the Company is subject to a variety of product-related and employment related liability claims. The Company's management and legal counsel believe that the loss, if any, resulting from these claims will be substantially covered by insurance or third-party indemnification, and any uninsured losses from such claims will not have a materially adverse effect on its operations or financial position.

10.  Quarterly Results (unaudited)

     Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks except for the fiscal 2000 first quarter ending July 31, 1999, which included 14 weeks. The following table summarizes results for fiscal 2000 and 1999.

                                                                Three Months Ended
                                            ------------------------------------------------------------
                                            Apr. 29,         Jan. 29,          Oct. 30,         Jul. 31,
                                              2000             2000              1999              1999
                                            --------         --------          --------          -------
   Net sales                                $277,142         $260,172          $248,435         $254,599
   Gross profit                              102,309           96,416            90,790           93,531
   Operating income                           27,035           25,971            22,310           22,143
   Net income                                 17,980           17,192            14,811           14,489
   Basic earnings per share                 $   0.27         $   0.25          $   0.22         $   0.22
   Dilutive earnings per share              $   0.27         $   0.25          $   0.22         $   0.21

                                                                Three Months Ended
                                            ------------------------------------------------------------
                                            Apr. 24,         Jan. 23,          Oct. 24,         Jul. 25,
                                              1999             1999              1998              1998
                                            --------         --------          --------          -------
   Net sales                                $235,199         $230,176          $213,325         $200,073
   Gross profit                               87,480           85,841            78,924           73,591
   Operating income                           21,055           21,498            18,676           16,243
   Net income                                 14,022           13,748            11,897           10,229
   Basic and dilutive earnings per share    $   0.21         $   0.21          $   0.18         $   0.15

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held September 11, 2000 (the "2000 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 2000 Proxy Statement.

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with officers and directors is incorporated by reference to the information set forth under the caption "Certain Transactions" in the 2000 Proxy Statement.


                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements.

     The following consolidated financial statements and supplementary data of the Company and its subsidiaries, are included in Part II, Item 8:

          Report of Independent Auditors
          Consolidated Balance Sheets as of April 29, 2000 and April 24, 1999 Consolidated Statements of Income for the Years Ended April 29, 2000, April 24, 1999 and April 25, 1998
          Consolidated Statement of Changes in Stockholders' Equity for the Years Ended April 29, 2000, April 24, 1999 and April 25, 1998 Consolidated Statements of Cash Flows for the Years Ended April 29, 2000, April 24, 1999 and April 25, 1998
          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules.

     The following financial statement schedule is filed herewith: Schedule II - Valuation and Qualifying Accounts for the Years Ended April 29, 2000, April 24, 1999 and April 25, 1998.

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

           10.5       Patterson Dental Company Capital Accumulation Plan**

           10.6       Incentive Compensation Program (Fiscal 1992)*

           10.8       ESOP Loan Agreement dated June 15, 1990 as amended
                      July 13, 1992*

           10.9       Amended and Restated Term Promissory Note dated
                      July 13, 1992*

           10.10 Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association

           10.11 Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association

           21         Subsidiaries

           23         Consent of Independent Auditors

           27         Financial Data Schedule

----------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 27, 1996.

     (b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 29, 2000.


                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATTERSON DENTAL COMPANY

Dated:  July 20, 2000
                                       By /s/ Peter L. Frechette
                                          --------------------------------------
                                          Peter L. Frechette,
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                                       Date
                                                                                       ----
/s/Peter L. Frechette             President and Chief Executive Officer and       July 20, 2000
------------------------          Director (Principal Executive Officer)
Peter L. Frechette


/s/R. Stephen Armstrong           Executive Vice President, Treasurer, and        July 20, 2000
------------------------          Chief Financial Officer (Principal
R. Stephen Armstrong              Financial and Accounting Officer)


/s/Ronald E. Ezerski                                                              July 20, 2000
------------------------          Director
Ronald E. Ezerski


/s/David K. Beecken                                                               July 20, 2000
------------------------          Director
David K. Beecken


/s/Burt E. Swanson                                                                July 20, 2000
------------------------          Director
Burt E. Swanson


/s/Andre B. Lacy                                                                  July 20, 2000
------------------------          Director
Andre B. Lacy

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                            PATTERSON DENTAL COMPANY
                             (Dollars in thousands)

                                                                        Charged
                                       Balance at      Charged to       to Other                    Balance at
                                       Beginning       Costs and        Accounts -  Deductions -      End of
                                        of Period       Expenses        Describe      Describe        Period
                                        ---------       --------        --------      --------        ------
Year ended April 29, 2000:
   Deducted from asset accounts:
   Allowance for doubtful accounts       $ 4,096         $1,267            $   8 (3)    $1,163(1)     $ 4,208
                                         =======         ======            =====        ======        =======

   LIFO inventory adjustment             $13,991         $1,364            $  --        $   --        $15,355
   Inventory obsolescence reserve          1,955          4,058               --         2,864(2)       3,149
                                         -------         ------            -----        ------        -------
      Total inventory reserve            $15,946         $5,422            $  --        $2,864        $18,504
                                         =======         ======            =====        ======        =======

Year ended April 24, 1999:
   Deducted from asset accounts:
   Allowance for doubtful accounts       $ 3,954         $1,148            $(540)(3)    $  466(1)     $ 4,096
                                         =======         ======            =====        ======        =======

   LIFO inventory adjustment             $12,131         $1,860            $  --        $   --        $13,991
   Inventory obsolescence reserve          1,534          2,221               --         1,800(2)       1,955
                                         -------         ------            -----        ------        -------
      Total inventory reserve            $13,665         $4,081            $  --        $1,800        $15,946
                                         =======         ======            =====        ======        =======

Year ended April 25, 1998:
   Deducted from asset accounts:
   Allowance for doubtful accounts       $ 3,711         $1,041            $ 176 (3)    $  974(1)     $ 3,954
                                         =======         ======            =====        ======        =======

   LIFO inventory adjustment             $10,943         $1,188            $  --            --        $12,131
   Inventory obsolescence reserve          1,346          1,236               --        $1,048(2)       1,534
                                         -------         ------            -----        ------        -------
      Total inventory reserve            $12,289         $2,424            $  --        $1,048        $13,665
                                         =======         ======            =====        ======        =======

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory disposed of and written off.
(3) Acquisition of Hill Dental Company, Inc. and EagleSoft, Inc. in fiscal 1998 and Professional Business Systems in fiscal 1999 and Dentaplex, Inc. in fiscal 2000.

                                INDEX TO EXHIBITS


      Exhibit 10.10 Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between
                       Patterson Dental Company and U.S. Bank
                       National Association

      Exhibit 10.11    Amended and Restated Credit Agreement dated
                       April 28, 2000 between Patterson Dental Company and U.S. Bank National Association

      Exhibit 21       Subsidiaries

      Exhibit 23       Consent of Independent Auditors

      Exhibit 27       Financial Data Schedule