Form 10-Q
period 2000-07-29
PATTERSON DENTAL CO
filed 2000-09-11
CIK 891024

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934.  For the Quarterly Period ended July 29, 2000.


_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

              X     Yes                 _____   No
            -----


Patterson Dental Company has outstanding 67,400,118 shares of common stock as of September 6, 2000.

                            PATTERSON DENTAL COMPANY

                                     INDEX

                                                                                                                       Page
                                                                                                                       ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements                                                                                3-6

                    Consolidated Balance Sheets as of July 29, 2000 and April 29, 2000                                  3

                    Consolidated Statements of Income for the Three Months
                    Ended July 29, 2000 and July 31, 1999                                                               4

                    Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended July 29, 2000 and July 31, 1999                                                        5

                    Notes to Consolidated Financial Statements                                                          6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations               7-9

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                            9

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                                                                     10

         Signatures                                                                                                    11

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
---------------------------------------------------------------------------
1995:
----

          This Form 10-Q for the period ended July 29, 2000 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 25, 2000, and other documents filed with the Securities and Exchange Commission. See also pages 8-9 of this Form 10-Q.

                         PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                            July 29,  April 29,
                                                              2000      2000
                                                            --------  ---------
                                                          (unaudited)
Current assets:
  Cash and cash equivalents................................ $122,027   $113,453
  Short-term investments...................................    7,622      4,720
  Receivables, net.........................................  125,477    132,419
  Inventory................................................  107,040     92,838
  Prepaid expenses and other current assets................   12,822      7,978
                                                            --------   --------
   Total current assets....................................  374,988    351,408
Property and equipment, net................................   46,499     46,022
Intangibles, net...........................................   50,182     50,730
Other......................................................    3,913      3,816
                                                            --------   --------
   Total assets............................................ $475,582   $451,976
                                                            ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................................ $ 82,647   $ 80,097
   Accrued payroll expense.................................   11,669     15,194
   Income taxes payable....................................   10,527      1,110
   Other accrued expenses..................................   15,611     16,505
                                                            --------   --------
       Total current liabilities...........................  120,454    112,906
 Non-current liabilities...................................    3,361      3,458
                                                            --------   --------
       Total liabilities...................................  123,815    116,364

 Deferred credits..........................................    4,921      5,142

 Stockholders' equity:
   Preferred stock.........................................      ---        ---
   Common stock............................................      674        674
   Additional paid-in capital..............................   67,177     67,022
   Accumulated other comprehensive loss....................   (1,928)    (2,060)
   Retained earnings.......................................  293,985    277,896
   Note receivable from ESOP...............................  (13,062)   (13,062)
                                                            --------   --------
       Total stockholders' equity..........................  346,846    330,470
                                                            --------   --------
       Total liabilities and stockholders' equity.......... $475,582   $451,976
                                                            ========   ========

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)



                                                           Three Months Ended
                                                         -----------------------
                                                          July 29,     July 31,
                                                            2000         1999
                                                         ----------   ----------
                                                         (13 weeks)   (14 weeks)
Net sales.............................................    $268,294     $254,599

Cost of sales.........................................     171,282      161,068
                                                          --------     --------

Gross profit..........................................      97,012       93,531

Operating expenses....................................      72,814       71,388
                                                          --------     --------

Operating income......................................      24,198       22,143

Other income and expense:
 Amortization of deferred credits.....................         221          221
 Finance income, net..................................       1,347          891
 Interest expense.....................................         (30)         (46)
 Loss on currency exchange............................         (26)         (59)
                                                          --------     --------

Income before income taxes............................      25,710       23,150

Income taxes..........................................       9,616        8,661
                                                          --------     --------

Net income............................................    $ 16,094     $ 14,489
                                                          ========     ========

Earnings per share - basic and diluted................    $   0.24     $   0.21
                                                          ========     ========

Weighted average and dilutive potential
common shares.........................................      67,647       67,493
                                                          ========     ========

                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                   Three Months Ended
                                                                 -----------------------
                                                                  July 29,     July 31,
                                                                    2000         1999
                                                                 ----------   ----------
                                                                 (13 weeks)   (14 weeks)
Operating activities:
   Net income.................................................   $ 16,094    $ 14,489
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation...........................................      1,921       1,752
       Amortization of deferrals..............................       (221)       (221)
       Amortization of goodwill...............................        830         738
       Bad debt expense.......................................        200         305
       Change in assets and liabilities, net of acquired......     (5,060)     (8,766)
                                                                 --------    --------
Net cash provided by operating activities.....................     13,764       8,297

Investing activities:
   Additions to property and equipment, net...................     (2,398)     (3,347)
   Acquisitions, net..........................................        ---        (750)
   Purchase of investments....................................     (2,902)     (9,711)
                                                                 --------    --------
Net cash used in investing activities.........................     (5,300)    (13,808)

Financing activities:
   Payments and retirement of long-term debt and
    obligations under capital leases..........................       (135)       (146)
   Common stock issued, net...................................        150         121
                                                                 --------    --------
Net cash provided by (used in) by financing activities........         15         (25)

Effect of exchange rate changes on cash.......................         95         (28)
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents..........      8,574      (5,564)

Cash and cash equivalents at beginning of period..............    113,453      78,746
                                                                 --------    --------

Cash and cash equivalents at end of period....................   $122,027    $ 73,182
                                                                 ========    ========

                            See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)
                                  (Unaudited)
                                 July 29, 2000


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 29, 2000, and the results of operations and the cash flows for the periods ended July 29, 2000, and July 31, 1999. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended July 29, 2000, and July 31, 1999, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 29, 2000, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2000 Annual Report on Form 10-K filed on July 25, 2000.

2. The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal year 2001 ended July 29, 2000 includes 13 weeks, while the first quarter of fiscal 2000 ended July 31, 1999 includes 14 weeks.

3. Total comprehensive income was $16,226 for the three months ended July 29, 2000, and $14,238 for the three months ended July 31,1999.

4. On June 13, 2000 the Company declared a two-for-one stock split in the form of a 100% stock dividend payable July 21, 2000, to shareholders of record on June 30, 2000. All references in the financial statements and related notes to weighted average shares outstanding, share issuances, related prices and per share amounts have been restated to reflect the split.

5. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                                              Three Months Ended
                                                              ------------------
                                                              July 29,  July 31,
                                                                2000      1999
                                                              ------------------
 Denominator:
  Denominator for basic earnings per
   share - weighted-average shares                             67,383    67,310

  Effect of dilutive securities:
   Director Stock Option Plan                                     193       104
   Employee Stock Purchase Plan                                    10        10
   Capital Accumulation Plan                                       61        69
                                                               ------    ------
  Dilutive potential common shares                                264       183
                                                               ------    ------

  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions                              67,647    67,493
                                                               ======    ======

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.


                                                              Three Months Ended
                                                              ------------------
                                                              Jul. 29,  Jul. 31,
                                                                2000      1999
                                                                ----      ----
Net sales.................................................     100.0%    100.0%
Cost of sales.............................................      63.8%     63.3%
                                                               -----     -----

Gross profit..............................................      36.2%     36.7%
Operating expenses........................................      27.1%     28.0%
                                                               -----     -----

Operating income..........................................       9.0%      8.7%
Other income and expense, net.............................       0.6%      0.4%
                                                               -----     -----

Income before income taxes................................       9.6%      9.1%
Income taxes..............................................       3.6%      3.4%
                                                               -----     -----

Net income................................................       6.0%      5.7%
                                                               =====     =====

QUARTER ENDED JULY 29, 2000 COMPARED TO QUARTER ENDED JULY 31, 1999.

          Net Sales. Net sales for the three months ended July 29, 2000 ("Current Quarter") increased 5.4% to $268.3 million from $254.6 million for the three months ended July 31, 1999 ("Prior Quarter"). The Current Quarter includes 13 weeks versus 14 weeks in the Prior Quarter. Excluding the impact of the additional week, sales increased approximately 13%. Acquisitions and increases in both sales representatives and customer base were the primary contributors to the sales increase offset by softer sales in printed products and software. Acquisitions added approximately $7 million or 3 percentage points to the overall sales increase. The Company's sales force grew by 48 representatives and the total number of customers who purchased consumable dental supplies from the Company increased approximately 14%. Strong equipment sales and lower sales of printed products resulted in a shift in the Company's sales mix. Equipment and software sales comprised 28.1% of total sales in the Current Quarter compared to 26.8 % in the Prior Quarter. Alternatively, consumable dental and office products accounted for 63.8% of sales in the Current Quarter compared to 65.2% a year ago. Sales references in parentheses exclude the additional week. Sales of consumable dental and office products increased 3.2%(11%) due to a 4.6%(13%) increase in consumable dental products offset by a 8.2%(1%) decline in printed office products. Contributions from an expanded sales force and an increase in the number of customers were the primary factors causing the growth in consumable dental products. Alternatively, the printed products business closed several smaller sales locations and experienced turnover in its direct sales force in this year's first quarter resulting in a quarter-over-quarter decline in sales. Equipment and software sales increased 10.8%(18%) and benefited from strong demand across the equipment product lines. Equipment and software sales were negatively impacted by the Company's software business due primarily to slower than anticipated clinical software sales which are now more closely linked with digital equipment sales. The Company believes future software sales will be heavily dependent on market acceptance of new digital technologies by dental practices. In addition, software sales in this year's first quarter were negatively affected by the previously announced major realignment of the software sales force to support customers as they transition to digital technology. In the year-earlier quarter, software sales benefited from the need of many dental offices to become Y2K compliant.

          Gross Profit. Gross profit margin declined to 36.2% for the Current Quarter from 36.7% for the Prior Quarter. The 50 basis point gross margin decrease was due primarily to the shift in the sales mix related to software and printed office products. Point-of-sale margins in both consumable dental products and equipment were flat with prior year. Gross profit increased 3.7% to $97.0 million for the Current Quarter from $93.5 million for the Prior Quarter. The increase in gross profit was due to increased sales.

          Operating Expenses. Operating expenses increased 2.0% to $72.8 million for the Current Quarter from $71.4 million for the Prior Quarter. Operating expenses as a percent of sales, however, decreased from 28.0% in the Prior Quarter to 27.1% in the Current Quarter reflecting increased productivity across all business lines and lower incentive compensation, commission and distribution expenses. Lower incentive compensation and commission expense resulted from the below plan performance of the printed office and software product lines. The shift in product mix and an increase in the amount of delivery costs recovered from the customer caused the reduction in distribution costs.

          Operating Income. Operating income increased 9.3% to $24.2 million for the Current Quarter from $22.1 million for the Prior Quarter. Operating income, which increased as a percent of net sales from 8.7% to 9.0%, benefited from a reduction in operating costs as a percent of net sales and improved operating leverage but was negatively impacted by the reduction in the gross margin rate.

          Other Income. Other income, net of expenses, was $1.5 million for the Current Quarter compared to $1.0 million for the Prior Quarter. Finance income increased due primarily to higher average short-term investments of cash.

          Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

          Net Income. Net income increased to $16.1 million, or 11.1% due to the factors discussed above.

          Earnings Per Share. Diluted earnings per share increased to $0.24 versus $0.21 reported a year ago, a 3 cent or 14.3% increase over the same quarter a year ago. Intuitively Prior Quarter earnings were increased by the additional week in fiscal 2000; however, the impact on earnings of that additional week cannot be reasonably measured.

LIQUIDITY AND CAPITAL RESOURCES

     Our financial condition remains strong. Cash generated from operating activities was the principal source of funds during the three months ended July 29, 2000 and was used primarily to invest in working capital and fund capital expenditures.

     Operating activities generated cash of $13.8 million in the Current Quarter, compared to the Prior Quarter where operating activities provided cash of $8.3 million. The increase of $5.5 million was due to a number of favorable factors, including a $1.6 million increase in net income and a change in the timing of accounts payable payments. This was offset by an increase in inventory resulting from the increase in sales volume. However, inventory turnover increased from 6.2 turns at July 31, 1999 to 6.5 turns at July 29, 2000.

     Capital expenditures for the Current Quarter were $2.4 million compared with $3.3 million for the Prior Quarter. The decrease reflects spending for the new distribution center in the Prior Quarter which came on line in February 2000.

     Available liquid resources at July 29, 2000 consisted of $129.6 million of cash and short-term investments and $15.5 million available under existing bank lines. The Company believes that cash and short-term investments and the remainder of its credit lines are sufficient to meet any existing and presently anticipated cash needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk during the three months ended July 29, 2000. For additional information refer to item 7A of the Company's 2000 Form 10K.

                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Item 27 Financial Data Schedule.

     (b)  Reports on Form 8-K.

               On June 14, 2000 the Company filed a report on Form 8-K relating to the two-for-one stock split declared June 13, 2000 in the form of a 100% stock dividend payable July 21, 2000 to shareholders of record June 30, 2000.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or, in the case of legal proceedings, were previously reported in the annual report on Form 10-K filed July 25, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PATTERSON DENTAL COMPANY
                                        (Registrant)

Dated:  September 11, 2000.

                                   By:  _____________________________________
                                        R. Stephen Armstrong
                                        Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)