Form 10-Q
period 2000-10-28
PATTERSON DENTAL CO
filed 2000-12-12
CIK 891024

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000.

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


Patterson Dental Company has outstanding 67,413,365 shares of common stock as of December 7, 2000.

                           PATTERSON DENTAL COMPANY

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements                                         3-7

                Consolidated Balance Sheets as of October 28, 2000 and
                April 29, 2000                                                 3

                Consolidated Statements of Income for the Three and Six
                Months Ended October 28, 2000 and October 30, 1999             4

                Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended October 28, 2000 and October 30, 1999         5

                Notes to Consolidated Financial Statements                     6

       Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   8-12

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk    12


PART II - OTHER INFORMATION

       Item 4 - Submission of Matters to a Vote of Security Holders           13

       Item 6 - Exhibits and Reports on Form 8-K                              13

       Signatures                                                             14





Safe Harbor Statement Under The Private Securities Litigation Reform Act
------------------------------------------------------------------------
Of 1995:
-------

         This Form 10-Q for the period ended October 28, 2000, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 25, 2000, and other documents filed with the Securities and Exchange Commission. See also pages 11-12 of this Form 10-Q.

                         PART I FINANCIAL INFORMATION

                           PATTERSON DENTAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    ASSETS

                                                         Oct. 28,           April 29,
                                                           2000                2000
                                                        ----------         -----------
                                                        (unaudited)
Current assets:
   Cash and cash equivalents...........................  $ 124,853          $ 113,453
   Short-term investments..............................      5,203              4,720
   Receivables, net....................................    147,384            132,419
   Inventory...........................................     99,156             92,838
   Prepaid expenses and other current assets...........     10,402              7,978
                                                         ---------          ---------
   Total current assets................................    386,998            351,408
Property and equipment, net............................     47,102             46,022
Intangibles, net.......................................     51,540             50,730
Other..................................................      4,824              3,816
                                                         ---------          ---------
   Total assets........................................  $ 490,464          $ 451,976
                                                         =========          =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................  $  81,563          $  80,097
  Accrued payroll expense..............................     14,963             15,194
  Income taxes payable.................................      3,334              1,110
  Other accrued expenses...............................     17,678             16,505
                                                         ---------          ---------
  Total current liabilities............................    117,538            112,906
Non-current liabilities................................      3,238              3,458
                                                         ---------          ---------
  Total liabilities....................................    120,776            116,364

Deferred credits.......................................      4,700              5,142

Stockholders' equity:
  Preferred stock......................................         --                 --
  Common stock.........................................        674                674
  Additional paid-in capital...........................     67,284             67,022
  Accumulated other comprehensive loss.................     (2,863)            (2,060)
  Retained earnings....................................    312,955            277,896
  Note receivable from ESOP............................    (13,062)           (13,062)
                                                         ---------          ---------
   Total stockholders' equity..........................    364,988            330,470
                                                         ---------          ---------
   Total liabilities and stockholders' equity..........  $ 490,464          $ 451,976
                                                         =========          =========

                             See accompanying notes.

                           PATTERSON DENTAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                          -------------------------    -----------------------------
                                                                           Oct. 28,       Oct. 30,       Oct. 28,           Oct. 30,
                                                                             2000           1999          2000                1999
                                                                          ---------      ----------    ----------         ----------
                                                                                                       (26 weeks)         (27 weeks)
Net sales ...........................................................      $ 288,872      $ 248,435     $  557,166       $  503,034

Cost of sales .......................................................        182,976        157,645        354,258          318,714
                                                                           ---------      ---------     ----------       ----------
Gross profit ........................................................        105,896         90,790        202,908          184,320

Operating expenses ..................................................         77,114         68,480        149,928          139,868
                                                                           ---------      ---------     ----------       ----------
Operating income ....................................................         28,782         22,310         52,980           44,452

Other income and expense:
    Amortization of deferred credits ................................            226            221            447              442
    Finance income, net .............................................          1,398          1,149          2,745            2,040
    Interest expense ................................................            (27)           (56)           (57)            (102)
    Profit (loss) on currency exchange ..............................            (90)            23           (116)             (36)
                                                                           ---------      ---------      ---------       ----------

Income before income taxes ..........................................         30,289         23,647         55,999           46,796

Income taxes ........................................................         11,320          8,836         20,936           17,496
                                                                           ---------      ---------      ---------        ---------
Net income ..........................................................      $  18,969      $  14,811       $ 35,063         $ 29,300
                                                                           =========      =========      =========        =========
Earnings per share - basic and diluted ..............................      $    0.28      $   0. 22       $   0.52         $  0. 43
                                                                           =========      =========      =========        =========

Weighted average common and dilutive potential
    common shares ...................................................         67,674         67,614         67,661           67,553
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

                           PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                     ----------------------------
                                                                                      Oct. 28,          Oct. 30,
                                                                                        2000              1999
                                                                                     ---------         ----------
                                                                                     (26 weeks)        (27 weeks)
Operating activities:
       Net income.................................................................   $  35,063         $  29,300
       Adjustments to reconcile net income........................................
          to net cash provided by operating
          activities:
              Depreciation........................................................       3,932             3,455
              Amortization of deferrals...........................................        (447)             (443)
              Amortization of goodwill............................................       1,639             1,485
              Bad debt expense....................................................         456               584
              Change in assets and liabilities, net of acquired...................     (21,279)          (12,826)
                                                                                     ---------         ---------
Net cash provided by operating activities.........................................      19,364            21,555

Investing activities:
       Additions to property and equipment, net...................................      (4,661)           (7,301)
       Acquisitions, net..........................................................      (2,486)           (2,654)
       Purchase of short-term investments.........................................        (483)          (11,252)
                                                                                     ---------         ---------
 Net cash used in investing activities............................................      (7,630)          (21,207)

Financing activities:
       Payments and retirement of long-term debt and
         obligations under capital leases.........................................        (439)             (301)
       Common stock issued, net...................................................         257               732
                                                                                     ---------         ---------
Net cash provided by (used in) financing activities...............................        (182)              431

Effect of exchange rate changes on cash...........................................        (152)               33
                                                                                     ---------         ---------

Net increase in cash and cash equivalents.........................................      11,400               812

Cash and cash equivalents at beginning of period..................................     113,453            78,746
                                                                                     ---------         ---------

Cash and cash equivalents at end of period........................................   $ 124,853         $  79,558
                                                                                     =========         =========

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                  (Unaudited)
                               October 28, 2000

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 28, 2000, and the results of operations and the cash flows for the periods ended October 28, 2000 and October 30, 1999. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended October 28, 2000 and October 30, 1999, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 29, 2000, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2000 Annual Report on Form 10-K filed on July 25, 2000.

2. The fiscal year end of the Company is the last Saturday in April. The second quarter of fiscal year 2001 and 2000 represent the 13 weeks ended October 28, 2000 and October 30, 1999, respectively. The first six months of fiscal year 2001 include 26 weeks while the first six months of fiscal year 2000 include 27 weeks.

3. Total comprehensive income was $18,034 and $34,260 for the three and six months ended October 28, 2000, respectively, and $15,412 and $29,650 for the three and six months ended October 30, 1999, respectively.

4. On June 13, 2000 the Company declared a two-for-one stock split in the form of a 100% stock dividend payable July 21, 2000, to shareholders of record on June 30, 2000. All references in the financial statements and related notes to weighted average shares outstanding, share issuances, related prices and per share amounts have been restated to reflect the split.

5. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                                       Three Months Ended                 Six Months Ended
                                                    -------------------------         -------------------------
                                                     Oct. 28,       Oct. 30,            Oct. 28,       Oct. 30,
                                                       2000           1999               2000           1999
                                                    ---------       ---------         ----------     ----------

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares                   67,396          67,350             67,389         67,330

  Effect of dilutive securities:
    Director Stock Option Plan                          153             138                173            121
    Employee Stock Purchase Plan                         11              10                 11             10
    Capital Accumulation Plan                           114             116                 88             92
                                                     ------          ------             ------         ------

  Dilutive potential common shares                      278             264                272            223
                                                     ------          ------             ------         ------

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                   67,674          67,614             67,661         67,553
                                                     ======          ======             ======         ======


6. In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (Issue 00-10), which is required to be applied no later than the Company's fiscal fourth quarter. The Issue requires companies to classify as revenue all amounts related to shipping and handling that are billed to a customer in a sale transaction. If shipping or handling costs are significant and are not included in cost of sales, companies must disclose both the amount of such costs and the line item on the income statement where such costs are reported. Historically the Company has reported the net cost of our shipping and handling activities as an operating expense. The consensus of this Issue will probably result in some reclassifications within the structure of the Company's operating statement thus revising certain operating ratios. These potential reclassifications will have no impact on reported earnings. Management is continuing to review the impact of Issue 00-10 on the Company's financial statements and the options available, but has formed no definitive opinion as to how it will implement the standard.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                 Three Months Ended       Six Months Ended
                                 ------------------       ----------------
                                 Oct. 28,  Oct. 30,       Oct. 28, Oct. 30,
                                   2000      1999           2000     1999
                                 -------    -------       -------  -------

Net sales........................ 100.0%     100.0%        100.0%   100.0%
Cost of sales....................  63.3%      63.4%         63.6%    63.4%
                                  -----      -----         -----    -----
Gross profit.....................  36.7%      36.6%         36.4%    36.6%
Operating expenses...............  26.7%      27.6%         26.9%    27.8%
                                  -----      -----         -----    -----

Operating income.................  10.0%       9.0%          9.5%     8.8%
Other income and expense, net....   0.5%       0.5%          0.5%     0.5%
                                  -----      -----         -----    -----

Income before income taxes.......  10.5%       9.5%         10.0%     9.3%
Income taxes.....................   3.9%       3.5%          3.7%     3.5%
                                  -----      -----         -----    -----
Net income.......................   6.6%       6.0%          6.3%     5.8%
                                  =====      =====         =====    =====


QUARTER ENDED OCTOBER 28, 2000 COMPARED TO QUARTER ENDED OCTOBER 30, 1999.

           Net Sales. Net sales for the three months ended October 28, 2000 ("Current Quarter") increased 16.3% to $288.9 million from $248.4 million for the three months ended October 30, 1999 ("Prior Quarter"). Strong demand across all product-lines contributed to the $40.5 million sales increase. Sales of consumable dental supplies, including printed office products, increased 11.4% to $181.2 million led by the 14.0% sales growth of consumable dental products in the U.S. market. Sales of printed office products negatively impacted consumable dental supply sales in the Current Quarter declining 2.5% versus the year-earlier period. Dental equipment and software totaled $84.3 million up from $65.6 million in the same period in fiscal 2000. The 28.4% increase in equipment and software sales was driven by significantly higher volumes of new-generation dental equipment. Sales of clinical software grew with digital equipment, but total software unit sales declined in the Current Quarter due to reduced sales of front-office practice management software. Sales of practice management software were boosted significantly in the Prior Quarter by the need of many dental offices to become Y2K compliant. Sales of other services and products grew 16.0% to $23.4 million in the Current Quarter compared to $20.2 million in the Prior Quarter due to strong sales of software-related services, technical services and parts.

           Gross Margin. Gross margins increased $15.1 million or 16.6% over the Prior Quarter due mostly to the increased sales volumes. The gross margin rate improved to 36.7% in the Current Quarter from 36.6% in the Prior Quarter. The 10 basis point increase in the gross margin rate reflects better margins at the point-of-sale and the shift in the sales mix toward higher-margin, new-generation dental equipment.

           Operating Expenses. Operating expenses increased 12.6% to $77.1 million in the Current Quarter but declined as a percent of sales from 27.6% in the Prior Quarter to 26.7% for the Current Quarter. This 90 basis point improvement was the result of increased sales volume without a corresponding increase in non-selling salaries and other fixed expenses. A reduction in net delivery costs also positively contributed to the operating expense rate improvement. Incentive compensation negatively impacted expenses in the Current Quarter increasing 40% over the Prior Quarter due to the improved operating results of the Company in the period.

           Operating Income. Operating income increased 29.0% to $28.8 million for the Current Quarter from $22.3 million for the Prior Quarter. Operating income increased as a percent of net sales from 9.0% to 10.0% due to the combined improvement of operating leverage and the gross margin rate.

           Other Income. Other income, net of expenses, was $1.5 million for the Current Quarter compared to $1.3 million for the Prior Quarter. Other income increased due primarily to higher average short-term investments of cash.

           Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

           Net Income. Net income increased to $19.0 million, or 28.1% due to the factors discussed above.

           Earnings Per Share. Diluted earnings per share increased to $0.28 versus $0.22 reported a year ago, a 6 cent or 27.3% increase over the same quarter a year ago.

SIX MONTHS ENDED OCTOBER 28, 2000 COMPARED TO SIX MONTHS ENDED OCTOBER 30, 1999.

           Net Sales. Net sales increased 10.8% to $557.2 million for the six months ended October 28, 2000 ("Current Period") from $503.0 million for the six months ended October 30, 1999 ("Prior Period"). The Current Period includes 26 weeks versus 27 weeks in the Prior Period. Excluding the impact of the additional week, sales increased approximately 15%. Sales references in parentheses exclude the additional week from the Prior Period. Acquisitions contributed 3 percentage points, or approximately $14 million, to the overall sales growth. Six-month trends are similar to second quarter results. Sales of consumable dental supplies, including printed office products, increased 7.3%(11%) due primarily to contributions from an expanded sales force and an increase in the number of customers. The printed office products business closed several sales locations and experienced turnover in its direct sales force in this year's first quarter resulting in a year-to-date decline in sales of 5.3%(2%). Dental equipment and software sales increased 19.4%(24%) due to strong demand across the equipment product lines. Equipment and software sales were negatively impacted by the Company's software business, which faced a difficult sales comparison with the year-earlier period. Sales of other services and products increased 9.2% (13%) in the Current Period due mostly to increases in technical services and parts.

               Gross Margin. Gross margins increased $18.6 million to $202.9 million for the Current Period due solely to the increase in sales volumes. The gross margin rate decreased to 36.4% for the Current Period from 36.6% for the Prior Period. Although margins improved in the second quarter, the increase was not sufficient to offset the mix related margin decline experienced in the first quarter due to lower software and printed office product sales as a percent of total sales.

               Operating Expenses. Operating expenses increased 7.2% to $149.9 million for the Current Period from $139.9 million for the Prior Period. The increase in operating expenses was related to greater sales volume. The Company gained efficiencies from its infrastructure and controlled costs resulting in a 90 basis point reduction in the operating expense rate which declined from 27.8% in the Prior Period to 26.9% in the Current Period.

               Operating Income. Operating income increased 19.2% to $53.0 million for the Current Period from $44.5 million for the Prior Period. Operating income, which increased as a percent of net sales from 8.8% to 9.5%, benefited from a reduction in operating costs and improved operating leverage but was negatively impacted by the reduction in the gross margin rate.

               Other Income. Other income, net of expenses, was $3.0 million for the Current Period compared to $2.3 million for the Prior Period. Other income increased $0.7 million due primarily to increased average short-term investments of cash.

               Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

               Net Income. Net income was $35.1 million, up $5.8 million or 19.7% from $29.3 million reported in the first six-months of last year due to the factors discussed above.

               Earnings Per Share. Earnings per share were $0.52 which represents a 9 cent or 20.9% increase over the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

          Our financial condition remains strong. Cash generated from operating activities was our principal source of funds during the six months ended October 28, 2000 and was used primarily to invest in working capital, fund capital expenditures and make acquisitions.

          Operating activities generated cash of $19.4 million in the first six months of 2000, compared to the same period in 2000 where operating activities provided cash of $21.6 million. The decrease of $2.2 million was primarily due to an increase in accounts receivable. Days sales outstanding increased to 46 days at the end of the quarter, an increase of 3 days from the beginning of the year. This increase was the result of carrying an additional $13 million of equipment contracts in receivables that related to an equipment promotion in June, July and August. These contracts will be sold in the Company's third fiscal quarter. The increase in accounts receivable was partially offset by a decline in inventory year-over-year and an increase in net income.

          Capital expenditures for the first six months of 2000 declined $2.6 million from the prior year period when the Company was funding the construction of a new distribution center.

         For the six-months ended October 28, 2000 the Company invested $2.5 million to acquire one dental distribution business and eCheck-Up.com, a newly developed Internet service that will provide on-line payroll, human resources and accounts payable processing through its web site. In comparison, the Company spent $2.7 million in the prior year period to acquire two dental distribution businesses.

         Available liquid resources at October 28, 2000 consisted of $130.1 million of cash and short-term investments and $16.1 million available under existing bank lines. The Company believes that cash and short-term investments and the remainder of its credit lines are sufficient to meet any existing and presently anticipated cash needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no material changes in market risk during the three months ended October 28, 2000. For additional information refer to item 7A of the Company's 2000 Form 10K.

                           PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         a) The Company's Annual Meeting of Shareholders was held on September 11, 2000.

         c)(1) The shareholders voted for one director nominee, Burt E. Swanson, for a three year term. 60,419,086 shares were voted for Mr. Swanson and 2,618,662 shares withheld authority. There were no abstentions and no broker non-votes.

           (2) The shareholders voted to approve the amendments to the Company's Employee Stock Purchase Plan to increase the number of shares reserved thereunder for issuance from 675,000 to 1,375,000 and to modify the eligibility requirements for participation by reducing the number of months of continuous employment with the Company from twelve (12) months to six (6) months. The vote was 62,551,738 shares for, 373,847 shares against and 112,162 abstentions. There were no broker non-votes.

           (3) The shareholders voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 28, 2001. The vote was 62,948,669 shares for, 59,935 shares against and 29,144 abstentions. There were no broker non-votes.

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

                                            PATTERSON DENTAL COMPANY
                                            (Registrant)

Dated:  December 12, 2000

                                        By: /s/  R. Stephen Armstrong
                                            -------------------------
                                            R. Stephen Armstrong
                                            Executive Vice President, Treasurer
                                               and Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)