Form 10-Q
period 2001-01-27
PATTERSON DENTAL CO
filed 2001-03-13
CIK 891024

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2001.

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

             X    Yes                      _______ No
          ------


Patterson Dental Company has outstanding 67,516,945 shares of common stock as of March 8, 2001.

                           PATTERSON DENTAL COMPANY

                                     INDEX


                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements                                                                            3-7

              Consolidated Balance Sheets as of January 27, 2001 and April 29, 2000                             3

              Condensed Consolidated Statements of Income for the Three and Nine
              Months Ended January 27, 2001 and January 29, 2000                                                4

              Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended January 27, 2001 and January 29, 2000                                                5

              Notes to Consolidated Financial Statements                                                        6

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.         8-11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                       12

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                                                 13

     Signatures                                                                                                14



Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
---------------------------------------------------------------------------
1995:
----

     This Form 10-Q for the period ended January 27, 2001, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 25, 2000, and other documents filed with the Securities and Exchange Commission. See also pages 11-12 of this Form 10-Q.

                         PART I FINANCIAL INFORMATION

                           PATTERSON DENTAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                            Jan. 27, 2001        Apr. 29, 2000
                                                                         ------------------     ---------------
ASSETS                                                                     (unaudited)
Current assets:
      Cash and cash equivalents                                            $     141,379          $    113,453
      Short-term investments                                                      16,266                 4,720
      Receivables, net                                                           134,708               132,419
      Inventory                                                                  110,887                92,838
      Prepaid expenses and other current assets                                    8,851                 7,978
                                                                         ----------------       ---------------
         Total current assets                                                    412,091               351,408
Property and equipment, net                                                       47,953                46,022
Intangibles, net                                                                  50,786                50,730
Other                                                                              5,054                 3,816
                                                                         ----------------       ---------------
         Total assets                                                      $     515,884          $    451,976
                                                                         ================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $      80,399          $     80,097
      Accrued payroll expense                                                     17,561                15,194
      Income taxes payable                                                         3,388                 1,110
      Other accrued expenses                                                      20,376                16,505
                                                                         ----------------       ---------------
         Total current liabilities                                               121,724               112,906
Non-current liabilities                                                            3,166                 3,458
                                                                         ----------------       ---------------
         Total liabilities                                                       124,890               116,364

Deferred credits                                                                   4,478                 5,142

STOCKHOLDERS' EQUITY
      Preferred stock                                                                ---                   ---
      Common stock                                                                   675                   674
      Additional paid-in capital                                                  68,039                67,022
      Accumulated other comprehensive loss                                        (2,478)               (2,060)
      Retained earnings                                                          333,342               277,896
      Note receivable from ESOP                                                  (13,062)              (13,062)
                                                                         ----------------       ---------------
         Total stockholders' equity                                              386,516               330,470
                                                                         ----------------       ---------------
         Total liabilities and stockholders' equity                        $     515,884          $    451,976
                                                                         ================       ===============

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended                      Nine Months Ended
                                            Jan. 27, 2001      Jan. 29, 2000        Jan. 27, 2001      Jan. 29, 2000
                                                                                      (39 weeks)         (40 weeks)
                                            -------------      -------------        -------------      -------------
Net sales                                      $  288,890         $  260,172           $  846,056         $  763,206

Cost of sales                                     180,374            163,756              534,632            482,470
                                               ----------         ----------           ----------         ----------

Margin                                            108,516             96,416              311,424            280,736

Operating expenses                                 77,913             70,445              227,841            210,313
                                               ----------         ----------           ----------         ----------

Operating income                                   30,603             25,971               83,583             70,423

Other income and expense:
     Amortization of deferred credits                 217                222                  664                664
     Finance income, net                            1,796              1,285                4,541              3,325
     Interest expense                                 (41)               (37)                 (98)              (139)
     Profit (loss) on currency exchange                 7                 31                 (109)                (5)
                                               ----------         ----------           ----------         ----------

Income before income taxes                         32,582             27,472               88,581             74,268

Income taxes                                       12,196             10,280               33,132             27,776
                                               ----------         ----------           ----------         ----------
Net income                                     $   20,386         $   17,192           $   55,449         $   46,492
                                               ==========         ==========           ==========         ==========

Earnings per share - basic and diluted         $     0.30         $     0.25           $     0.82         $     0.69
                                               ==========         ==========           ==========         ==========

Weighted average common and dilutive
     potential common shares                       67,863             67,593               67,728             67,567
                                               ==========         ==========           ==========         ==========

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                          Jan. 27, 2001        Jan. 29, 2000
                                                                            (39 weeks)           (40 weeks)
                                                                          --------------      --------------
Operating activities:
      Net income                                                            $   55,449           $   46,492
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                         5,757                5,030
            Amortization of deferrals                                             (664)                (664)
            Amortization of goodwill                                             2,467                2,236
            Bad debt expense                                                       627                  890
            Change in assets and liabilities, net of acquired                  (14,673)             (12,372)
                                                                            ----------           ----------
Net cash provided by operating activities                                       48,963               41,612

Investing activities:
      Additions to property and equipment, net                                  (7,276)             (12,700)
      Acquisitions, net                                                         (2,627)              (2,842)
      Purchase of short-term investments                                       (11,546)              (6,662)
      Investment in equipment contracts                                           ----              (14,940)
                                                                            ----------           ----------
 Net cash used in investing activities                                         (21,449)             (37,144)

Financing activities:
      Payments and retirement of long-term debt and obligations under
        capital leases                                                            (546)                (457)
      Common stock issued, net                                                   1,013               (1,016)
                                                                            ----------           ----------
Net cash provided by (used in) financing activities                                467               (1,473)

Effect of exchange rate changes on cash                                            (55)                 130
                                                                            ----------           ----------
Net increase in cash and cash equivalents                                       27,926                3,125

Cash and cash equivalents at beginning of period                               113,453               78,746
                                                                            ----------           ----------
Cash and cash equivalents at end of period                                  $  141,379           $   81,871
                                                                            ==========           ==========

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                  (Unaudited)
                               January 27, 2001

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 27, 2001, and the results of operations and the cash flows for the periods ended January 27, 2001 and January 29, 2000. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended January 27, 2001 and January 29, 2000, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 29, 2000, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2000 Annual Report on Form 10-K filed on July 25, 2000.

2. The fiscal year end of the Company is the last Saturday in April. The third quarter of fiscal year 2001 and 2000 represent the 13 weeks ended January 27, 2001 and January 29, 2000, respectively. The first nine months of fiscal year 2001 include 39 weeks while the first nine months of fiscal year 2000 include 40 weeks.

3. Total comprehensive income was $20,771 and $55,031 for the three and nine months ended January 27, 2001, respectively, and $17,625 and $47,275 for the three and nine months ended January 29, 2000, respectively.

4. On June 13, 2000 the Company declared a two-for-one stock split in the form of a 100% stock dividend payable July 21, 2000, to shareholders of record on June 30, 2000. All references in the financial statements and related notes to weighted average shares outstanding, share issuances, related prices and per share amounts have been restated to reflect the split.

5. The following table sets forth the denominator for the computation of basic and diluted earnings per share:


                                                          Three Months Ended                 Nine Months Ended
                                                      --------------------------        ------------------------
                                                       Jan. 27,          Jan. 29,       Jan. 27,        Jan. 29,
                                                         2001             2000            2001            2000
                                                      ---------         --------        --------        --------
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares                      67,454           67,373            67,410          67,344

  Effect of dilutive securities:
    Stock Option Plans                                     310              123               219             122
    Employee Stock Purchase Plan                            10                9                11              10
    Capital Accumulation Plan                               89               88                88              91
                                                      --------        ---------         ---------       ---------

  Dilutive potential common shares                         409              220               318             223
                                                      --------        ---------         ---------       ---------

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                      67,863           67,593            67,728          67,567
                                                      ========        =========         =========       =========


6. In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (Issue 00-10), which is required to be applied no later than the Company's fiscal fourth quarter. The Issue requires companies to classify as revenue all amounts related to shipping and handling that are billed to a customer in a sale transaction. If shipping or handling costs are significant and are not included in cost of sales, companies must disclose both the amount of such costs and the line item on the income statement where such costs are reported. Historically the Company has reported the net cost of its shipping and handling activities as an operating expense. The consensus of this Issue will probably result in some reclassifications within the structure of the Company's operating statement thus revising certain operating ratios. These potential reclassifications will have no impact on reported earnings. Management is continuing to review the impact of Issue 00-10 on the Company's financial statements and the options available, but has formed no definitive opinion as to how it will implement the standard.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.


                                         Three Months Ended  Nine Months Ended
                                         ------------------  -----------------
                                         Jan. 27,  Jan. 29,  Jan. 27,  Jan. 29,
                                           2001     2000       2001       2000
                                          ------   ------     ------     -----

     Net sales..........................   100.0%   100.0%     100.0%    100.0%
     Cost of sales......................    62.4%    62.9%      63.2%     63.2%
                                          ------   ------     ------     -----

     Gross profit.......................    37.6%    37.1%      36.8%     36.8%
     Operating expenses.................    27.0%    27.1%      26.9%     27.6%
                                          ------   ------     ------     -----

     Operating income...................    10.6%    10.0%       9.9%      9.2%
     Other income and expense, net......     0.7%     0.6%       0.6%      0.5%
                                          ------   ------     ------     -----

     Income before income taxes.........    11.3%    10.6%      10.5%      9.7%
     Income taxes.......................     4.2%     4.0%       3.9%      3.6%
                                          ------   ------     ------     -----

     Net income.........................     7.1%     6.6%       6.6%      6.1%
                                          ======   ======     ======     =====


     QUARTER ENDED JANUARY 27, 2001 COMPARED TO QUARTER ENDED JANUARY 29, 2000.

          Net Sales. Net sales for the three months ended January 27, 2001 ("Current Quarter") totaled $288.9 million up 11% from $260.2 million for the three months ended January 29, 2000 ("Prior Quarter"). Sales of consumable dental supplies, including printed office products, increased 9.1% to $175.8 million led by an 11.5% increase in the U.S. dental market. A 2.5% decline in printed office product sales and a nominal increase in the Canadian market tempered consumable dental supply sales in the current quarter. Dental equipment and software sales totaled $90.6 million in the Current Quarter versus $80.1 million in the Prior Quarter. Double-digit increases in most equipment product offerings drove the 13.1% increase in dental equipment and software sales. Equipment sales growth in the Current Quarter slowed in comparison to the first half of the year primarily in new-generation dental equipment lines. In addition, equipment sales in Canada were down 10.3% quarter over quarter. Sales of clinical software grew with digital equipment, but total software unit sales were flat in the Current Quarter due to reduced sales of front-office practice management software. Sales of other products and services, consisting of parts, technical service, software support and insurance e-claims, grew 18.9% to $22.5 million.

          Gross Margin. Gross margins increased $12.1 million or 12.5% over the Prior Quarter due to increased sales volumes and an improvement in the gross margin rate to 37.6% in the Current Quarter from 37.1% in the Prior Quarter. The 50 basis point increase in the gross margin rate reflects better margins at the point-of-sale, changes in product mix and an increase in vendor incentives.

          Operating Expenses. Operating expenses were $77.9 million in the Current Quarter, 10.6% higher than the Prior Quarter, but relatively unchanged as a percent of sales at 27.0% in the Current Quarter versus 27.1% for the Prior Quarter. The flat expense rate reflects the benefit of improved operating leverage and cost containment efforts offset by the negative impact of higher commission expense resulting from the Company's margin based commission programs.

          Operating Income. Operating income increased 17.8% to $30.6 million for the Current Quarter from $26.0 million for the Prior Quarter. Operating income increased as a percent of net sales from 10.0% to 10.6% due principally to an improved gross margin rate.

          Other Income. Other income, net of expenses, was $2.0 million for the Current Quarter compared to $1.5 million for the Prior Quarter. Other income increased due to higher average short-term investments of cash.

          Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

          Net Income. Net income increased to $20.4 million, or 18.6% due to the factors discussed above.

          Earnings Per Share. Diluted earnings per share increased to $0.30 versus $0.25 reported a year ago, a 5 cent or 20.0% increase over the same quarter a year ago.

NINE MONTHS ENDED JANUARY 27, 2001 COMPARED TO NINE MONTHS ENDED JANUARY 29,
2000.

          Net Sales. Net sales increased 10.9% to $846.1 million for the nine months ended January 27, 2001 ("Current Period") from $763.2 million for the nine months ended January 29, 2000 ("Prior Period"). The Current Period includes 39 weeks versus 40 weeks in the Prior Period. Excluding the impact of the additional week, sales increased approximately 14%. Sales references in parentheses exclude the additional week. Acquisitions contributed 3 percentage points, or approximately $20 million, to the overall sales growth. Sales of consumable dental supplies, including printed office products, increased 7.9%(11%) due primarily to contributions from an expanded sales force. The printed office products business closed several sales locations and experienced turnover in its direct sales force in this year's first quarter resulting in a year-to-date decline in sales of 4.4%(2%). Dental equipment and software sales increased 17.1%(20%) due to strong demand across the equipment product lines. Equipment and software sales were negatively impacted by the Company's software business, which faced a difficult sales comparison with the year-earlier period. Sales of other services and products increased 13.2%(16%) in the current period due mostly to increases in technical services and parts.

          Gross Margin. Gross margins increased $30.7 million to $311.4 million for the Current Period due solely to the increase in sales volumes. Year-to-date gross margins amounted to 36.8% of sales, the same as last year. Although margins improved in the second and third quarters, the increase was not sufficient to offset the mix related margin decline experienced in the first quarter due to lower software and software related service sales as a percent of total sales.

          Operating Expenses. Operating expenses increased 8.3% to $227.8 million for the Current Period from $210.3 million for the Prior Period. The increase in operating expenses was related to greater sales volume. The Company gained efficiencies from its infrastructure and controlled costs resulting in a 70 basis point reduction in the operating expense rate which declined from 27.6% in the Prior Period to 26.9% in the Current Period.

          Operating Income. Operating income increased 18.7% to $83.6 million for the Current Period from $70.4 million for the Prior Period. Operating income, which increased as a percent of net sales from 9.2% to 9.9%, benefited from a reduction in operating costs and improved operating leverage.

          Other Income. Other income, net of expenses, was $5.0 million for the Current Period compared to $3.8 million for the Prior Period. Increased average short-term investments of cash and higher finance income from long-term contracts resulted in the $1.2 million increase in other income.

          Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

          Net Income. Net income was $55.4 million, up $8.9 million or 19.3% from $46.5 million reported in the first nine-months of last year due to the factors discussed above.

          Earnings Per Share. Earnings per share were $0.82 which represents a 13 cent or 18.8% increase over the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     Our financial condition remains strong. Cash generated from operating activities was our principal source of funds during the nine months ended January 27, 2001 and was used primarily to invest in working capital, fund capital expenditures and make acquisitions.

     Operating activities generated cash of $49.0 million in the first nine months of 2001, compared to the same period in 2000 where operating activities provided cash of $41.6 million. The increase of $7.4 million was due primarily to a 19.3% increase in net income.

     Capital expenditures for the first nine months of 2001 declined $5.4 million from the prior year period when the Company was funding the construction of a new distribution center.

     For the nine months ended January 27, 2001 the Company invested $2.6 million to acquire one dental distribution business and eCheck-Up.com, a newly developed Internet service that will provide on-line payroll, human resources and payables processing through its web site. In comparison, the Company spent $2.8 million in the prior year period to acquire two dental distribution businesses.

     In September 1999, the Board of Directors authorized the repurchase of up to two million shares of our common stock. For the nine months ended January 27, 2001, the Company repurchased 75,000 shares for $2.1 million.

     The investment in equipment contracts resulted from the decision to hold, as opposed to sell, $20.1 million of equipment contracts receivable in the third quarter of 2000, $14.9 million of which was classified as a long-term asset on the balance sheet.

     Available liquid resources at January 27, 2001 consisted of $157.6 million of cash and short-term investments and $28.3 million available under existing bank lines. The Company believes that cash and short-term investments and the remainder of its credit lines are sufficient to meet any existing and presently anticipated cash needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk during the three months ended January 27, 2001. For additional information refer to item 7A of the Company's 2000 Form 10K.

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

Dated: March 13, 2001

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