Form 10-K405
period 2001-04-28
PATTERSON DENTAL CO
filed 2001-07-24
CIK 891024

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ___
                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of July 16, 2001, was approximately $1,555,474,000.

As of July 16, 2001, there were 67,828,739 shares of Common Stock of the registrant issued and outstanding.

                      Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

          Document Incorporated                             Part of Form 10-K
          ---------------------                             -----------------

Proxy Statement for 2001 Annual Meeting of Shareholders          Part III

                                FORM 10-K INDEX

                                                                                                               Page
PART I     ...................................................................................................    2
           Item 1.    BUSINESS................................................................................    2
           Item 2.    PROPERTIES..............................................................................   10
           Item 3.    LEGAL PROCEEDINGS.......................................................................   10
           Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   11

PART II    ...................................................................................................   11
           Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS....................   11
           Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA....................................................   12
           Item 7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS OF
                      OPERATIONS..............................................................................   12
           Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   16
           Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................   18
           Item 9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
                      DISCLOSURE..............................................................................   32

PART III   ...................................................................................................   32
           Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................   32
           Item 11.   EXECUTIVE COMPENSATION..................................................................   32
           Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................   32
           Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................   32

PART IV    ...................................................................................................   33
           Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................   33

SIGNATURES....................................................................................................   35

SCHEDULE II...................................................................................................   36

INDEX TO EXHIBITS.............................................................................................   37

                                    PART I

1. BUSINESS

     Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes forward-looking statements. Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Operating Results, for a discussion of certain factors which could cause the Company's actual operating results to differ materially from those expressed in any forward-looking statements.

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

     The Company markets its dental products and services through over 1,000 direct sales representatives, 220 of whom are equipment specialists, operating from 95 sales offices in the United States and Canada. The Company processes nearly 13,000 customer orders each business day using a computerized order processing network that links the Company's sales offices and 11 distribution centers. The Company estimates that 96% of its consumable goods orders are shipped complete within 24 hours. To support its marketing efforts and facilitate order entry, Patterson publishes a catalog containing approximately 18,000 dental products; a tri-yearly publication, Patterson Today, featuring dental equipment; and periodic direct mail advertisements highlighting popular and specially priced items. Customers may order through a sales representative or directly from the Company electronically through various media, including the Internet, or by mail or telephone.

     Patterson Dental Company was founded by M.F. Patterson in 1877. In May 1985, the Company's management and certain investors purchased the Company from a subsidiary of The Beatrice Companies, Inc. Patterson became a publicly traded company in October 1992. Net sales have increased from $165.8 million in fiscal 1986 to $1,156.5 million in fiscal 2001, operating margins have increased every year since fiscal 1985 and profitability has increased from an operating loss in fiscal 1986 to operating income of $115.1 million in fiscal 2001.


Industry Background

     Total expenditures for dental services in the United States increased from $13 billion in 1980 to $60 billion in 2000. Domestic dental care expenditures are projected by the Health Care Financing Administration to grow 6% annually, reaching $109 billion by the year 2010. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

     .    Demographics. The U.S. population grew from 235.1 million in 1980 to
          277.8 million in 2000, and is expected to reach 300.0 million by 2010. The median age of the population is also increasing and Patterson believes that older dental patients spend more on a per capita basis for dental services.

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

   . Coverage by dental plans. An increasing percentage of dental services are being funded by private dental insurance. The Health Care Financing Administration statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 50% of the $60 billion in total expenditures for 2000 as compared to approximately 30% of the $13 billion in total expenditures for 1980.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results.

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

     Emphasizing Value-Added, Full-Service Capabilities. Patterson believes that its customers value full service and responsive delivery of quality supplies and equipment, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services. The Company's knowledgeable sales representatives and equipment specialists assist customers in the selection and purchasing of supplies and equipment and provide consultation on office design, equipment requirements and financing. The educational benefits that Patterson's sales force provides are essential for the dental practitioner as the sales force is often one of their primary links to industry knowledge, especially with respect to new products. In addition, the high quality sales force allows Patterson to offer broader product lines. Most dentists are independent, sole practitioners who are unable to store and manage large volumes of supplies in their offices. Patterson meets its customers requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers. As part of its focus on complete customer satisfaction, Patterson's trained service technicians perform equipment installation, maintenance and repair services.

     Using Technology, Including the Internet, to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability since 1987 when it first introduced Remote Order Entry (REMO(SM)). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers five systems, REMO(SM), REMO-Net(SM), REMO-Ware(SM), PDXpress(R) and PassPort(SM) Plus. These systems are used by customers as well as the Company's sales force. Over the years, the number of orders transmitted electronically has grown steadily to approximately 50% of Patterson's consumable dental products volume or $345 million in fiscal year 2001.

     The Company's current Internet system, REMO-Net(SM), in addition to on-line ordering capabilities, provides order status and shipment tracking, product look-up, comparison shopping, new product introduction and access to "Patterson Today" articles. Longer term, the goal of the Company's Internet strategy is to distribute information and service related products over the Internet to enhance customers' practices and to increase sales force productivity. During the past year, the Company has been augmenting its Internet system, and plans to launch the enhanced Internet system in late summer of this year. The new Internet environment will include enhanced order entry via eMAGINE-Net(SM), continuing education products, manufacturers' product information, an office design application and a tool to provide real time customer and Company information to the Company's sales force.

     For those customers not using the Internet, the Company offers four alternative products. REMO(SM) and REMO-Ware(SM) give customers direct and immediate ordering access through a personal computer to a database containing Patterson's complete inventory. PDXpress(R) is a handheld order entry system that eliminates handwritten order forms by permitting a user to scan a product bar code from an inventory tag system or from Patterson's bar-coded catalog. PassPort(SM) Plus is a smart phone which incorporates automated ordering and bar code scanning with credit card processing. The Company has begun the rollout of its newest order entry system, eMAGINE(SM). eMAGINE(SM) has become the standard platform for the sales representative. Beta testing for customers is under way and the system should be available for all customers wishing to use it in early fall 2001. It will replace REMO-Ware(SM) and includes many new features and upgrades including: up to three years of order history for the customer's reference, faster searches for products and reports, order tracking, instant information on monthly product specials, descriptions and photographs of popular products and an electronic custom catalog, including a printable version with scanable bar codes. These systems, including eMAGINE(SM), are provided at no additional charge to customers who maintain certain minimum purchase requirements.

     Continuing to Improve Operating Efficiencies. Patterson continues to implement programs designed to improve operating efficiencies and allow for continued sales growth over time. These programs include enhancing its management information and product handling systems and consolidating its distribution centers to improve product availability and to reduce redundancies in personnel, equipment and certain inventories. In addition, by offering its electronic order entry systems to customers, Patterson enables its sales representatives to spend more time with existing customers and to call on additional customers. Most recently, the Company launched its new Infosource program, a web-based system that disseminates key sales reports, customer purchasing trends and other administrative information to the Company's sales force and branch managers. Infosource allows sales representatives to more effectively and efficiently market the Company's broad product line while enabling branch managers to increase their productivity.

     Growing through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental products distribution industry. Over the past 14 years the Company has made the following acquisitions:

     Dental distribution acquisitions in the United States

     . In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 2001, Patterson acquired the customer base and certain assets of 23 smaller dental dealers throughout the United States. During fiscal 2001, the Company acquired Micheli Dental Supply, Inc., which did business as A.B.E. Dental, of Belmont California.

         Dental distribution acquisitions in Canada

     . In October 1993, the Company completed the acquisition of Healthco International, Inc.'s Canadian subsidiary, Healthco Canada, Inc. Now known as Patterson Dental Canada, Inc., this subsidiary, which the Company believes is one of the two largest full-service dental products distributors in Canada, employs approximately 463 people, 129 of whom are sales representatives. In August 1997, the Company acquired Canadian Dental Supply Ltd. which expanded the Company's market share in British Columbia, Alberta, Saskatchewan and Ontario.

     Printed office products acquisitions

     . In October 1996, the Company acquired the Colwell Systems division of Deluxe Corporation. Colwell Systems produces and sells a variety of printed office products used in medical and dental offices. In February 1999, the Company acquired Professional Business Systems, Inc. (PBS), Colwell's largest supplier, to expand production capacity.

     Software acquisitions

     . In July 1997, the Company acquired EagleSoft, Inc., a developer and marketer of Windows(R)-based practice management software for dental offices. EagleSoft is located in Effingham, Illinois. In September 2000, the Company acquired eCheck-up.com, a web-based, value-added service that complements and expands the Company's current product offerings to the front office of the dental practice. ECheck-up.com is a newly developed Internet service that provides on-line payroll, human resources, payables processing and benchmarking services to subscribing dental customers through its website.

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

                                                                           2001        2000      1999
                                                                           ----        ----      ----
          Consumable Dental and Printed Products .....................      63%         63%       63%

          Equipment and Software......................................      28          28        27

          Other (1)...................................................       9           9        10
                                                                           ---         ---       ---
               Total..................................................     100%        100%      100%
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

     Printed Products. The Company provides a variety of printed products, office filing supplies, and practice management systems to office-based healthcare providers including medical and dental offices. Products include custom printed products, insurance and billing forms, stationery, envelopes and business cards, labels, file folders, appointment books and other stock office supply products. Products are sold through two channels:

     .    The Company's dental distribution sales force
     .    Catalogs distributed to over 150,000 customers several times a year

     Both channels are supported by a telemarketing staff located in Champaign, Illinois. Orders are received by telephone, through the mail or electronically from the dental distribution order processing system.

     The printed office products group employs 476 people and operates from two facilities located in Champaign, Illinois, and one in Roselle, Illinois. The largest facility is an 86,200-square-foot printing plant located in Champaign specializing in short-run printing and custom printed products. The other facility in Champaign serves as the call center for its telemarketing group and administrative offices. The Roselle facility is a 32,000-square-foot building that houses printing, assembly, distribution and sales operations.

Equipment and Software

     Equipment. Patterson offers a wide range of dental equipment products including x-ray machines, high-and low-speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company also distributes newer technology equipment that provides customers with the tools to improve productivity and patient satisfaction. Examples of such innovative and high-productivity products include the CEREC product family, a chair side restoration system; air abrasion systems; digital x-rays; and the Triangle Sterilization Center.

     Software. The Company develops and markets practice management software for dental professionals. Products include software for scheduling, billing, charting and storage/retrieval of digital images. The Company also sells software products developed by third parties including Sidexis by Sirona, Dimax2 by Planmeca and VixWin by Gendex. These value-added products are designed to help achieve office productivity improvements which translates into higher profitability for the customer. To support its customers as they continue to integrate newer technology into their dental practice, the Company established the Patterson Technology Call Center at EagleSoft to assist customers with problems or questions related to digital software integration. A key element of the Company's strategy is to provide seamless integration of digital imaging products with practice management software so that customers can quickly store, retrieve and transfer images. In fiscal 2001, the Company realigned its EagleSoft sales force to report directly to Patterson's sales offices. As Patterson Technology Representatives, they team with other sales representatives and are responsible for selling digital products as well as practice management software. Management believes this realignment enables the Company more to fully capitalize on market demand and based on fiscal 2001 results believes the realignment was a sound decision. EagleSoft has a total of 153 employees, of whom 122 are dedicated to software development, sales and product support.

Other

     Software Services. The Company offers a variety of services to complement its software products such as service agreements, electronic claims processing and billing statement processing. These services provide value to customers by allowing them to receive payments more rapidly while obtaining greater productivity.

     Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and Patterson's 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance service for all dental equipment, whether or not purchased from Patterson, including 24-hour handpiece repair service. Patterson's 807 service technicians call on dental offices throughout the United States and Canada. A computerized scheduling, tracking and billing system documents and instantly retrieves customer repair histories, and helps Patterson to keep frequently needed repair items in inventory.

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

     Equipment Financing. The Company provides a variety of options to fulfill its customers' financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party, or will arrange a leasing program with an outside party. These alternatives allow the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2001, the Company originated over $101 million of equipment finance contracts.

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

     The Company has entered into a combined Contract Purchase and Revolving Credit Agreement with U.S. Bank National Association, under which U.S. Bank National Association and three additional banks committed to purchase from the Company, on a limited recourse basis, the Company's installment sale contracts secured by dental equipment. The Company continues to service the accounts. As of April 2001, the combined Contract Purchase Agreement and unsecured revolving credit facility with the banks allowed for a maximum credit line of $100 million. As of April 28, 2001, contracts with an outstanding principal balance of $100 million had been sold under the Contract Purchase Agreement. The Company had no outstanding borrowings under the Revolving Credit Agreement. On April 30, 2001, the Company extended its bank contract and revolving purchase agreement which now provides for unsecured borrowings and sales of installment contract receivables of up to a combined $125 million. See Note 5, "Financing," of the Consolidated Financial Statements.

Sales and Marketing

     During fiscal 2001, Patterson sold consumable dental products to over 114,000 customers in the U.S. and Canada who made one or more purchases of supplies during the year. Patterson's customers include dentists, dental laboratories and institutions. No single customer accounted for more than 1% of sales during fiscal 2001, and Patterson is not dependent on any single customer or geographic group of customers. The Company's sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company's value added approach.

     A primary component of the Company's value-added approach is its sales force. Due to the fragmented nature of the dental products market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an education link to the overall dental industry, assist dentists in selecting and purchasing products and help customers efficiently manage their supply inventory. Each representative works within an assigned sales territory from one of 95 sales offices under the supervision of a branch sales manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some representatives receiving a base salary and commission.

     To assist its sales representatives, Patterson publishes a variety of catalogs and fliers containing product and service information. Patterson's customers receive a full-line product catalog containing over 18,000 inventoried items. Selected consumable supplies, new products, specially priced items and high-demand items such as asepsis products are promoted through merchandise fliers printed bimonthly and distributed to over 100,000 dentists nationwide. In addition, equipment sold by the Company is featured in the Company's tri-yearly publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson, and information on equipment maintenance.

Distribution

     The Company believes that responsive delivery of quality dental supplies and equipment is a key element to providing complete customer satisfaction. Patterson ships its dental supplies and printed office products from 11 distribution centers with 478 warehouse employees. The Company's dental sales offices are configured with display areas where the latest dental equipment can be demonstrated. Equipment inventory is also staged at sales offices before delivery to dental offices for installation.

     Orders for consumable supplies can be placed by telephone or electronically 24 hours a day, seven days a week. All orders are routed through the Company's centralized computer ordering, shipping and inventory management system, which is linked to each of the Company's strategically located distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs shipment of the item from another center. Rapid and accurate order fulfillment is another principal component of the Company's value-added approach. The Company estimates that 96% of its consumable goods orders are shipped complete within 24 hours. The Company believes it averages only one error per every 1,150 orders.

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

Sources of Supply

     Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. Recently, the Company began a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2001, the Company processed 45% of its vendor invoices using EDI capabilities. In addition, 35% of Patterson's purchase order volume was conducted employing EDI, which represented 60% of purchase order dollars placed during the fiscal year. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

     The Company obtains dental products from approximately 1,100 vendors. In addition, the Company has exclusive distribution agreements with several quality dental equipment manufacturers including Sirona on the CEREC, Triangle for sterilization centers, and Schick Technologies for digital x-rays. The Company is the only national dealer for A-dec equipment, including chairs, units and cabinetry. In fiscal 2001, the Company's top 10 vendors and single largest vendor accounted for approximately 50% and 12%, respectively, of the cost of products sold. There is more than one source of supply for almost all of the categories of products sold by the Company.

Competition

     The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service distributors and mail-order distributors. The dental supply market is extremely fragmented. In addition to Patterson and one other national, full-service firm, Henry Schein, Inc., there are at least 20 full-service distributors which operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end-users, and thereby eliminate the role of the Company. Patterson believes that it differentiates itself from its competition based primarily on its qualified and motivated sales force, experienced service technicians, broad range of products and services, accurate and timely delivery, strategic location of sales offices and distribution centers, and competitive pricing.

     The Company also experiences competition in Canada. Principal competitors include two national, full-service distributors, Ash Temple and Arcona, a division of Henry Schein, Inc. The Company believes it competes in Canada on essentially the same basis as in the United States.

Trademarks

     Patterson has registered with the United States Patent and Trademark Office the marks "Patterson" and "PDXpress". The Company believes that the Patterson mark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company. The Company also claims rights in the mark "eMAGINE".

Employees

     As of April 28, 2001, the Company employed 3,853 people in the United States and Canada on a full-time basis. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson's employees is subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

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

Subsequent Event

On July 9, 2001, the Company acquired certain assets of J. A. Webster, Inc., the leading distributor of veterinary supplies to companion pet (dogs, cats and other common household pets) veterinary clinics in the eastern United States and the third largest nationally. One of the most respected names in the veterinary supply industry, Webster is a value-added, full service distributor of consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals. A description of J. A. Webster's business, industry, and factors that may affect its future operating results is included in Item 5 of the Form 8-K filed by the Company on July 9, 2001 announcing the acquisition. The information set forth under Item 5 captioned "About J. A. Webster, Inc." on Form 8-K is included as Exhibit 99 to this Form 10-K and is incorporated into this Item 1 by reference.


Executive Officers of the Registrant

         Set forth below are the names, ages and positions of the executive officers of the Company as of June 30, 2001.

           Peter L. Frechette              63    President,  Chief Executive Officer,  and Director - Patterson
                                                 Dental Company
           R. Stephen Armstrong            50    Executive Vice President,  Chief  Financial  Officer and Treasurer
                                                 - Patterson Dental Company
           James W. Wiltz                  56    Vice  President  and Director - Patterson  Dental  Company and
                                                 President Patterson Dental Supply, Inc.
           Mary H. Baglien                 58    Vice President, Human Resources - Patterson Dental Company
           Lynn E. Askew                   39    Vice  President,  Management  Information  Systems - Patterson
                                                 Dental Company
           Gary D. Johnson                 54    Vice President, Sales - Patterson Dental Supply, Inc.
           R. Reed Saunders                53    Vice President - Patterson  Dental Supply,  Inc. and President
                                                 - Colwell Systems
           Richard A. Kochmann             49    Vice President , Marketing - Patterson Dental Supply, Inc.
           Normand Senecal                 56    President - Patterson Dental Canada, Inc.

           The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company's officers is employed pursuant to a written employment contract.

Background of Executive Officers

           Peter L. Frechette has been President and Chief Executive Officer of the Company since September 1982 and has been a director of Patterson since March 1983. Prior to joining Patterson, Mr. Frechette was employed by American Hospital Supply Corporation for 18 years, the last seven of which he served as president of its Scientific Products Division. Mr. Frechette is also a director of FinishMaster, Inc.

           R. Stephen Armstrong was elected Executive Vice President, Treasurer and Chief Financial Officer of the Company effective July 31, 1999. Prior to joining Patterson, Mr. Armstrong had been an Assurance Partner with Ernst & Young LLP. Ernst & Young LLP is currently the Company's independent public auditor.

           James W. Wiltz has been a Vice President of the Company since 1986 and has been employed by Patterson since September 1969, initially as a territory sales representative. In 1980, Mr. Wiltz was appointed Vice President of the Midwestern Division and was appointed Vice President, Sales and Distribution in 1986. In 1996, Mr. Wiltz became President of the Company's subsidiary, Patterson Dental Supply, Inc. He was appointed to the Board of Directors in March 2001.

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

           Richard A. Kochmann was promoted to Vice President, Marketing, of Patterson Dental Supply, Inc. in November 2000. Mr. Kochmann began his career with Patterson in 1980 as a college representative and has held various sales and management positions within the Company.

           Normand Senecal has been President of the Company's Canadian subsidiary Patterson Dental Canada Inc., since it was acquired from Healthco International, Inc. in 1993.

2.   PROPERTIES

         The Company owns its principal executive offices in St. Paul, Minnesota.

         Distribution facilities are located in California, Florida, Illinois, Indiana, Iowa, Pennsylvania, Texas, Washington and Canada. Approximately 75%, or 378,000 square feet, of the total distribution space is owned by the Company and the balance is leased.

         The Company also maintains sales and administrative offices inside the United States at 86 locations in 45 states and outside the United States at 11 locations in Canada. All of these locations are leased. The Company has two owned manufacturing facilities, which are used in the Colwell division.

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

         Among the product liability cases in which the Company is currently a defendant, fifteen involve claims by healthcare workers claiming damages from allergic reactions from exposure to latex gloves distributed by the Company. In each of these cases the Company acted as a distributor of "Patterson" private label gloves manufactured by third parties, as well as gloves bearing the brand names of other suppliers. In each of these cases the Company intends to seek indemnification from or assert claims against the glove manufacturers pending completion of product identification.

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


4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the three-month period ended April 28, 2001.

                                    PART II

5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the Nasdaq Stock Market(R) under the symbol "PDCO".

         The following table sets forth the range of high and low sale prices for the Company's common stock for each full quarterly period within the two most recent fiscal years. Sales prices are adjusted for the two-for-one stock split on June 13, 2000. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                     High         Low
                                                                     ----         ---
                Fiscal 2000
                   First Quarter...............................      $ 21.00      $ 16.75
                   Second Quarter..............................      $ 25.06      $ 18.38
                   Third Quarter...............................      $ 24.13      $ 19.44
                   Fourth Quarter..............................      $ 24.75      $ 16.25

                                                                     High          Low
                                                                     ----          ---
                Fiscal 2001
                   First Quarter...............................      $ 26.94      $ 21.44
                   Second Quarter..............................      $ 31.00      $ 18.75
                   Third Quarter...............................      $ 34.38      $ 26.06
                   Fourth Quarter..............................      $ 33.88      $ 29.13

         On July 16, 2001, the number of holders of record of common stock was 2,874. The transfer agent for the Company's common stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

6.   SELECTED CONSOLIDATED FINANCIAL DATA
         (In thousands, except per share amounts)


                                                                           Fiscal Year Ended
                                                -----------------------------------------------------------------------
                                                 April 28,     April 29,      April 24,       April 25,      April 26,
                                                   2001          2000           1999            1998         1997/(2)/
                                                ----------    -----------    -----------     -----------    -----------
Statement of Operations Data:
----------------------------
Net sales/(3)/                                  $1,156,455    $ 1,045,883    $   883,268     $   782,284    $   691,779
Cost of sales/(3)/                                 747,301        678,766        571,698         505,069        455,967
                                                ----------    -----------    -----------     -----------    -----------
Gross margin/(3)/                                  409,154        367,117        311,570         277,215        235,812
Operating expenses/(3)/                            294,039        269,658        234,098         212,833        184,627
                                                ----------    -----------    -----------     -----------    -----------
Operating income                                   115,115         97,459         77,472          64,382         51,185
Other income (expense) - net                         7,081          5,540          2,239           1,324          1,119
                                                ----------    -----------    -----------     -----------    -----------
Income before income taxes                         122,196        102,999         79,711          65,706         52,304
Income taxes                                        45,721         38,527         29,815          24,937         19,687
                                                ----------    -----------    -----------     -----------    -----------
Net income                                      $   76,475    $    64,472    $    49,896     $    40,769    $    32,617
                                                ==========    ===========    ===========     ===========    ===========

Earnings per share - diluted/(1)/               $     1.13    $      0.95    $      0.75     $      0.61    $      0.50
                                                ----------    -----------    -----------     -----------    -----------
Weighted  average dilutive potential
   shares outstanding/(1)/                          67,763         67,544         66,993          66,325         65,379
                                                ----------    -----------    -----------     -----------    -----------
Dividends per common share                              --             --             --              --             --


Balance Sheet Data:
------------------
Working capital                                 $  310,046    $   238,502    $   187,952     $   133,256    $    96,893
Total assets                                       549,180        451,976        373,250         316,373        255,311
Total debt                                             990          1,719          2,097           7,202         10,792
Stockholders' equity                               408,515        330,470        265,199         210,303        163,662

     (1) Amounts are adjusted for two-for-one stock split on June 13, 2000 and three-for-two stock split on January 12, 1998. See Note 1, "Earnings per Share," to the Consolidated Financial Statements.
     (2) Consolidated results have been restated to include the operations of Canadian Dental Supply, Ltd. acquired in August 1997, and accounted for as a pooling-of-interests.
     (3) Net sales, cost of sales, gross margins, and operating expenses have been reclassified for all periods presented to comply with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." See Note 1, "Reclassification of Shipping Fees," of the Consolidated Financial Statements.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Patterson has established certain operating goals, which historically included increasing net sales four percentage points faster than the average industry growth rate, which it believes is 7% to 9%, but increased this goal to six points for fiscal years 2000 and 2001. The Company also targets a 50 basis point annual improvement in its operating margin. On average, attaining these goals should translate into annual earnings growth between 18% and 20%. The Company achieved these goals in fiscal year 2001, reporting a 13% increase in comparable net sales, a 70 basis point expansion in net margin versus fiscal 2000 and an 18.6% increase in net income.

         Over the recent five-year period, sales have grown 13.6% and net income advanced 21.7% compounded annually. Net income over the five years benefited from cost controls that reduced operating expenses in relation to sales to 25.4% of sales in fiscal 2001 versus 26.7% in fiscal 1997, and improved the gross profit margin to 35.4% in fiscal 2001 compared with 34.1% in fiscal 1997.

         The Company's effective strategy for growth has focused on internal growth and the acquisition of smaller dental distributors to achieve a broader customer base and expanded direct sales representation. The acquisition strategy also features the addition of complementary product lines, such as supplies and forms for the dentist's front office, and practice management software. Over the last five years, Patterson has completed 14 acquisitions of companies with annual sales of $159.9 million and gained a total of 136 sales representatives. The Company estimates its internal growth excluding acquisitions was approximately 11% during this period. The number of direct sales representatives has increased 38% since fiscal 1997, and sales per direct sales representative have increased more than 28%, evidencing the effectiveness of the Company's strategies.

         The Company operates in one segment, dental products distribution. The Company distributes consumable supplies, equipment, printed office products, services and software primarily to dental professionals in the U.S. and Canada.

Results of Operations

         The following table summarizes the results of operations over the past three fiscal years as a percent of sales:


                                               2001       2000       1999
                                               ----       ----       ----
           Net sales                         100.0%     100.0%     100.0%
           Cost of sales                      64.6%      64.9%      64.7%
                                             ------     ------     ------
           Gross margin                       35.4%      35.1%      35.3%
           Operating expenses                 25.4%      25.8%      26.5%
                                             ------     ------     ------
           Operating income                   10.0%       9.3%       8.8%
           Other income                        0.6%       0.5%       0.2%
                                             ------     ------     ------
           Income before taxes                10.6%       9.8%       9.0%
           Income taxes                        4.0%       3.6%       3.4%
                                             ------     ------     ------
           Net income                          6.6%       6.2%       5.6%
                                             ======     ======     ======

Fiscal 2001 Compared to Fiscal 2000

         Net Sales. Sales for the year increased 10.6% to $1,156.5 million from $1,045.9 million in fiscal 2000. Results for fiscal 2001 are based on a 52-week year versus 53 weeks in fiscal 2000. Excluding the impact of the additional week in fiscal 2000, sales increased 13%. Sales of dental equipment were the Company's principal sales growth driver during the fiscal year increasing 18% on a comparable basis. Equipment sales were fueled by sales of new generation dental equipment and solid performance from the Company's core dental equipment lines. Acquisitions added approximately 2% or $23.8 million to the overall sales increase. Sales references in parentheses exclude the additional week. Sales of consumable dental supplies, including printed office products increased 8.1% (10%) for the year paced by the US dental market where consumable sales increased 10.4% (13%). A nominal increase in the Canadian market and a 4.2% (2%) decline in printed office products tempered consumable sales growth in fiscal 2001. Printed office product sales to the dental market increased in step with consumable dental supplies. However, total printed office product sales were lower than last year due to reduced sales to the non-dental markets. Equipment and software sales grew 15.4% (17%). The Company experienced double-digit sales growth in most equipment product offerings in the U.S. dental market. Sales of clinical software units grew with digital equipment, but total software unit sales declined in fiscal 2001 due to reduced sales of front-office practice management software. Sales of practice management software were enhanced significantly in fiscal 2000 by the need of many dental offices to become Y2K compliant. Sales of other services and products, up 13.2% (15%) from last year, benefited from strong sales of technical service and parts, software support and insurance e-claims.

         Gross Margin. Gross margins increased $42.0 million or 11.5% over fiscal 2000 due to increased sales volumes and an improvement in the gross margin rate to 35.4% in fiscal 2001 from 35.1% in fiscal 2000. The 30 basis point increase in the gross margin rate reflects better margins at the point-of-sale and changes in product mix.

         Operating Expenses. Operating expenses for the year increased 9.0% over the prior year but declined as a percent of sales from 25.8% to 25.4%. Higher sales volumes, higher commission expense resulting from the Company's margin based commission programs, and increased spending on advertising were the primary factors driving the 9.0% increase in operating expenses. The 40 basis point improvement in the expense rate reflects the benefit of improved operating leverage and cost containment efforts.

         Operating Income. Operating income increased 18.1% and amounted to 10.0% of sales in fiscal 2001. As a percent of sales, operating income was 70 basis points better than fiscal 2000 due to both improvements in the gross margin and operating expense rates.

         Other Income. Other income, net of expenses, came to $7.1 million for fiscal 2001 compared to $5.5 million for fiscal 2000. The increase in other income reflects higher average short-term investments of cash.

         Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

         Net Income. Net income increased to $76.5 million, or 18.6% due to the factors discussed above.

         Earnings Per Share. Diluted earnings per share increased to $1.13 versus $0.95 reported a year ago, an 18 cent or 18.9% increase over a year ago.

Fiscal 2000 Compared to Fiscal 1999

         Net Sales. Net sales for fiscal 2000 increased 18.4% to $1,045.9 million from $883.3 million in fiscal 1999. Results for fiscal 2000 are based on a 53-week year versus 52 weeks in 1999. Excluding the impact of the additional week, sales increased approximately 16%. Significant improvements in Canada, acquisitions and increases in both sales representatives and customer base were the primary contributors to the sales increase. In fiscal 2000, Patterson Dental Canada sales increased by 18.6% to $88.8 million. Acquisitions added approximately $18.6 million or 2 percentage points to the overall sales increase. During 2000 the Company's sales force grew by 60 representatives and the total number of customers who purchased supplies from the Company increased approximately 16%. Sales mix was consistent with prior year. Sales references in parentheses exclude the additional week. Sales of dental and printed products increased 19.0% (17%) due primarily to contributions from an expanded sales force, an increase in the number of customers and the PBS acquisition. Excluding the impact of the acquisition of PBS, and the additional week, consumable dental products were up 14.5%. Equipment and software sales increased 18.5% (17%) due to strong demand across the equipment product lines and incremental software sales from customers upgrading their systems to be year 2000 compliant. Other revenues increased 13.6% (12%) reflecting growth in equipment repair and maintenance services and electronic claims processing and software maintenance contract sales.

         Gross Margin. Gross margin decreased to 35.1% in fiscal 2000 from 35.3% in 1999 due primarily to the absence of certain buying opportunities that were available last year. Point-of-sale margins were the same as fiscal 1999. Gross profit increased 17.8% to $367.1 million for fiscal 2000. The increase in gross profit was due primarily to the increase in sales volume.

         Operating Expenses. Operating expenses increased 15.2% to $269.7 million for fiscal 2000 from $234.1 million in 1999. The majority of the increase in operating expenses was related to greater sales volume, incentive compensation and higher healthcare costs. Operating expenses as a percent of sales declined from 26.5% to 25.8% reflecting increased productivity across all business lines.

         Operating Income. Operating income increased 25.8% to $97.5 million for fiscal 2000 from $77.5 million for fiscal 1999. The Company was able to leverage its infrastructure against the strong sales increase which improved the operating margin to 9.3% of sales versus 8.8% reported a year ago.

         Other Income. Other income, net of expenses, was $5.5 million for fiscal 2000 compared to $2.2 million for fiscal 1999. Other income increased due primarily to increased average short-term investments of cash.

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

Liquidity and Capital Resources

         Patterson's operating cash flow, which generally parallels net earnings, has been the Company's principal source of liquidity in 2001, 2000 and 1999. Cash generated from operating activities was invested in working capital, capital expenditures and acquisitions.

         Operating activities generated cash of $80.1 million in 2001 compared with $67.9 million in 2000 and $51.6 million in 1999. The $12.2 million increase in 2001 over 2000 and the $16.3 million increase in 2000 over 1999 reflected the Company's continuing increase in profitability and improved productivity in the use of working capital.

         Capital expenditures net of dispositions were $10.0, $15.4, and $7.1 million in 2001, 2000 and 1999, respectively. The increase in fiscal 2000 reflected spending for a new distribution center which came on line in February 2000. The Company expects to invest about $12.0 million in capital spending in 2002 to enhance information systems and upgrade facilities.

         In 2001, the Company invested $3.8 million to acquire one dental distribution business and eCheck-Up.com, a web-based value-added service company. In comparison, the Company invested $12.6 million in 2000 to obtain three dental distribution businesses and made a $1.3 million investment in 1999 to purchase two smaller dental distributors.

         Available liquid resources at April 28, 2001, consisted of $184.5 million of cash and short-term investments and $3.6 million available under existing bank lines. In May 2001, the Company amended its Contract Purchase Agreement and unsecured revolving credit facility to increase its maximum borrowing limit by $25 million. The Company believes that these resources and funds generated from operations are sufficient to meet any existing and presently anticipated cash needs. In addition, the Company believes it has sufficient debt capacity to obtain the necessary funds for use in accomplishing its corporate objectives.

Asset Management

         The following table summarizes the Company's days sales outstanding
(DSO), inventory turnover, and sales per employee over the past three fiscal years:

                                           2001         2000         1999
                                           ----         ----         ----

         Days sales outstanding              43           43           43
         Inventory turnover (1)             7.1          6.5          6.0
         Sales per employee (000's)        $300         $276         $244

         (1) The inventory values used in this calculation are the LIFO inventory values for U.S. dental inventories and the FIFO inventory value for Canadian, Colwell and EagleSoft inventories.


 Foreign Operations

         Foreign sales are derived primarily from operations in Canada. Fluctuations in currency exchange rates have not significantly impacted earnings. However, net sales in fiscal 2001 were adversely affected by the strengthening of the U.S. dollar. Without foreign currency effects, net sales would have increased by an additional $2.5 million. The Company expects the unfavorable US/Canadian exchange rate to continue to impact its rate of year-over-year sales growth during the first half of fiscal 2002. Changes in currency exchange rates is a risk accompanying foreign operations, but this risk is not considered material with respect to the Company's business.

Subsequent Event

         On July 9, 2001, the Company acquired certain assets of J. A. Webster, Inc., the leading distributor of veterinary supplies to companion pet (dogs, cats and other common household pets) veterinary clinics in the eastern United States and the third largest nationally. One of the most respected names in the veterinary supply industry, Webster is a value-added, full service distributor of consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals. A description of J. A. Webster's business, industry, and factors that may affect its future operating results is included in Item 5 of the Form 8-K filed by the Company on July 9, 2001 announcing the acquisition. The information set forth under Item 5 captioned "About J. A. Webster, Inc." on Form 8-K is included as Exhibit 99 to this Form 10-K and is incorporated into this Item 7 by reference.

Factors That May Affect Future Operating Results

     Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K include forward-looking statements. Words such as "believes," "expects," "plans," "estimates," "intends" and variations of such words are intended to identify such forward-looking statements. The statements are not guaranties of future performance and are subject to certain risks, uncertainties or assumptions that are difficult to predict; therefore, the Company cautions shareholders and prospective investors that the following important factors, among others, could cause the Company's actual operating results to differ materially from those expressed in any forward-looking statements. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

     . Reduced growth in expenditures for dental services by private dental insurance plans.

     . The accuracy of the Company's assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive dental services such as periodontic, endodontic and orthodontic procedures.

     . The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

     . The ability of the Company to retain its base of customers and to increase its market share.

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

     . The continued ability of the Company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates.

     The Company's earnings are affected by changes in short-term interest rates as a result of its investment in short-term commercial paper and government securities. As of the end of fiscal 2001 and 2000, the fair market value of the investments approximated the carrying value. If market interest rates for these investments averaged 10 percent more or less in 2001 and 2000, the Company's interest income would have changed by approximately $0.5 million in 2001 and $0.3 million in 2000.

     The Company has operations in Canada which it considers to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company experienced translation adjustments of $(0.3) million in 2001 and $0.2 million in 2000 which were reflected in the balance sheet as an adjustment to stockholders' equity. The cumulative translation adjustment at the end of 2001 showed a negative translation adjustment of $(2.3) million.

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

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Patterson Dental Company

     We have audited the accompanying consolidated balance sheets of Patterson Dental Company as of April 28, 2001 and April 29, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Dental Company at April 28, 2001, and April 29, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 28, 2001, in conformity with accounting principles generally accepted in the United States.

                                                   /s/ Ernst & Young LLP

Minneapolis, Minnesota
May 24, 2001, except note 11 as to which the date is July 18, 2001

                            PATTERSON DENTAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                     April 28,       April 29,
                                                                                       2001            2000
                                                                                       ----            ----
ASSETS
Current assets:
  Cash and cash equivalents.....................................................     $ 160,024       $ 113,453
  Short-term investments........................................................        24,484           4,720
  Receivables, net of allowance for doubtful accounts of $4,166 and $4,208
      at April 28, 2001 and April 29, 2000, respectively........................       144,625         132,419
  Inventory.....................................................................       103,700          92,838
  Prepaid expenses and other current assets.....................................         9,928           7,978
                                                                                     ---------       ---------
    Total current assets........................................................       442,761         351,408
Property and equipment, net.....................................................        48,575          46,022
Intangibles, net................................................................        51,892          50,730
Other...........................................................................         5,952           3,816
                                                                                     ---------       ---------
    Total assets................................................................     $ 549,180       $ 451,976
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................     $  89,321       $  80,097
  Accrued payroll expense.......................................................        20,866          15,194
  Income taxes payable..........................................................         4,805           1,110
  Other accrued liabilities.....................................................        17,723          16,505
                                                                                     ---------       ---------
    Total current liabilities...................................................       132,715         112,906
Non-current liabilities.........................................................         3,693           3,458
                                                                                     ---------       ---------
    Total liabilities...........................................................       136,408         116,364
Deferred credits................................................................         4,257           5,142
Stockholders' equity:
    Preferred Stock Series A, $.01 par value, $11.20 per share liquidation value:
       Authorized shares - 10,000,000...........................................            --              --
    Preferred Stock, $.01 par value:
       Authorized shares - 20,000,000...........................................            --              --
    Common Stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued and outstanding shares - 67,489,466 and 67,363,446 at
         April 28, 2001, and April 29, 2000, respectively.......................           675             674
Additional paid-in capital......................................................        68,049          67,022
Accumulated other comprehensive loss............................................        (2,316)         (2,060)
Retained earnings...............................................................       354,371         277,896
Note receivable from ESOP.......................................................       (12,264)        (13,062)
                                                                                     ---------       ---------
    Total stockholders' equity..................................................       408,515         330,470
                                                                                     ---------       ---------
    Total liabilities and stockholders' equity..................................     $ 549,180       $ 451,976
                                                                                     =========       =========

                            See accompanying notes

                            PATTERSON DENTAL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                               Fiscal Year Ended
                                                             -------------------------------------------------
                                                              April 28,          April 29,           April 24,
                                                               2001                 2000                1999
                                                             ----------         ----------           ---------
Net sales..............................................      $1,156,455         $1,045,883            $883,268

Cost of sales..........................................         747,301            678,766             571,698
                                                             ----------         ----------            --------

Gross profit...........................................         409,154            367,117             311,570

Operating expenses.....................................         294,039            269,658             234,098
                                                             ----------         ----------            --------

Operating income.......................................         115,115             97,459              77,472

Other income and expense:
         Amortization of deferred credits..............             885                885                 885
         Finance income, net ..........................           6,534              4,826               2,012
         Interest expense..............................            (123)              (132)               (517)
         Loss on currency exchange.....................            (215)               (39)               (141)
                                                             ----------         ----------            --------

Income before income taxes.............................         122,196            102,999              79,711

Income taxes...........................................          45,721             38,527              29,815
                                                             ----------         ----------            --------

Net income.............................................      $   76,475         $   64,472            $ 49,896
                                                             ==========         ==========            ========

Earnings per share -- basic............................      $     1.13         $     0.96            $   0.75
                                                             ==========         ==========            ========

Earnings per share -- diluted..........................      $     1.13         $     0.95            $   0.75
                                                             ==========         ==========            ========

Weighted average shares outstanding:
         Basic.........................................          67,435             67,346              66,793
         Diluted.......................................          67,763             67,544              66,993

                            See accompanying notes

                           PATTERSON DENTAL COMPANY
                           CONSOLIDATED STATEMENT OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in thousands)

                                                                   Accumulated
                                                                      Other
                                                      Additional     Compre-                     Note
                                           Common      Paid-in      hensive       Retained     Receivable
                                            Stock      Capital       (Loss)       Earnings     from ESOP         Total
                                           ----------------------------------------------------------------------------
Balance at April 25, 1998...........       $  333    $ 63,134     $  (1,624)     $ 162,797     $ (14,337)    $  210,303


Change in translation adjustment....           --          --          (598)            --            --           (598)
Net income..........................           --          --            --         49,896            --         49,896
                                                                                                                 ------
Comprehensive income................                                                                             49,298

Common stock issued, net............            1       3,689            --             --            --          3,690
Payment on ESOP note................           --          --            --             --           669            669
Pooling-of-interests - PBS .........            2        (202)           --          1,068            --            868
Stock issued for acquisition........           --         371            --             --            --            371
                                           ------    --------     ---------      ---------     ---------     ----------

Balance at April 24, 1999...........          336      66,992        (2,222)       213,761       (13,668)       265,199



Change in translation adjustment....           --          --           162             --            --            162
Net income..........................           --          --            --         64,472            --         64,472
                                                                                                                 ------
Comprehensive income................                                                                             64,634

Common stock issued, net............            1       3,784            --             --            --          3,785
Payment on ESOP note................           --          --            --             --           606            606
Share repurchases...................           --      (3,754)           --             --            --         (3,754)
Stock split (2 for 1)...............          337          --            --           (337)           --             --
                                           ------    --------     ---------      ---------     ---------     ----------

Balance at April 29, 2000...........          674      67,022        (2,060)       277,896       (13,062)       330,470


Change in translation adjustment....           --          --          (256)            --            --           (256)
Net income..........................           --          --            --         76,475            --         76,475
                                                                                                                 ------
Comprehensive income................                                                                             76,219

Common stock issued, net............            1       4,610            --             --            --          4,611
Payment on ESOP note................           --          --            --             --           798            798
Share repurchases...................           --      (3,583)           --             --            --         (3,583)
                                           ------    --------     ---------      ---------     ---------     ----------

Balance at April 28, 2001...........       $  675    $ 68,049     $  (2,316)     $ 354,371     $ (12,264)    $  408,515
                                           ======    ========     =========      =========     =========     ==========

                            See accompanying notes

                           PATTERSON DENTAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                            Fiscal Year Ended
                                                                              ----------------------------------------------
                                                                               April 28,        April 29,         April 24,
                                                                                 2001             2000              1999
                                                                              ----------------------------------------------
Operating activities:
  Net income.............................................................      $  76,475        $  64,472         $  49,896
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.......................................................          7,771            7,161             6,366
      Amortization of deferred credit....................................           (885)            (885)             (885)
      Amortization of goodwill...........................................          3,306            3,029             2,716
      Bad debt expense...................................................            821            1,267             1,148
      Deferred taxes.....................................................         (1,038)          (3,141)             (367)
      Change in assets and liabilities net of acquired:
       Increase in receivables...........................................        (13,889)         (17,367)           (6,364)
       (Increase) decrease in inventory..................................        (10,981)           3,211            (9,212)
       Increase in accounts payable......................................          9,307           10,154             6,127
       Increase in accrued liabilities...................................          7,295              163             3,216
       Other changes from operating activities, net......................          1,877             (183)           (1,028)
                                                                               ---------        ---------         ---------
  Net cash provided by operating activities..............................         80,059           67,881            51,613

Investing activities:
  Proceeds from sale of facility.........................................             --               --             2,215
  Additions to property and equipment, net...............................        (10,014)         (15,373)           (7,088)
  Purchase of investments................................................        (19,764)          (4,720)               --
  Acquisitions...........................................................         (3,797)         (12,569)           (1,280)
                                                                               ---------        ---------         ---------
  Net cash used in investing activities..................................        (33,575)         (32,662)           (6,153)

Financing activities:
  Payments of long-term debt.............................................           (683)            (425)           (4,825)
  Repayments of revolving credit borrowings..............................             --               --            (1,850)
  Cash payments received on note receivable from ESOP....................            798              606               669
  Repurchases of common stock............................................         (3,583)          (3,754)               --
  Common stock issued, net...............................................          3,668            3,135             3,690
                                                                               ---------        ---------         ---------
  Net cash provided by (used in) financing activities....................            200             (438)           (2,316)
  Effect of exchange rate changes on cash................................           (113)             (74)              (17)
                                                                               ---------        ---------         ---------
  Net increase in cash and cash equivalents..............................         46,571           34,707            43,127
  Cash and cash equivalents at beginning of period.......................        113,453           78,746            35,619
                                                                               ---------        ---------         ---------
  Cash and cash equivalents at end of period.............................      $ 160,024        $ 113,453         $  78,746
                                                                               =========        =========         =========

Supplemental disclosures:
  Income taxes paid......................................................      $  42,162        $  37,148         $  32,062
  Interest paid..........................................................            127              134               575


                            See accompanying notes

                           PATTERSON DENTAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 28, 2001
               (Dollars in thousands, except per share amounts)

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

Fiscal Year End

         The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest April 30. Fiscal years 2001 and 1999 each consisted of fifty-two weeks. Fiscal year 2000 consisted of fifty-three weeks.

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

Cash and Cash Equivalents

         Cash equivalents consist primarily of investments in money market funds, highly-rated commercial paper and government securities. The maturities of these securities at the time of purchase is 90 days or less. Short-term investments consist of highly-rated commercial paper, corporate notes and bonds and government securities with maturities longer than 90 days at the date of purchase. All cash equivalents and short-term investments are classified as available for sale and cost approximates market value.

Inventory

         Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for domestic dental inventories and the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO represent 84% and 85% of total inventories at April 28, 2001, and April 29, 2000, respectively.

         The accumulated LIFO provision was $15,981 at April 28, 2001, and $15,355 at April 29, 2000. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

Intangibles

         Intangibles represent primarily the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and are amortized on a straight-line basis over a period of 20 years. Accumulated amortization at April 28, 2001 and April 29, 2000 was $13,164 and $9,858, respectively. The Company periodically reviews its long-lived assets, including fixed assets, for indicators of impairment using an estimate of the undiscounted cash flows generated by those assets. The Company's financial statements for fiscal years 1999 through 2001 reflect no such impairments.

Revenue Recognition

         Revenues recognized include product sales, billings for freight and handling charges, and fees earned for services provided. Consumable dental and printed product sales and billings for freight and handling charges are recorded as products are shipped. Equipment and software product revenues are also recognized upon shipment. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Other service revenues are recorded on the date services are completed.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provided additional guidance and clarified the application of generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB 101 did not have a material impact on the Company's results of operation, financial position or cash flows.

Reclassification of Shipping Fees

         In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires companies to classify amounts billed to customers for shipping and handling as revenue. Prior to the consensus, the Company reported the net costs of its shipping and handling activities as operating expenses. In addition to reclassifying shipping charges recovered from customers to revenue, the Company reclassified freight-out expense to cost of sales. The impact of these reclassifications increased previously reported net sales and cost of sales while reducing operating expenses. Reported earnings did not change. The amounts reclassified from operating expenses to net sales were $5,535 and $4,495; and from operating expenses to cost of sales were $21,464 and $18,761 for fiscal years 2000 and 1999, respectively.

Advertising

         The Company expenses all advertising and promotional costs as incurred except for certain catalog costs which are capitalized and amortized over future periods based upon estimates of revenue to be generated. Total advertising and promotional expenses were $11,987, $7,799 and $9,224 for fiscal years 2001, 2000 and 1999, respectively.

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

Stock-Based Compensation

         The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's stock options equals the market price on the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that the fair value of options granted and the pro forma impact on earnings be disclosed when material. The pro forma impact was not material for fiscal years 2001, 2000 and 1999.

Stock Split

         On June 13, 2000, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable July 21, 2000, to shareholders of record on June 30, 2000. All references in the financial statements and related notes to weighted average shares outstanding, share issuances, related prices and per share amounts have been restated to reflect the split.

Earnings Per Share

         Basic earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Certain director and employee stock options are not included in the April 28, 2001, April 29, 2000, and April 24, 1999 calculations because they are anti-dilutive.

The following table sets forth the denominator for the computation of basic and diluted earnings per share. There were no adjustments to the numerator.

                                                              Fiscal Year
                                               ------------------------------------------
                                                 2001              2000            1999
                                               ---------         ---------       --------
Denominator:                                                  (in thousands)
     Denominator for basic earnings per
        share - weighted average shares         67,435            67,346          66,793
     Effect of dilutive securities:
        Stock Option Plans                         245               111             114
        Employee Stock Purchase Plan                10                10              10
        Capital Accumulation Plan                   73                77              76
                                                ------            ------          ------

     Dilutive potential common shares              328               198             200
                                                ------            ------          ------

     Denominator for diluted earnings per
        share - adjusted weighted average
        shares                                  67,763            67,544          66,993
                                                ======            ======          ======

2.   Cash Equivalents and Investments

         All cash equivalents and short-term investments are available for sale and stated at cost, which approximates market value. At April 28, 2001 and April 29, 2000 cash equivalents and investments consisted of the following types:

                                                          Fiscal Year
                                                    ----------------------
                                                      2001          2000
                                                    --------      --------

       Cash on hand                                $ 37,218      $ 31,090
       Cash Equivalents:
          Certificates of deposit                     5,350            --
          Commercial paper                           10,761        14,260
          Corporate notes and bonds                   7,081            --
          Government securities                       9,422         7,118
          Money market funds                         90,192        60,985
                                                   --------      --------
                                                    122,806        82,363
       Short-term investments:
          Commercial paper                            4,170           724
          Corporate notes and bonds                  17,294         2,996
          Government securities and other             3,020         1,000
                                                   --------      --------

                                                     24,484         4,720
                                                   --------      --------

                                                   $184,508      $118,173
                                                   ========      ========

3.  Acquisitions

         The Company made the following acquisitions that affect the periods covered by these financial statements:

                                 Entity                          Closing date            Consideration
                  ------------------------------------        -------------------       ---------------
                  ECheck-Up.com                               September 15 , 2000       Cash & Earn-out
                  Micheli Dental Supply, Inc.                 August 1, 2000            Cash & Earn-out
                  Guggenheim Brothers Dental Supply Co.       March 27, 2000            Cash & Earn-out
                  Kentucky Dental Supply Company, Inc.        October 25, 1999          Cash
                  Barr Dental Supply, Inc.                    June 28, 1999             Cash
                  J&S Dental Supply Company, Inc.             February 9, 1999          Cash & Earn-out
                  Professional Business Systems ("PBS")       February 5, 1999          428,634 shares
                  Dentaplex, Inc.                             July 27, 1998             Cash & Earn-out

         The above acquisitions have been recorded using the purchase method of accounting, except PBS, which was accounted for as a pooling-of-interests. The aggregate purchase price for the purchase acquisitions was allocated as follows:

                                                                     Fiscal Year
                                                       ---------------------------------------
                                                          2001           2000          1999
                                                       ----------      ---------    ----------
                  Purchase price                         $3,797         $12,569       $ 1,280

                  Allocated to the  following:
                    Accounts receivable                     318           4,082           271
                    Inventory                               420           4,351           326
                    Fixed assets                            491             802            29
                    Accounts payable                        (83)         (2,765)           --
                    Accrued expenses                         --            (336)           --
                                                         ------         -------       -------
                    Goodwill                             $2,651         $ 6,435       $   654
                                                         ======         =======       =======

         The operating results of each of these acquisitions are included in the Company's consolidated statements of income from the date of each acquisition. Pro forma results of operations have not been presented for the acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate. The financial statements do not reflect the financial position and results of operations prior to the date of acquisition for the pooling-of-interest acquisition, PBS, based on materiality.

4.  Property and Equipment

                                                     April 28, 2001               April 29, 2000
                                                     --------------               --------------
Land                                                   $      3,790                  $     3,882
Buildings                                                    22,432                       21,505
Leasehold improvements                                        2,381                        2,042
Furniture and equipment                                      31,684                       26,951
Data processing equipment                                    27,047                       24,834
                                                       ------------                 ------------
                                                             87,334                       79,214
Accumulated depreciation                                    (38,759)                     (33,192)
                                                       ------------                 ------------
                                                       $     48,575                  $    46,022
                                                       ============                 ============


5.  Financing

         The Company initiated a combined Contract Purchase and Revolving Credit Agreement with U. S. Bank National Association, as agent, which allows the Company to sell, with limited recourse on an ongoing basis, its installment sale contract receivables secured by dental equipment to U. S. Bank National Association and three additional banks. This financing arrangement is accounted for as a sale of assets under the provisions of SFAS No.'s 125 and 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During fiscal 2001, the Company sold approximately $73.7 million of its contracts under this program. The Company retains servicing responsibilities, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.

         The Company extended its bank contract purchase and revolving credit agreement on April 30, 2001 which now provides for unsecured borrowings and sales of installment contract receivables of up to a combined $125 million until April 2002. The agreement requires that the Company maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 28, 2001. A total of $100.0 million of installment contracts receivable sold under the agreement were outstanding at April 28, 2001.

6. Leases

         The Company leases facilities for its branch office locations, two distribution facilities, and also certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows for the years ending in April:

         2002                                     $   5,734
         2003                                         4,727
         2004                                         4,053
         2005                                         2,598
         2006                                         1,370
         Thereafter                                     960
                                                 ----------
         Total minimum payments required          $  19,442
                                                 ==========

         Rent expense was $6,839, $7,075, and $6,020 for the years ended April 28, 2001, April 29, 2000 and April 24, 1999, respectively.

7. Income Taxes

         Significant components of the provision (benefit) for income taxes are as follows:

                                                                            Fiscal Year
                                                             ---------------------------------------------
                                                                2001              2000             1999
                                                             ----------        ---------        ----------
Current:
         Federal                                               $ 40,878         $ 37,594          $ 27,012
         Foreign                                                  1,056               --                --
         State                                                    4,825            4,074             3,170
                                                              ---------        ---------         ---------
            Total current                                        46,759           41,668            30,182

Deferred:
         Federal                                                 (1,402)          (2,437)             (336)
         Foreign                                                    481             (481)               --
         State                                                     (117)            (223)              (31)
                                                              ---------        ---------         ---------
            Total deferred                                       (1,038)          (3,141)             (367)
                                                              ---------        ---------         ---------

Provision for income taxes                                     $ 45,721         $ 38,527          $ 29,815
                                                              =========        =========         =========

         Significant components of the Company's deferred tax assets (liabilities) as of April 28, 2001 and April 29, 2000 are as follows:

                                                                           Fiscal Year
                                                               ---------------------------------
                                                                   2001                2000
                                                               ------------        -------------
         Canadian net operating loss carryforward                $      --             $    481
         Bad debt allowance                                          1,065                1,081
         LIFO reserve                                               (2,360)              (1,742)
         Financing income                                           (1,467)                (922)
         Hospital insurance                                          1,053                  783
         Capital Accumulation Plan                                   2,973                1,773
         Inventory obsolescence                                      1,928                  808
         Other                                                         515                  407
                                                                ----------             --------
         Total                                                   $   3,707             $  2,669
                                                                ==========             ========

         Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

                                                                                  Fiscal Year
                                                                   ------------------------------------------
                                                                       2001           2000           1999
                                                                   -----------    ------------    -----------
         Tax at U.S. statutory rate                                 $ 42,769      $   36,048       $   27,899
         State tax provision, net of federal benefit                   3,060           2,503            2,066
         Effect of foreign taxes                                         392          (2,130)             107
         Tax settlements and exposures                                    --           2,350               --
         Amortization of deferred credit                                (310)           (310)            (310)
         Other                                                          (190)             66               53
                                                                    --------      ----------       ----------
                                                                    $ 45,721      $   38,527       $   29,815
                                                                    ========      ==========       ==========

         At April 29, 2000, the Company had net operating loss carryforwards of $1,048 for Canadian income tax purposes that were to expire in years 2001 through 2006. As of April 2001, all net operating loss carryforwards have been utilized.

8.  Segment and Geographic Data

         The Company has one reportable segment, dental distribution. This segment distributes consumable supplies, equipment, services and software primarily to dental professionals in the U.S. and Canada. The following table presents sales information by product for the Company:


                                                                   Fiscal Year
                                                ----------------------------------------------
                                                    2001               2000             1999
                                                   -----               ----             ----
     Net Sales
       Consumable dental and printed products   $   719,510         $  665,411       $ 559,032
       Equipment and software                       336,856            292,018         246,380
       Other                                        100,089             88,454          77,856
                                                -----------         ----------       ---------
                    Total                       $ 1,156,455         $1,045,883       $ 883,268
                                                ===========         ==========       =========



         The following table presents information about the Company by geographic area. There were no material sales between geographic areas.

                                                                   Fiscal Year
                                                ----------------------------------------------
                                                    2001               2000             1999
                                                   -----               ----             ----
     Net Sales
       United States                            $ 1,068,871         $  957,107       $ 808,427
       Canada                                        87,584             88,776          74,841
                                                -----------         ----------       ---------
                    Total                       $ 1,156,455         $1,045,883       $ 883,268
                                                ===========         ==========       =========

     Long-lived Assets
       United States                            $   102,209         $   95,843       $  81,504
       Canada                                         4,210              4,725           5,102
                                                -----------         ----------       ---------
                    Total                       $   106,419         $  100,568       $  86,606
                                                ===========         ==========       =========

9.  Shareholders' Equity


Share Repurchases

         In September 1999, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The Company repurchased 125,000 and 180,000 shares of its common stock for $3,583 and $3,754 during fiscal 2001 and 2000, respectively.

Employee Stock Ownership Plan

         During 1990, the Company's Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 28, 2001, and April 29, 2000, indebtedness of the ESOP to the Company is shown as a deduction from stockholders' equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each employee who has completed 1,000 hours of service during the plan year. During fiscal 2001, 2000 and 1999, shares with a cost of $798, $606 and $669, respectively, were earned and allocated to ESOP participants. These amounts represented the Company's contribution for each fiscal year.

         At April 28, 2001, 4,588,210 shares of the common stock were allocated to participants and had a fair market value of $139,940.

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

         Following is a summary of stock option activity:

                                                      Employee Plan                                Director Plan
                                       ------------------------------------------------------------------------------------
                                                                        Weighted                                  Weighted
                                                                        Average                                   Average
                                          Shares                        Exercise       Shares                     Exercise
                                        Available        Options         Price        Available       Options       Price
                                        for Grant      Outstanding     Per Share      for Grant     Outstanding   Per Share
                                       -----------     -----------     ---------      ---------     -----------   ---------
Balance April 25, 1998                   4,050,000               -             -        270,000         252,000   $    9.11
    Granted                               (425,964)        425,964     $   20.28        (54,000)         54,000       19.00
    Exercised                                   -                -             -              -         (36,000)       7.28
                                       -----------     -----------     ---------      ---------     -----------   ---------
Balance April 24, 1999                   3,624,036         425,964         20.28        216,000         270,000       11.33
    Granted                                (74,298)         74,298         18.12        (72,000)         72,000       23.81
    Exercised                                    -               -             -              -         (54,000)       6.00
    Canceled                                45,178         (45,178)        20.28              -               -           -
                                       -----------     -----------     ---------      ---------     -----------   ---------
Balance April 29, 2000                   3,594,916         455,084         19.93        144,000         288,000       13.87
    Granted                               (226,103)        226,103         24.74        (72,000)         72,000       22.50
    Exercised                                    -               -             -              -         (54,000)       8.83
    Canceled                                36,974         (36,974)        20.82              -               -           -
                                       -----------     -----------     ---------      ---------     -----------   ---------
Balance April 28, 2001                   3,405,787         644,213     $   21.58         72,000         306,000   $   18.27
                                       ===========     ===========     =========      =========     ===========   =========

         The 644,213 options outstanding under the Employee Plan have exercise prices ranging from $17.41 to $33.00. The 306,000 options outstanding under the Director Plan at April 28, 2001, have exercise prices ranging from $9.33 to $23.81. At April 28, 2001, the outstanding options had a weighted average contractual life of 6.5 years.

Employee Stock Purchase Plan

         In June 1992, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan"). A total of 1,375,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. Employees are eligible to participate after a year of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee's compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 99,276, 100,716 and 89,398 shares in fiscal 2001, 2000 and 1999, respectively.
At April 28, 2001, 654,850 shares were available for purchase under the Stock Purchase Plan.

Capital Accumulation Plan

         In 1996, the Company adopted an employee Capital Accumulation Plan (the "CAP Plan"). A total of 3,000,000 shares of common stock are reserved for issuance under the CAP Plan. Officers and other key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee's compensation, at 75% of the average closing price of the common stock for the calendar year. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year. Employees purchased 161,251, 160,734 and 155,182 shares of restricted stock in fiscal 2001, 2000 and 1999, respectively. At April 28, 2001, 2,380,128 shares were available for purchase under the Plan.

10. Litigation

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

11.  Subsequent Event

         On July 9, 2001, the Company purchased substantially all of the assets of J. A. Webster, Inc. and assumed certain liabilities, for a purchase price of $92.5 million, consisting of $81.8 million in cash and $10.7 million in stock. The acquisition agreement also includes an earnout provision tied to future product sales, which could result in additional cash payments over five years if certain minimum revenue milestones are achieved. J. A. Webster is the leading distributor of veterinary supplies to companion-pet veterinary clinics in the eastern United States and the third largest nationally.

         The acquisition will be accounted for using the purchase method of accounting. Because the transaction was consummated following the effective date specified in Statement No. 142 of the Financial Accounting Standards Board on "Goodwill and Other Intangible Assets," the Company will not amortize goodwill for this transaction in future financial statements.

12. Quarterly Results (unaudited)

         Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks except for the fiscal 2000 first quarter ending July 31, 1999, which included 14 weeks. Net sales and gross profit have been reclassified to comply with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." See Note 1, "Reclassification of Shipping Fees." The following table summarizes results for fiscal 2001 and 2000.

                                                                      Three Months Ended
                                                ---------------------------------------------------------
                                                  Apr. 28,         Jan. 27,       Oct. 28,       Jul. 29,
                                                    2001             2001           2000           2000
                                                  --------         --------       --------      ---------
         Net sales                               $ 305,119        $ 290,579      $ 290,717      $ 270,040
         Gross profit                              109,307          104,753        101,999         93,095
         Operating income                           31,532           30,603         28,782         24,198
         Net income                                 21,026           20,386         18,969         16,094
         Basic earnings per share                $    0.31        $    0.30      $    0.28      $    0.24
         Dilutive earnings per share             $    0.31        $    0.30      $    0.28      $    0.24

                                                                      Three Months Ended
                                                ---------------------------------------------------------
                                                  Apr. 29,         Jan. 29,       Oct. 30,      Jul. 31,
                                                     2000             2000            1999          1999
                                                  --------         --------        --------     ---------
         Net sales                               $ 278,840        $ 261,543       $ 249,674     $ 255,826
         Gross profit                               98,252           92,703          86,913        89,249
         Operating income                           27,035           25,971          22,310        22,143
         Net income                                 17,980           17,192          14,811        14,489
         Basic earnings per share                $    0.27        $    0.25       $    0.22     $    0.22
         Dilutive earnings per share             $    0.27        $    0.25       $    0.22     $    0.21

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held September 10, 2001 (the "2001 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(c) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement.

11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 2001 Proxy Statement.

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       1.  Financial Statements.

          The following consolidated financial statements and supplementary data of the Company and its subsidiaries, are included in Part II, Item 8:

          Report of Independent Auditors
          Consolidated Balance Sheets as of April 28, 2001 and April 29, 2000 Consolidated Statements of Income for the Years Ended April 28, 2001, April 29, 2000 and April 24, 1999
          Consolidated Statement of Changes in Stockholders' Equity for the Years Ended April 28, 2001, April 29, 2000 and April 24, 1999 Consolidated Statements of Cash Flows for the Years Ended April 28, 2001, April 29, 2000 and April 24, 1999
          Notes to Consolidated Financial Statements

          2.  Financial Statement Schedules.

          The following financial statement schedule is filed herewith: Schedule II - Valuation and Qualifying Accounts for the Years Ended April 28, 2001, April 29, 2000 and April 24, 1999
           Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


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

           10.5   Patterson Dental Company Capital Accumulation Plan**

           10.6   Incentive Compensation Program (Fiscal 1992)*

           10.8   ESOP Loan Agreement dated June 15, 1990 as amended July 13,
                  1992*

           10.9   Amended and Restated Term Promissory Note dated July 13, 1992*

           10.10 Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association***

           10.11 Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association***

           10.12 Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc.

           21     Subsidiaries

           23     Consent of Independent Auditors

           99 Item 5 captioned "About J. A. Webster, Inc." of Form 8-K dated July 9, 2001
_________________________________

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 27, 1996.
*** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 29, 2000.


(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 28, 2001.

                                  SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PATTERSON DENTAL COMPANY

Dated:  July 24, 2001
                                        By /s/ Peter L. Frechette
                                           -------------------------------------
                                           Peter L. Frechette,
                                           President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                             Date
                                                                                             ----
/s/ Peter L. Frechette                   President and Chief Executive Officer and        July 24, 2001
-----------------------------------
Peter L. Frechette                       Director (Principal Executive Officer)


/s/ R. Stephen Armstrong                 Executive Vice President, Treasurer, and         July 24, 2001
-----------------------------------
R. Stephen Armstrong                     Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

/s/ Ronald E. Ezerski                    Director                                         July 24, 2001
-----------------------------------
Ronald E. Ezerski

/s/ David K. Beecken                     Director                                         July 24, 2001
-----------------------------------
David K. Beecken


/s/ Burt E. Swanson                      Director                                         July 24, 2001
-----------------------------------
Burt E. Swanson


/s/ Andre B. Lacy                        Director                                         July 24, 2001
-----------------------------------
Andre B. Lacy

/s/ James W. Wiltz                       Director                                         July 24, 2001
-----------------------------------
James W. Wiltz

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                           PATTERSON DENTAL COMPANY
                            (Dollars in thousands)

                                                                            Charged
                                         Balance at        Charged to       to Other                                 Balance at
                                         Beginning         Costs and        Accounts -         Deductions -            End of
                                         of Period         Expenses         Describe            Describe               Period
                                        -----------       -----------     ------------       --------------         ------------
Year ended April 28, 2001:
   Deducted from asset accounts:
   Allowance for doubtful accounts      $    4,208        $       821     $        --        $          863/(1)/    $      4,166
                                        ==========        ===========     ===========        ==============         ============

   LIFO inventory adjustment            $   15,355        $       626     $        --        $           --         $     15,981
   Inventory obsolescence reserve            3,149              9,982              --                 6,908/(2)/           6,223
                                        ----------        -----------     -----------        --------------         ------------
      Total inventory reserve           $   18,504        $    10,608     $        --        $        6,908         $     22,204
                                        ==========        ===========     ===========        ==============         ============

Year ended April 29, 2000:
   Deducted from asset accounts:
   Allowance for doubtful accounts      $    4,096        $     1,267     $         8/(3)/   $        1,163/(1)/    $      4,208
                                        ==========        ===========     ===========        ==============         ============

   LIFO inventory adjustment            $   13,991        $     1,364     $        --        $           --         $     15,355
   Inventory obsolescence reserve            1,955              4,058              --                 2,864/(2)/           3,149
                                        ----------        -----------     -----------        --------------         ------------
      Total inventory reserve           $   15,946        $     5,422     $        --        $        2,864         $     18,504
                                        ==========        ===========     ===========        ==============         ============

Year ended April 24, 1999:
   Deducted from asset accounts:
   Allowance for doubtful accounts      $    3,954        $     1,148     $      (540)/(3)/  $          466/(1)/    $      4,096
                                        ==========        ===========     ===========        ==============         ============

   LIFO inventory adjustment            $   12,131        $     1,860     $        --        $           --         $     13,991
   Inventory obsolescence reserve            1,534              2,221              --                 1,800/(2)/           1,955
                                        ----------        -----------     -----------        --------------         ------------
      Total inventory reserve           $   13,665        $     4,081     $        --        $        1,800         $     15,946
                                        ==========        ===========     ===========        ==============         ============

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory disposed of and written off.
(3) Acquisition of Professional Business Systems in fiscal 1999 and Dentaplex, Inc. in fiscal 2000.

                               INDEX TO EXHIBITS





Exhibit 10.2 Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc.

Exhibit 21           Subsidiaries

Exhibit 23           Consent of Independent Auditors

Exhibit 99           Item 5 captioned "About J. A. Webster, Inc."
                     of Form 8-K dated July 9, 2001