Form 10-Q
period 2001-07-28
PATTERSON DENTAL CO
filed 2001-09-10
CIK 891024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  -----     15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            QUARTERLY PERIOD ENDED JULY 28, 2001.

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
  -----     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                 (651) 686-1600
              (Registrant's Telephone Number, Including Area Code)



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


Patterson Dental Company has outstanding 67,864,739 shares of common stock as of September 4, 2001.

                            PATTERSON DENTAL COMPANY

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements                                         3-10

              Consolidated Balance Sheets as of July 28, 2001 and
              April 28, 2001                                                 3

              Consolidated Statements of Income for the Three
              Months Ended July 28, 2001 and July 29, 2000                   4

              Consolidated Statements of Cash Flows for the Three
              Months Ended July 28, 2001 and July 29, 2000                   5

              Notes to Consolidated Financial Statements                     6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                        10-13

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk    13

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds                     13

     Item 6 - Exhibits and Reports on Form 8-K                              13

     Signatures                                                             14


Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
---------------------------------------------------------------------------
1995:
-----

     This Form 10-Q for the period ended July 28, 2001, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 24, 2001, and other documents filed with the Securities and Exchange Commission. See also pages 12-13 of this Form 10-Q.

                          PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        July 28,      April 28,
                                                          2001          2001
                                                        ---------     ---------
ASSETS                                                (unaudited)
Current assets:
      Cash and cash equivalents                         $  98,941     $ 160,024
      Short-term investments                               19,512        24,484
      Receivables, net                                    157,362       144,625
      Inventory                                           136,845       103,700
      Prepaid expenses and other current assets             9,928         9,928
                                                        ---------     ---------
         Total current assets                             422,588       442,761
Property and equipment, net                                51,953        48,575
Intangibles, net                                          120,897        51,892
Other                                                       6,151         5,952
                                                        ---------     ---------
         Total assets                                   $ 601,589     $ 549,180
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                  $ 101,244     $  89,321
      Accrued payroll expense                              16,741        20,866
      Income taxes payable                                 15,635         4,805
      Other accrued expenses                               21,545        17,723
                                                        ---------     ---------
         Total current liabilities                        155,165       132,715
Non-current liabilities                                     3,570         3,693
                                                        ---------     ---------
         Total liabilities                                158,735       136,408

Deferred credits                                            4,036         4,257

STOCKHOLDERS' EQUITY
      Preferred stock                                        --            --
      Common stock                                            678           675
      Additional paid-in capital                           79,205        68,049
      Accumulated other comprehensive loss                 (2,779)       (2,316)
      Retained earnings                                   373,978       354,371
      Note receivable from ESOP                           (12,264)      (12,264)
                                                        ---------     ---------
         Total stockholders' equity                       438,818       408,515
                                                        ---------     ---------
         Total liabilities and stockholders' equity     $ 601,589     $ 549,180
                                                        =========     =========


                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)


                                               Three Months Ended
                                            July 28,        July 29,
                                               2001           2000
                                            ---------      ---------

Net sales                                   $ 303,254      $ 270,040

Cost of sales                                 196,187        176,945
                                            ---------      ---------

Gross margin                                  107,067         93,095

Operating expenses                             77,627         68,897
                                            ---------      ---------

Operating income                               29,440         24,198

Other income and expense:
     Amortization of deferred credits             221            221
     Finance income, net                        1,675          1,347
     Interest expense                             (37)           (30)
     Profit (loss) on currency exchange            37            (26)
                                            ---------      ---------

Income before income taxes                     31,336         25,710

Income taxes                                   11,723          9,616

                                            ---------      ---------
Net income                                  $  19,613      $  16,094
                                            =========      =========

Earnings per share - basic and diluted      $    0.29      $    0.24
                                            =========      =========

Weighted average common and dilutive
     potential common shares                   68,012         67,647
                                            =========      =========


                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                   July 28,       July 29,
                                                                     2001           2000
                                                                  ---------      ---------
Operating activities:
      Net income                                                  $  19,613      $  16,094
      Adjustments to reconcile net income
         to net cash provided by operating
         activities:
            Depreciation                                              2,094          1,921
            Amortization of deferred credits                           (221)          (221)
            Amortization of goodwill                                    857            830
            Bad debt expense                                            547            200
            Change in assets and liabilities, net of acquired        (2,444)        (5,060)
                                                                  ---------      ---------
Net cash provided by operating activities                            20,446         13,764

Investing activities:
      Additions to property and equipment, net                       (3,076)        (2,398)
      Acquisitions, net                                             (83,819)          --
      Sale (purchase) of short-term investments                       4,972         (2,902)
                                                                  ---------      ---------
 Net cash used in investing activities                              (81,923)        (5,300)

Financing activities:
      Payments and retirement of long-term debt and
        obligations under capital leases                               (136)          (135)
      Common stock issued, net                                          446            150
                                                                  ---------      ---------
Net cash provided by financing activities                               310             15

Effect of exchange rate changes on cash                                  84             95
                                                                  ---------      ---------
Net (decrease) increase in cash and cash equivalents                (61,083)         8,574

Cash and cash equivalents at beginning of period                    160,024        113,453
                                                                  ---------      ---------
Cash and cash equivalents at end of period                        $  98,941      $ 122,027
                                                                  =========      =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                  July 28, 2001

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 28, 2001, and the results of operations and the cash flows for the periods ended July 28, 2001 and July 29, 2000. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended July 28, 2001 and July 29, 2000, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 28, 2001, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2001 Annual Report on Form 10-K filed on July 24, 2001.

2. The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal 2002 and 2001 represent the 13 weeks ended July 28, 2001 and July 29, 2000, respectively.

3. Total comprehensive income was $19,150 for the three months ended July 28, 2001, and $16,226 for the three months ended July 29, 2000.

4.   On July 9, 2001, the Company purchased substantially all of the assets of
     J. A. Webster, Inc. and assumed certain liabilities, for a purchase price of $94,008, consisting of $83,301 in cash and $10,707 in stock. The value of the 322,524 common shares issued was determined based on the average market price of Patterson's common shares on July 9, 2001. The acquisition agreement also includes an earnout provision tied to future product sales, which could result in additional cash payments over five years if certain minimum revenue milestones are achieved. J. A. Webster is the leading distributor of veterinary supplies to companion-pet veterinary clinics in the eastern United States and the third largest nationally.

     The acquisition was accounted for under the purchase method of accounting; accordingly, the results of J. A. Webster, Inc.'s operations are included in the accompanying financial statements since the date of acquisition. The purchase price plus direct acquisition costs have been allocated on the basis of estimated fair values at the date of acquisition, pending final determination of the fair value of certain acquired assets. The preliminary purchase price allocation is as follows:

             Purchase price                              $ 95,662

             Accounts receivable                         $ 25,367
             Inventory                                     19,758
             Fixed assets                                   2,383
             Other assets                                     278
             Accounts payable                             (18,839)
             Accrued expenses                              (2,621)
                                                         --------
             Excess of purchase price over
             fair value of tangible net assets             69,336

     The following pro forma summary presents the results of operation, as if the acquisition had occurred at the beginning of the fiscal period. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

                                                      Three Months Ended
                                                July 28, 2001   July 29, 2000
     -------------------------------------------------------------------------

     Net sales                                   $336,882         $310,062
     Net income                                    20,085 (1)       16,733 (1)

     Earnings per share - basic and diluted         $0.29 (1)        $0.25 (1)

     (1) Reflects the amortization of goodwill over a twenty year useful life. Because the transaction was consummated following the effective date specified in the recently issued Statement of the Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets," the Company will not amortize goodwill for this transaction in future financial statements, but the goodwill becomes subject to periodic evaluations of possible impairment in its value.

5. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                                            Three Months Ended
                                                         -----------------------
                                                          July 28,     July 29,
                                                            2001         2000
                                                          --------     --------
         Denominator:
           Denominator for basic earnings per
            share - weighted-average shares                67,566       67,383

           Effect of dilutive securities:
             Stock Option Plans                               375          193
             Employee Stock Purchase Plan                       9           10
             Capital Accumulation Plan                         62           61
                                                           ------       ------

           Dilutive potential common shares                   446          264
                                                           ------       ------

           Denominator for diluted earnings per
             share - adjusted weighted-average
             shares and assumed conversions                68,012       67,647
                                                           ======       ======

6. Historically, the Company has operated in one reportable segment, dental supply. In July 2001, the Company purchased J. A. Webster, Inc. The acquisition became a reportable business segment of the Company, and now Patterson Dental Company is comprised of two reportable segments, dental supply and veterinary supply. The Company's reportable segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics primarily in the Eastern, Mid-Atlantic and Southeastern regions of the United States.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K filed July 24, 2001. The Company evaluates segment performance based on operating income.

     Certain financial information relating to the Company's reportable segments is as follows:

                                                              Three Months Ended
                                                            ---------------------
                                                            July 28,     July 29,
                                                              2001         2000
                                                            --------     --------
Net sales:
     Dental supply:
          Consumable dental and printed office products     $187,659     $171,274
          Equipment and software                              79,570       75,471
          Other                                               26,543       23,295
                                                            --------     --------
                                                             293,772      270,040
     Veterinary supply                                         9,482         --
                                                            --------     --------
Consolidated net sales                                      $303,254     $270,040
                                                            ========     ========

Operating income:
     Dental supply                                          $ 28,876     $ 24,198
     Veterinary supply                                           564         --
                                                            --------     --------
Consolidated operating income                               $ 29,440     $ 24,198
                                                            ========     ========

Total assets:
     Dental supply                                          $483,350     $475,582
     Veterinary supply                                       118,239         --
                                                            --------     --------
Consolidated total assets                                   $601,589     $475,582
                                                            ========     ========

7. In July 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for business combinations. Specifically, effective for business combinations occurring after June 30, 2001, it eliminates the use of the pooling method of accounting and requires all business combinations to be accounted for under the purchase method. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The primary change related to this new standard is that the amortization of goodwill and intangible assets with indefinite useful lives will be discontinued and instead an annual impairment approach will be applied.

     As provided in the standards, the Company will not amortize the goodwill related to the acquisition of the assets of J. A. Webster, Inc. The Company will discontinue amortization on the remainder of its indefinite lived intangible assets, including goodwill effective April 28, 2002. With the adoption of the remaining provisions of these standards, Patterson's reported net earnings per share are projected to increase by approximately $.03 on a going forward basis. In fiscal 2003, there also will be an additional one-time benefit of $.04 per share as Patterson is required to write-off the remaining balance of its deferred credit. The deferred credit is negative goodwill that arose from acquisitions in the 1980's and currently amounts to approximately $4.0 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                              Three Months Ended
                                             -------------------
                                             July 28,   July 29,
                                               2001       2000
                                             --------   --------
          Net sales ......................    100.0%     100.0%
          Cost of sales ..................     64.7%      65.5%
                                              -----      -----

          Gross profit ...................     35.3%      34.5%
          Operating expenses .............     25.6%      25.5%
                                              -----      -----

          Operating income ...............      9.7%       9.0%
          Other income and expense, net...      0.6%       0.6%
                                              -----      -----

          Income before income taxes .....     10.3%       9.6%
          Income taxes ...................      3.8%       3.6%
                                              -----      -----

          Net income .....................      6.5%       6.0%
                                              =====      =====


QUARTER ENDED JULY 28, 2001 COMPARED TO QUARTER ENDED JULY 29, 2000.

     Net Sales. Net sales for the three months ended July 28, 2001("Current Quarter") totaled $303.3 million up 12.3% from $270.0 million for the three months ended July 29, 2000 ("Prior Quarter"). The Company's sales growth reflected strong sales of consumables and basic equipment to the dental supply market, combined with $9.5 million of incremental veterinary supply sales from the acquisition of the assets of J. A. Webster, Inc. on July 9, 2001.

Dental supply sales for the Current Quarter amounted to $293.8 million, an 8.8% increase over the year earlier period led by solid performance from the Company's consumable and basic equipment product lines. Total dental supply sales growth was diluted by below-plan sales of the CEREC 3 dental restorative system, the Company's most technologically sophisticated and costly product line. While dental acquisitions had almost no effect on Current Quarter net sales growth, acquisitions had a 3% positive impact on Prior Quarter net sales growth.

Sales of consumable dental supplies, including printed office products, increased 9.6% paced by an 11.0% increase in the U.S. dental market. Flat printed office product sales tempered consumable dental supply sales growth in the Current Quarter. Dental equipment and software sales improved 5.4% in the Current Quarter. In addition to basic dental equipment, demand for new generation digital equipment was strong resulting in clinical software sales more than twice that of the Prior Quarter.

Sales of other dental products and services, consisting of parts, technical service, software support and insurance e-claims, grew 13.9% in this year's first quarter.

Sales in Canada for the quarter increased 4.4% versus the year earlier quarter reflecting improved performance in the Company's consumable dental product lines. Sales were adversely affected by the strengthening of the U.S. dollar. On a currency-adjusted basis, Canada's net sales would have increased by 8.0%. This represents a $700,000 revenue impact.

     Gross Margins. Gross margins increased $14.0 million or 15.0% over the first quarter of fiscal 2001 due to increased sales volumes and an improvement in the gross margin rate. Combined with Webster Veterinary Supply, the Company's gross margin increased 80 basis points over last year. The dental supply gross margin rate was favorable to the Prior Quarter by 120 basis points, benefiting from improved sundries point-of-sale margins, the mix impact of growth in software and related services, and improvement in printed office products gross margins as this product group begins to see results from some of its realignment efforts.

     Operating Expenses. Operating expenses increased 12.7% over the Prior Quarter to $77.6 million and amounted to 25.6% of sales up from $68.9 million or 25.5% reported a year earlier. The dental operating expense rate increased 40 basis points over prior year. The dental supply business continued to improve its operating leverage and reduce costs through a variety of cost containment initiatives. However, these gains were more than offset by higher commissions on improved gross margins, and increased insurance and advertising costs. First quarter 2002 consolidated expenses as a percent of sales also reflects Webster Veterinary Supply, which provides a favorable year-over-year impact on the consolidated results of about 30 basis points.

     Operating Income. Operating income increased 21.7% to $29.4 million for the Current Quarter from $24.2 million for the Prior Quarter. Operating income increased as a percent of net sales from 9.0% to 9.7%. Dental supply operating income increased 19.3% due to improved gross margin performance. Veterinary supply operating income was $0.6 million in the Current Quarter.

     Other Income. Other income, net of expenses, was $1.9 million for the Current Quarter compared to $1.5 million for the Prior Quarter. Higher investment income from short-term investments and interest income from long-term equipment contracts generated the increase in other income.

     Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

     Net Income. Net income increased to $19.6 million, or 21.9% over prior year due to the factors discussed above.

     Earnings Per Share. Diluted earnings per share increased to $0.29 versus $0.24 reported a year ago, a 5 cent or 20.8% increase over the same quarter a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remains strong. Cash generated from operating activities was our principal source of funds during the three months ended July 28, 2001 and was used primarily to invest in working capital, make acquisitions and fund capital expenditures.

     Operating activities generated cash of $20.4 million in the Current Quarter, compared to the Prior Quarter where operating activities provided cash of $13.8 million. The increase of $6.6 million was due primarily to a 21.9% increase in net income and a reduction in accounts receivable.

     In the Current Quarter, the Company invested $83.3 million of cash to acquire the assets of J. A. Webster, Inc. The Company made no acquisitions in the year earlier quarter.

     Available liquid resources at July 28, 2001 consisted of $118.5 million of cash and short-term investments and $13.5 million available under existing bank lines. The Company believes that cash and short-term investments and the remainder of its credit lines are sufficient to meet any existing and presently anticipated cash needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.

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

     o The Company's ability to meet increased competition from national, regional and local full-service distributors and mail-order distributors of dental and veterinary products, while maintaining current or improved profit margins.

     o The ability of the Company to retain its base of customers and to increase its market share.

     o The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

     o The continued ability of the Company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

     o Changes in economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

     o Reduced growth in expenditures for dental services by private dental insurance plans.

     o The accuracy of the Company's assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive dental services such as periodontic, endodontic and orthodontic procedures.

     o The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

     o Changes in the economics of the veterinary supply market, including reduced growth in per capital expenditures for veterinary services and reduced growth in the number of households owning pets.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk during the three months ended July 28, 2001. For additional information refer to Item 7A of the Company's 2001 Form 10K.


                            PART II OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

     (a)  None.

     (b)  None.

     (c) On July 9, 2001, 322,524 unregistered shares of the Company's common stock were issued in reliance on Regulation D of the Securities Act of 1933. The shares were issued as part of the consideration paid by the Company for certain assets of J. A. Webster, Inc. The Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc., pursuant to which the shares were issued, was filed as Exhibit
          10.12 to the Company's Form 10-K filed with the Securities and Exchange Commission on July 24, 2001. See also, Note 4 to Notes to Consolidated Financial Statements on pages 6-7 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  None.

     (b) A Form 8-K was filed on July 9, 2001, announcing the Company's acquisition of certain assets of J. A. Webster, Inc.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or, in the case of legal proceedings, were previously reported in the Annual Report on Form 10-K filed July 24, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PATTERSON DENTAL COMPANY
                                       (Registrant)

Dated: September 10, 2001

                                       By:  /s/  R. Stephen Armstrong
                                           --------------------------
                                           R. Stephen Armstrong
                                           Executive Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)