Form 10-Q
period 2001-10-27
PATTERSON DENTAL CO
filed 2001-12-10
CIK 891024

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----------
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD END, October 27,
             2001.

___________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

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

                X      Yes              _________   No
            --------


Patterson Dental Company has outstanding 67,655,844 shares of common stock as of December 4, 2001.

                           PATTERSON DENTAL COMPANY

                                     INDEX

                                                                                                                   Page
                                                                                                                   ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements                                                                                   3-9

              Consolidated Balance Sheets as of October 27, 2001 and April 28, 2001                                    3

              Consolidated Statements of Income for the Three Months and
              Six Months Ended October 27, 2001 and October 28, 2000                                                   4

              Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended October 27, 2001 and October 28, 2000                                                       5

              Notes to Consolidated Financial Statements                                                               6

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations                10-14

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                              14


PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds                                                               14

     Item 4 - Submission of Matters to a Vote of Security Holders                                                     15

     Item 6 - Exhibits and Reports on Form 8-K                                                                        15

     Signatures                                                                                                       16


Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
---------------------------------------------------------------------------
1995:
----

     This Form 10-Q for the period ended October 27, 2001, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 24, 2001, and other documents filed with the Securities and Exchange Commission. See also pages 13-14 of this Form 10-Q.

                         PART I FINANCIAL INFORMATION

                           PATTERSON DENTAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                         Oct. 27, 2001                  April 28, 2001
                                                                         -------------                  --------------
ASSETS                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                           $    89,742                    $   160,024
     Short-term investments                                                   25,061                         24,484
     Receivables, net                                                        167,209                        144,625
     Inventory                                                               135,443                        103,700
     Prepaid expenses and other current assets                                10,146                          9,928
                                                                         -------------                  --------------
                    Total current assets                                     427,601                        442,761
Property and equipment, net                                                   52,502                         48,575
Intangibles, net                                                             119,915                         51,892
Other                                                                          6,682                          5,952
                                                                         -------------                  --------------
                    Total assets                                         $   606,700                    $   549,180
                                                                         =============                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $    98,339                    $    89,321
     Accrued payroll expense                                                  19,009                         20,866
     Income taxes payable                                                      2,819                          4,805
     Other accrued expenses                                                   24,327                         17,723
                                                                         -------------                  --------------
                    Total current liabilities                                144,494                        132,715
Non-current liabilities                                                        3,461                          3,693
                                                                         -------------                  --------------
                    Total liabilities                                        147,955                        136,408

Deferred credits                                                               3,815                          4,257

STOCKHOLDERS' EQUITY
     Preferred stock                                                             ---                            ---
     Common stock                                                                677                            675
     Additional paid-in capital                                               71,969                         68,049
     Accumulated other comprehensive loss                                     (2,712)                        (2,316)
     Retained earnings                                                       397,260                        354,371
     Note receivable from ESOP                                               (12,264)                       (12,264)
                                                                         -------------                  --------------
                    Total stockholders' equity                               454,930                        408,515
                                                                         -------------                  --------------
                    Total liabilities and stockholders' equity           $   606,700                    $   549,180
                                                                         =============                  ==============

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended                              Six Months Ended
                                          Oct. 27, 2001          Oct. 28, 2000           Oct. 27, 2001          Oct. 28, 2000
                                       ------------------     ------------------       ----------------      ------------------
Net sales                              $          355,018     $          290,717       $        658,272      $          560,757

Cost of sales                                     233,815                188,718                430,002                 365,663
                                       ------------------     ------------------       ----------------      ------------------

Gross margin                                      121,203                101,999                228,270                 195,094

Operating expenses                                 85,248                 73,217                162,875                 142,114
                                       ------------------     ------------------       ----------------      ------------------

Operating income                                   35,955                 28,782                 65,395                  52,980

Other income and expense:
    Amortization of deferred credits                  221                    226                    442                     447
    Finance income, net                             1,131                  1,398                  2,806                   2,745
    Interest expense                                  (34)                   (27)                   (71)                    (57)
    Profit (loss) on currency exchange                (86)                   (90)                   (49)                   (116)
                                       ------------------     ------------------       ----------------      ------------------

Income before income taxes                         37,187                 30,289                 68,523                  55,999

Income taxes                                       13,905                 11,320                 25,628                  20,936
                                       ------------------     ------------------       ----------------      ------------------

Net income                             $           23,282     $           18,969       $         42,895      $           35,063
                                       ==================     ==================       ================      ==================

Earnings per share - basic and
 diluted                               $             0.34     $             0.28       $           0.63      $             0.52
                                       ==================     ==================       ================      ==================

 Weighted average common and
  dilutive potential common shares                 68,253                 67,674                 68,133                  67,661
                                       ==================     ==================       ================      ==================

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                 Oct. 27, 2001          Oct. 28, 2000
                                                                                 -------------          -------------
Operating activities:
     Net income                                                                    $    42,895             $   35,063
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
               Depreciation                                                              4,462                  3,932
               Amortization of deferred credits                                           (442)                  (447)
               Amortization of goodwill                                                  2,473                  1,639
               Bad debt expense                                                          1,071                    456
               Change in assets and liabilities, net of acquired                       (22,514)               (21,279)
                                                                               ---------------         --------------
Net cash provided by operating activities                                               27,945                 19,364

Investing activities:
     Additions to property and equipment, net                                           (6,105)                (4,661)
     Acquisitions, net                                                                 (84,182)                (2,486)
     Purchase of short-term investments                                                   (577)                  (483)
                                                                               ---------------         --------------
 Net cash used in investing activities                                                 (90,864)                (7,630)

Financing activities:
     Payments and retirement of long-term debt and
     obligations under capital leases                                                     (217)                  (439)
     Common stock (repurchased) issued, net                                             (6,791)                   257
                                                                               ---------------         --------------
Net cash used in financing activities                                                   (7,008)                  (182)

Effect of exchange rate changes on cash                                                   (355)                  (152)
                                                                               ---------------         --------------

Net (decrease) increase in cash and cash equivalents                                   (70,282)                11,400

Cash and cash equivalents at beginning of period                                       160,024                113,453
                                                                               ---------------         --------------
Cash and cash equivalents at end of period                                         $    89,742             $  124,853
                                                                               ===============         ==============

Supplemental disclosure:
     Issuance of stock in acquisition                                              $    10,707             $        -
                                                                               ===============         ==============

                            See accompanying notes.

                           PATTERSON DENTAL COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                  (Unaudited)
                               October 27, 2001

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 27, 2001, and the results of operations and the cash flows for the periods ended October 27, 2001 and October 28, 2000. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended October 27, 2001 and October 28, 2000, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 28, 2001, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2001 Annual Report on Form 10-K filed on July 24, 2001.

2. The fiscal year end of the Company is the last Saturday in April. The second quarter of fiscal 2002 and 2001 represent the 13 weeks ended October 27, 2001 and October 28, 2000, respectively.

3. Total comprehensive income was $23,349 and $42,499 for the three and six months ended October 27, 2001, respectively, and $18,034 and $34,260 for the three and six months ended October 28, 2000, respectively.

4.   On July 9, 2001, the Company purchased substantially all of the assets of
     J. A. Webster, Inc. and assumed certain liabilities, for a purchase price of $95,662, consisting of $84,955 in cash and $10,707 in stock. The value of the 322,524 common shares issued was determined based on the average market price of Patterson's common shares on July 9, 2001. The acquisition agreement also includes an earnout provision tied to future product sales, which could result in additional cash payments over five years if certain minimum revenue milestones are achieved. J. A. Webster is the leading distributor of veterinary supplies to companion-pet veterinary clinics in the eastern United States and the third largest nationally.

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

                    Purchase price                        $ 95,662
                    Less:
                    Accounts receivable                     25,367
                    Inventory                               19,758
                    Fixed assets                             2,383
                    Other assets                               278
                    Accounts payable                       (18,839)
                    Accrued expenses                        (2,621)
                                                          --------

                    Excess of purchase price over
                    fair value of tangible net assets     $ 69,336
                                                          ========

     The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of the fiscal period. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

                                                      Three Months Ended                   Six Months Ended
                                                Oct. 27, 2001    Oct. 28, 2000      Oct. 27, 2001    Oct. 28, 2000
------------------------------------------------------------------------------      ------------------------------
     Net sales                                       $355,018        $329,732            $691,900         $639,794
     Net income/(1)/                                   23,282          19,957              43,286           36,607

     Earnings per share - basic and diluted/(1)/     $   0.34        $   0.29            $   0.64         $   0.54

     (1) Reflects the amortization of certain intangible assets. Because the transaction was consummated following the effective date specified in the recently issued Statement of the Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets," the Company will not amortize goodwill for this transaction in future financial statements, but the goodwill becomes subject to periodic evaluations of possible impairment in its value.

5. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                                                         Three Months Ended              Six Months Ended
                                                                         ------------------              ----------------
                                                                        Oct. 27,      Oct. 28,         Oct. 27,     Oct. 28,
                                                                          2001          2000             2001         2000
                                                                        -------       -------          -------      -------
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares                                       67,772         67,396         67,669        67,389

  Effect of dilutive securities:
    Stock Option Plans                                                      378            153            376           173
    Employee Stock Purchase Plan                                              8             11              9            11
    Capital Accumulation Plan                                                95            114             79            88
                                                                         ------         ------         ------        ------

  Dilutive potential common shares                                          481            278            464           272
                                                                         ------         ------         ------        ------

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                                       68,253         67,674         68,133        67,661
                                                                         ======         ======         ======        ======

6. Historically, the Company operated in one reportable segment, dental supply. In July 2001, the Company purchased J. A. Webster, Inc. The acquisition became a reportable business segment of the Company, and now Patterson Dental Company is comprised of two reportable segments, dental supply and veterinary supply. The Company's reportable segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics primarily in the Eastern, Mid-Atlantic and Southeastern regions of the United States.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K filed July 24, 2001. The Company evaluates segment performance based on operating income.

    Certain financial information relating to the Company's reportable segments is as follows:

                                                    Three Months Ended                            Six Months Ended
                                          Oct. 27, 2001           Oct. 28, 2000         Oct. 27, 2001        Oct. 28, 2000
                                        ------------------        -------------       -----------------      -------------
Net sales:
  Dental supply:
    Consumable dental and
       printed office products                $    194,989         $   181,219             $    382,648       $    352,493
    Equipment and software                          89,387              84,283                  168,957            159,754
    Other                                           27,212              25,215                   53,755             48,510
                                              ------------         -----------             ------------       ------------
                                                   311,588             290,717                  605,360            560,757
   Veterinary supply                                43,430                   -                   52,912                  -
                                              ------------         -----------             ------------       ------------
Consolidated net sales                        $    355,018         $   290,717             $    658,272       $    560,757
                                              ============         ===========             ============       ============

Operating income:
   Dental supply                              $     33,314         $    28,782             $     62,190       $     52,980
   Veterinary supply                                 2,641                   -                    3,205                  -
                                              ------------         -----------             ------------       ------------
Consolidated operating income                 $     35,955         $    28,782             $     65,395       $     52,980
                                              ============         ===========             ============       ============

Total assets:
   Dental supply                                                                           $    480,370       $    490,464
   Veterinary supply                                                                            126,330                  -
                                                                                           ------------       ------------
Consolidated total assets                                                                  $    606,700       $    490,464
                                                                                           ============       ============

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

    As provided in the standards, the Company is not amortizing the goodwill related to the acquisition of the assets of J. A. Webster, Inc. The Company will discontinue amortization on the remainder of its indefinite lived intangible assets, including goodwill effective April 28, 2002. With the adoption of the remaining provisions of these standards, Patterson's reported net earnings per share are projected to increase by approximately $.03 on a going forward basis. In fiscal 2003, there also will be an additional one-time benefit of $.04 per share as Patterson is required to write-off the remaining balance of its deferred credit. The deferred credit is negative goodwill that arose from acquisitions in the 1980's and currently amounts to approximately $3.8 million.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                                     Three Months Ended                               Six Months Ended
                                            Oct. 27, 2001           Oct. 28, 2000           Oct. 27, 2001           Oct. 28, 2000
                                       --------------------     -------------------     -------------------     -------------------

Net sales                                             100.0%                  100.0%                  100.0%                  100.0%
Cost of sales                                          65.9%                   64.9%                   65.3%                   65.2%
                                       --------------------     -------------------     -------------------     -------------------

Gross profit                                           34.1%                   35.1%                   34.7%                   34.8%
Operating expenses                                     24.0%                   25.2%                   24.7%                   25.3%
                                       --------------------     -------------------     -------------------     -------------------

Operating income                                       10.1%                    9.9%                   10.0%                    9.5%
Other income and expense, net                           0.4%                    0.5%                    0.4%                    0.5%
                                       --------------------     -------------------     -------------------     -------------------

Income before income tax                               10.5%                   10.4%                   10.4%                   10.0%
Net income                                              6.6%                    6.5%                    6.5%                    6.3%
                                       ====================     ===================     ===================     ===================

QUARTER ENDED OCT. 27, 2001 COMPARED TO QUARTER ENDED OCT. 28, 2000.

     Net Sales. Net sales for the three months ended Oct. 27, 2001 ("Current Quarter") totaled $355.0 million up 22.1% from $290.7 million for the three months ended Oct. 28, 2000 ("Prior Quarter"). The Company's sales growth reflected strong sales of consumables and basic equipment to the dental supply market, combined with $43.4 million of incremental veterinary supply sales from the acquisition of the assets of J. A. Webster, Inc. on July 9, 2001.

Dental supply sales for the Current Quarter amounted to $311.6 million, a 7.2% increase over the year earlier period led by solid performance from the Company's consumable and basic equipment product lines. Total dental supply sales growth was diluted by below-plan sales of the CEREC 3 dental restorative system, the Company's most technologically advanced product line. While dental acquisitions had no effect on Current Quarter net sales growth, acquisitions had a 3% positive impact on Prior Quarter net sales growth.

Sales of consumable dental supplies, including printed office products, increased 7.6% paced by an 8.6% increase in the U.S. dental market. Level printed office product sales and unfavorable currency rates on Canadian operations tempered consumable dental supply sales growth in the Current Quarter. Dental equipment and software sales improved 6.1% in the Current Quarter. In addition, demand for new generation digital equipment was strong resulting in clinical software sales exceeding Prior Quarter by 29.9%. Sales of other dental products and services, consisting of parts, technical service, software support and insurance e-claims, grew 7.9% in this year's second quarter.

Sales in Canada for the quarter increased 4.3% versus the year earlier quarter reflecting improved performance in the Company's consumable dental product lines. Sales were adversely affected by the strengthening of the U.S. dollar. On a currency-adjusted basis, Canada's net sales would have increased by 8.7%. This represents a $1,000,000 revenue impact.

          Gross Margins. Gross margins increased $19.2 million or 18.8% over the second quarter of fiscal 2001 primarily as a result of product mix improvement in the dental business. The dental gross margin rate was favorable to the Prior Quarter by 40 basis points, benefiting from improved consumables point-of-sale margins, the mix impact of growth in software and related services, and improvement in printed office products gross margins as this product group begins to see results from some of its realignment efforts. Veterinary gross margins were in the mid 20's, as expected.

          Operating Expenses. Operating expenses increased 16.4% over the Prior Quarter to $85.2 million and amounted to 24.0% of sales up from $73.2 million, or 25.2% of sales reported a year earlier. The dental operating expense rate improved 30 basis points over prior year. The dental supply business continued to improve its operating leverage and reduce costs, despite higher insurance costs. Second quarter 2002 consolidated expenses as a percent of sales also reflects Webster Veterinary Supply, providing a favorable year-over-year impact of approximately 30 basis points after the amortization of certain intangible assets. The Webster operation has a lower operating expense rate than the historical dental operation due primarily to not having the infrastructure of a technical service business.

          Operating Income. Operating income increased 24.9% to $36.0 million for the Current Quarter from $28.8 million for the Prior Quarter.
     Operating income increased as a percent of net sales from 9.9% to 10.1%. Dental supply operating income increased 15.7% due to improved gross margin performance and cost containment. Veterinary supply operating income was $2.6 million in the Current Quarter.

          Other Income. Other income, net of expenses, was $1.2 million for the Current Quarter compared to $1.5 million for the Prior Quarter. Lower interest rates on investment income and reduced cash due to the purchase of Webster resulted in the decrease.

          Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

          Net Income. Net income increased to $23.3 million, or 22.7% over prior year due to the factors discussed above.

          Earnings Per Share. Diluted earnings per share increased to $0.34 versus $0.28 reported a year ago, a 6 cent or 21.4% increase over the same quarter a year ago.


SIX MONTHS ENDED OCT. 27, 2001 COMPARED TO SIX MONTHS ENDED OCT. 28, 2000.

          Net Sales. Net sales increased 17.4% to $658.3 million for the six months ended October 27, 2001 ("Current Period") from $560.8 million for the six months ended October 28, 2000 ("Prior Period"). Six month trends parallel second quarter results where increases reflect strong sales in consumables, basic equipment and software to the dental supply market combined with $52.9 million of incremental veterinary supply sales. Veterinary sales are primarily in the consumable product category with a small portion attributed to equipment.

     Dental sales increased 8.0% to $605.4 million. Sales of consumable dental supplies rose 8.6% despite level sales in printed office products. Excluding the impact of lower CEREC 3 sales, dental equipment sales were up 13.0%. Software unit sales, spurred by digital equipment sales, and related software services provided a 46.6% increase for the Current Period. Other sales, excluding software services, gained 8.1% primarily due to increases in technical services. Canadian sales increased 8.3% in local currency but were diminished on a consolidated basis to a 4.3% increase as exchange rates imparted a negative $1.7 million impact.

          Gross Margins. Gross margins increased $33.2 million or 17.0% over the Prior Period. The dental segment reported an 80 basis point expansion benefiting from an improved product mix and higher consumable point of sale rates. Combined dental and veterinary margins resulted in a 10 basis point decline for the Current Period. This was expected as the Webster business has historically produced gross margins approximately 10 percentage points below those in the dental market. We believe that over time we can improve the veterinary gross margins as more value added products and services are added to the Webster business.

          Operating Expenses. Operating expenses increased 14.6% to $162.9 million but declined 60 basis points as a percent of sales from 25.3% in
     the Prior Period to 24.7% in the Current Period.   Improved operating
     leverage in the second quarter of the dental segment and the veterinary segment's historically lower operating expense rate, 17.8% in the Current Period, were the primary contributors.

          Operating Income. Operating income increased $12.4 million or 23.4% over Prior Period. Operating income increased as a percent of sales from 9.5% to 10.0% due to improved gross margins and a lower operating expense rate in the dental segment.

          Other Income. Other income increased 3.6% from $3.0 million in the Prior Period to $3.1 million in the Current Period. This increase is the net result of an increase in financing income offset by reduced investment earnings as cash balances were reduced following the acquisition of Webster.

          Income Tax. The effective income tax rate of 37.4% remains the same as the Prior Period.

          Net Income. Net income increased 22.3% to $42.9 million due to the factors discussed above.

          Earnings Per Share. Diluted earnings per share increased to $0.63 versus $0.52 reported a year ago, an 11 cent or 21.2% increase over the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remains strong. Cash generated from operating activities was our principal source of funds during the six months ended October 27, 2001. In combination with previously generated funds, we invested in working capital, made an acquisition, funded capital expenditures and repurchased 247,000 shares of our common stock.

     Operating activities generated cash of $27.9 million in the first six months, compared to the prior six months where operating activities provided cash of $19.4 million. The increase of $8.5 million was due primarily to a 22.3% increase in net income and a reduction in accounts receivable, net of acquisitions.

     In July 2001, the Company invested $85.0 million of cash to acquire the assets of J. A. Webster, Inc. The Company invested $2.5 million of cash to acquire a dental distribution business and an Internet service in the prior year six months.

     Available liquid resources at October 27, 2001 consisted of $114.8 million of cash and short-term investments and $9.6 million available under existing bank lines. The Company believes that cash and short-term investments and the remainder of its credit lines are sufficient to meet any existing and presently anticipated cash needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.

Factors That May Affect Future Operating Results

     Certain information of a non-historical nature contains forward-looking statements. Words such as "believes," "expects," "plans," "estimates" and variations of such words are intended to identify such forward-looking statements. The statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, the Company cautions shareholders and prospective investors that the following important factors, among others, could in the future affect the Company's actual operating results which could differ materially from those expressed in any forward-looking statements. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

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

     . Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk during the six months ended October 27, 2001. For additional information refer to Item 7A of the Company's 2001 Form 10K.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company's Annual Meeting of Shareholders was held on September 10, 2001.

     (c)(1) The shareholders voted for one director nominee, James W. Wiltz, for a two year term, and two director nominees, Peter L. Frechette and David K. Beecken, for three year terms. 57,022,056 shares were voted for Mr. Wiltz and 7,192,847 withheld authority. 56,848,398 shares were voted for Mr. Frechette and 7,366,505 shares withheld authority. 63,807,234 shares were voted for Mr. Beecken and 407,689 shares withheld authority. There were no abstentions and no broker non-votes.

        (2) The shareholders voted to approve an amendment to the Company's Restated Articles of Incorporation to increase the number of shares which the Company has authority to issue from 130,000,000 to 630,000,000 consisting of 600,000,000 shares of common stock and 30,000,000 shares of preferred stock. The vote was 41,626,765 shares for, 22,473,786 shares against and 120,351 abstentions. There were no broker non-votes.

        (3) The shareholders voted to approve the Company's 2001 Non-Employee Directors' Stock Option Plan. The vote was 58,602,966 shares for, 5,391,829 shares against and 220,108 abstentions. There were no broker non-votes.

        (4) The shareholders voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 27, 2002. The vote was 63,975,068 shares for, 144,857 shares against and 94,978 abstentions. There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  None.

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

Dated: December 10, 2001

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