Form 10-Q
period 2002-01-26
PATTERSON DENTAL CO
filed 2002-03-11
CIK 891024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----------------   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                    END, January 26, 2002.

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----------------   SECURITIES EXCHANGE ACT OF 1934.

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


Patterson Dental Company has outstanding 67,758,667 shares of common stock as of March 5, 2002.

                            PATTERSON DENTAL COMPANY

                                      INDEX

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements                                           3-9

             Consolidated Balance Sheets as of January 26, 2002 and
             April 28, 2001                                                   3

             Consolidated Statements of Income for the Three Months and
             Nine Months Ended January 26, 2002 and January 27, 2001          4

             Condensed Consolidated Statements of Cash Flows for the Nine

             Months Ended January 26, 2002 and January 27, 2001               5

             Notes to Consolidated Financial Statements                       6

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10-14

    Item 3 - Quantitative and Qualitative Disclosures About
             Market Risk                                                     14


PART II - OTHER INFORMATION

    Item 2 - Changes in Securities and Use of Proceeds                       14

    Item 6 - Exhibits and Reports on Form 8-K                                15

    Signatures                                                               16


Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
1995:
---------------------------------------------------------------------------

     This Form 10-Q for the period ended January 26, 2002, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 24, 2001, and other documents filed with the Securities and Exchange Commission. See also pages 13-14 of this Form 10-Q.

                          PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   Jan. 26, 2002   Apr. 28, 2001
                                                   -------------  --------------
ASSETS                                              (unaudited)
Current assets:
      Cash and cash equivalents                      $ 107,611      $ 160,024
      Short-term investments                            22,748         24,484
      Receivables, net                                 168,049        144,625
      Inventory                                        151,950        103,700
      Prepaid expenses and other current assets          8,708          9,928
                                                     ---------      ---------
         Total current assets                          459,066        442,761
Property and equipment, net                             52,452         48,575
Intangibles, net                                       119,221         51,892
Other                                                    6,817          5,952
                                                     ---------      ---------
         Total assets                                $ 637,556      $ 549,180
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                               $  98,769      $  89,321
      Accrued payroll expense                           21,743         20,866
      Income taxes payable                               4,730          4,805
      Other accrued expenses                            24,885         17,723
                                                     ---------      ---------
         Total current liabilities                     150,127        132,715
Non-current liabilities                                  3,359          3,693
                                                     ---------      ---------
         Total liabilities                             153,486        136,408

Deferred credits                                         3,593          4,257

STOCKHOLDERS' EQUITY

      Preferred stock                                    ---            ---
      Common stock                                         678            675
      Additional paid-in capital                        73,933         68,049
      Accumulated other comprehensive loss              (3,962)        (2,316)
      Retained earnings                                422,092        354,371
      Note receivable from ESOP                        (12,264)       (12,264)
                                                     ---------      ---------
         Total stockholders' equity                    480,477        408,515
                                                     ---------      ---------
         Total liabilities and stockholders' equity  $ 637,556      $ 549,180
                                                     =========      =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended               Nine Months Ended
                                           Jan. 26, 2002    Jan. 27, 2001    Jan. 26, 2002    Jan. 27, 2001
                                           -------------    -------------    -------------    -------------
Net sales                                   $   357,394      $   290,579      $ 1,015,666      $   851,336

Cost of sales                                   231,786          185,826          661,788          551,489
                                            -----------      -----------      -----------      -----------

Gross margin                                    125,608          104,753          353,878          299,847

Operating expenses                               87,027           74,150          249,902          216,264
                                            -----------      -----------      -----------      -----------

Operating income                                 38,581           30,603          103,976           83,583

Other income and expense:
     Amortization of deferred credits               221              217              663              664
     Finance income, net                            949            1,796            3,755            4,541
     Interest expense                               (12)             (41)             (83)             (98)
     Profit (loss) on currency exchange             (70)               7             (119)            (109)
                                            -----------      -----------      -----------      -----------

Income before income taxes                       39,669           32,582          108,192           88,581

Income taxes                                     14,837           12,196           40,465           33,132
                                            -----------      -----------      -----------      -----------

Net income                                  $    24,832      $    20,386      $    67,727      $    55,449
                                            ===========      ===========      ===========      ===========

Earnings per share:
     Basic                                  $      0.37      $      0.30      $      1.00      $      0.82
                                            ===========      ===========      ===========      ===========
     Diluted                                $      0.36      $      0.30      $      0.99      $      0.82
                                            ===========      ===========      ===========      ===========

Weighted average shares outstanding:
     Basic                                       67,687           67,454           67,675           67,410
     Diluted                                     68,225           67,863           68,163           67,728

                            PATTERSON DENTAL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                  Jan. 26, 2002    Jan. 27, 2001
                                                                  -------------    -------------
Operating activities:
      Net income                                                    $  67,727        $  55,449
      Adjustments to reconcile net income
         to net cash provided by operating
         activities:
            Depreciation                                                6,684            5,757
            Amortization of deferred credits                             (664)            (664)
            Amortization of goodwill                                    3,909            2,467
            Bad debt expense                                            1,326              627
            Change in assets and liabilities, net of acquired         (32,742)         (14,673)
                                                                    ---------        ---------
Net cash provided by operating activities                              46,240           48,963

Investing activities:
      Additions to property and equipment, net                         (8,356)          (7,276)
      Acquisitions, net                                               (86,123)          (2,627)
      Sale (purchase) of short-term investments                         1,736          (11,546)
                                                                    ---------        ---------
 Net cash used in investing activities                                (92,743)         (21,449)

Financing activities:
      Payments and retirement of long-term debt and
        obligations under capital leases                                 (300)            (546)
      Common stock (repurchased) issued, net                           (4,826)           1,013
                                                                    ---------        ---------
Net cash used in financing activities                                  (5,126)             467

Effect of exchange rate changes on cash                                  (784)             (55)
                                                                    ---------        ---------

Net (decrease) increase in cash and cash equivalents                  (52,413)          27,926

Cash and cash equivalents at beginning of period                      160,024          113,453

                                                                    ---------        ---------
Cash and cash equivalents at end of period                          $ 107,611        $ 141,379
                                                                    =========        =========

Supplemental disclosure:
      Issuance of stock in acquisition                              $  10,707            $ -
                                                                    =========        =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                January 26, 2002

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 26, 2002, and the results of operations and the cash flows for the periods ended January 26, 2002 and January 27, 2001. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended January 26, 2002 and January 27, 2001, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 28, 2001, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2001 Annual Report on Form 10-K filed on July 24, 2001.

2. The fiscal year end of the Company is the last Saturday in April. The third quarter of fiscal 2002 and 2001 represent the 13 weeks ended January 26, 2002 and January 27, 2001, respectively.

3. Total comprehensive income was $23,582 and $66,081 for the three and nine months ended January 26, 2002, respectively, and $20,771 and $55,031 for the three and nine months ended January 27, 2001, respectively.

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
                                                          ========

     The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of the fiscal period. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

                                                        Three Months Ended                  Nine Months Ended
                                                    Jan. 26, 2002   Jan. 27, 2001   Jan. 26, 2002   Jan. 27, 2001
                                                    ------------------------------  -----------------------------
     Net sales                                        $357,394        $326,089        $1,049,294       $965,883
     Net income(1)                                      24,832          21,306            68,118         57,913

     Earnings per share - basic (1)                      $0.37           $0.31             $1.00          $0.86

     Earnings per share - diluted (1)                    $0.36           $0.31             $0.99          $0.85

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

5. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                       Three Months Ended   Nine Months Ended
                                       ------------------   ------------------
                                       Jan. 26,  Jan. 27,   Jan. 26,  Jan. 27,
                                         2002      2001       2002      2001
                                       ------------------   ------------------

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares      67,687    67,454     67,675    67,410

  Effect of dilutive securities:
    Stock Option Plans                     449       310        401       219
    Employee Stock Purchase Plan             9        10          8        11
    Capital Accumulation Plan               80        89         79        88
                                        ----------------     ----------------

  Dilutive potential common shares         538       409        488       318
                                        ----------------     ----------------

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions      68,225    67,863     68,163    67,728
                                        ================     ================

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

     Certain financial information relating to the Company's reportable segments is as follows:


                                         Three Months Ended                  Nine Months Ended
                                     Jan. 26, 2002    Jan. 27, 2001    Jan. 26, 2002    Jan. 27, 2001
                                     -------------    -------------    -------------    -------------
Net sales:
   Dental supply:
      Consumable dental and
         printed office products       $  189,807       $  175,821       $  507,224       $  528,314
      Equipment and software              103,059           90,588          272,016          250,342
      Other                                27,126           24,170           80,881           72,680
                                       ----------       ----------       ----------       ----------
                                          319,992          290,579          925,352          851,336
   Veterinary supply                       37,402              -             90,314              -
                                       ----------       ----------       ----------       ----------
Consolidated net sales                 $  357,394       $  290,579       $1,015,666       $  851,336
                                       ==========       ==========       ==========       ==========

Operating income:
   Dental supply                       $   36,781       $   30,603       $   98,971       $   83,583
   Veterinary supply                        1,800              -              5,005              -
                                       ----------       ----------       ----------       ----------
Consolidated operating income          $   38,581       $   30,603       $  103,976       $   83,583
                                       ==========       ==========       ==========       ==========

Total assets:
   Dental supply                                                         $  507,224       $  515,884
   Veterinary supply                                                        130,332              -
                                                                         ----------       ----------
Consolidated total assets                                                $  637,556       $  515,884
                                                                         ==========       ==========

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

     As provided in the standards, the Company is not amortizing the goodwill related to the acquisition of the assets of J. A. Webster, Inc. The Company will discontinue amortization on the remainder of its indefinite lived intangible assets, including goodwill effective April 28, 2002. With the adoption of the remaining provisions of these standards, Patterson's reported net earnings per share are projected to increase by approximately $.03 on a going forward basis. In fiscal 2003, there also will be an additional one-time benefit of $.03 to $.04 per share as Patterson is required to write-off the remaining balance of its deferred credit. The deferred credit is negative goodwill that arose from acquisitions in the 1980's and currently amounts to approximately $3.6 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                          Three Months Ended             Nine Months Ended
                                     Jan. 26, 2002   Jan. 27, 2001  Jan. 26, 2002   Jan. 27, 2001
                                     -------------   -------------  -------------   -------------
Net sales                                100.0%         100.0%          100.0%          100.0%
Cost of sales                             64.9%          64.0%           65.2%           64.8%
                                         -----          -----           -----           -----

Gross profit                              35.1%          36.0%           34.8%           35.2%
Operating expenses                        24.3%          25.5%           24.6%           25.4%
                                         -----          -----           -----           -----

Operating income                          10.8%          10.5%           10.2%            9.8%
Other income and expense, net              0.3%           0.7%            0.4%            0.6%
                                         -----          -----           -----           -----

Income before income tax                  11.1%          11.2%           10.6%           10.4%
Net income                                 6.9%           7.0%            6.6%            6.5%
                                         =====          =====         =======           =====

Quarter Ended Jan. 26, 2002 Compared to Quarter Ended Jan. 27, 2001.

     Net Sales. Net sales for the three months ended Jan. 26, 2002 ("Current Quarter") totaled $357.4 million a 23.0% increase from $290.6 million reported for the three months ended Jan. 27, 2001 ("Prior Quarter"). All areas of the business contributed to the Company's sales growth in the third quarter. Reported sales growth further benefited from the acquisition of Webster Veterinary Supply which added $37.4 million of incremental sales to the Current Quarter.

     Dental supply sales rose 10.1% in the Current Quarter to $320.0 million reflecting strong performance across all major product categories. Sales of the CEREC 3 dental restorative system rebounded in the quarter increasing 43% from the second quarter of the current fiscal year and 13% ahead of last year's third quarter. Sales in the quarter were also helped by a 78% increase in software. Dental acquisitions added approximately 2% to sales growth in the Prior Quarter but had no impact in the Current Quarter.

     Sales of consumable dental supplies, including printed office products, increased 8.0% in the Current Quarter led by a 9.2% increase in the U.S. market. The U.S. market had one less billing day than in last year's third quarter which reduced reported sales growth in that market by approximately 2%. The Colwell product group reported another quarter of improved performance growing sales by approximately 3% on a comparable basis. Dental equipment and software sales came in 13.8% ahead of the Prior Quarter reflecting strong basic dental equipment sales in addition to robust software sales and improved sales of the CEREC 3. Sales of other services and products, consisting primarily of parts, technical service, software support and insurance e-claims, grew 12.2% in the Current Quarter due predominantly to higher software service revenues.

     Canadian sales in local currencies were up 5.0% over last year due principally to growth in our consumable dental product lines. Currency exchange rates continued to affect results in the quarter, reducing reported sales by approximately $1 million.

     On a proforma basis, veterinary sales grew 5.3% from the Prior Quarter. However, sales on a comparable basis, giving effect to the conversion of a product group from distribution status to an agency arrangement at the beginning of calendar year 2001, increased approximately 11%.

          Gross Margins. Gross margins increased 19.9% over Prior Quarter primarily as a result of higher sales volumes. Consolidated gross margins declined 90 basis points due solely to the addition of the veterinary supply business which carries lower margins, in the mid 20's for the Current Quarter. The dental gross margin rate improved 30 basis points benefiting from a stronger product mix.

          Operating Expenses. Operating expenses increased 17.4% and amounted to 24.3% of sales. The Company achieved a 70 basis point reduction in its dental supply operating expense ratio despite continuing higher insurance and advertising costs. This improvement results from better operating leverage and several cost reduction initiatives. Current quarter consolidated expenses as a percent of sales also benefited from the acquisition of Webster Veterinary Supply. The veterinary operation has a lower expense ratio than the dental supply business favorably impacting the year-over-year consolidated expense rate by roughly 50 basis points.

          Operating Income. Operating income increased 26.1% to $38.6 million for the Current Quarter from $30.6 million for the Prior Quarter. Operating income increased as a percent of net sales from 10.5% to 10.8%. Dental supply operating income increased 20.2% due to improved gross margin performance and cost containment. Veterinary supply operating income was $1.8 million in the Current Quarter.

          Other Income. Other income, net of expenses, was $1.1 million for the Current Quarter compared to $2.0 million for the Prior Quarter. Lower yields on investment balances and reduced cash due to the purchase of Webster resulted in the decrease.

          Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

          Net Income. Net income increased to $24.8 million, or 21.8% over prior year due to the factors discussed above.

          Earnings Per Share. Diluted earnings per share increased to $0.36 versus $0.30 reported a year ago, a 6 cent or 20.0% increase over the same quarter a year ago.

NINE MONTHS ENDED JAN. 26, 2002 COMPARED TO NINE MONTHS ENDED JAN. 27, 2001.

          Net Sales. Net sales increased 19.3% to $1,015.7 million for the nine months ended January 26, 2002 ("Current Period") from $851.3 million for the nine months ended Jan. 27, 2001 ("Prior Period"). Results for the nine-month period benefited from an 8.7% increase in the dental supply market and $90.3 million of incremental veterinary supply sales. Veterinary sales are primarily in the consumable product category with a small portion attributed to equipment. Nine-month trends were similar to third quarter results with a few notable exceptions. Sales of the CEREC 3 dental restorative system, which accelerated during the third quarter, lagged prior year in the nine-month period by 21.1%. Similarly, although sales of printed office products continued to improve in the quarter, sales of this product line were flat for the nine-month period.

     Dental sales totaled $925.4 million. Sales of consumable dental supplies increased 8.4% paced by a 9.6% increase in the U.S. dental market. Excluding the impact of lower CEREC 3 sales, dental equipment sales were up 13.0% reflecting strong sales of basic dental equipment and software. Other sales grew 11.3% in the Current Period aided by a 54.1% increase in software related services.

     Canadian sales increased approximately 7% in local currencies but only 3.1% in U.S. dollars. Foreign currency exchange reduced reported sales for the period by almost $3.0 million.

     Veterinary supply sales came in approximately 8% ahead of last year on a proforma basis.

          Gross Margins. Gross margins increased $54.0 million or 18.0% over the Prior Period and amounted to 34.8% of total sales. The dental gross margin rate was favorable to the Prior Period by 70 basis points, benefiting from improved consumables point-of-sale margins, the mix impact of growth in software and related services, and improvement in printed office products gross margins as this product group begins to see results from some of its realignment efforts. Veterinary gross margins were in the mid 20's, as expected.

          Operating Expenses. Operating expenses increased 15.6% to $249.9 million but declined 80 basis points as a percent of sales from 25.4% in the Prior Period to 24.6% in the Current Period. Improved operating leverage in the dental supply segment and the veterinary supply segment's historically lower operating expense rate, 18.8% in the Current Period, were the principal factors driving the improvement. The absence of infrastructure associated with a technical service business allows the veterinary supply segment to maintain a lower expense rate than the historical dental supply segment.

          Operating Income. Operating income increased $20.4 million or 24.4% over Prior Period. Operating income increased as a percent of sales to 10.2% from 9.8% due to improved gross margins and a lower operating expense rate in the dental segment.

          Other Income. Other income declined 15.6% from $5.0 million in the Prior Period to $4.2 million in the Current Period. Lower interest rates and reduced cash balances following the acquisition of Webster brought about the decrease.

          Income Tax. The effective income tax rate of 37.4% remains the same as the Prior Period.

          Net Income. Net income increased 22.1% to $67.7 million due to the reasons outlined aboved.

          Earnings Per Share. Diluted earnings per share increased to $0.99 versus $0.82 reported a year ago, a 17 cent or 20.7% increase over the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remains strong. Cash generated from operating activities was our principal source of funds during the nine months ended January 26, 2002. In combination with previously generated funds, we invested in working capital, made an acquisition, funded capital expenditures and repurchased 247,000 shares of our common stock.

     The Company generated $46.2 million of cash from operations through the first nine months of fiscal 2002, a $2.7 million decrease from last year. Cash from operations declined despite a 22.1% increase in net income. Higher inventory levels due to year end buying opportunities in both the dental and veterinary businesses was the primary factor leading to this year-over-year reduction. Consistent with previous years, the Company expects this inventory build to be substantially liquidated by the end of the fiscal year.

     In July 2001, the Company invested $85.0 million of cash to acquire the assets of J. A. Webster, Inc. The Company invested $2.6 million of cash to acquire a dental distribution business and an internet service in the prior year nine months.

     Available liquid resources at January 26, 2002 consisted of $130.4 million of cash and short-term investments and $2.6 million available under existing bank lines. The Company believes that cash and short-term investments and the remainder of its credit lines are sufficient to meet any existing and presently anticipated cash needs. In addition, because of its low debt to equity ratio, the Company believes it has sufficient debt capacity to replace its existing revolver and provide the necessary funds to achieve its corporate objectives.

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

     o Changes in the economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk during the nine months ended January 26, 2002. For additional information refer to Item 7A of the Company's 2001 Form 10K.

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

                                        PATTERSON DENTAL COMPANY
                                        (Registrant)

Dated: March 11, 2002
                                        By: /s/  R. Stephen Armstrong
                                            ------------------------------------
                                            R. Stephen Armstrong
                                            Executive Vice President, Treasurer
                                              and Chief Financial Officer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)