Form 10-K
period 2002-04-27
PATTERSON DENTAL CO
filed 2002-07-25
CIK 891024

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of July 15, 2002, was approximately $2,002,398,000.

As of July 15, 2002, there were 68,174,282 shares of Common Stock of the registrant issued and outstanding.

                       Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

     Document Incorporated                                    Part of Form 10-K
     ---------------------                                    -----------------

Proxy Statement for 2002 Annual Meeting of Shareholders            Part III

                                 FORM 10-K INDEX

                                                                                       Page
PART I ................................................................................   2
        Item 1.   BUSINESS ............................................................   2
        Item 2.   PROPERTIES ..........................................................  13
        Item 3.   LEGAL PROCEEDINGS ...................................................  13
        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................  13

PART II ...............................................................................  14
        Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS .................................................  14
        Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA ................................  15
        Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .................................  15
        Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........  21
        Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................  21
        Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE .................................  37

PART III ..............................................................................  37
        Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..................  37
        Item 11.  EXECUTIVE COMPENSATION ..............................................  37
        Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......  37
        Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................  38

PART IV ...............................................................................  38
        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .....  38

SIGNATURES ............................................................................  40

SCHEDULE II ...........................................................................  41

INDEX TO EXHIBITS .....................................................................  42

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

General

     Patterson Dental Company ("Patterson" or the "Company") is a value-added distributor serving the North American dental supply and companion-pet (dogs, cats and other common household pets) veterinary supply markets. Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Direct Dental Supply Co.; Patterson Dental Canada, Inc.; Patterson Dental Supply, Inc,; Webster Veterinary Supply, Inc.; PDC Funding Company, LLC; Patterson Technology Center Inc.; Colwell Systems, Inc. and Webster Management LP.

     In May 1985, the Company's management and certain investors purchased the Company from a subsidiary of The Beatrice Companies, Inc. Patterson became a publicly traded company in October 1992.

     The Company historically reported under one operating segment, dental supply. In July 2001, the Company purchased the assets of J. A. Webster, Inc. The acquisition became a reportable business segment of the Company, and now Patterson Dental Company is comprised of two reportable segments, dental supply and veterinary supply. The Company's reportable segments are strategic business units that offer similar products and services to different customer bases.

Dental Supply

     As Patterson's largest business, Patterson Dental Supply is one of the two largest distributors of dental products in North America. Patterson Dental Supply, a full-service, value-added supplier to dentists, dental laboratories, institutions, physicians, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); advanced technology dental equipment; practice management and clinical software; and office forms and stationery. The Company offers its customers a broad selection of dental products including more than 85,000 stock keeping units ("SKU's") of which approximately 4,000 are private-label products sold under the Patterson name. Patterson Dental Supply also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. The Company markets its dental products and services through over 1,200 direct sales representatives, 253 of whom are equipment specialists.

     Founded in 1877, Patterson Dental Supply has over 125 years of experience providing quality service to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to $1,280.7 million in fiscal 2002, operating margins have increased every year since fiscal 1985 and profitability has increased from an operating loss in fiscal 1986 to operating income of $138.6 million in fiscal 2002.

     According to the American Dental Association, there are over 150,000 dentists practicing in the United States in approximately 120,000 dental practices, representing a fragmented, geographically diverse market. There are approximately 17,000 licensed dentists in Canada according to the Canadian Dental Association. The average general practitioner generated approximately $450,000 in annual revenue in 1999, while the average specialty practitioner produced about $600,000. The Company believes that a dentist uses between 5% and 7% of annual revenue to purchase consumable supplies which translates into between $22,000 and $42,000 of supplies each year. However, dentists generally do not maintain a large supply of inventory on hand.

     The Company believes that the underlying structure of the dental supply market is attractive for its role as a value-added full-service distributor. The dental supply market is large and growing and consists of a sizeable geographically dispersed number of fragmented dental practices. Total expenditures for dental services in the United States increased from $13 billion in 1980 to $64 billion in 2001. Domestic dental care expenditures are projected by the Health Care Financing Administration to grow 5% annually, reaching $105 billion by the year 2011. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

   .   Demographics. The U.S. population grew from 235.1 million in 1980 to
       277.8 million in 2001, and is expected to reach 299.9 million by 2010. The median age of the population is also increasing and Patterson believes that older dental patients spend more on a per capita basis for dental services.

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

   . Coverage by dental plans. An increasing percentage of dental services are being funded by private dental insurance. The Health Care Financing Administration statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 50% of the $64 billion in total expenditures for 2001 as compared to approximately 30% of the $13 billion in total expenditures for 1980.

Veterinary Supply

     Webster Veterinary Supply is the leading distributor of veterinary supplies to companion-pet (dogs, cats and other common household pets) veterinary clinics in the eastern United States and the third largest nationally. Webster provides products used for the treatment and/or prevention of diseases in companion pets and, to a lesser extent, equine animals. Founded in 1946 and headquartered in Sterling, Massachusetts, Webster has developed a strong regional brand identity as a value-added, full-service distributor of a virtually complete range of consumable supplies, equipment, diagnostic supplies, biologicals (vaccines) and pharmaceuticals. Webster does not distribute pet foods. Webster's offerings, totaling more than 8,000 products, are sold by over 70 field representatives. In addition to its core business of distributing veterinary products, Webster Veterinary Supply has a significant agency commission business with a few large pharmaceutical manufacturers. Under the agency relationships, the Company typically earns a commission for soliciting orders through its sales force representatives. Webster's agency commissions accounted for approximately 2% of net sales in fiscal 2002. Net sales by this segment in fiscal 2002 were $134.8 million. Operating income totaled $8.5 million.

     Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. There are approximately 60,000 veterinarians practicing at 21,700 animal health clinics. The vast majority, approximately 65%, of veterinarians work in private animal health clinics specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $550,000 of annual revenue. These practices purchase between $80,000 and $120,000 of supplies each year but similar to the dental practitioner do not maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products which are administered and dispensed by veterinarians.

     The Company estimates the market for pharmaceuticals and supplies sold to small animal, companion pet veterinarians is approximately $2.2 billion on an annual basis. This market breaks down further due to certain manufacturers wanting more influence over the marketing of specific products. Webster estimates that approximately $1.5 billion of the market is served through distributors while the remainder is served through agency relationships between the manufacturers and the distributors (approximately $500 million), or directly by the manufacturer. In the agency relationship, the distributor processes the order to the manufacturer but handles none of the product nor do they bill and collect from the customer. The agency commissions that Webster Veterinary Supply earns range from 4% to 8%, a portion of which is shared with the direct sales personnel.

     According to a market study prepared by KMPG LLP for three veterinary professional organizations in 1999, the demand for veterinary services has grown significantly faster than growth in the overall economy. Total expenditures for veterinary services in the United States grew at an inflation adjusted real annual rate of 7.2% from 1980 through 1997, and are projected to grow 5% on a real basis annually, through the year 2015. The companion pet segment is the fastest growing area of the overall U.S. veterinary supply market. The Company believes this growth is sustainable due to the following favorable factors:

   . Number of households with companion pets. The number of households with companion pets is steadily expanding which increases the demand for veterinary services. Approximately 58.2 million of the 98.9 million households in the United States had at least one companion animal in 1996, representing a penetration of 58.9%. The number of households that had companion animals grew by 3.4 million from 1991 to 1996, with the penetration rate increasing to 58.9% from 57.9%.

   . Veterinary expenditures per household. A factor that affects the total demand for veterinary services is how actively or regularly pet-owning households seek veterinary care for their pets. The willingness of companion pet owners to spend more money at the veterinarian is increasing substantially. Between 1991 and 1996, the average expenditure per visit for dog-owning and cat-owning households increased at a compound annual growth rate of 8.1% and 8.2%, respectively.

   . Veterinary products and techniques. Many new therapeutic and preventive products are being developed for the companion pet market. Technological developments have resulted in new innovative veterinary products and advances in veterinary services.

     For further information on the Company's operating segments and operations by geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this document and Note 8 to the Consolidated Financial Statements.

Patterson's Strategy

     Patterson's objective is to remain a leading national distributor of supplies, equipment and related services while continuing to improve its profitability and enhance its value to customers. To achieve this objective, Patterson has adopted a strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions.

     Emphasizing Value-Added, Full-Service Capabilities. The Company believes that its customers value full service and responsive delivery of quality supplies and equipment, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services, and generally a superior sales representative can create a special relationship with the practitioner by providing an education link to the overall industry. The Company's knowledgeable sales representatives assist customers in the selection and purchasing of supplies. In addition, the high quality sales force allows Patterson to offer broader product lines. Most dentists and veterinarians are independent, sole practitioners who are unable to store and manage large volumes of supplies in their offices. Patterson meets its customer's requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers. Equipment specialists and service technicians also support the Company's value-added strategy in the dental supply market. Equipment specialists provide consultation on office design, equipment requirements and financing. The Company's trained service technicians perform equipment installation, maintenance and repair services.

     Using Technology, Including the Internet, to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability to its dental supply segment since 1987 when it first introduced Remote Order Entry (REMO(SM)). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers five systems to the dental supply segment, REMO(SM), Pattersondental.com, PDXpress(R), PassPort(SM) Plus and eMAGINE(SM). These systems are used by customers as well as the Company's sales force. Over the years, the number of orders transmitted electronically has grown steadily to approximately 53% of Patterson's consumable dental product volume or $390.9 million in fiscal year 2002.

     The goal of the Company's Internet strategy is to distribute information and service related products over the Internet to enhance customers' practices and to increase sales force productivity. During the past year, the Company augmented its Internet system, and launched an enhanced system, Pattersondental.com in November 2001. The new Internet environment includes enhanced order entry, access to "Patterson Today" articles, manufacturers' product information, and an office design application. Additionally, Patterson utilizes a tool, InfoSource, to provide real time customer and Company information to the Company's sales force, managers and vendors via the Internet.

     For those dental customers not using the Internet, the Company offers four alternative products. REMO(SM) gives customers direct and immediate ordering access through a personal computer to a database containing Patterson's complete inventory. PDXpress(R) is a handheld order entry system that eliminates handwritten order forms by permitting a user to scan a product bar code from an inventory tag system or from Patterson's bar-coded catalog. PassPort(SM) Plus is a smart phone which incorporates automated ordering and bar code scanning with credit card processing. In fiscal 2002, the Company introduced its newest order entry system, eMAGINE(SM). eMAGINE(SM) has become the standard platform for the sales representative and includes many new features and upgrades including: up to three years of order history for the customer's reference, faster searches for products and reports, order tracking, instant information on monthly product specials, descriptions and photographs of popular products and an electronic custom catalog, including a printable version with scanable bar codes. These systems, including eMAGINE(SM), are provided at no additional charge to customers who maintain certain minimum purchase requirements.

     In May 2002, the Company introduced eMAGINE(SM) to the sales force calling on the veterinary supply market. The Company plans to make the system available to veterinary customers in fiscal 2003. Webstervet.com, the Company's website for the veterinary supply market, does not currently include e-commerce capabilities. Longer-term the Company plans to implement a strategy in the veterinary market similar to the dental market with multiple order entry systems that suit a variety of customers' needs.

     Continuing to Improve Operating Efficiencies. Patterson continues to implement programs designed to improve operating efficiencies and allow for continued sales growth over time. These programs include enhancing its management information and product handling systems and consolidating its distribution centers to improve product availability and to reduce redundancies in personnel, equipment and certain inventories. In addition, by offering its electronic order entry systems to customers, Patterson enables its sales representatives to spend more time with existing customers and to call on additional customers. Recently, the Company launched its new InfoSource program, a web-based system that disseminates key sales information, customer purchasing trends and other administrative reports to the Company's dental sales force and branch managers. InfoSource allows dental sales representatives to more effectively and efficiently market the Company's broad product line while enabling branch managers to increase their productivity. The Company has also improved operating efficiencies by converting its communications architecture to faster, higher capacity data lines that combine voice and data transmissions while reducing overall communication costs. During fiscal 2003, the Company plans to implement a new field service management tool for its technical service operations. This new tool will allow the Company to fundamentally change its technical service business processes improving the Company's ability to coordinate the actions of its service technicians and enhancing customer service while reducing the overall cost of operations. By leveraging Patterson's existing national distribution network, the Company has begun to implement a growth strategy in the veterinary supply market without significant new investments in physical infrastructure. In addition, many of the tools and capabilities available in the dental segment can be integrated into the veterinary segment. As a result, the Company expects to continue to improve its operating leverage and efficiencies going forward.

     Growing Through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. The Company believes that it is well positioned to take advantage of expected continued consolidation in both the dental and veterinary distribution industries. Over the past 15 years the Company has made the following acquisitions:

     Dental distribution acquisitions in the United States

     . In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 2002, Patterson acquired certain assets of 24 smaller dental dealers throughout the United States. During fiscal 2002, the Company acquired Thompson Dental Company of Columbia, SC, a leading value-added distributor of dental supplies, equipment and services in the mid-Atlantic and southeastern U.S. Thompson ranked among the 10 largest dental distributors in the country.

     Dental distribution acquisitions in Canada

     . In October 1993, the Company completed the acquisition of Healthco International, Inc.'s Canadian subsidiary, Healthco Canada, Inc. In August 1997, the Company acquired Canadian Dental Supply Ltd. which expanded the Company's market share in British Columbia, Alberta, Saskatchewan and Ontario. As a combined operation known as Patterson Dental Canada Inc., this subsidiary, which the Company believes is one of the two largest full-service dental products distributors in Canada, employs approximately 476 people, 131 of whom are sales representatives. In July 2002, the Company acquired Distribution Quebec Dentaire, Inc., which expanded the Company's market share in Quebec.

     Printed office products acquisitions

     . In October 1996, the Company acquired the Colwell Systems division of Deluxe Corporation. Colwell Systems produces and sells a variety of printed office products used in medical and dental offices. In February 1999, the Company acquired Professional Business Systems, Inc. (PBS), Colwell's largest supplier, to expand production capacity.

     Software acquisitions

     . In July 1997, the Company acquired EagleSoft, Inc., a developer and marketer of Windows(R)-based practice management software for dental offices. EagleSoft is located in Effingham, Illinois. In September 2000, the Company acquired eCheck-up.com, a web-based, value-added service that complements and expands the Company's current product offerings to the front office of the dental practice. eCheck-up.com is an Internet service that provides on-line payroll, human resources, payables processing and benchmarking services to subscribing dental customers through its website. Most recently, the Company purchased Modern Practice Technologies, a company which provides custom computing solutions to the dental industry. This acquisition will help Patterson to position itself to provide all of the custom hardware and networking required for interfacing the entire dental office.

     Veterinary acquisitions

     . In July 2001, the Company acquired the assets of J. A. Webster, Inc. the leading distributor of veterinary supplies to companion pet veterinary clinics in the eastern United States and the third largest nationally. Webster is an excellent strategic fit with Patterson's core competencies in value-added distribution. Like Patterson, Webster serves a large, fragmented market with similar growth and customer characteristics and has an ingrained sales culture that emphasizes customer relationships and unparalleled customer service. Webster will enable Patterson to capitalize upon a significant growth opportunity in the companion pet veterinary supply market.

     The Company has operations in the U.S. and Canada and conducts business in two segments, dental supply and veterinary supply. The veterinary segment operates entirely in the U.S. Each segment provides similar products albeit to different customer bases. The following table sets forth the principal categories of products offered by the Company:

                                                   2002        2001       2000
                                                   ----        ----       ----

          Consumable and Printed Products ......     64%         63%        63%
          Equipment and Software ...............     28          28         28
          Other (1) ............................      8           9          9
                                                   ----        ----       ----
               Total ...........................    100%        100%       100%
                                                   ====        ====       ====

(1) Consists of other value-added products and services.

Consumable and Printed Products

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

     Veterinary Supplies. Webster offers its customers a broad selection of veterinary supply products including consumable supplies, pharmaceuticals, diagnostics, and biologicals. Consumable supplies distributed by Webster include lab supplies, various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products. Webster's pharmaceutical products are FDA licensed products including anesthetics, antibotics, injectables, ointments and neutraceuticals. The diagnostics product category includes on-site testing products for heartworm, FIV, FELV and Parvo virus. Biological products are comprised of vaccines and injectibles.

     Printed Products. The Company provides a variety of printed products, office filing supplies, and practice management systems to office-based healthcare providers including dental, medical and veterinary offices. Products include custom printed products, insurance and billing forms, stationery, envelopes and business cards, labels, file folders, appointment books and other stock office supply products. Products are sold through three channels:

     .    The Company's dental supply sales force
     .    The Company's veterinary supply sales force
     .    Catalogs distributed to over 150,000 customers several times a year

     All three channels are supported by a telemarketing staff located in Champaign, Illinois. Orders are received by telephone, through the mail or electronically from the dental distribution order processing system.

Equipment and Software

     Dental Equipment. Patterson offers a wide range of dental equipment products including x-ray machines, high-and low-speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company also distributes newer technology equipment that provides customers with the tools to improve productivity and patient satisfaction. Examples of such innovative and high-productivity products include the CEREC(R) product family, a chair-side restoration system; air abrasion systems; digital x-rays; and the Triangle Sterilization Center.

     Veterinary Equipment. Equipment sold by Webster generally consists of machines for hospital or general surgery use. Equipment sales accounted for about 4% of veterinary segment sales in fiscal 2002.

      Software. The Company develops and markets practice management and clinical software for dental professionals. Products include software for scheduling, billing, charting and storage/retrieval of digital images. The Company also sells software products developed by third parties including Sidexis by Sirona, Dimax2 by Planmeca and VixWin by Gendex. These value-added products are designed to help achieve office productivity improvements which translates into higher profitability for the customer. To support its customers as they continue to integrate newer technology into their dental practice, the Company established the Patterson Technology Center at EagleSoft to assist customers with problems or questions related to digital software integration. A key element of the Company's strategy is to provide seamless integration of digital imaging products with practice management software so that customers can quickly store, retrieve and transfer images. Beginning in fiscal 2001, the Company aligned its EagleSoft sales force to report directly to Patterson's sales offices. As Patterson Technology Representatives, they team with other sales representatives and are responsible for selling digital products as well as software. Management believes this alignment enables the Company to more fully capitalize on market demand and based on results over the past two fiscal years believes the alignment was a sound decision.

      Hardware. In fiscal 2002, the Company began to offer custom hardware and networking solutions required for interfacing the entire dental office to a select number of its customers. The testing completed during the year was successful and a complete rollout is underway and should be completed in all markets by the latter half of fiscal 2003. This initiative marks another step in Patterson's overall strategy of providing customers with the convenience and cost-effectiveness of a virtually complete range of products and value-added services.

Other

      Software Services. The Company offers a variety of services to complement its software products such as service agreements, electronic claims processing and billing statement processing. These services provide value to customers by allowing them to receive payments more rapidly while obtaining greater productivity.

      Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and Patterson's 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance service for all dental equipment, whether or not purchased from Patterson, including 24-hour handpiece repair service. Over 900 Patterson service technicians call on dental offices throughout the United States and Canada. A computerized scheduling, tracking and billing system documents and instantly retrieves customer repair histories, and helps Patterson to keep frequently needed repair items in inventory.

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

      Equipment Financing. The Company provides a variety of options to fulfill its customers' financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party, or will arrange a leasing program with an outside party. These alternatives allow the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2002, the Company originated over $166 million of equipment finance contracts.

      Equipment leasing is provided by Banc of America Vendor Finance, a unit of BankAmerica, pursuant to an agreement entered into in July 1993. Applications for financing originated by the Company are reviewed by Banc of America Vendor Finance, which upon approval may purchase the equipment and lease it to the customer or purchase an installment sale contract from the Company without recourse. In November 1998, Patterson entered into a finance referral agreement with The Matsco Companies. Referral fees are received for financing contracts that are initiated by Patterson. There are no recourse provisions under this agreement. These institutions service the accounts.

      To meet the needs of its customers, the Company also initiates installment contracts (chattell mortgages) which had historically been sold under a combined purchase agreement and revolving credit facility with a group of banks led by U.S. Bank National Association. The banks committed to purchase from the Company, on a limited recourse basis, the Company's installment sale contracts secured by dental equipment. The combined contract purchase agreement and unsecured revolving credit facility with the banks allowed for a maximum credit line of $125 million, which had been fully utilized at April 27, 2002.

      In June 2002, the Company created a special purpose entity ("SPE"), PDC Funding Company, LLC, a wholly-owned subsidiary, and entered into a new Receivables Purchase Agreement with a commercial paper conduit managed by Bank One, N. A. The Company transfers on an on-going basis a majority of its installment sale contracts to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit administered by Bank One. This is a one-year agreement, renewable annually, with a current limit of $200 million of contract purchases.

      In addition, the Company renegotiated its agreement with U. S. Bank National Association. Under the new contract, the Company has a $50 million contract purchase facility with no revolving credit line.

      The Company continues to service the accounts under both of the preceding arrangements.

Sales and Marketing

      During fiscal 2002, the Company sold products to over 125,000 customers in the U.S. and Canada who made one or more purchases of supplies during the year. The Company's customers include dentists, veterinarians, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2002, and Patterson is not dependent on any single customer or geographic group of customers. The Company's sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company's value-added approach.

      A primary component of the Company's value-added approach is its sales force. Due to the fragmented nature of both the dental and veterinary supply markets, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an education link to the overall industry, assist practitioners in selecting and purchasing products and help customers efficiently manage their supply inventory. Each representative works within an assigned sales territory under the supervision of a sales manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some, less experienced, representatives receiving a base salary and commission.

      To assist its sales representatives, the Company publishes a variety of catalogs and fliers containing product and service information. The Company's dental customers receive a full-line product catalog containing over 24,000 inventoried items. Veterinary customers receive a parallel catalog which contains the approximately 8,000 SKU's offered to the veterinary market. These catalogs include detailed descriptions and specifications of products and are utilized by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high-demand items such as infection control products are promoted through merchandise fliers printed and distributed bimonthly to the dental supply market and monthly to the veterinary supply market. In addition, dental equipment sold by the Company is featured in the Company's tri-yearly publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson, and information on equipment maintenance.

      To enhance the total value it brings to its customers, the Company created value added benefit programs for its preferred customers. The Patterson Plus(SM) program entitles its best dental customers to priority technical services, automated supply management systems at no charge, a variety of product discounts and reduced rates on financial, practice management and technical services. For its preferred veterinary customers, the Company offers the Webstar Plus program. Membership rewards include an assortment of benefits such as reduced finance rates and deferred billing terms for equipment purchases, in-depth business reports and product discounts.

Distribution

      The Company believes that responsive delivery of quality supplies and equipment is a key element to providing complete customer satisfaction.

      The Company ships dental consumable supplies from 10 strategically located distribution centers in the U.S. and Canada. Orders for consumable dental supplies can be placed by telephone or electronically 24 hours a day, seven days a week. Printed office products are shipped from the Company's manufacturing facilities in Illinois.

      Veterinary supplies are shipped from 6 distribution centers. Orders can be placed by salesperson, telephone, fax or mail. Tele-sales representatives are responsible for processing approximately 65% of customers' orders in this segment.

      All orders are routed through the Company's centralized computer ordering, shipping and inventory management systems, which are linked to each of the Company's strategically located distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs shipment of the item from another center. Rapid and accurate order fulfillment is another principal component of the Company's value-added approach. The Company estimates that 98% of its consumable goods orders are shipped complete within 24 hours.

      In order to assure the availability of the Company's broad product lines for prompt delivery to customers, the Company must maintain sufficient inventories at its distribution centers. Purchasing is centralized by segment and inventory levels are managed by the purchasing departments using a real-time perpetual inventory system. The Company's inventory consists mostly of consumable supply items. By utilizing its computerized inventory management and ordering systems, the Company is able to accurately predict inventory turns in order to minimize inventory levels for each item.

      The Company's 99 dental sales offices are generally configured with display areas where the latest dental equipment can be demonstrated. Dental equipment inventory is generally custom ordered and is staged at the Company's sales offices before delivery to dental offices for installation. About 50% of veterinary equipment is custom ordered and drop shipped from the manufacturer to the customer. The balance of veterinary equipment is distributed in a fashion similar to consumable supplies.

Sources of Supply

      Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. The Company has a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2002, the Company processed 55% of its dental vendor invoices using EDI capabilities. In addition, 42% of Patterson's dental purchase order volume was conducted employing EDI, which represented 69% of dental purchase order dollars placed during the fiscal year. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

      The Company obtains products from approximately 1,300 vendors. In addition, the Company has exclusive distribution agreements with several quality dental equipment manufacturers including Sirona on the CEREC(R), Triangle for sterilization centers, and Schick Technologies for digital x-rays. The Company is the only national dealer for A-dec equipment, including chairs, units and cabinetry. Within the veterinary segment, the Company has several geographic distribution agreements with certain large manufacturers like Tristate for blue vials and Securos for cruciate repair. These agreements can generally be characterized as having limited rather than exclusive geographic territories.

      While the Company makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products sold by the Company, the concentration of business with key suppliers is considerable. In fiscal 2002, the Company's top 10 dental supply vendors and single largest vendor accounted for approximately 45% and 12%, respectively, of the cost of dental products sold. Likewise, the Company's top 10 veterinary supply manufacturers and single largest manufacturer comprised 63% and 20% of the Company's cost of veterinary supply sales.

Competition

      The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service distributors and mail-order distributors. The dental supply market is extremely fragmented. In addition to Patterson and one other national, full-service firm, Henry Schein, Inc., there are at least 19 full-service distributors which operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end-users, and thereby eliminate the role of the Company.

      Within the "companion pet" market segment, competitors range from small local distributors to large national and regional full-service companies, and to a lesser extent mail order distributors or buying groups. Webster estimates that of the total market for companion veterinary supplies, approximately 11% is purchased directly from pharmaceutical manufacturers, 23% is purchased through agency relationships and the remainder is purchased through distributors.

         The Company believes that it differentiates itself from its competition based primarily on its value-added strategy of premium customer service, a qualified and motivated sales force, experienced service technicians, breadth and mix of products and services, accurate and timely delivery, strategic location of sales offices and distribution centers, and competitive pricing.

         The Company also experiences competition in Canada. Principal competitors include two national, full-service dental distributors, Ash Temple and Arcona, a division of Henry Schein, Inc. The Company believes it competes in Canada on essentially the same basis as in the United States.

Trademarks

         Patterson has registered with the United States Patent and Trademark Office the marks "Patterson" and "PDXpress". The Company believes that the Patterson mark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company. The Company also claims rights in the mark "eMAGINE".

Employees

         As of April 27, 2002, the Company employed 4,637 people in the United States and Canada on a full-time basis. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson's employees is subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

Governmental Regulation

         The marketing, distribution and sale of certain products sold by the Company are subject to the requirements of various state, local and federal laws and regulations. The Company is subject to regulation by the Food and Drug Administration, U. S. Department of Agriculture, OSHA and the Drug Enforcement Administration. Among the federal laws which impact the Company are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and distribution of drugs and medical devices, and which requires the Company to be registered with the Federal Food and Drug Administration, and the Safe Medical Devices Act of 1990, which imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device. In addition, the Company is required to be licensed as a distributor of drugs and medical devices by each state in which it conducts business. Several State Boards of Pharmacy require the Company to be licensed in their state for the sale of animal health products within their jurisdiction. The Company believes that it is in substantial compliance with all of the foregoing laws and that it possesses all licenses required in the conduct of its business.

Executive Officers of the Registrant

         Set forth below are the names, ages and positions of the executive officers of the Company as of June 30, 2002.

           Peter L. Frechette       64   President, Chief Executive Officer,
                                         and Director - Patterson Dental Company
           R. Stephen Armstrong     51   Executive Vice President, Chief
                                         Financial Officer and Treasurer -
                                         Patterson Dental Company
           James W. Wiltz           57   Vice President and Director - Patterson
                                         Dental Company and President
                                         Patterson Dental Supply, Inc.
           Cree Z. Hanna            46   Vice President, Human Resources -
                                         Patterson Dental Company
           Lynn E. Askew            40   Vice President, Management Information
                                         Systems - Patterson Dental Company
           Gary D. Johnson          55   Vice President, Sales - Patterson
                                         Dental Supply, Inc.
           R. Reed Saunders         54   Vice President - Patterson Dental
                                         Supply, Inc. and President - Colwell
                                         Systems, Inc.
           Richard A. Kochmann      50   Vice President, Marketing - Patterson
                                         Dental Supply, Inc.
           Normand Senecal          57   President - Patterson Dental Canada,
                                         Inc.
           Jeffrey H. Webster       40   President - Webster Veterinary Supply,
                                         Inc.
           Scott R. Kabbes          41   President - Patterson Technology
                                         Center, Inc.

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

         Cree Z. Hanna joined Patterson Dental Company in June of 2002. Prior to joining Patterson, Ms. Hanna provided human resource consulting support to various organizations and served as Senior Vice President, Human Resources at U.S. BANCORP for approximately 9 years.

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

         Jeffrey H. Webster has been President of Webster Veterinary Supply, Inc., since its acquisition by Patterson in July 2001. Mr. Webster held various management positions with J. A. Webster, Inc. since 1984. At the time the company was acquired, Mr. Webster was President of J. A. Webster, Inc.

         Scott R. Kabbes is President of Patterson Technology Center, Inc., and has been President of the Company's EagleSoft division since its acquisition by the Company in July 1996.

2.   PROPERTIES

        The Company owns its principal executive offices in St. Paul, Minnesota.

        The Company has 12 dental and 6 veterinary distribution centers. Sales and administrative personnel for the veterinary segment reside within the distribution facilities. Distribution facilities are located in Alabama, California, Florida, Illinois, Indiana, Iowa, Massachusetts, North Carolina, Pennsylvania, South Carolina, Texas, Washington and Canada. The Company owns approximately 55%, or 344,500 square feet, of the total distribution space and the balance is leased.

        The Company's dental segment also maintains sales and administrative offices inside the United States at 90 locations in 45 states and outside the United States at 11 locations in Canada. All of these locations, except one, are leased. The Company has two owned manufacturing facilities used to produce the printed office products.

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

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's shareholders during the three-month period ended April 27, 2002.

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

                                              High         Low
                                              ----         ---
          Fiscal 2002
             First Quarter ...............   $ 37.24      $ 30.00
             Second Quarter ..............   $ 38.53      $ 31.00
             Third Quarter ...............   $ 42.05      $ 34.12
             Fourth Quarter ..............   $ 47.48      $ 38.86

                                             High          Low
                                             ----          ---
          Fiscal 2001
             First Quarter ...............   $ 26.94      $ 21.44
             Second Quarter ..............   $ 31.00      $ 18.75
             Third Quarter ...............   $ 34.38      $ 26.06
             Fourth Quarter ..............   $ 33.88      $ 29.13


         On July 15, 2002, the number of holders of record of common stock was 3,158. The transfer agent for the Company's common stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

         On April 2, 2002, 332,989 unregistered shares of the Company's common stock were issued in reliance on Regulation D of the Securities Act of 1933. The shares were issued as part of the consideration paid by the Company for the outstanding stock of Thompson Dental Company. See also, Note 3 to Notes to Consolidated Financial Statements on page 29 of this Form 10-K.

6.   SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

                                                                                    Fiscal Year Ended
                                                          -------------------------------------------------------------------------
                                                            April 27,      April 28,       April 29,       April 24,      April 25,
                                                                 2002           2001            2000            1999           1998
                                                          -----------    -----------    -------------     -----------   -----------
Statement of Operations Data:
----------------------------
Net sales                                                 $1,415,515      $1,156,455      $1,045,883      $  883,268     $  782,284
Cost of sales                                                921,335         747,301         678,766         571,698        505,069
                                                          ----------      ----------      ----------      ----------     ----------
Gross margin                                                 494,180         409,154         367,117         311,570        277,215
Operating expenses                                           347,000         294,039         269,658         234,098        212,833
                                                          ----------      ----------      ----------      ----------     ----------
Operating income                                             147,180         115,115          97,459          77,472         64,382
Other income - net                                             5,043           7,081           5,540           2,239          1,324
                                                          ----------      ----------      ----------      ----------     ----------
Income before income taxes                                   152,223         122,196         102,999          79,711         65,706
Income taxes                                                  56,933          45,721          38,527          29,815         24,937
                                                          ----------      ----------      ----------      ----------     ----------
Net income                                                $   95,290      $   76,475      $   64,472      $   49,896     $   40,769
                                                          ==========      ==========      ==========      ==========     ==========

Earnings per share - diluted /(1)/                        $     1.40      $     1.13      $     0.95      $     0.75     $     0.61
                                                          ----------      ----------      ----------      ----------     ----------
Weighted average shares and potentially dilutive
   shares outstanding (1)                                     68,201          67,763          67,544          66,993         66,325
                                                          ----------      ----------      ----------      ----------     ----------
Dividends per common share                                        --              --              --              --             --

Balance Sheet Data:
-------------------
Working capital                                           $  331,413      $  310,046      $  238,502      $  187,952     $  133,256
Total assets                                                 718,376         549,180         451,976         373,250        316,373
Total debt                                                       976             990           1,719           2,097          7,202
Stockholders' equity                                         514,360         408,515         330,470         265,199        210,303

     (1) Amounts are adjusted for a two-for-one stock split on June 13, 2000.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Historically the Company's effective strategy for growth focused on internal growth complemented by the acquisition of smaller dental distributors and businesses offering dental related products and services. In 2002, the Company expanded its strategy to take advantage of a parallel growth opportunity in the veterinary supply market by acquiring the assets of J. A. Webster, Inc. With its entrance into the veterinary supply market, the Company began operating in two reportable segments in 2002, dental supply and veterinary supply.

         Traditionally, Patterson established certain operating goals for the dental segment which included increasing net sales four percentage points faster than the average industry growth rate, which it believes is 7% to 9%, and targeted a 50 basis point improvement in its operating margin with net income growth between 18% and 20%. The Company achieved these goals in its dental business in 2002. On a consolidated basis, however, the Company achieved a 40 basis point expansion in its operating margin due to the lower operating margins of the veterinary supply business during the year. The Company believes that over a reasonable period of time it will be able to improve upon the veterinary segment operating margins.

         The historical operating performance of the veterinary supply business is somewhat different than the dental business. Gross margins in the veterinary business are typically in the lower to mid 20's compared to the mid 30's for the dental business. The operating expense rate is also lower in the veterinary business than in the dental business. These disparities have had a fairly dramatic impact on the Company's operating ratios in 2002 as is highlighted in the discussion that follows.

Results of Operations

       The following table summarizes the results of operations over the past three fiscal years as a percent of sales:

                                             2002        2001        2000
                                            -----       -----       -----
        Net sales                           100.0%      100.0%      100.0%
        Cost of sales                        65.1%       64.6%       64.9%
                                            -----       -----       -----
        Gross margin                         34.9%       35.4%       35.1%
        Operating expenses                   24.5%       25.4%       25.8%
                                            -----       -----       -----
        Operating income                     10.4%       10.0%        9.3%
        Other income                          0.3%        0.6%        0.5%
                                            -----       -----       -----
        Income before taxes                  10.7%       10.6%        9.8%
        Income taxes                          4.0%        4.0%        3.6%
                                            -----       -----       -----
        Net income                            6.7%        6.6%        6.2%
                                            =====       =====       =====

Fiscal 2002 Compared to Fiscal 2001

       Net Sales. Net sales for the year totaled $1,415.5 million a 22.4% increase from $1,156.5 million reported in fiscal 2001. The Company's sales growth reflected solid performance across all product categories combined with $141.5 million of incremental sales from acquisitions.

       Dental supply sales increased 10.7% for the fiscal year led by a 14.9% increase in equipment and software sales. The Company experienced double digit growth rates across most equipment product lines. Software sales were particularly robust growing 32% illustrating the success of a new marketing strategy launched during fiscal 2002. Sales for the year were also helped by an 8.8% increase in consumable dental supplies. Consumable dental supply sales were paced by a 10.0% increase in the U. S. dental market reflecting the continued expansion of the Company's sales force and customer base. Sales of other dental products and services, consisting of parts, technical service, software support and insurance e-claims, grew 10.7% during fiscal 2002. Dental acquisitions, principally Thompson Dental Company ("Thompson"), added about $6.7 million to net sales and accounted for .6 percentage points of the 14.9% sales growth. Thompson was acquired for approximately $21 million in cash and stock, and is expected to contribute sales of more than $50 million on an annualized basis, making it Patterson's second largest dental acquisition. Thompson is expected to become accretive to earnings in the latter half fiscal 2003. In fiscal 2002, dental acquisitions contributed approximately 2 percentage points to the overall sales growth rate.

       Canadian sales were up almost 10% for the year in local currencies due primarily to strong equipment sales. Currency exchange rates negatively impacted results reducing reported sales by approximately $3.5 million.

       On a proforma basis, veterinary net sales increased approximately 10% year-over-year. However, sales on a comparable basis increased approximately 9%. This gives effect to the conversion of a product group from distribution status to an agency arrangement at the beginning of calendar year 2001. Comparable basis sales performance also excludes the introduction of ProHeart-6(R), a new heart worm medication from Fort Dodge Animal Health that was introduced during fiscal 2002. Including ProHeart-6(R), comparable basis sales increased 18%.

       Gross Margin. The gross margin for the historical dental business was better than last year by 60 basis points benefiting from, among other things, improved point-of-sale margins in sundries, favorable changes in product mix, and improvement in the Colwell gross margins as this product group recognized results from its realignment efforts. Veterinary gross margins of 24.9% were consistent with management's expectations. Gross margins on the veterinary supply business are lower than those on the dental operations as a result of pharmaceutical products, which carry lower margins. Reflecting this combination of factors, the Company's consolidated gross margin for fiscal 2002 declined to 34.9% from 35.4% in fiscal 2001.

       Operating Expenses. Operating expenses for the year increased 18% to $347.0 million up from $294.0 million reported a year earlier. As a percent of sales, operating expenses declined 90 basis points year-over-year. The dental operating expense rate improved 30 basis points despite higher insurance costs. The dental supply business achieved this reduction through a variety of cost containment initiatives and improved operating leverage. Fiscal year 2002 operating expenses as a percent of sales also reflects Webster Veterinary Supply, providing a favorable year-over-year impact of approximately 60 basis points after the amortization of certain intangible assets. The veterinary operation has a lower operating expense rate than the historical dental operation due primarily to not having the infrastructure of a technical service business.

       Operating Income. Operating income increased 27.9% to $147.2 million up from $115.1 million a year ago. As a percent of sales, operating income increased 40 basis points to 10.4%. Dental supply operating income increased 20.4% and as a percent of sales improved 90 basis points. Veterinary supply operating income was $8.5 million.

       Other Income. Other income, net of expenses, was $5.0 million for fiscal 2002, a $2.0 million or 28.8% decline compared to fiscal 2001. The decrease resulted from lower yields on investment balances and reduced investable cash levels due to acquisitions.

       Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

       Net Income. Net income increased to $95.3 million, or 24.6% due to the factors discussed above.

       Earnings Per Share. Diluted earnings per share increased to $1.40 versus $1.13 reported a year ago, a 27 cent or 23.9% increase over a year ago. The acquisition of J. A. Webster, Inc. added approximately $0.04 per diluted share to the Company's consolidated net earnings in fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000

       Net Sales. Sales for the year increased 10.6% to $1,156.5 million from $1,045.9 million in fiscal 2000. Results for fiscal 2001 are based on a 52-week year versus 53 weeks in fiscal 2000. Excluding the impact of the additional week in fiscal 2000, sales increased 13%. Sales of dental equipment were the Company's principal sales growth driver during the fiscal year increasing 18% on a comparable basis. Equipment sales were fueled by sales of new generation dental equipment and solid performance from the Company's core dental equipment lines. Acquisitions added approximately 2% or $23.8 million to the overall sales increase. Sales references in parentheses in the following discussion exclude the impact of the additional week. Sales of consumable dental supplies, including printed office products increased 8.1% (10%) for the year paced by the US dental market where consumable sales increased 10.4% (13%). A nominal increase in the Canadian market and a 4.2% (2%) decline in printed office products tempered consumable sales growth in fiscal 2001. Printed office product sales to the dental market increased in step with consumable dental supplies. However, total printed office product sales were lower than last year due to reduced sales to the non-dental markets. Equipment and software sales grew 15.4% (17%). The Company experienced double-digit sales growth in most equipment product offerings in the U.S. dental market. Sales of clinical software units grew with digital equipment, but total software unit sales declined in fiscal 2001 due to reduced sales of front-office practice management software. Sales of practice management software were enhanced significantly in fiscal 2000 by the need of many dental offices to become Y2K compliant. Sales of other services and products, up 13.2% (15%) from last year, benefited from strong sales of technical service and parts, software support and insurance e-claims.

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

Liquidity and Capital Resources

       Patterson's operating cash flow, which generally parallels net earnings, has been the Company's principal source of liquidity in fiscal 2002, 2001 and 2000. Cash generated from operating activities was invested in working capital, capital expenditures and acquisitions.

       Operating activities generated cash of $90.5 million in 2002 compared with $80.1 million in 2001 and $67.9 million in 2000. The $10.4 million increase in 2002 over 2001 and the $12.2 million increase in 2001 over 2000 reflected the Company's continuing increase in profitability and improved productivity in the use of working capital.

       Capital expenditures net of dispositions were $11.1, $10.0, and $15.4 million in 2002, 2001 and 2000, respectively. The higher level of spending in fiscal 2000 reflected spending for a new distribution center which came on line in February 2000. The Company expects to invest about $14.0 million in capital spending in 2003 to enhance information systems and upgrade facilities.

       The Company leases various facilities under noncancelable operating lease arrangements. Future minimum lease payments under these leases are as follows:
$7,915 in 2003; $7,036 in 2004; $5,143 in 2005; $3,322 in 2006; $1,652 in 2007
and $964 in years thereafter.

       In 2002, the Company invested cash of $109.3 million to acquire the assets of J. A. Webster Inc., a veterinary supply distributor, Thompson Dental Company, a dental distribution business, and Modern Practice Technologies, a company which provides custom computing solutions to the dental industry. In comparison, the Company invested $3.8 million to acquire one dental distribution business and eCheck-Up.com, a web-based value-added service company in 2001. In 2000, the Company spent $12.6 million to obtain three dental distribution businesses.

       The Company repurchased 247,000, 125,000 and 180,000 shares of its common stock for $8,308, $3,583 and $3,754 during fiscal 2002, 2001 and 2000, respectively. The 247,000 shares repurchased during 2002 minimized the dilutive effect of the 322,524 shares issued to purchase J. A. Webster, Inc.

       The Company expects funds generated by operations and existing cash and cash equivalents to continue to be its most significant sources of liquidity. The Company currently believes funds generated from the expected results of operations and available cash and cash equivalents of $151.2 million will be sufficient to meet the Company's working capital needs and finance anticipated expansion plans and strategic initiatives for the next fiscal year. Should additional investment opportunities arise, management believes that the strength of the Company's earnings, cash flows and balance sheet will permit the Company to obtain additional debt or equity capital, if necessary.

       The Company will sell a significant portion of its installment sale contracts to a commercial paper funded conduit managed by a third party bank, and as a result commercial paper will become an important source of liquidity for the Company. The Company is allowed to participate in the conduit due to its financial strength. Cash flow could be impaired if the Company's financial strength diminished to a level that precluded the Company from taking part in this facility or other similar facilities.

Asset Management

       The following table summarizes the Company's days sales outstanding (DSO) and inventory turnover over the past three fiscal years:

                                              2002           2001        2000
                                              ----           ----        ----

       Days sales outstanding                   50/(1)/        43          43
       Inventory turnover/(3)/                 6.5/(2)/       7.1         6.5


       (1) DSO increased due to the partial year impact of the Webster and Thompson acquisitions and the level of contracts the Company was carrying at year-end. On a pro forma basis, DSO would have been about 42 days. Strong March and April equipment sales resulted in higher levels of financing activity. This higher level of financing exceeded the Company's capacity with the bank arrangement under which the Company sold its financing contracts. The Company was unable to complete a new agreement in time to sell these contracts before the end of the year and, accordingly, held a higher level of contracts in receivables than the Company typically carries. Subsequent to year-end, the Company signed a new agreement and has sold these contracts during the first quarter of fiscal 2003.

       (2) Reflects the non-annualized impact of the Webster and Thompson acquisitions during the 2002.

       (3) The inventory values used in this calculation are the LIFO inventory values for U.S. dental and veterinary inventories and the FIFO inventory value for Canadian and Colwell inventories.

Foreign Operations

       Foreign sales are derived primarily from operations in Canada. Fluctuations in currency exchange rates have not significantly impacted earnings. However, net sales in fiscal 2002 and 2001 were adversely affected by the strengthening of the U.S. dollar. Without foreign currency effects, net sales would have increased by an additional $3.5 million and $2.5 million in fiscal 2002 and 2001, respectively. The Company expects the unfavorable US/Canadian exchange rate to continue to impact its rate of year-over-year sales growth during the first half of fiscal 2003. Changes in currency exchange rates is a risk accompanying foreign operations, but this risk is not considered material with respect to the net operations of the Company's business.

Critical Accounting Policies

       In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," management considered whether there are accounting policies which could materially impact the Company's financial status. Management believes that the Company's policies are conservative and its philosophy is to adopt accounting policies, which minimize the risk of adverse events having a material impact on recorded assets and liabilities. However, the preparation of financial statements requires the use of estimates and judgements regarding the realization of assets and the settlements of liabilities based on the information available to management at the time. Changes subsequent to the preparation of the financial statements in economic, technological and competitive conditions may materially impact the recorded values of the Company's assets and liabilities. Therefore, the users of the financial statements should read all the Notes to the Consolidated Financial Statements and be aware that conditions currently unknown to management will develop in the future. This may require a material adjustment to a recorded asset or liability to consistently apply the Company's significant accounting principles and policies that are discussed in Note 1 to the Consolidated Financial Statements. The financial performance and condition of the Company may also be materially impacted by transactions and events that the Company has not previously experienced and for which the Company has not been required to establish an accounting policy or adopt a generally accepted accounting principle.

New Accounting Pronouncements

       A discussion of recently issued accounting pronouncements is described in
Note 1 of the Notes to Consolidated Financial Statements.

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

         The Company's earnings are affected by changes in short-term interest rates as a result of its investment in short-term commercial paper and government securities. As of the end of fiscal 2002 and 2001, the fair market value of the investments approximated the carrying value. If market interest rates for these investments averaged 10 percent more or less in 2002 and 2001, the Company's interest income would have changed by approximately $0.3 million in 2002 and $0.5 million in 2001.

         The Company has operations in Canada which it considers to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company experienced negative translation adjustments of $0.8 million in 2002 and $0.3 million in 2001 which were reflected in the balance sheet as an adjustment to stockholders' equity. The cumulative translation adjustment at the end of 2002 showed a negative translation adjustment of $3.1 million.

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

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Patterson Dental Company

         We have audited the accompanying consolidated balance sheets of Patterson Dental Company as of April 27, 2002 and April 28, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 27, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Dental Company at April 27, 2002 and April 28, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 27, 2002, in conformity with accounting principles generally accepted in the United States.

                                                      /s/ Ernst & Young LLP

Minneapolis, Minnesota
May 23, 2002

                            PATTERSON DENTAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                 April 27,        April 28,
ASSETS                                                                                             2002             2001
                                                                                                   ----             ----
Current assets:
  Cash and cash equivalents ...............................................................    $   125,986       $  160,024
  Short-term investments ..................................................................         25,251           24,484
  Receivables, net of allowance for doubtful accounts of $4,574 and $4,166
      at April 27, 2002 and April 28, 2001, respectively ..................................        222,435          144,625
  Inventory ...............................................................................        142,457          103,700
  Prepaid expenses and other current assets ...............................................         13,291            9,928
                                                                                               -----------       ----------
    Total current assets ..................................................................        529,420          442,761
Property and equipment, net ...............................................................         57,140           48,575
Goodwill and other intangibles, net .......................................................        126,228           51,892
Other .....................................................................................          5,588            5,952
                                                                                               -----------       ----------
    Total assets ..........................................................................    $   718,376       $  549,180
                                                                                               ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................................    $   133,637       $   89,321
  Accrued payroll expense .................................................................         28,311           20,866
  Income taxes payable ....................................................................          7,815            4,805
  Other accrued liabilities ...............................................................         28,244           17,723
                                                                                               -----------       ----------
    Total current liabilities .............................................................        198,007          132,715
Non-current liabilities ...................................................................          2,637            3,693
                                                                                               -----------       ----------
    Total liabilities .....................................................................        200,644          136,408
Deferred credits ..........................................................................          3,372            4,257
Stockholders' equity:
    Preferred Stock Series A, $.01 par value, $11.20 per share liquidation value:
       Authorized shares - 10,000,000 .....................................................             --               --
    Preferred Stock, $.01 par value:
       Authorized shares - 20,000,000 .....................................................             --               --
    Common Stock, $.01 par value:
       Authorized shares - 600,000,000
       Issued and outstanding shares - 68,124,646 and 67,489,466 at
         April 27, 2002, and April 28, 2001, respectively .................................            681              675
Additional paid-in capital ................................................................         90,777           68,049
Accumulated other comprehensive loss ......................................................         (3,084)          (2,316)
Retained earnings .........................................................................        449,661          354,371
Notes receivable from ESOP ................................................................        (23,675)         (12,264)
                                                                                               -----------       ----------
    Total stockholders' equity ............................................................        514,360          408,515
                                                                                               -----------       ----------
    Total liabilities and stockholders' equity ............................................    $   718,376       $  549,180
                                                                                               ===========       ==========


                             See accompanying notes

                            PATTERSON DENTAL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                            Fiscal Year Ended
                                                            -----------------------------------------------
                                                               April 27,         April 28,       April 29,
                                                                 2002              2001             2000
                                                              -----------      -----------      -----------
Net sales .................................................   $ 1,415,515      $ 1,156,455      $ 1,045,883

Cost of sales .............................................       921,335          747,301          678,766
                                                              -----------      -----------      -----------

Gross profit ..............................................       494,180          409,154          367,117

Operating expenses ........................................       347,000          294,039          269,658
                                                              -----------      -----------      -----------

Operating income ..........................................       147,180          115,115           97,459

Other income and expense:
         Amortization of deferred credits .................           885              885              885
         Finance income, net ..............................         4,387            6,534            4,826
         Interest expense .................................          (109)            (123)            (132)
         Loss on currency exchange ........................          (120)            (215)             (39)
                                                              -----------      -----------      -----------

Income before income taxes ................................       152,223          122,196          102,999

Income taxes ..............................................        56,933           45,721           38,527
                                                              -----------      -----------      -----------

Net income ................................................   $    95,290      $    76,475      $    64,472
                                                              ===========      ===========      ===========

Earnings per share -- basic ...............................   $      1.41      $      1.13      $      0.96
                                                              ===========      ===========      ===========

Earnings per share -- diluted .............................   $      1.40      $      1.13      $      0.95
                                                              ===========      ===========      ===========

Weighted average shares and potentially dilutive
shares outstanding:
         Basic ............................................        67,700           67,435           67,346
         Diluted ..........................................        68,201           67,763           67,544

                             See accompanying notes

                            PATTERSON DENTAL COMPANY
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                             Accumulated
                                                                               Other
                                                              Additional       Compre-                        Notes
                                           Common Stock        Paid-in         hensive      Retained        Receivable
                                         Number     Amount     Capital          (Loss)      Earnings         from ESOP      Total
                                     ---------------------------------------------------------------------------------------------
Balance at April 24, 1999 .........  33,649,313    $    336  $    66,992    $    (2,222)   $   213,761    $   (13,668)   $ 265,199

Change in translation adjustment ..          --          --           --            162             --             --          162
Net income ........................          --          --           --             --         64,472             --       64,472
                                                                                                                         ---------
Comprehensive income ..............                                                                                         64,634

Common stock issued, net ..........     122,410           1        3,784             --             --             --        3,785
Payment on ESOP note ..............          --          --           --             --             --            606          606
Share repurchases .................     (90,000)         --       (3,754)            --             --             --       (3,754)
Stock split (2 for 1) .............  33,681,723         337           --             --           (337)            --           --
                                    -----------    --------  -----------    -----------    -----------    -----------    ---------

Balance at April 29, 2000 .........  67,363,446         674       67,022         (2,060)       277,896        (13,062)     330,470


Change in translation adjustment ..          --          --           --           (256)            --             --         (256)
Net income ........................          --          --           --             --         76,475             --       76,475
                                                                                                                         ---------
Comprehensive income ..............                                                                                         76,219

Common stock issued, net ..........     251,020           1        4,610             --             --             --        4,611
Payment on ESOP note ..............          --          --           --             --             --            798          798
Share repurchases .................    (125,000)         --       (3,583)            --             --             --       (3,583)
                                    -----------    --------  -----------    -----------    -----------    -----------    ---------

Balance at April 28, 2001 .........  67,489,466         675       68,049         (2,316)       354,371        (12,264)     408,515

Change in translation adjustment ..          --          --           --           (768)            --             --         (768)
Net income ........................          --          --           --             --         95,290             --       95,290
                                                                                                                         ---------
Comprehensive income ..............                                                                                         94,522

Common stock issued, acquisitions       655,513           7       25,589             --             --             --       25,596
Common stock issued, net ..........     226,667           2        5,444             --             --             --        5,446
Payment on ESOP note ..............          --          --           --             --             --          1,201        1,201
Merger of acquired ESOP ...........          --          --           --             --             --        (12,612)     (12,612)
Share repurchases .................    (247,000)         (3)      (8,305)            --             --             --       (8,308)
                                    -----------    --------  -----------    -----------    -----------    -----------    ---------

Balance at April 27, 2002 .........  68,124,646    $    681  $    90,777    $    (3,084)   $   449,661    $   (23,675)   $ 514,360
                                    ===========    ========  ===========    ===========    ===========    ===========    =========

                             See accompanying notes

                            PATTERSON DENTAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         Fiscal Year Ended
                                                                          -------------------------------------------
                                                                           April 27,        April 28,       April 29,
                                                                              2002             2001            2000
                                                                          -------------------------------------------
Operating activities:
  Net income ..........................................................   $   95,290        $  76,475       $  64,472
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation ....................................................        8,932            7,771           7,161
      Amortization of deferred credits ................................         (885)            (885)           (885)
      Amortization of goodwill ........................................        5,351            3,306           3,029
      Bad debt expense ................................................        1,592              821           1,267
      Deferred taxes ..................................................       (2,999)          (1,038)         (3,141)
      Change in assets and liabilities net of acquired:
       Increase in receivables ........................................      (43,488)         (13,889)        (17,367)
       (Increase) decrease in inventory ...............................       (9,310)         (10,981)          3,211
       Increase in accounts payable ...................................       19,235            9,307          10,154
       Increase in accrued liabilities ................................       14,001            7,295             163
       Other changes from operating activities, net ...................        2,776            1,877            (183)
                                                                          ----------        ---------       ---------
  Net cash provided by operating activities ...........................       90,495           80,059          67,881

Investing activities:
  Additions to property and equipment, net ............................      (11,138)         (10,014)        (15,373)
  Purchase of investments .............................................         (767)         (19,764)         (4,720)
  Acquisitions ........................................................     (109,253)          (3,797)        (12,569)
                                                                          ----------        ---------       ---------
  Net cash used in investing activities ...............................     (121,158)         (33,575)        (32,662)

Financing activities:
  Payments of long-term debt ..........................................         (729)            (683)           (425)
  Cash payments received on notes receivable from ESOP ................        1,201              798             606
  Repurchases of common stock .........................................       (8,308)          (3,583)         (3,754)
  Common stock issued, net ............................................        4,360            3,668           3,135
                                                                          ----------        ---------       ---------
  Net cash  (used in) provided by financing activities ................       (3,476)             200            (438)
  Effect of exchange rate changes on cash .............................          101             (113)            (74)
                                                                          ----------        ---------       ---------
  Net (decrease)increase in cash and cash equivalents .................      (34,038)          46,571          34,707
  Cash and cash equivalents at beginning of period ....................      160,024          113,453          78,746
                                                                          ----------        ---------       ---------
  Cash and cash equivalents at end of period ..........................   $  125,986        $ 160,024       $ 113,453
                                                                          ==========        =========       =========

Supplemental disclosures:
  Income taxes paid ...................................................   $   55,325        $  42,162       $  37,148
  Interest paid .......................................................          112              127             134
  Common stock issued for acquisitions ................................       25,596               --              --
       Less ESOP loan .................................................      (12,612)              --              --
                                                                          ----------        ---------       ---------
       Net equity impact from acquisitions ............................       12,984               --              --

                             See accompanying notes

                            PATTERSON DENTAL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 27, 2002
                (Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

         The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Direct Dental Supply Co, and Patterson Dental Canada Inc. Significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

Description of Business

         Patterson Dental Company ("Patterson" or the "Company") is a value-added distributor serving the North American dental supply and companion-pet (dogs, cats and other common household pets) veterinary supply markets. The Company has two reportable segments, dental supply and veterinary supply. As the Company's largest segment, dental supply provides a virtually complete range of consumable dental products, clinical and laboratory equipment, and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The Company's veterinary supply segment distributes consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion pet veterinary clinics principally in the Eastern, Mid-Atlantic and Southeastern regions of the United States.

Fiscal Year End

         The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest April 30. Fiscal years 2002 and 2001 each consisted of fifty-two weeks. Fiscal year 2000 consisted of fifty-three weeks.

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

Cash and Cash Equivalents

         Cash equivalents consist primarily of investments in money market funds, highly-rated commercial paper and government securities. The maturities of these securities at the time of purchase is 90 days or less. Short-term investments consist of highly-rated commercial paper, corporate notes and bonds and government securities with maturities longer than 90 days at the date of purchase. All cash equivalents and short-term investments are classified as available for sale and carried at market value.

Inventory

         Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for domestic dental and veterinary inventories and the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO represent 86% and 84% of total inventories at April 27, 2002, and April 28, 2001, respectively.

         The accumulated LIFO provision was $19,114 at April 27, 2002, and $15,981 April 28, 2001. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

Property and Equipment

         Property and equipment are stated at cost. The Company provides depreciation on the straight-line method over estimated useful lives of up to 40 years for buildings or the expected remaining life of purchased buildings, 3 to 20 years for leasehold improvements or the term of the lease, if less, 5 years for data processing equipment, and 5 to 10 years for office furniture and equipment.

Goodwill and Other Intangibles

         Goodwill represents primarily the excess of the purchase price over the fair value of the net tangible assets of acquired businesses. Other intangible assets consist primarily of non-compete agreements. Goodwill and Other Intangibles are being amortized on a straight-line basis using lives ranging from 3 to 20 years. Accumulated amortization at April 27, 2002 and April 28, 2001 was $18,515 and $13,164, respectively. The Company periodically reviews its long-lived assets, including fixed assets, for indicators of impairment using an estimate of the undiscounted cash flows generated by those assets. The Company's financial statements for fiscal years 2000 through 2002 reflect no such impairments. Effective April 28, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Under Statement 142, goodwill is no longer amortized, but is subject to annual impairment tests. See "New Accounting Pronouncements" for further discussion of Statement 142 and its anticipated impact on the Company's consolidated financial statements.

Revenue Recognition

         Revenues recognized include product sales, billings for freight and handling charges, and fees earned for services provided. Consumable and printed product sales and billings for freight and handling charges are recorded as products are shipped. Equipment and software product revenues are also recognized upon shipment. Revenue for these products are recorded at shipment since at that time there is persuasive evidence that an arrangement exists, the price is fixed and final, and there is reasonable assurance of collection of the sales proceeds. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Other service revenues are recorded on the date services are completed.

Advertising

         The Company expenses all advertising and promotional costs as incurred except for certain catalog costs which are capitalized and amortized over future periods based upon estimates of revenue to be generated. Total advertising and promotional expenses were $13,748, $11,987 and $7,799 for fiscal years 2002, 2001 and 2000, respectively.

Deferred Credits

         Negative goodwill (deferred credits) arose from the purchase of the Patterson business in fiscal 1986 and D.L. Saslow Co., Inc. in fiscal 1988. The Company is amortizing the deferred credits on a straight-line basis over 20 years. In conjunction with Statement 142, the deferred credits will be written off through the income statement in fiscal 2003. See "New Accounting Pronouncements" for further discussion of Statement 142 and its anticipated impact on the Company's consolidated financial statements.

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

Stock-Based Compensation

         The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's stock options equals the market price on the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that the fair value of options granted and the pro forma impact on earnings be disclosed when material. The pro forma impact was not material for fiscal years 2002, 2001 and 2000.

Earnings Per Share

         Basic earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive. Certain director and employee stock options are not included in the April 27, 2002, April 28, 2001, and April 29, 2000 calculations because they are anti-dilutive.

The following table sets forth the denominator for the computation of basic and diluted earnings per share. There were no adjustments to the numerator.

                                                                     Fiscal Year
                                                           ---------------------------------
                                                             2002         2001        2000
                                                           --------     --------    --------
Denominator:                                                         (in thousands)
       Denominator for basic earnings per
          share - weighted average shares                    67,700       67,435      67,346
       Effect of dilutive securities:
          Stock Option Plans                                    426          245         111
          Employee Stock Purchase Plan                            9           10          10
          Capital Accumulation Plan                              66           73          77
                                                           --------     --------    --------

       Dilutive potential common shares                         501          328         198
                                                           --------     --------    --------

       Denominator for diluted earnings per
          share - adjusted weighted average
          shares                                             68,201       67,763      67,544
                                                           ========     ========    ========

New Accounting Pronouncements

         In July 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, " Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for business combinations. Specifically, effective for business combinations occurring after June 30, 2001, it eliminated the use of the pooling method of accounting and required all business combinations to be accounted for under the purchase method. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The primary change related to this new standard is that the amortization of goodwill and intangible assets with indefinite useful lives will be discontinued and instead an annual impairment approach will be applied.

         As provided in the new standards, the Company is not amortizing the goodwill related to the acquisition of the assets of J. A. Webster, Inc. or Thompson Dental Company which occurred after June 30, 2001. The Company will discontinue amortization on the remainder of its indefinite lived intangible assets, including goodwill, effective April 28, 2002. With the adoption of the remaining provisions of these standards, Patterson's reported net earnings per share are projected to increase by approximately $0.02 on a going forward basis. In fiscal 2003, there also will be an additional one-time benefit of $0.05 per share as Patterson is required to write-off the remaining balance of its deferred credits. The deferred credits are negative goodwill that arose from acquisitions in the 1980's and currently total approximately $3.4 million.

2.   Cash Equivalents and Short-term Investments

         All cash equivalents and short-term investments are available for sale and carried at market value, which approximates cost. At April 27, 2002 and April 28, 2001 cash equivalents and investments consisted of the following:

                                                           Fiscal Year
                                                    ------------------------
                                                       2002           2001
                                                    ---------       --------

       Cash on hand                                 $  48,849       $ 37,218
       Cash Equivalents:
          Certificates of deposit                          --          5,350
          Commercial paper                              5,864         10,761
          Corporate notes and bonds                    11,930          7,081
          Government securities                        19,493          9,422
          Money market funds                           39,850         90,192
                                                    ---------       --------
                                                       77,137        122,806
       Short-term investments:
          Commercial paper                              8,690          4,170
          Corporate notes and bonds                     9,374         17,294
          Government securities and other               7,187          3,020
                                                    ---------       --------
                                                       25,251         24,484
                                                    ---------       --------

                                                    $ 151,237       $184,508
                                                    =========       ========

3.  Acquisitions

         On July 9, 2001, the Company purchased substantially all of the assets of J. A. Webster, Inc.("Webster") and assumed certain liabilities, for a purchase price of $95,662, consisting of $84,955 in cash and $10,707 in stock. The value of the 322,524 common shares issued was determined based on the average market price of Patterson's common shares on July 9, 2001. The acquisition agreement also includes an earnout provision tied to future product sales, which could result in additional cash payments over five years if certain minimum revenue milestones are achieved. The earn-out payments are not expected to have a material impact on future cash flows.

         The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of J. A. Webster, Inc.'s operations are included in the accompanying financial statements since the date of acquisition. The purchase price plus direct acquisition costs have been allocated on the basis of estimated fair values at the date of acquisition, pending final determination of the fair value of certain acquired assets. The preliminary purchase price allocation is as follows:

                  Purchase price                        $  95,662
                  Less:
                  Accounts receivable                      25,367
                  Inventory                                19,758
                  Fixed assets                              2,383
                  Other assets                                278
                  Identifiable intangible assets           12,000
                  Accounts payable                        (18,839)
                  Accrued expenses                         (2,621)
                                                        ---------

                  Preliminary Goodwill                  $  57,336
                                                        =========

         The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of the fiscal period. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined.

                                                     Fiscal Year
                                              --------------------------
                                                 2002            2001
                                                 ----            ----
       Net Sales                              $1,449,143      $1,308,746
       Net Income /(1)/                           95,677          79,893

       Earnings per share - basic /(1)/       $     1.41      $     1.18
       Earnings per share - diluted /(1)/     $     1.40      $     1.17

         (1) Reflects the amortization of certain intangible assets. Because the transaction was consumated following the effective date specified in the recently issued Statement of the Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets," the Company will not amortize goodwill for this transaction, but the goodwill becomes subject to periodic evaluations of possible impairment in its value.

         The Company also made the following acquisitions that affect the periods covered by these financial statements:

                       Entity                         Closing date             Consideration
         -------------------------------------     ------------------     ----------------------
         Thompson Dental Company                   April 2, 2002          Cash, Stock & Earn-out
         Modern Practice Technologies              December 4, 2001       Cash
         ECheck-Up.com                             September 15, 2000     Cash & Earn-out
         Micheli Dental Supply, Inc.               August 1, 2000         Cash & Earn-out
         Guggenheim Brothers Dental Supply Co.     March 27, 2000         Cash & Earn-out
         Kentucky Dental Supply Company, Inc.      October 25, 1999       Cash
         Barr Dental Supply, Inc.                  June 28, 1999          Cash

         The above acquisitions have been recorded using the purchase method of accounting. The aggregate purchase price for the acquisitions was allocated as follows:

                                                               Fiscal Year
                                           ------------------------------------
                                              2002           2001        2000
                                           ----------      --------    --------
           Purchase price                  $   26,574      $  3,797    $ 12,569

           Allocated to the following:
             Accounts receivable                9,031           318       4,082
             Inventory                          9,808           420       4,351
             Other assets                       1,752
             Fixed assets                       4,024           491         802
             Accounts payable                  (6,269)          (83)     (2,765)
             Accrued expenses                  (1,154)           --        (336)
                                           ----------      --------    --------
             Goodwill                      $    9,382      $  2,651    $  6,435
                                           ==========      ========    ========

         The operating results of each of these acquisitions are included in the Company's consolidated statements of income from the date of each acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

4. Property and Equipment

                                       April 27, 2002            April 28, 2001
                                       --------------            --------------
Land                                      $     3,790               $     3,790
Buildings                                      25,738                    22,432
Leasehold improvements                          4,477                     2,381
Furniture and equipment                        36,173                    31,684
Data processing equipment                      36,101                    27,047
                                          -----------               -----------
                                              106,279                    87,334
Accumulated depreciation                      (49,139)                  (38,759)
                                          -----------               -----------
                                          $    57,140               $    48,575
                                          ===========               ===========

5. Financing

     The Company maintained a combined Contract Purchase and Revolving Credit Agreement with U. S. Bank National Association, as agent, which allowed the Company to sell, with limited recourse on an ongoing basis, its installment sale contract receivables secured by dental equipment to U. S. Bank National Association and three additional banks. This financing arrangement is accounted for as a sale of assets under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During fiscal 2002, the Company sold approximately $102.5 million of its contracts under this program. The Company retains servicing responsibilities, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreement requires that the Company maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 27, 2002. A total of $125.0 million of installment contracts receivable sold under the agreement were outstanding at April 27, 2002.

     Subsequent to its fiscal 2002 year-end, the Company renegotiated its agreement with U. S. Bank National Association. Under the new contract, the Company has a $50 million contract purchase facility. In addition, the Company created a special purpose entity ("SPE"), PDC Funding Company, LLC, a wholly owned subsidiary and entered into a new Receivables Purchase Agreement with a commercial paper conduit managed by Bank One. N. A. The Company will transfer on an on-going basis a majority of its installment sale contracts to the SPE. In turn, the SPE will sell the contracts to the commercial paper conduit administered by Bank One. This is a one-year agreement, renewable annually, with a current limit of $200 million of contract purchases.

6. Leases

     The Company leases facilities for its branch office locations, two distribution facilities, and also certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows for the years ending in April:

     2003                                                      $   7,915
     2004                                                          7,036
     2005                                                          5,143
     2006                                                          3,322
     2007                                                          1,652
     Thereafter                                                      964
                                                               ---------
     Total minimum payments required                           $  26,032
                                                               =========

     Rent expense was $8,429, $6,839, and $7,075 for the years ended April 27, 2002, April 28, 2001 and April 29, 2000, respectively.

7. Income Taxes

     Significant components of the provision (benefit) for income taxes are as follows:

                                                                              Fiscal Year
                                                             --------------------------------------------
                                                                2002              2001             2000
                                                             ---------         ---------        ---------
Current:
         Federal                                             $  51,466         $  40,878         $ 37,594
         Foreign                                                 2,239             1,056               --
         State                                                   6,037             4,825            4,074
                                                             ---------         ---------         --------
            Total current                                       59,742            46,759           41,668

Deferred:
         Federal                                                (2,579)           (1,402)          (2,437)
         Foreign                                                    --               481             (481)
         State                                                    (230)             (117)            (223)
                                                             ---------        ----------         --------
            Total deferred                                      (2,809)           (1,038)          (3,141)
                                                             ---------         ---------         --------

Provision for income taxes                                   $  56,933         $  45,721         $ 38,527
                                                             =========         =========         ========

     Deferred taxes assets and liabilities are included in prepaid expenses and other current assets and in non-current liabilities on the balance sheet. Significant components of the Company's deferred tax assets (liabilities) as of April 27, 2002 and April 28, 2001 are as follows:

                                                     Fiscal Year
                                             ---------------------------
                                                2002              2001
                                             ---------         ---------
         Bad debt allowance                  $   1,180         $   1,065
         LIFO reserve                           (2,088)           (2,360)
         Financing income                         (157)           (1,467)
         Health insurance                        1,133             1,053
         Capital Accumulation Plan               3,496             2,973
         Inventory obsolescence                  2,850             1,928
         Other                                     102               515
                                             ---------         ---------
         Total                               $   6,516         $   3,707
                                             =========         =========

     Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

                                                                              Fiscal Year
                                                             --------------------------------------------
                                                                2002             2001             2000
                                                             ---------         ---------       ----------
         Tax at U.S. statutory rate                          $  53,278         $  42,769       $   36,048
         State tax provision, net of federal benefit             3,775             3,060            2,503
         Effect of foreign taxes                                   417               392           (2,130)
         Tax settlements and exposures                              --                --            2,350
         Amortization of deferred credit                          (310)             (310)            (310)
         Other                                                    (227)             (190)              66
                                                             ---------         ---------       ----------
                                                             $  56,933         $  45,721       $   38,527
                                                             =========         =========       ==========

8. Segment and Geographic Data

     Historically, the Company operated in one reportable segment, dental supply. In July 2001, the company purchased the assets of J. A. Webster, Inc. The acquisition became a reportable segment of the Company, and now Patterson Dental Company is comprised of two reportable segments, dental supply and veterinary supply. The Company's reportable segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics primarily in the Eastern, Mid-Atlantic and Southeastern regions of the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

The following table presents information about the Company's reportable segments:

                                                                           Fiscal Year
                                                        ----------------------------------------------------
                                                           2002                 2001                 2000
                                                           ----                 ----                 ----
Net Sales
   Dental Supply                                        $1,280,693           $1,156,455           $1,045,883
   Veterinary Supply                                       134,822                   --                   --
                                                        ----------           ----------           ----------
         Consolidated Net Sales                         $1,415,515           $1,156,455           $1,045,883
                                                        ==========           ==========           ==========

Operating Income
   Dental Supply                                        $  138,647           $  115,115           $   97,459
   Veterinary Supply                                         8,533                   --                   --
                                                        ----------           ----------           ----------
         Consolidated Operating Income                  $  147,180           $  115,115           $   97,459
                                                        ==========           ==========           ==========

Total Assets
   Dental Supply                                        $  589,819           $  549,180           $  451,976
   Veterinary Supply                                       128,557                   --                   --
                                                        ----------           ----------           ----------
         Consolidated Total Assets                      $  718,376           $  549,180           $  451,976
                                                        ==========           ==========           ==========

Depreciation and Amortization
   Dental Supply                                        $   11,833           $   11,077           $   10,190
   Veterinary Supply                                         2,450                   --                   --
                                                        ----------           ----------           ----------
Consolidated Depreciation and Amortization              $   14,283           $   11,077           $   10,190
                                                        ==========           ==========           ==========

The following table presents sales information by product for the Company:

                                                                           Fiscal Year
                                                        ----------------------------------------------------
                                                           2002                 2001                 2000
                                                           ----                 ----                 ----
Net Sales
   Consumable and printed products                      $  911,991           $  719,510           $  665,411
   Equipment and software                                  392,683              336,856              292,018
   Other                                                   110,841              100,089               88,454
                                                        ----------           ----------           ----------
            Total                                       $1,415,515           $1,156,455           $1,045,883
                                                        ==========           ==========           ==========

         The following table presents information about the Company by geographic area. There were no material sales between geographic areas.

                                                           Fiscal Year
                                                -------------------------------------
                                                   2002          2001         2000
                                                   ----          ----         ----
Net Sales
  United States                                 $1,322,991    $1,068,871   $  957,107
  Canada                                            92,524        87,584       88,776
                                                ----------    ----------   ----------
                       Total                    $1,415,515    $1,156,455   $1,045,883
                                                ==========    ==========   ==========

Long-lived Assets
  United States                                 $  185,040    $  102,209   $   95,843
  Canada                                             3,916         4,210        4,725
                                                ----------    ----------   ----------
                Total                           $  188,956    $  106,419   $  100,568
                                                ==========    ==========   ==========

9.  Shareholders' Equity

Share Repurchases

         In September 1999, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The Company repurchased 247,000, 125,000 and 180,000 shares of its common stock for $8,308, $3,583 and
$3,754 during fiscal 2002, 2001 and 2000, respectively.

Employee Stock Ownership Plan

         During 1990, the Company's Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 27, 2002, and April 28, 2001, indebtedness of the ESOP to the Company is shown as a deduction from stockholders' equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each employee who has completed 1,000 hours of service during the plan year. During fiscal 2002, 2001 and 2000, shares with a cost of $1,201, $798 and $606, respectively, were earned and allocated to ESOP participants. These amounts represented the Company's contribution for each fiscal year.

         At April 27, 2002, 4,382,944 shares of the common stock were allocated to participants and had a fair market value of $195,786.

         In conjunction with the purchase of Thompson Dental Company ("Thompson"), the Company's ESOP and an ESOP sponsored by Thompson were used to facilitate the acquisition and merger of Thompson into the Company. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP to acquiring 332,989 shares of common stock of Patterson Dental Company. Under current accounting standards, these shares are not considered outstanding for the computation of earnings per share until the shares are allocated to the participants. When the shares are allocated to the employees, the expense to the Company will be determined based on the fair market value of the shares in the year of the allocation. The loan bears interest at current rates but principal does not begin to amortize until 2011. The shares issued in this transaction, which were not previously allocated to the employees of Thompson (284,084), will begin to be allocated in fiscal 2003 but only to the extent of interest on the loan. The non-cash expense is not expected to materially impact the consolidated results of operations of the Company.

Stock Option Plan

         In June 1992, the Company adopted the Patterson Dental Company 1992 Stock Option Plan (the "Employee Plan"). The Employee Plan provides for the granting of options to designated employees and non-employees, including consultants to the Company, to purchase up to a maximum of 4,050,000 shares of common stock. The Employee Plan is administered by the Stock Option Committee, which determines the employees, officers and others who are to receive options, the type of option to be granted, the number of shares subject to each option and the exercise price of each option.

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

Director Stock Option Plan

         In June 1992, the Company adopted a Director Stock Option Plan (the "Director Plan"), pursuant to which 675,000 shares of Common Stock have been reserved for the grant of non-statutory stock options to the Company's outside directors. Options are granted at the fair market value on the date of grant and are exercisable for a period of four years commencing one year after the date of grant. This plan terminated during fiscal 2002.

         In June 2001, the Company adopted a new Director Stock Option Plan. A total of 400,000 shares of common stock have been reserved for issuance under the plan. Options are granted at fair market value on the option grant date and are exercisable for a period of nine years one year after the grant date. In addition, each eligible director will have the right to elect to receive additional options in lieu of the amount of the director's annual fee for service on the board of directors.

         Following is a summary of stock option activity:

                                                 Employee Plan                                         Director Plan
                               ---------------------------------------------------  ------------------------------------------------
                                                                         Weighted                                           Weighted
                                                                          Average                                            Average
                                     Shares                              Exercise         Shares                           Exercise
                                    Available          Options             Price         Available          Options          Price
                                      for Grant      Outstanding         Per Share         for Grant      Outstanding      Per Share
                                    -----------      -----------        ----------       -----------      -----------     ----------
Balance April 24, 1999                3,624,036           425,964        $   20.28           216,000           270,000     $   11.33
    Granted                             (74,298)           74,298            18.12           (72,000)           72,000         23.81
    Exercised                                --                --               --                --           (54,000)         6.00
    Canceled                             45,178           (45,178)           20.28                --                --            --
                                    -----------         ---------        ---------         ---------         ---------     ---------
Balance April 29, 2000                3,594,916           455,084            19.93           144,000           288,000         13.87
    Granted                            (226,103)          226,103            24.74           (72,000)           72,000         22.50
    Exercised                                --                --               --                --           (54,000)         8.83
    Canceled                             36,974           (36,974)           20.82                --                --            --
                                    -----------         ---------        ---------         ---------         ---------     ---------
Balance April 28, 2001                3,405,787           644,213            21.58            72,000           306,000         18.27
    Reserved                                                                                 400,000
    Granted                            (317,143)          317,143            32.42           (84,000)           84,000         37.30
    Exercised                                --            (2,686)           20.28                --           (72,000)        10.36
    Canceled                             29,598           (29,598)           22.19                --                --            --
                                    -----------         ---------        ---------         ---------         ---------     ---------
Balance April 27, 2002                3,118,242           929,072        $   25.26           388,000           318,000     $   25.09
                                    ===========         =========        =========         =========         =========     =========

         At April 27, 2002 the range of exercise prices on outstanding options under the Employee and Director Plans were as follows:

                  Employee Plan                                                   Director Plan
---------------------------------------------------------    ---------------------------------------------------------

                                   Weighted      Weighted                                       Weighted      Weighted
                                    Average       Average                                        Average       Average
                    Options     Remaining Life   Exercise                        Options     Remaining Life   Exercise
Range of Prices   Outstanding      in Years       Price      Range of Prices   Outstanding      in Years        Price
$13.46 - $22.00       399,786        6.9          $19.90     $13.46 - $19.00        90,000         1.0          $16.78
$22.01 - $26.00       194,195        8.1           24.22     $19.01 - $24.00       144,000         2.9           23.16
$26.01 - $31.00       181,106        9.1           30.45     $24.01 - $39.42        84,000         4.4           37.30
                                                                                 ---------         ---          ------
$31.01 - $38.00       153,738        9.2           34.41                           318,000         2.8          $25.09
                                                                                 =========         ===          ======
$38.01 - $40.57           247        9.8           40.55
                    ---------        ---          ------
                      929,072        7.9          $25.26
                    =========        ===          ======

Employee Stock Purchase Plan

         In June 1992, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan"). A total of 1,375,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. Employees are eligible to participate after a year of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee's compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 80,678, 99,276 and 100,716 shares in fiscal 2002, 2001 and 2000, respectively.
At April 27, 2002, there were 574,172 shares available for purchase under the Stock Purchase Plan.

Capital Accumulation Plan

         In 1996, the Company adopted an employee Capital Accumulation Plan (the "CAP Plan"). A total of 3,000,000 shares of common stock are reserved for issuance under the CAP Plan. Officers and other key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee's compensation, at 75% of the average closing price of the common stock for the calendar year. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year. Employees purchased 135,046, 161,251 and 160,734 shares of restricted stock in fiscal 2002, 2001 and 2000, respectively. At April 27, 2002, 2,308,825 shares were available for purchase under the Plan.

10. Litigation

         In the ordinary course of business, the Company is subject to a variety of product-related and employment-related liability claims. The Company's management and legal counsel believe that the loss, if any, resulting from these claims will be substantially covered by insurance or third-party indemnification, and any uninsured losses from such claims will not have a materially adverse effect on its operations or financial position.

11. Quarterly Results (unaudited)

         Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 2002 and 2001.

                                                                        Quarter Ended
                                                -----------------------------------------------------------
                                                 Apr. 27,         Jan. 26,         Oct. 27,        Jul. 28,
                                                   2002             2002             2001            2001
                                                --------         --------         --------         --------
         Net sales                              $399,849         $357,394         $355,018         $303,254
         Gross profit                            140,302          125,608          121,203          107,067
         Operating income                         43,204           38,581           35,955           29,440
         Net income                               27,563           24,832           23,282           19,613
         Basic earnings per share               $   0.41         $   0.37         $   0.34         $   0.29
         Dilutive earnings per share            $   0.40         $   0.36         $   0.34         $   0.29

                                                                        Quarter Ended
                                                -----------------------------------------------------------
                                                 Apr. 28,         Jan. 27,         Oct. 28,        Jul. 29,
                                                   2001             2001             2000            2000
                                                --------         --------         --------         --------
         Net sales                              $305,119         $290,579         $290,717         $270,040
         Gross profit                            109,307          104,753          101,999           93,095
         Operating income                         31,532           30,603           28,782           24,198
         Net income                               21,026           20,386           18,969           16,094
         Basic earnings per share               $   0.31         $   0.30         $   0.28         $   0.24
         Dilutive earnings per share            $   0.31         $   0.30         $   0.28         $   0.24

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held September 9, 2002 (the "2002 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(c) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement.

11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 2002 Proxy Statement.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement. Information regarding equity compensation plans is incorporated by reference to the information set forth under the caption "Equity Compensation Plan Information" in the 2002 Proxy Statement.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements.

         The following consolidated financial statements and supplementary data of the Company and its subsidiaries, are included in Part II, Item 8:

         Report of Independent Auditors
         Consolidated Balance Sheets as of April 27, 2002 and April 28, 2001 Consolidated Statements of Income for the Years Ended April 27, 2002, April 28, 2001 and April 29, 2000
         Consolidated Statement of Changes in Stockholders' Equity for the Years Ended April 27, 2002, April 28, 2001 and April 29, 2000 Consolidated Statements of Cash Flows for the Years Ended April 27, 2002, April 28, 2001 and April 29, 2000
         Notes to Consolidated Financial Statements

         2. Financial Statement Schedules.

         The following financial statement schedule is filed herewith: Schedule II - Valuation and Qualifying Accounts for the Years Ended April 27, 2002, April 28, 2001 and April 29, 2000.

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

         10.12 Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc.****

         10.13 Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association*****

         10.14 Receivables Purchase Agreement dated May 10, 2002 Between Patterson Dental Company and Bank One.*****

         10.15 Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc.*****

         10.16  2001 Non-Employee Director Stock Option Plan*****

         10.17  Amendments to Restated Employee Stock Purchase Plan*****

         10.18  Amended and Restated Employee Stock Ownership Plan*****

         10.19 Articles of Amendment to the Company's Restated Articles of Incorporation*****

         21     Subsidiaries

         23     Consent of Independent Auditors

         99 Item 5 captioned "About J. A. Webster, Inc." of Form 8-K dated July 9, 2001****
________________________

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 27, 1996.
*** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 29, 2000.
**** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 28, 2001.
***** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 27, 2002.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 27, 2002.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PATTERSON DENTAL COMPANY

Dated:  July 25, 2002
                                        By /s/ Peter L. Frechette
                                           -------------------------------------
                                           Peter L. Frechette,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                   Date
                                                                                   ----
/s/ Peter L. Frechette            President and Chief Executive Officer and   July 25, 2002
------------------------------
Peter L. Frechette                Director (Principal Executive Officer)


/s/ R. Stephen Armstrong          Executive Vice President, Treasurer, and    July 25, 2002
------------------------------
R. Stephen Armstrong              Chief Financial Officer (Principal
                                  Financial and Accounting Officer)

/s/ Ronald E. Ezerski             Director                                    July 25, 2002
------------------------------
Ronald E. Ezerski

/s/ David K. Beecken              Director                                    July 25, 2002
------------------------------
David K. Beecken

/s/ Burt E. Swanson               Director                                    July 25, 2002
------------------------------
Burt E. Swanson

/s/ Andre B. Lacy                 Director                                    July 25, 2002
------------------------------
Andre B. Lacy

/s/ James W. Wiltz                Director                                    July 25, 2002
------------------------------
James W. Wiltz

/s/ Harold C. Slavkin             Director                                    July 25, 2002
------------------------------
Harold C. Slavkin

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                            PATTERSON DENTAL COMPANY
                             (Dollars in thousands)

                                                                             Charged
                                              Balance at     Charged to      to Other                             Balance at
                                              Beginning      Costs and      Accounts -        Deductions -          End of
                                              of Period       Expenses       Describe           Describe            Period
                                             -----------    ------------   ------------      --------------      ------------
Year ended April 27, 2002:
  Deducted from asset accounts:
  Allowance for doubtful accounts              $  4,166       $  1,592       $                  $  1,184 /(1)/     $  4,574
                                               ========       ========       ========           ========           ========

  LIFO inventory adjustment                    $ 15,981       $  3,133       $     --           $     --           $ 19,114
  Inventory obsolescence reserve                  6,223          7,171                             3,922              9,472
                                               --------       --------       --------           --------           --------
   Total inventory reserve                     $ 22,204       $ 10,304       $     --           $  3,922           $ 28,586
                                               ========       ========       ========           ========           ========

Year ended April 28, 2001:
  Deducted from asset accounts:
  Allowance for doubtful accounts              $  4,208       $    821       $     --           $    863 /(1)/     $  4,166
                                               ========       ========       ========           ========           ========

  LIFO inventory adjustment                    $ 15,355       $    626       $     --           $     --           $ 15,981
  Inventory obsolescence reserve                  3,149          9,982             --              6,908 /(2)/        6,223
                                               --------       --------       --------           --------           --------
   Total inventory reserve                     $ 18,504       $ 10,608       $     --           $  6,908           $ 22,204
                                               ========       ========       ========           ========           ========

Year ended April 29, 2000:
  Deducted from asset accounts:
  Allowance for doubtful accounts              $  4,096       $  1,267       $      8 /(3)/     $  1,163 /(1)/     $  4,208
                                               ========       ========       ========           ========           ========

  LIFO inventory adjustment                    $ 13,991       $  1,364       $     --           $     --           $ 15,355
  Inventory obsolescence reserve                  1,955          4,058             --              2,864 /(2)/        3,149
                                               --------       --------       --------           --------           --------
   Total inventory reserve                     $ 15,946       $  5,422       $     --           $  2,864           $ 18,504
                                               ========       ========       ========           ========           ========

(1) Uncollectible accounts written off, net of recoveries.
(2) Inventory disposed of and written off.
(3) Acquisition of Dentaplex, Inc. in fiscal 2000.

                                INDEX TO EXHIBITS

Exhibit 10.13     Third Amended and Restated Contract Purchase
                  Agreement dated June 19, 2002 between Patterson
                  Dental Company and U.S. Bank National Association

Exhibit 10.14 Receivables Purchase Agreement dated May 10, 2002 Between Patterson Dental Company and Bank One

Exhibit 10.15     Receivables Sale Agreement dated May 10, 2002 among
                  PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc.

Exhibit 10.16     2001 Non-Employee Director Stock Option Plan

Exhibit 10.17     Amendments to Restated Employee Stock Purchase Plan

Exhibit 10.18     Amended and Restated Employee Stock Ownership Plan

Exhibit 10.19     Articles of Amendment to Restated Articles of Incorporation

Exhibit 21        Subsidiaries

Exhibit 23        Consent of Independent Auditors