Form 10-Q
period 2002-07-27
PATTERSON DENTAL CO
filed 2002-09-09
CIK 891024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JULY 27, 2002.

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

              1031 Mendota Heights Road, St. Paul, Minnesota 55120
             ------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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


Patterson Dental Company has outstanding 68,174,282 shares of common stock as of September 3, 2002.

                            PATTERSON DENTAL COMPANY

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

          Item 1 -  Financial Statements                                                3-8

                    Consolidated Balance Sheets as of July 27, 2002 and April 27, 2002    3

                    Consolidated Statements of Income for the Three
                    Months Ended July 27, 2002 and July 28, 2001                          4

                    Consolidated Statements of Cash Flows for the Three
                    Months Ended July 27, 2002 and July 28, 2001                          5

                    Notes to Consolidated Financial Statements                            6

          Item 2 -  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.                                             9-12

          Item 3 -  Quantitative and Qualitative Disclosures About Market Risk           13


PART II - OTHER INFORMATION

          Item 6 -  Exhibits and Reports on Form 8-K                                     13

          Signatures                                                                     13

          Certifications                                                              14-15

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
1995:
---------------------------------------------------------------------------

         This Form 10-Q for the period ended July 27, 2002, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 25, 2002, and other documents filed with the Securities and Exchange Commission. See also page 12 of this Form 10-Q.

                          PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      July 27, 2002   April 27, 2002
                                                      -------------   --------------
                                                       (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                          $ 102,666       $ 125,986
      Short-term investments                                29,771          25,251
      Receivables, net                                     218,860         222,435
      Inventory                                            156,038         142,457
      Prepaid expenses and other current assets             12,637          13,291
                                                         ---------       ---------
         Total current assets                              519,972         529,420
Property and equipment, net                                 56,647          57,140
Goodwill                                                   120,483         115,079
Identifiable intangibles, net                               10,529          11,149
Other                                                       13,191           5,588
                                                         ---------       ---------
         Total assets                                    $ 720,822       $ 718,376
                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                   $ 112,025       $ 133,637
      Accrued payroll expense                               17,990          28,311
      Income taxes payable                                  19,099           7,815
      Other accrued expenses                                25,955          28,244
                                                         ---------       ---------
         Total current liabilities                         175,069         198,007
Non-current liabilities                                      2,470           2,637
                                                         ---------       ---------
         Total liabilities                                 177,539         200,644

Deferred credits                                                --           3,372

STOCKHOLDERS' EQUITY
      Common stock                                             682             681
      Additional paid-in capital                            91,839          90,777
      Accumulated other comprehensive loss                  (3,672)         (3,084)
      Retained earnings                                    478,109         449,661
      Notes receivable from ESOP                           (23,675)        (23,675)
                                                         ---------       ---------
         Total stockholders' equity                        543,283         514,360
                                                         ---------       ---------
         Total liabilities and stockholders' equity      $ 720,822       $ 718,376
                                                         =========       =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                  July 27, 2002   July 28, 2001
                                                  -------------   -------------
Net sales                                           $ 387,739       $ 303,254

Cost of sales                                         254,564         196,187
                                                    ---------       ---------

Gross margin                                          133,175         107,067

Operating expenses                                     94,312          77,627
                                                    ---------       ---------

Operating income                                       38,863          29,440

Other income and expense:
   Amortization of deferred credits                        --             221
   Finance income, net                                  1,340           1,675
   Interest expense                                        (9)            (37)
   Loss(profit) on currency exchange                       (9)             37
                                                    ---------       ---------

Income before income taxes and
   cumulative effect of accounting change              40,185          31,336

Income taxes                                           15,109          11,723
                                                    ---------       ---------

Income before cumulative effect of
   accounting change                                   25,076          19,613

Cumulative effect of accounting change-
   see Note 7                                           3,372              --
                                                    ---------       ---------
Net income                                          $  28,448       $  19,613
                                                    =========       =========

Before cumulative effect of accounting change:
   Earnings per share - basic and diluted           $    0.37       $    0.29
                                                    =========       =========

After cumulative effect of accounting change:
   Earnings per share - basic and diluted           $    0.42       $    0.29
                                                    =========       =========

Weighted average common and dilutive
   potential common shares                             68,506          68,012
                                                    =========       =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                 July 27, 2002  July 28, 2001
                                                                 -------------  -------------
Operating activities:
      Income before cumulative effect of
         accounting change                                         $  25,076       $  19,613
      Adjustments to reconcile net income to net
         cash (used in) provided by operating activities:
            Depreciation                                               2,645           2,094
            Amortization of deferred credits                              --            (221)
            Amortization of intangibles                                  620             857
            Bad debt expense                                             304             547
            Change in assets and liabilities, net of acquired        (40,891)         (2,444)
                                                                   ---------       ---------
Net cash (used in) provided by operating activities                  (12,246)         20,446

Investing activities:
      Additions to property and equipment, net                        (3,807)         (3,076)
      Acquisitions, net                                               (3,611)        (83,819)
      (Purchase) sale of short-term investments                       (4,520)          4,972
                                                                   ---------       ---------
Net cash used in investing activities                                (11,938)        (81,923)

Financing activities:
      Payments and retirement of long-term debt and
        obligations under capital leases                                 (96)           (136)
      Common stock issued, net                                         1,061             446
                                                                   ---------       ---------
Net cash provided by financing activities                                965             310

Effect of exchange rate changes on cash                                 (101)             84
                                                                   ---------       ---------

Net decrease in cash and cash equivalents                            (23,320)        (61,083)

Cash and cash equivalents at beginning of period                     125,986         160,024
                                                                   ---------       ---------
Cash and cash equivalents at end of period                         $ 102,666       $  98,941
                                                                   =========       =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                  July 27, 2002

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 27, 2002, and the results of operations and the cash flows for the periods ended July 27, 2002 and July 28, 2001. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended July 27, 2002 and July 28, 2001, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 27, 2002, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2002 Annual Report on Form 10-K filed on July 25, 2002.

2. The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal 2003 and 2002 represent the 13 weeks ended July 27, 2002 and July 28, 2001, respectively.

3. Total comprehensive income was $27,860 for the three months ended July 27, 2002, and $19,150 for the three months ended July 28, 2001.

4. On July 9, 2002 the Company purchased Distribution Quebec Dentaire, Inc. (DQD), a full-service distributor of dental supplies and equipment serving the province of Quebec. The operating results of DQD are included in the consolidated statements of income since the date of acquisition. Pro forma results of operations have not been presented since the effect of the acquisition was not material to the Company.

         The Company also acquired the assets of J. A. Webster, Inc. in July 2001. The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of the prior fiscal year. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

                                                        Three Months Ended
                                                           July 28, 2001
                                                        ------------------
               Net sales                                     $336,882
               Net Income                                      20,085 (1)

               Earnings per share - basic and diluted           $0.29 (1)

         (1) Reflects the amortization of certain intangible assets. Because the transaction was consummated following the effective date specified in the recently issued Statement of the Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets," the Company is not amortizing goodwill for this transaction, but the goodwill becomes subject to periodic evaluations of possible impairment in its value.

5. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                                 Three Months Ended
                                                July 27,        July 28,
                                                 2002             2001
                                              ---------         --------
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares               67,865           67,566

  Effect of dilutive securities:
    Stock Option Plans                              579              375
    Employee Stock Purchase Plan                      9                9
    Capital Accumulation Plan                        53               62
                                                 ------           ------

  Dilutive potential common shares                  641              446
                                                 ------           ------

 Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions               68,506           68,012
                                                 ======           ======

6. Certain financial information regarding the Company's reportable segments is as follows:

                                                     Three Months Ended
                                                    ---------------------
                                                    July 27,     July 28,
                                                     2002          2001
                                                    --------     --------
     Net sales:
          Dental supply:
            Consumable dental and printed
               office products                      $212,305     $187,659
            Equipment and software                    97,229       79,570
            Other                                     31,187       26,543
                                                    --------     --------
                                                     340,721      293,772
          Veterinary supply                           47,018        9,482
                                                    --------     --------
     Consolidated net sales                         $387,739     $303,254
                                                    ========     ========

     Operating income:
          Dental supply                             $ 35,025     $ 28,876
          Veterinary supply                            3,838          564
                                                    --------     --------
      Consolidated operating income                 $ 38,863     $ 29,440
                                                    ========     ========



7. In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets", which eliminated the systematic amortization of goodwill. The statement also required that goodwill be reviewed for impairment at adoption and at least annually thereafter.

         The Company adopted Statement No. 142 in the first quarter of fiscal 2003 and as such discontinued amortization of goodwill effective April 28, 2002. With the adoption of the statement, the Company recognized as the cumulative effect of a change in accounting principle the remaining balance of its unamortized deferred credits. The deferred credits were negative goodwill that arose from acquisitions in the 1980's and amounted to approximately $3.4 million at the time of the adoption. The Company completed the required transitional impairment tests of goodwill and determined the fair value to be in excess of the carrying value of these assets.

         The following table reconciles reported prior fiscal first quarter net earnings and basic and diluted net earnings per share before the cumulative effect of an accounting change had this statement been effective April 29, 2001:


                                                         Three Months Ended
                                                            July 28, 2001
                                                         ------------------
             Net Earnings:
             Reported net income                                $19,613
             Deferred credit amortization                          (221)
             Goodwill amortization, net of tax                      604
                                                                -------
             Adusted net earnings                               $19,996
                                                                =======


             Earnings per share:
             Reported basic                                     $  0.29
             Deferred credit amortization                             -
             Goodwill amortization, net of tax                     0.01
                                                                -------
             Adjusted basic earnings per share                  $  0.30
                                                                =======

             Reported diluted                                   $  0.29
             Deferred credit amortization                             -
             Goodwill amortization, net of tax                        -
                                                                -------
             Adjusted diluted earnings per share                $  0.29
                                                                =======

         Goodwill by operating segment is as follows:

                                        July 27, 2002    April 27, 2002
                                        -------------    --------------

             Dental Supply                 $ 62,421         $ 57,017
             Veterinary Supply               58,062           58,062
                                           --------         --------
             Total                         $120,483         $115,079
                                           ========         ========

         The change in the dental supply segment goodwill is the result of the preliminary purchase price allocation for the acquisition of Distribution Quebec Dentaire in July 2002 and adjustment of the preliminary purchase price allocation associated with the purchase of Thompson Dental Supply in April 2002.

         The Company continues to amortize intangibles with finite lives. Identifiable intangible assets are primarily comprised of non-compete agreements arising from previous acquisitions made by the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                                        Three Months Ended
                                                      ---------------------
                                                      July 27,     July 28,
                                                       2002          2001
                                                      --------     --------

         Net sales                                     100.0%        100.0%
         Cost of sales                                  65.7%         64.7%
                                                      ------        ------

         Gross profit                                   34.3%         35.3%
         Operating expenses                             24.3%         25.6%
                                                      ------        ------

         Operating income                               10.0%          9.7%
         Other income and expense, net                   0.4%          0.6%
                                                      ------        ------

         Income before income taxes and cumulative
            effect of accounting change                 10.4%         10.3%
         Income taxes                                    3.9%          3.8%
                                                      ------        ------

         Income before cumulative effect of
            accounting change                            6.5%          6.5%
                                                      ======        ======

QUARTER ENDED JULY 27, 2002 COMPARED TO QUARTER ENDED JULY 28, 2001.

                  Net Sales. Net sales for the three months ended July 27, 2002 ("Current Quarter") increased 27.9% to $387.7 million from $303.3 million reported for the three months ended July 28, 2001 ("Prior Quarter"). Current Quarter results include the impact of two recent dental acquisitions, Thompson Dental Company and Distribution Quebec Dentaire ("DQD"), as well as the acquisition of J. A. Webster, Inc. in July 2001.

                  Dental supply sales increased 16.0% to $340.7 million, which reflects the impact of one less selling day in the Current Quarter. Adjusting for the extra day in the Prior Quarter, dental supply sales increased about 17.0%. Dental acquisitions accounted for approximately 4% - 6% of the sales increase. Equipment and software sales were also a key sales growth driver in the Current Quarter increasing 22.2%. Excluding the impact of acquisitions, equipment and software sales increased approximately 15% fueled by strong growth of both new generation and basic equipment lines. Digital software sales were also robust growing 30.0% in the Current Quarter. However, total software sales were down due to lower volumes of traditional front-office practice management software. Consumable and printed product sales grew 13.1% in the Current Quarter, or approximately 10% after adjusting for the estimated impact of acquisitions and the one less selling day in the Current Quarter. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, grew 11%, excluding the estimated impact of acquisitions.

                  Canadian dental sales increased 16.9% in the Current Quarter paced by strong sales of equipment. Currency exchange rates had a nominal impact on results for the period. The acquisition of DQD during the Current Quarter contributed about 2% to the overall sales increase in Canada.

                  Veterinary supply sales improved 11.0% on a pro forma basis amounting to $47.0 million in the Current Quarter.

                  Gross Margins. Gross margins increased 24.4% over the Prior Quarter due solely to higher sales volumes. As a percent of sales, consolidated gross margins were down 1 percentage point due to the addition of the veterinary supply business in July 2001 that has historically experienced lower margins, in the mid 20's for the Current Quarter. Dental supply gross margins were the same as last year reflecting a shift in sales mix to a higher percentage of consumables and equipment due to dental acquisitions together with lower high-margin software revenues.

                  Operating Expenses. Results for the Current Quarter include the impact of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" resulting in the cessation of goodwill amortization. Additional information regarding the adoption of SFAS No. 142 is included in the Notes to the Consolidated Financial Statements on pages 7 and 8 of this document. That information is incorporated by reference into this section of this report. After adjusting the Prior Quarter to exclude goodwill amortization, operating expenses increased 22.8% but declined 1 percentage point as a ratio of sales.

                  Operating expenses declined 40 basis points as a percent of sales in the dental supply business. Dental supply operating expenses in the Current Quarter benefited by $0.9 million or 30 basis points due to cessation of goodwill amortization. The remaining 10 basis point improvement is noteworthy considering the magnitude of investments being made in the business during the Current Quarter. The Company is in the process of implementing a new field service management system for its technical service operation. Additionally, the roll-out of the Company's customer hardware and networking initiative is almost complete. Management expects these programs to improve operating efficiencies and contribute to sales growth over time. In the short-term, however, investments in these programs are putting pressure on the Company's operating expense rate. The Current Quarter expense rate also reflects the impact of the acquisition of Thompson Dental, which was marginally contributory to operating earnings in the quarter. The integration of the distribution facility was completed and the administrative processes of the former Thompson entity were wrapped up during the period.

                  Operating expenses in the veterinary business were 16.1% of sales.

                  Operating Income. Operating income increased 32.0% and improved 30 basis points as a percent of sales. Higher sales volumes accounted for most of the increase. The improvement in operating income as a percent of sales is primarily attributable to the elimination of goodwill amortization expense in the Current Quarter due to adoption of SFAS No. 142.

                  Other Income. Other income, net of expenses, was $1.3 million for the Current Quarter compared to $1.9 million for the Prior Quarter. Lower yields on investment balances and the elimination of the amortization of deferred credits associated with the adoption of SFAS No. 142 resulted in the decrease.

                  Income Taxes. The effective income tax rate in the Current Quarter was 37.6%, which was adjusted up from the 37.4% rate used in Prior Quarter to reflect the impact of the elimination of the amortization of the deferred credits discussed above.

                  Income Before Cumulative Effect of Accounting Change. Income before the cumulative effect of the accounting change increased to $25.1 million, or 27.9% due to the factors discussed above.

                  Earnings Per Share, Before Cumulative Effect of Accounting Change. Earnings per share before the cumulative effective of accounting change increased to $0.37 versus $0.29 a year ago. Had amortization of goodwill and the deferred credits ceased in the Prior Quarter, Prior Quarter earnings would have increased by $0.4 million or less than $0.01 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition remains strong. We consumed $12.2 million of cash in operations despite a 27.9% increase in earnings. A $32.5 million decrease in accounts payable and accrued liabilities was the primary factor leading to this reduction as we settled year-end trade payables and incentive compensation accruals. We also carried approximately $30 million of finance contracts above our normal levels at both year-end and at the end of the Current Quarter. As we increase usage of our new funding vehicle that was entered into during the Current Quarter, these balances should decrease in the second quarter. We moved slower than anticipated in using this new vehicle as we completed the implementation of a new accounting system for the customer financing aspect of our business.

         In the Current Quarter we used $3.6 million to purchase Distribution Quebec Dentaire, Inc. In comparison, we invested $83.8 million of cash to acquire the assets of J. A. Webster, Inc. in the Prior Quarter.

         The Company expects funds generated by operations and existing cash and cash equivalents to continue to be its most significant sources of liquidity. The Company currently believes funds generated from the expected results of operations and available cash and cash equivalents of $132.4 million will be sufficient to meet the Company's working capital needs and finance anticipated expansion plans and strategic initiatives for the next fiscal year. Should additional investment opportunities arise, management believes that the strength of the Company's earnings, cash flows and balance sheet will permit the Company to obtain additional debt or equity capital, if necessary.

CRITICAL ACCOUNTING POLICIES

         There has been no material change in the Company's Critical Accounting Policies, as disclosed in its 2002 Annual Report on Form 10-K filed on July 25, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in market risk during the three months ended July 27, 2002. For additional information refer to Item 7A of the Company's 2002 Form 10-K.

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      None.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or, in the case of legal proceedings, were previously reported in the Annual Report on Form 10-K filed July 25, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PATTERSON DENTAL COMPANY
                                          (Registrant)

Dated: September 9, 2002

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

                           CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Peter L. Frechette, the Chief Executive Officer of Patterson Dental Company, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Patterson Dental
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 9, 2002                     /s/ Peter L. Frechette
                                            ----------------------------------
                                            Peter L. Frechette
                                            Chief Executive Officer


I, R. Stephen Armstrong, the Chief Financial Officer of Patterson Dental Company, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Patterson Dental
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 9, 2002                     /s/ R. Stephen Armstrong
                                            ----------------------------------
                                            R. Stephen Armstrong
                                            Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Patterson Dental Company (the "Company") on Form 10-Q for the quarterly period ended July 27, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity indicated below, hereby certifies pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 9, 2002                     /s/ Peter L. Frechette
                                            ----------------------------------
                                            Peter L. Frechette
                                            President and
                                            Chief Executive Officer

In connection with the Quarterly Report of Patterson Dental Company (the "Company") on Form 10-Q for the quarterly period ended July 27, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity indicated below, hereby certifies pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 9, 2002                     /s/ R. Stephen Armstrong
                                            ----------------------------------
                                            R. Stephen Armstrong
                                            Executive Vice President and
                                            Chief Financial Officer