Form 10-Q
period 2002-10-26
PATTERSON DENTAL CO
filed 2002-12-09
CIK 891024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--------- EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 2002.

_________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

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

                                   (Zip Code)
                                    ---------
                                 (651) 686-1600

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

                      X      Yes              ________ No
                  --------


Patterson Dental Company has outstanding 68,208,485 shares of common stock as of December 4, 2002.

                            PATTERSON DENTAL COMPANY

                                      INDEX


                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements                                                                      3-8

                Consolidated Balance Sheets as of October 26, 2002 and April 27, 2002                       3

                Consolidated Statements of Income for the Three Months
                and Six Months Ended October 26, 2002 and October 27, 2001                                  4

                Consolidated Statements of Cash Flows for the Six
                Months Ended October 26, 2002 and October 27, 2001                                          5

                Notes to Consolidated Financial Statements                                                  6

       Item 2 - Management's Discussion and Analysis of Financial Condition and
       Results of Operations.                                                                            9-13

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                 14

       Item 4 - Controls and Procedures                                                                    14


PART II - OTHER INFORMATION

       Item 4 - Submission of Matters to a Vote of Security Holders                                        14

       Item 6 - Exhibits and Reports on Form 8-K                                                           15

       Signatures                                                                                          15

       Certifications                                                                                   16-17

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
1995:

       This Form 10-Q for the period ended October 26, 2002, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 25, 2002, and other documents filed with the Securities and Exchange Commission. See also page 13 of this Form 10-Q.

                          PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      October 26, 2002    April 27, 2002
                                                      ----------------    --------------
ASSETS                                                   (unaudited)
Current assets:
     Cash and cash equivalents                        $        143,031    $      125,986
     Short-term investments                                     24,001            25,251
     Receivables, net                                          201,774           222,435
     Inventory                                                 142,853           142,457
     Prepaid expenses and other current assets                  12,972            13,291
                                                      ----------------    --------------
         Total current assets                                  524,631           529,420
Property and equipment, net                                     57,089            57,140
Goodwill                                                       121,430           115,079
Identifiable intangibles, net                                    9,910            11,149
Other                                                           23,896             5,588
                                                      ----------------    --------------
         Total assets                                 $        736,956    $      718,376
                                                      ================    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                 $        102,502    $      133,637
     Accrued payroll expense                                    20,746            28,311
     Income taxes payable                                        5,398             7,815
     Other accrued expenses                                     33,751            28,244
                                                      ----------------    --------------
         Total current liabilities                             162,397           198,007
Non-current liabilities                                          2,377             2,637
                                                      ----------------    --------------
         Total liabilities                                     164,774           200,644

Deferred credits                                                    --             3,372

STOCKHOLDERS' EQUITY
     Common stock                                                  682               681
     Additional paid-in capital                                 92,760            90,777
     Accumulated other comprehensive loss                       (3,239)           (3,084)
     Retained earnings                                         505,654           449,661
     Notes receivable from ESOP                                (23,675)          (23,675)
                                                      ----------------    --------------
         Total stockholders' equity                            572,182           514,360
                                                      ----------------    --------------
         Total liabilities and stockholders' equity   $        736,956    $      718,376
                                                      ================    ==============

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended             Six Months Ended
                                                October 26,    October 27,    October 26,    October 27,
                                                   2002           2001           2002            2001
                                                -----------    -----------    -----------    -----------
Net sales                                       $   400,821    $   355,018    $   788,560    $   658,272

Cost of sales                                       263,047        233,815        517,611        430,002
                                                -----------    -----------    -----------    -----------

Gross margin                                        137,774        121,203        270,949        228,270

Operating expenses                                   95,316         85,248        189,628        162,875
                                                -----------    -----------    -----------    -----------

Operating income                                     42,458         35,955         81,321         65,395

Other income and expense:
          Amortization of deferred credits               --            221             --            442
          Finance income, net                         1,751          1,131          3,091          2,806
          Interest expense                               (2)           (34)           (11)           (71)
          Loss on currency exchange                     (61)           (86)           (70)           (49)
                                                -----------    -----------    -----------    -----------

Income before income taxes and
     cumulative effect of accounting change          44,146         37,187         84,331         68,523

Income taxes                                         16,601         13,905         31,710         25,628
                                                -----------    -----------    -----------    -----------

Income before cumulative effect of
     accounting change                               27,545         23,282         52,621         42,895

Cumulative effect of accounting change-
     see Note 7                                          --             --          3,372             --

                                                -----------    -----------    -----------    -----------

Net income                                      $    27,545    $    23,282    $    55,993    $    42,895
                                                ===========    ===========    ===========    ===========

Before cumulative effect of accounting change:
          Earnings per share - basic            $      0.41    $      0.34    $      0.78    $      0.63
                                                ===========    ===========    ===========    ===========
          Earnings per share - diluted          $      0.40    $      0.34    $      0.77    $      0.63
                                                ===========    ===========    ===========    ===========

After cumulative effect of accounting change:
          Earnings per share - basic            $      0.41    $      0.34    $      0.82    $      0.63
                                                ===========    ===========    ===========    ===========
          Earnings per share - diluted          $      0.40    $      0.34    $      0.82    $      0.63
                                                ===========    ===========    ===========    ===========

Weighted average common shares:
          Basic                                      67,902         67,772         67,884         67,669
                                                ===========    ===========    ===========    ===========
          Dilutive potential                         68,604         68,253         68,555         68,133
                                                ===========    ===========    ===========    ===========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Six Months Ended
                                                                October 26, 2002    October 27, 2001
                                                                ----------------    ----------------
Operating activities:
      Income before cumulative effect of
        accounting change                                       $         52,621    $         42,895
      Adjustments to reconcile net income to net
        cash (used in) provided by operating activities:
            Depreciation                                                   5,363               4,462
            Amortization of deferred credits                                  --                (442)
            Amortization of intangibles                                    1,237               2,473
            Bad debt expense                                                 531               1,071
            Change in assets and liabilities, net of acquired            (34,292)            (22,514)
                                                                ----------------    ----------------
Net cash provided by operating activities                                 25,460              27,945

Investing activities:
      Additions to property and equipment, net                            (6,906)             (6,105)
      Acquisitions, net                                                   (4,527)            (84,182)
      Sale (purchase) of short-term investments                            1,250                (577)
                                                                ----------------    ----------------
Net cash used in investing activities                                    (10,183)            (90,864)

Financing activities:
      Payments and retirement of long-term debt and
        obligations under capital leases                                    (181)               (217)
      Common stock issued, net                                             1,984              (6,791)
                                                                ----------------    ----------------
Net cash provided by (used in) financing activities                        1,803              (7,008)

Effect of exchange rate changes on cash                                      (35)               (355)
                                                                ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                      17,045             (70,282)

Cash and cash equivalents at beginning of period                         125,986             160,024

                                                                ----------------    ----------------
Cash and cash equivalents at end of period                      $        143,031    $         89,742
                                                                ================    ================

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                  (Unaudited)
                                October 26, 2002

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 26, 2002, and the results of operations and the cash flows for the periods ended October 26, 2002 and October 27, 2001. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended October 26, 2002 and October 27, 2001, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 27, 2002, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2002 Annual Report on Form 10-K filed on July 25, 2002.

     The consolidated financial statements of Patterson Dental Company include the assets and liabilities of PDC Funding Company, LLC, a wholly owned subsidiary and a separate legal entity under Minnesota law. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC.

2. The fiscal year end of the Company is the last Saturday in April. The second quarter of fiscal 2003 and 2002 represent the 13 weeks ended October 26, 2002 and October 27, 2001, respectively.

3. Total comprehensive income was $27,978 and $55,838 for the three and six months ended October 26, 2002, respectively, and $23,349 and $42,499 for the three and six months ended October 27, 2001, respectively.

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

     The Company also acquired the assets of J. A. Webster, Inc. in July 2001. The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of the prior fiscal year. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

                                                                Six Months Ended
                                                                October 27, 2001
                                                                ----------------

                   Net sales                                       $691,900
                   Net Income                                        43,367/(1)/

                   Earnings per share - basic and diluted          $   0.64/(1)/

(1) Reflects the amortization of certain identifiable intangible assets. Because the transaction was consummated following the effective date specified in the recently issued Statement of the Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets," the Company is not amortizing goodwill for this transaction, but the goodwill becomes subject to periodic evaluations of possible impairment in its value.

5. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                                  Three Months Ended              Six Months Ended
                                                  ------------------              ----------------
                                              October 26,     October 27,    October 26,    October 27,
                                                  2002           2001            2002           2001
                                              -----------     -----------    -----------    -----------
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares                 67,902          67,772         67,884         67,669

  Effect of dilutive securities:
    Stock Option Plans                                604             378            591            376
    Employee Stock Purchase Plan                       10               8              9              9
    Capital Accumulation Plan                          88              95             71             79
                                              -----------     -----------    -----------    -----------

  Dilutive potential common shares                    702             481            671            464
                                              -----------     -----------    -----------    -----------

 Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                 68,604          68,253         68,555         68,133
                                              ===========     ===========    ===========    ===========

6. Certain financial information regarding the Company's reportable segments is as follows:

                                                  Three Months Ended                 Six Months Ended
                                                  ------------------                 ----------------
                                              October 26,     October 27,    October 26,    October 27,
                                                  2002           2001            2002           2001
                                              -----------     -----------    ------------   -----------
     Net sales:
         Dental supply:
            Consumable dental and
               printed office products        $   219,078     $   194,989   $    431,383    $   382,648
            Equipment and software                103,464          89,387        200,693        168,957
            Other                                  33,058          27,212         64,245         53,755
                                              -----------     -----------   ------------    -----------
                                                  355,600         311,588        696,321        605,360
         Veterinary supply                         45,221          43,430         92,239         52,912
                                              -----------     -----------   ------------    -----------
     Consolidated net sales                   $   400,821     $   355,018   $    788,560    $   658,272
                                              ===========     ===========   ============    ===========

     Operating income:
         Dental supply                        $    38,786     $    33,314   $     73,811    $    62,190
         Veterinary supply                          3,672           2,641          7,510          3,205
                                              -----------     -----------   ------------    -----------
      Consolidated operating income           $    42,458     $    35,955   $     81,321    $    65,395
                                              ===========     ===========   ============    ===========

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

The following table reconciles reported fiscal 2002 net earnings and basic and diluted net earnings per share before the cumulative effect of an accounting change had this statement been effective April 29, 2001:

                                             Three Months Ended      Six Months Ended
                                              October 27, 2001       October 27, 2001
                                              ----------------       ----------------
         Net Earnings:
         Reported net income                  $         23,282       $         42,895
         Deferred credit amortization                     (221)                  (442)
         Goodwill amortization, net of tax                 611                  1,215
                                              ----------------       ----------------
         Adjusted net earnings                $         23,672       $         43,668
                                              ================       ================

         Earnings per share:
         Reported basic                       $           0.34       $           0.63
         Deferred credit amortization                       --                     --
         Goodwill amortization, net of tax                0.01                   0.02
                                              ----------------       ----------------
         Adjusted basic earnings per share    $           0.35       $           0.65
                                              ================       ================

         Reported diluted                     $           0.34       $           0.63
         Deferred credit amortization                       --                  (0.01)
         Goodwill amortization, net of tax                0.01                   0.02
                                              ----------------       ----------------
         Adjusted diluted earnings per share  $           0.35       $           0.64
                                              ================       ================

Goodwill by operating segment is as follows:

                                              October 26, 2002         April 27, 2002
                                              ----------------         --------------
                     Dental Supply            $         62,799         $       57,017
                     Veterinary Supply                  58,631                 58,062
                                              ----------------         --------------
                     Total                    $        121,430         $      115,079
                                              ================         ==============

The change in the dental supply segment goodwill is predominantly the result of the preliminary purchase price allocation for the acquisition of Distribution Quebec Dentaire in July 2002 and adjustment of the preliminary purchase price allocation associated with the purchase of Thompson Dental Supply in April 2002.

The Company continues to amortize intangibles with finite lives. Identifiable intangible assets are primarily comprised of non-compete agreements arising from previous acquisitions made by the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

                                              Three Months Ended                Six Months Ended
                                         Oct. 26, 2002   Oct. 27, 2001   Oct. 26, 2002    Oct. 27, 2001
                                         -------------   -------------   -------------    -------------
Net sales                                        100.0%          100.0%          100.0%           100.0%
Cost of sales                                     65.6%           65.9%           65.6%            65.3%
                                         -------------   -------------   -------------    -------------

Gross profit                                      34.4%           34.1%           34.4%            34.7%
Operating expenses                                23.8%           24.0%           24.1%            24.7%
                                         -------------   -------------   -------------    -------------

Operating income                                  10.6%           10.1%           10.3%            10.0%
Other income and expense, net                      0.4%            0.4%            0.4%             0.4%

Income before income tax and cumulative
     effect of accounting change                  11.0%           10.5%           10.7%            10.4%
Income taxes                                       4.1%            3.9%            4.0%             3.9%
                                         -------------   -------------   -------------    -------------

Income before cumulative effect of
     accounting change                             6.9%            6.6%            6.7%             6.5%
                                         =============   =============   =============    =============

QUARTER ENDED OCTOBER 26, 2002 COMPARED TO QUARTER ENDED OCTOBER 27, 2001.

          Net Sales. Net sales for the three months ended October 26, 2002 ("Current Quarter") totaled $400.8 million, a 12.9% increase from $355.0 million reported for the three months ended October 27, 2001 ("Prior Quarter").

          Dental supply sales improved 14.1% to $355.6 million in the Current Quarter, with the recent acquisitions of Thompson Dental Company and Distribution Quebec Dentaire, Inc., or DQD, accounting for approximately 4% to 5% of the year-over-year increase. Equipment sales, excluding software unit sales, were also a key sales growth driver in the Current Quarter increasing 16.7%, fueled by strong growth of both new generation and basic equipment lines. However, total software sales were down due to lower volumes of traditional front-office practice management software. Consumable and printed product sales grew 12.4% in the Current Quarter. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, increased 21.5%.

          Canadian dental sales were up 9.5% in the Current Quarter due principally to the acquisition of DQD. Excluding the acquisition, revenue growth during the Current Quarter reflected weakness in certain regional markets.

         Veterinary supply sales increased 4.1% in the second quarter to $45.2 million. Results of the veterinary supply segment were affected by robust introductory and promotional sales of a major heart worm medication in the year earlier quarter and the decision of the manufacturer to scale back sales and marketing support for this product during the fall months of the current period. Excluding this factor, veterinary supply sales rose approximately 16.0% in the Current Quarter.

         Gross Margins. Gross margins increased 13.7% over the Prior Quarter due a combination of higher sales volumes and a 30 basis point expansion in the gross margin rate. The consolidated gross margin rate benefited from favorable changes in product mix within the veterinary supply segment. Dental supply gross margins were the same as last year reflecting a shift in sales mix to a higher percentage of consumables and equipment due to dental acquisitions together with lower high-margin software revenues. This year's gross margins also reflect the benefit of above average finance contract sales during the quarter.

         Operating Expenses. Results for the Current Quarter include the impact of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" resulting in the cessation of goodwill amortization. Additional information regarding the adoption of SFAS No. 142 is included in the Notes to the Consolidated Financial Statements on pages 7 and 8 of this document. That information is incorporated by reference into this section of this report. After adjusting the Prior Quarter to exclude goodwill amortization, Current Quarter operating expenses increased 13.0% and were flat as a ratio to sales.

         The Company continued to invest in new marketing programs and technical service initiatives in the second quarter. Over the past few quarters, the Company has made substantial investments in people and training to support its single-source technology solution aimed at automating and networking the dental office. While the Company realized sales and modest profits from this program in the Current Quarter, it had a dampening effect on the Company's operating expense rate. The implementation of new systems for managing and strengthening the Company's technical service operation affected the expense rate in the Current Quarter as well. The Company expects these new systems to improve operating efficiencies and contribute to sales growth over time. For the short-term, however, this initiative will continue to add incremental expense for the Company consisting primarily of additional training, software licensing fees and communication costs. The Current Quarter expense rate also reflects the impact of the acquisition of Thompson Dental, which was contributory to operating earnings in the Current Quarter but to a lesser degree than the Company's historical dental business. We expect the operating income contribution to increase from this incremental business in the second half of the fiscal year.

         Operating Income. Operating income increased 18.1% and improved 50 basis points as a percent of sales. Higher sales volumes accounted for most of the increase. The improvement in operating income as a percent of sales is primarily the result of a positive sales mix in the veterinary supply business. The discontinuation of goodwill amortization in the Current Quarter due to adoption of SFAS No. 142 also helped improve operating income.

         Other Income. Other income, net of expenses, was $1.7 million for the Current Quarter compared to $1.2 million for the Prior Quarter. The benefit of higher financing income from equipment contracts was mitigated by the elimination of the amortization of deferred credits associated with the adoption of SFAS No. 142.

         Income Taxes. The effective income tax rate in the Current Quarter was 37.6%, which was adjusted up from the 37.4% rate used in Prior Quarter to reflect the impact of the elimination of the amortization of the deferred credits discussed above.

         Earnings Per Share, Before Cumulative Effect of Accounting Change. Diluted earnings per share increased to $0.40 versus $0.34 a year ago. Had amortization of goodwill and the deferred credits ceased in the Prior Quarter, Prior Quarter earnings would have increased by $0.4 million or less than $0.01 per diluted share.

Six-months Ended October 26, 2002 Compared to six-months Ended OCTOBER 27, 2001.

         Net Sales. Net sales for the six months ended October 26, 2002 ("Current Period") increased 19.8% to $788.6 million from $658.3 million in the six months ended October 27, 2001 ("Prior Period"). Six month results include two months of incremental sales from the acquisition of the assets of
   J. A. Webster, Inc. which annualized into the Company's results in July 2002.

         Dental supply sales grew 15.0%. Six month trends parallel second quarter results where increases reflect strong sales in consumables and equipment with acquisitions contributing between 4% and 5% to the overall sales increase. Sales of consumable dental supplies, including printed office products, increased 12.7% paced by the US dental market where consumable sales increased 14.0%. Equipment and software sales increased 18.8%. The Company experienced double digit growth in all major equipment product offerings. However, a decline in front-office practice management software tempered sales growth of this product category. Sales of other services and products, up 19.5%, benefited from strong sales of technical service labor and parts, software support and insurance e-claims.

         Canadian dental sales increased 13.1% over last year led by strong sales of equipment. The acquisition of DQD in July 2002 contributed between 5% and 6% to the overall sales increase in Canada. Currency exchange rates had a nominal impact on results in the Current Period.

         Veterinary supply sales improved 7.7% on a pro forma basis amounting to $92.2 million in the Current Period.

         Gross Margins. Gross margins represented 34.4% of sales, down 30 basis points from the Prior Period reflecting the impact of the acquisition of the assets of J. A. Webster, Inc. which did not annualize into the Company's results until July 2002. Gross margins in the veterinary business are typically in the lower to mid 20's compared to the mid 30's for the dental business. The gross margins for the dental business were better than last year by 10 basis points.

         Operating Expenses. Operating expenses increased $26.8 million, or 16.4%. As a percentage of sales, operating expenses declined 60 basis points from the Prior Period. Current Period operating expenses as a percent of sales reflects six months of operating results for Webster Veterinary Supply compared to four months in the Prior Period. Since the operating expense rate in the veterinary business is lower than in the dental business, this disparity provides a favorable year-over-year impact of approximately 40 basis points after the amortization of certain identifiable intangible assets. Discontinuation of goodwill amortization resulting from the adoption of FAS 142 also positively impacted the year-over-year expense rate by approximately 20 basis points. Excluding the impact of the adoption of FAS 142, the Current Period operating expense rate for the historical dental business was unchanged from the Prior Period. Six month performance in the dental business operating expense rate is similar to second quarter results reflecting the strategic investments the Company is undertaking to capitalize on market opportunities, as well as in infrastructure and systems to strengthen efficiencies and reduce costs. Also analogous to the second quarter is the pressure on the expense rate from the integration and leveraging of the Thompson Dental acquisition.

         Operating Income. Operating income grew by 24.4% and improved 30 basis points as a percent of sales. The elimination of goodwill amortization benefited operating income by $1.7 million or 20 basis points.

         Other Income. Other income declined $0.1 million in the Current Period. The cessation of the amortization of deferred credits associated with the adoption of SFAS No. 142 net of increased interest income resulted in the decrease.

         Income Taxes. The effective tax rate increased to 37.6% up from 37.4% in the Prior Period.

         Earnings Per Share, Before Cumulative Effect of Accounting Change. Diluted earnings per share increased to $0.77 versus $0.63 a year ago. Had amortization of goodwill and the deferred credits ceased in the Prior Year, Prior Year earnings would have increased by $0.8 million or $0.01 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

   During the first half of fiscal 2003, Patterson generated $25.5 million of cash from operations, compared to $28.0 million in the year-earlier period. Operating cash flow declined relative to the prior year despite a 22.7% increase in earnings. The $2.5 million decrease results primarily from a reduction in accounts payable levels including the expiration of extended billing terms from Fort Dodge for its Proheart-6(R) heartworm medication. Days sales outstanding were 45 days at the end of the second quarter. Inventory turns stood at 6.7, essentially unchanged from the year-earlier period.

   We invested $4.5 million to acquire Distribution Quebec Dentaire Inc., and to settle certain contingent consideration obligations related to previous acquisitions. In comparison, we used $84.2 million of cash in the Prior Quarter primarily to purchase the assets of J. A. Webster, Inc.

   The Company expects funds generated by operations and existing cash and cash equivalents to continue to be its most significant sources of liquidity. The Company currently believes funds generated from the expected results of operations and available cash and cash equivalents of $167.0 million will be sufficient to meet the Company's working capital needs and finance anticipated expansion plans and strategic initiatives for the next fiscal year. In November 2002, the Company entered into a new credit facility, which provides for an unsecured line of credit of up to $50 million. Should additional investment opportunities arise, management believes that the strength of the Company's earnings, cash flows and balance sheet will permit the Company to obtain additional debt or equity capital, if necessary, at a reasonable cost.

CRITICAL ACCOUNTING POLICIES

     There has been no material change in the Company's Critical Accounting Policies, as disclosed in its 2002 Annual Report on Form 10-K filed July 25, 2002.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk during the three months ended October 26, 2002. For additional information refer to Item 7A of the Company's 2002 Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b)  Changes in Internal Controls

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareholders was held on September 9, 2002.

     (c)(1) The shareholders voted for one director nominee, Harold C. Slavkin, for a one year term, and two director nominees, Ronald
            E. Ezerski and Andre B. Lacy, for three year terms. 61,423,448 shares were voted for Mr. Slavkin and 1,131,640 shares withheld authority. 61,423,448 shares were voted for Mr. Ezerski and 1,131,640 shares withheld authority. 61,423,448 shares were voted for Mr. Lacy and 1,131,640 shares withheld authority There were no abstentions and no broker non-votes.

        (2) The shareholders voted to approve the Company's 2002 Stock Option Plan. The vote was 58,500,333 shares for, 3,949,685 shares against and 105,070 abstentions. There were no broker non-votes.

        (3) The shareholders voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 26, 2003. The vote was 60,844,490 shares for, 1,661,113 shares against and 47,357 abstentions. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.(S)1350, as Adopted, pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: December 9, 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation , to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002                      /s/ Peter L. Frechette
                                            ----------------------
                                            Peter L. Frechette
                                            Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation , to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002                      /s/ R. Stephen Armstrong
                                            ------------------------
                                            R. Stephen Armstrong
                                            Chief Financial Officer