Form 10-Q
period 2003-01-25
PATTERSON DENTAL CO
filed 2003-03-11
CIK 891024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2003.

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


Patterson Dental Company has outstanding 68,010,967 shares of common stock as of March 4, 2003.

                            PATTERSON DENTAL COMPANY

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements                                                      3-8

               Consolidated Balance Sheets as of January 25, 2003 and April 27, 2002       3

               Consolidated Statements of Income for the Three Months
               and Nine Months Ended January 25, 2003 and January 26, 2002                 4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended January 25, 2003 and January 26, 2002                          5

               Notes to Consolidated Financial Statements                                  6

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                               9-13

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk                 14

      Item 4 - Controls and Procedures                                                    14


PART II - OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                                           14

      Signatures                                                                          15

      Certifications                                                                   16-17


Safe Harbor Statement Under The Private Securities Litigation Reform Act Of
---------------------------------------------------------------------------
1995:
-----

         This Form 10-Q for the period ended January 25, 2003, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company's Form 10-K report filed July 25, 2002, and other documents filed with the Securities and Exchange Commission. See also page 13 of this Form 10-Q.

                          PART I FINANCIAL INFORMATION

                            PATTERSON DENTAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                January 25, 2003  April 27, 2002
                                                ----------------  --------------
ASSETS                                               (unaudited)
Current assets:
     Cash and cash equivalents                         $ 135,365      $ 125,986
     Short-term investments                               28,292         25,251
     Receivables, net                                    223,269        222,435
     Inventory                                           150,631        142,457
     Prepaid expenses and other current assets            12,730         13,291
                                                       ---------      ---------
         Total current assets                            550,287        529,420
Property and equipment, net                               56,636         57,140
Goodwill                                                 125,395        115,079
Identifiable intangibles, net                              9,290         11,149
Other                                                     22,482          5,588
                                                       ---------      ---------
         Total assets                                  $ 764,090      $ 718,376
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $ 102,577      $ 133,637
     Accrued payroll expense                              26,408         28,311
     Income taxes payable                                  5,137          7,815
     Other accrued expenses                               34,312         28,244
                                                       ---------      ---------
         Total current liabilities                       168,434        198,007
Non-current liabilities                                    2,393          2,637
                                                       ---------      ---------
         Total liabilities                               170,827        200,644

Deferred credits                                              --          3,372

STOCKHOLDERS' EQUITY
     Common stock                                            680            681
     Additional paid-in capital                           82,661         90,777
     Accumulated other comprehensive loss                 (2,159)        (3,084)
     Retained earnings                                   535,756        449,661
     Notes receivable from ESOP                          (23,675)       (23,675)
                                                       ---------      ---------
         Total stockholders' equity                      593,263        514,360
                                                       ---------      ---------
         Total liabilities and stockholders' equity    $ 764,090      $ 718,376
                                                       =========      =========


                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended            Nine Months Ended
                                                 January 25,     January 26,    January 25,    January 26,
                                                     2003           2002           2003           2002
                                                 -----------    -----------    -----------    -----------
Net sales                                        $   421,070    $   357,394    $ 1,209,630    $ 1,015,666
Cost of sales                                        273,305        231,786        790,916        661,788
                                                 -----------    -----------    -----------    -----------
Gross margin                                         147,765        125,608        418,714        353,878
Operating expenses                                   101,288         87,027        290,916        249,902
                                                 -----------    -----------    -----------    -----------
Operating income                                      46,477         38,581        127,798        103,976

Other income and expense:
          Amortization of deferred credits                --            221             --            663
          Finance income, net                          1,681            949          4,772          3,755
          Interest expense                               (34)           (12)           (45)           (83)
          Profit (loss) on currency exchange             108            (70)            38           (119)
                                                 -----------    -----------    -----------    -----------

Income before income taxes and
     cumulative effect of accounting change           48,232         39,669        132,563        108,192

Income taxes                                          18,130         14,837         49,840         40,465
                                                 -----------    -----------    -----------    -----------

Income before cumulative effect of
     accounting change                                30,102         24,832         82,723         67,727

Cumulative effect of accounting change-
     See Note 7                                           --             --          3,372             --
                                                 ===========    ===========    ===========    ===========
Net income                                       $    30,102    $    24,832    $    86,095    $    67,727
                                                 ===========    ===========    ===========    ===========


Before cumulative effect of accounting change:
          Earnings per share - basic             $      0.44    $      0.37    $      1.22    $      1.00
                                                 ===========    ===========    ===========    ===========
          Earnings per share - diluted           $      0.44    $      0.36    $      1.21    $      0.99
                                                 ===========    ===========    ===========    ===========

After cumulative effect of accounting change:
          Earnings per share - basic             $      0.44    $      0.37    $      1.27    $      1.00
                                                 ===========    ===========    ===========    ===========
          Earnings per share - diluted           $      0.44    $      0.36    $      1.26    $      0.99
                                                 ===========    ===========    ===========    ===========
Weighted average common shares:
          Basic                                       67,797         67,687         67,855         67,675
          Dilutive potential                          68,406         68,225         68,505         68,163

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                            January 25, 2003  January 26, 2002
                                                            ----------------  ----------------
Operating activities:
      Income before cumulative effect of
        accounting change                                          $  82,723       $  67,727
      Adjustments to reconcile net income to net
        cash (used in) provided by operating activities:
            Depreciation                                               8,011           6,684
            Amortization of deferred credits                              --            (664)
            Amortization of intangibles                                1,858           3,909
            Bad debt expense                                             697           1,326
            Change in assets and liabilities, net of acquired        (59,074)        (32,742)
                                                                   ---------       ---------
Net cash provided by operating activities                             34,215          46,240

Investing activities:

      Additions to property and equipment, net                        (8,658)         (8,356)
      Acquisitions, net                                               (4,956)        (86,123)
      (Purchase) sale of short-term investments                       (3,041)          1,736
                                                                   ---------       ---------
 Net cash used in investing activities                               (16,655)        (92,743)

Financing activities:
      Payments and retirement of long-term debt and
        obligations under capital leases                                (275)           (300)
      Common stock repurchased, net
                                                                      (8,117)         (4,826)
                                                                   ---------       ---------
Net cash used in financing activities                                 (8,392)         (5,126)

Effect of exchange rate changes on cash                                  211            (784)
                                                                   ---------       ---------

Net increase (decrease) in cash and cash equivalents                   9,379         (52,413)

Cash and cash equivalents at beginning of period                     125,986         160,024

                                                                   ---------       ---------
Cash and cash equivalents at end of period                         $ 135,365       $ 107,611
                                                                   =========       =========

                             See accompanying notes.

                            PATTERSON DENTAL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                January 25, 2003

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 25, 2003, and the results of operations and the cash flows for the periods ended January 25, 2003 and January 26, 2002. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended January 25, 2003 and January 26, 2002, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 27, 2002, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2002 Annual Report on Form 10-K filed on July 25, 2002.

     The consolidated financial statements of Patterson Dental Company include the assets and liabilities of PDC Funding Company, LLC, a wholly owned subsidiary and a separate legal entity under Minnesota law. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC.

2. The fiscal year end of the Company is the last Saturday in April. The third quarter of fiscal 2003 and 2002 represent the 13 weeks ended January 25, 2003 and January 26, 2002, respectively.

3. Total comprehensive income was $31,182 and $87,020 for the three and nine months ended January 25, 2003, respectively, and $23,582 and $66,081 for the three and nine months ended January 26, 2002 respectively.

4. On April 2, 2002 and July 9, 2002, respectively, the Company purchased Thompson Dental Company ("Thompson"), an eastern regional dental supplier in the U.S., and Distribution Quebec Dentaire, Inc. ("DQD"), a full-service distributor of dental supplies and equipment serving the province of Quebec, Canada. The operating results of Thompson and DQD are included in the consolidated statements of income since the dates of acquisition. Pro forma results of operations have not been presented since the effect of the acquisitions was not material to the Company.

     The Company also acquired the assets of J. A. Webster, Inc. in July 2001. The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of the prior fiscal year. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

                                                          Nine Months Ended
                                                           January 26, 2002
                                                           ----------------
                   Net sales                                 $1,049,294
                   Net income                                    68,118 (1)

                   Earnings per share - basic                     $1.00 (1)
                   Earnings per share - diluted                   $0.99 (1)

(1) Reflects the amortization of certain identifiable intangible assets. Because the transaction was consummated following the effective date specified in the recently issued Statement of the Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets," the

     Company is not amortizing goodwill for this transaction, but the goodwill becomes subject to periodic evaluations of possible impairment in its value.

5. The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                       Three Months Ended     Nine Months Ended
                                       ------------------     -----------------
                                       Jan. 25,   Jan. 26,   Jan. 25,   Jan. 26,
                                         2003       2002       2003       2002
                                        ------     ------     ------     ------
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares      67,797     67,687     67,855     67,675

  Effect of dilutive securities:
    Stock Option Plans                     520        449        567        401
    Employee Stock Purchase Plan             9          9          9          8
    Capital Accumulation Plan               80         80         74         79
                                        ------     ------     ------     ------

  Dilutive potential common shares         609        538        650        488
                                        ------     ------     ------     ------

Denominator for diluted earnings per
 share - adjusted weighted-average
 shares and assumed conversions         68,406     68,225     68,505     68,163
                                        ======     ======     ======     ======

6. Certain financial information regarding the Company's reportable segments is as follows:

                                          Three Months Ended        Nine Months Ended
                                       -----------------------   -----------------------
                                        Jan. 25,     Jan. 26,     Jan. 25,     Jan. 26,
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
Net sales:
     Dental supply:
          Consumable dental and
           printed office products     $  210,178   $  189,807   $  641,561   $  572,455
          Equipment and software          141,396      103,059      342,089      272,016
          Other                            29,248       27,126       93,493       80,881
                                       ----------   ----------   ----------   ----------
                                          380,822      319,992    1,077,143      925,352
     Veterinary supply                     40,248       37,402      132,487       90,314
                                       ----------   ----------   ----------   ----------
Consolidated net sales                 $  421,070   $  357,394   $1,209,630   $1,015,666
                                       ==========   ==========   ==========   ==========

Operating income:
     Dental supply                     $   44,119   $   36,781   $  117,930   $   98,971
     Veterinary supply                      2,358        1,800        9,868        5,005
                                       ----------   ----------   ----------   ----------
Consolidated operating income          $   46,477   $   38,581   $  127,798   $  103,976
                                       ==========   ==========   ==========   ==========

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

     The following table reconciles reported fiscal 2002 net earnings and basic and diluted net earnings per share before the cumulative effect of an accounting change had this statement been effective April 29, 2001:

                                         Three Months Ended   Nine Months Ended
                                          January 26, 2002     January 26, 2002
                                         ------------------   -----------------
     Net Earnings:
     Reported net income                      $   24,832         $   67,727
     Deferred credit amortization                   (221)              (663)
     Goodwill amortization, net of tax               614              1,829
                                              ----------         ----------
     Adjusted net earnings                    $   25,225         $   68,893
                                              ==========         ==========

     Earnings per share:
     Reported basic                           $     0.37         $     1.00
     Deferred credit amortization                     --              (0.01)
     Goodwill amortization, net of tax                --               0.03
                                              ----------         ----------
     Adjusted basic earnings per share        $     0.37         $     1.02
                                              ==========         ==========

     Reported diluted                         $     0.36         $     0.99
     Deferred credit amortization                     --              (0.01)
     Goodwill amortization, net of tax              0.01               0.03
                                              ----------         ----------
     Adjusted diluted earnings per share      $     0.37         $     1.01
                                              ==========         ==========


     Goodwill by operating segment is as follows:

                                         January 25, 2003   April 27, 2002
                                         ----------------   --------------
        Dental Supply                        $ 66,759           $ 57,017
        Veterinary Supply                      58,636             58,062
                                             --------           --------
        Total                                $125,395           $115,079
                                             ========           ========

     The change in the dental supply segment goodwill is predominantly the result of the preliminary purchase price allocation for the acquisition of Distribution Quebec Dentaire in July 2002 and adjustment of the preliminary purchase price allocation associated with the purchase of Thompson Dental Company in April 2002.

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

                                   Three Months Ended         Nine Months Ended
                              --------------------------- ---------------------------
                              Jan. 25, 2003 Jan. 26, 2002 Jan. 25, 2003 Jan. 26, 2002
                              ------------- ------------- ------------- -------------
Net sales                            100.0%        100.0%        100.0%        100.0%
Cost of sales                         64.9%         64.9%         65.4%         65.2%
                                     -----         -----         -----         -----

Gross profit                          35.1%         35.1%         34.6%         34.8%
Operating expenses                    24.1%         24.3%         24.0%         24.6%
                                     -----         -----         -----         -----

Operating income                      11.0%         10.8%         10.6%         10.2%
Other income and expense, net          0.4%          0.3%          0.6%          0.4%

Income before income tax              11.4%         11.1%         11.2%         10.6%
Net Income                             7.1%          6.9%          7.1%          6.6%
                                     =====         =====         =====         =====

QUARTER ENDED JANUARY 25, 2003 COMPARED TO QUARTER ENDED JANUARY 26, 2002.

          Net Sales. Net sales for the three months ended January 25, 2003 ("Current Quarter") totaled $421.1 million, a 17.8% increase from $357.4 million reported for the three months ended January 26, 2002 ("Prior Quarter").

          Dental supply sales rose 19.0% to $380.8 million, paced by sales of equipment, which grew 37.2% reflecting strong demand for core dental equipment, the CEREC(R)3 dental restorative system and digital radiography systems. While software unit sales were down quarter-over-quarter, a gain in momentum nearly doubled the second quarter sales. Consumable and printed office products increased 10.7% in the Current Quarter. Sale of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, increased 7.8%. The estimated internal growth of the dental segment was approximately 14%-15%. The acquisitions of Thompson Dental Company ("Thompson") and Distribution Quebec Dentaire ("DQD") also contributed to the total sales improvement. See Note 4 to the Consolidated Financial Statements.

          Canadian dental sales rebounded after a slower second quarter, increasing to $28.7 million, or 25.5% over the Prior Quarter. The impact of DQD, acquired in July 2002, contributed approximately 16 percentage points of this growth. Equipment sales led the increase, growing 50.5%, primarily due to robust CEREC and digital radiography sales.

          Veterinary sales increased 7.6% to $40.2 million compared to $37.4 million in the Prior Quarter. The promotional sales of a major heart worm medication in the Prior Quarter negatively impacted sales growth by 2.7% in the Current Quarter.

          Gross Margins. Gross profit increased 17.6% over the Prior Quarter solely as a result of higher sales volumes while the margin remained flat at 35.1%. Dental supply posted a slight decline of 10 basis points in margin primarily due to the change in the overall mix of sales between consumables and equipment. Consumable sales generally carry a higher gross margin overall than equipment.

          Operating Expenses. Results for the Current Quarter include the impact of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" resulting in the cessation of goodwill amortization. Additional information regarding the adoption of SFAS No. 142 is included in the Notes to the Consolidated Financial Statements on pages 7 and 8 of this document. That information is incorporated by reference into this section of this report. After adjusting the Prior Quarter to exclude goodwill amortization, Current Quarter operating expenses increased 17.6% and were flat as a ratio to sales.

          The Company continued to invest in new marketing programs and our technical service initiatives in the third quarter. Over the past few quarters, the Company has made substantial investments in people and training to support its office networking and digital radiography single-source technology solution, which was fully rolled out in the Current Quarter. While the Company is encouraged with the sales related to the hardware component of this program, the investment that we are making had a dampening effect on the operating expense rate. The implementation of new systems for managing and strengthening the technical service operation affected the expense rate as well. The Company expects these new systems to improve operating efficiencies and contribute to sales growth over time. For the short-term, however, this initiative will continue to add incremental expense for the Company consisting primarily of additional training, software licensing fee and communication costs. In addition, the Current Quarter expense rate reflects the impact of the Thompson acquisition, which was contributory to operating earnings but to a lesser degree than the Company's historical dental business. The operating income contribution from this incremental business is expected to continue to improve as we go forward.

          Operating Income. Operating income increased 20.5% and improved 20 basis points as a percent of sales. Higher sales volumes accounted for most of the increase in operating income while the improvement in operating margin was primarily the result of the discontinuance of goodwill amortization in the Current Quarter due to the adoption of SFAS No. 142.

          Other Income. Other income, net of expenses, was $1.8 million for the Current Quarter compared to $1.1 million for the Prior Quarter. The benefit of higher financing income from equipment contracts was mitigated by the elimination of the amortization of deferred credits associated with the adoption of SFAS No. 142.

          Income Taxes. The effective income tax rate in the Current Quarter was 37.6%, which was adjusted up from the 37.4% rate used in Prior Quarter to reflect the impact of the elimination of the amortization of the non-taxable deferred credits discussed above.

          Earnings Per Share, Before Cumulative Effect of Accounting Change. Diluted earnings per share increased to $0.44 versus $0.36 a year ago. Had amortization of goodwill and the deferred credits ceased in the Prior Quarter, Prior Quarter earnings would have increased by $0.4 million or less than $0.01 per diluted share.

NINE-MONTHS ENDED JANUARY 25, 2003 COMPARED TO NINE-MONTHS ENDED JANUARY 26,
2002.

          Net Sales. Net sales for the nine months ended January 25, 2003 ("Current Period") increased 19.1% to $1,209.6 million from $1,015.7 million in the nine months ended January 26, 2002 ("Prior Period"). Nine-month results include two months of incremental sales from the acquisition of the assets of J. A. Webster, Inc. which annualized into the Company's results in July 2002, and the Thompson and DQD acquisitions as discussed above.

          Sales for the Dental segment increased 16.4% to $1,077.1 million, led by strong equipment sales, including increasing sales of CEREC and digital radiography in both the U.S. and Canada in the third quarter. Practice management software sales, while down from Prior Period, improved in the third quarter from soft first and second quarter levels. Consumables continue to grow in the double digits but growth has slowed slightly over the nine months. Other products and services sales improved 15.6%, driven by software and equipment related services.

          Canadian dental sales increased 17.3% over last year led by strong sales of equipment. The acquisition of DQD in July 2002 contributed between 9% and 10% to the overall sales increase in Canada. Currency exchange rates had a nominal impact on results in the Current Period.

          Veterinary supply sales improved 6.9% on a pro forma basis (as if this acquisition had occurred at the beginning of fiscal 2002) to $132.5 million in the Current Period. After giving affect to product introduction volume and follow-on fall promotional sales of a new heart worm medication during the Prior Period, the veterinary segment's comparable sales increase was approximately 15% for the first nine months of the fiscal year.

          Gross Margins. Gross margins represented 34.6% of sales, down 20 basis points from the Prior Period reflecting the impact of the acquisition of the assets of J. A. Webster, Inc. which did not annualize into the Company's results until July 2002. Gross margins in the veterinary business are typically in the lower to mid 20's compared to the mid 30's for the dental business. There was no change in gross margin compared to last year in the dental segment.

          Operating Expenses. Operating expenses increased $41.0 million, or 16.4%. As a percentage of sales, operating expenses declined 60 basis points from the Prior Period. Current Period operating expenses as a percent of sales reflects nine months of operating results for Webster Veterinary Supply compared to seven months in the Prior Period. Since the operating expense rate in the veterinary business is lower than in the dental business, this disparity provides a favorable year-over-year impact of approximately 30 basis points after the amortization of certain identifiable intangible assets. Discontinuance of goodwill amortization resulting from the adoption of SFAS No. 142 also positively impacted the year-over-year expense rate by approximately 30 basis points. Excluding the impact of the adoption of SFAS No. 142, the Current Period operating expense rate for the historical dental business was unchanged from the Prior Period. Nine month performance in the dental business operating expense rate is similar to third quarter results reflecting the strategic investments the Company is undertaking to capitalize on market opportunities, as well as in infrastructure and systems to strengthen efficiencies and reduce costs. Also similar to the third quarter the nine-month expense rate reflects the integration and leveraging of the Thompson acquisition.

          Operating Income. Operating income grew by 22.9% and improved 40 basis points as a percent of sales. The elimination of goodwill amortization benefited operating income by $2.6 million or 30 basis points compared to Prior Period.

          Other Income. Other income increased $0.5 million in the Current Period. The cessation of the amortization of deferred credits associated with the adoption of SFAS No. 142 net of increased interest income resulted in the increase.

          Income Taxes. The effective tax rate increased to 37.6% up from 37.4% in the Prior Period reflecting the impact of the elimination of the amortization of the non-taxable deferred credits discussed above.

          Earnings Per Share, Before Cumulative Effect of Accounting Change. Diluted earnings per share increased to $1.21 versus $0.99 a year ago. Had amortization of goodwill and the deferred credits ceased in the Prior Period, Prior Period earnings would have increased by $1.2 million or $0.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Over the past nine months, Patterson generated $34.2 million of cash from operations, compared to $46.2 million in the Prior Period. The $12.0 million decline in operating cash flows, despite a 22.1% increase in earnings, primarily stemmed from significant financing activities in the third quarter. Contractual stipulations of the new commercial paper conduit agreement combined with the Company's contract terms and the timing of selling the contracts created a temporary increase in the receivable balance. Days sales outstanding were 48 days at the end of the third quarter. Inventory turns were 6.9, an improvement of .3 turns over the Prior Period.

     We invested $5.0 million to acquire Distribution Quebec Dentaire Inc., and to settle certain contingent consideration obligations related to previous acquisitions. In comparison, we used $86.1 million of cash in the Prior Period primarily to purchase the assets of J. A. Webster, Inc. The Company also repurchased $13.1 million of common stock versus $8.3 million in the Prior Period.

     The Company expects funds generated by operations and existing cash and cash equivalents to continue to be its most significant sources of liquidity. The Company currently believes funds generated from the expected results of operations and available cash and cash equivalents of $163.7 million will be sufficient to meet the Company's working capital needs and finance anticipated expansion plans and strategic initiatives for the next fiscal year. Also, in November 2002, the Company entered into a new credit facility, which provides for an unsecured line of credit of up to $50 million. Should additional investment opportunities arise, management believes that the strength of the Company's earnings, cash flows and balance sheet will permit the Company to obtain additional debt or equity capital, if necessary, at a reasonable cost.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk during the three months ended January 25, 2003. For additional information refer to Item 7A of the Company's 2002 Form 10-K.

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

                            PART II OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.20     Patterson Dental Company Stock Option Plan For Canadian
                    Employees

          10.21 Credit Agreement dated as of November 22, 2002 among Patterson Dental Company, The Lenders, and Bank One.

          99.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                          PATTERSON DENTAL COMPANY
                                          (Registrant)

Dated: March 10, 2003

                                     By:  /s/ R. Stephen Armstrong
                                          --------------------------------------
                                          R. Stephen Armstrong
                                          Executive Vice President, Treasurer
                                            and Chief Financial Officer
                                          (Principal Financial Officer and
                                            Principal Accounting Officer)

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

Date: March 10, 2003                        /s/ Peter L. Frechette
                                            ------------------------
                                            Peter L. Frechette
                                            Chief Executive Officer

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

Date: March 10, 2003                        /s/ R. Stephen Armstrong
                                            ------------------------
                                            R. Stephen Armstrong
                                            Chief Financial Officer