Form 10-K
period 2003-04-26
PATTERSON DENTAL CO
filed 2003-07-24
CIK 891024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-20572

PATTERSON DENTAL COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Mendota Heights Road

St. Paul, Minnesota 55120

(Address of principal executive offices including Zip Code)

Registrant’s telephone number, including area code: (651) 686-1600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No

The aggregate market value of voting stock held by nonaffiliates of the registrant as of October 26, 2002, was approximately $2,495,200,000.

As of July 14, 2003, there were 68,164,714 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated	Part of Form 10-K
Proxy Statement for 2003 Annual Meeting of Shareholders	Part III

FORM 10-K INDEX

i

PART I

1. BUSINESS

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes forward-looking statements. Reference is made to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Operating Results, for a discussion of certain factors which could cause the Company’s actual operating results to differ materially from those expressed in any forward-looking statements.

General

Patterson Dental Company (“Patterson” or the “Company”) is a value-added distributor serving the North American dental supply and companion-pet (dogs, cats and other common household pets) veterinary supply markets. Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Direct Dental Supply Co.; Patterson Dental Canada, Inc.; Patterson Dental Supply, Inc.; Webster Veterinary Supply, Inc.; PDC Funding Company, LLC; Patterson Technology Center, Inc.; Colwell Systems, Inc. and Webster Management LP.

Patterson began distributing dental supplies in 1877. The modern history of the business dates to May 1985, when the Company’s management and certain investors purchased the Company from a subsidiary of The Beatrice Companies, Inc. Patterson became a publicly traded company in October 1992.

The Company historically reported under one operating segment, dental supply. In July 2001, the Company purchased the assets of J. A. Webster, Inc. The acquisition became a reportable business segment of the Company, and Patterson Dental Company began reporting two segments, dental supply and veterinary supply. The Company’s reportable segments are strategic business units that offer similar products and services to different customer bases.

Dental Supply

As Patterson’s largest business, Patterson Dental Supply is one of the two largest distributors of dental products in North America. The business currently has operations in the United States and Canada. Patterson Dental Supply, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); advanced technology dental equipment; practice management and clinical software; and office forms and stationery. The Company offers its customers a broad selection of dental products including more than 85,000 stock keeping units (“SKU’s”) of which approximately 4,000 are private-label products sold under the Patterson name. Patterson Dental Supply also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. The Company markets its dental products and services through over 1,200 direct sales representatives, 285 of whom are equipment specialists.

Founded in 1877, Patterson Dental Supply has over 125 years of experience providing quality service to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to $1,471.2 million in fiscal 2003, operating margins have increased every year since fiscal 1985 and profitability has increased from an operating loss in fiscal 1986 to operating income of $163.9 million in fiscal 2003.

The Company estimates the dental supply market it serves to be approximately $4.8 billion annually. The Company also believes that its share of this market is approximately 30%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices which is attractive for the Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 150,000 dentists practicing in the United States in approximately 120,000 dental practices, representing a fragmented, geographically diverse market. There are approximately 17,000 licensed dentists in Canada according to the Canadian Dental Association. The average general practitioner generated approximately $450,000 in annual revenue in 1999, while the average specialty practitioner produced about $600,000. The Company believes that a dentist uses between 5% and 7% of annual revenue to purchase consumable supplies used in the daily operations of the practice. This translates into between $22,000 and $42,000 of supplies being purchased by the average practice each year. However, dentists generally do not maintain a large supply of inventory on hand. The Company believes the average dental practitioner purchases about 40% of their supplies from their top supplier.

Total expenditures for dental services in the United States increased from $13 billion in 1980 to $68 billion in 2002. Domestic dental care expenditures are projected by the Centers for Medicare & Medicaid Services to grow 6% annually, reaching $100 billion by the year 2010. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

•	Demographics. The U.S. population grew from 235.1 million in 1980 to 280.3 million in 2002, and is expected to reach 299.9 million by 2010. The median age of the population is also increasing and Patterson believes that older dental patients spend more on a per capita basis for dental services.

•	Dental products and techniques. Technological developments in dental products have contributed to advances in dental techniques and procedures, including cosmetic dentistry and dental implants.

•	Demand for certain dental procedures. Demand is growing for preventive dentistry and periodontic (the treatment of gums), endodontic (root canals), orthodontic (braces) and other dental procedures which enable patients to keep their natural teeth longer and improve their appearance.

•	Increased dental office productivity. The number of dentists per 100,000 U.S. population is forecasted to decline over the next two decades. As a result, the number of patients per dental practice is expected to grow. For this reason, dentists are showing increased willingness to invest in dental equipment and office infrastructure that can strengthen the productivity of their practices.

•	Demand for infection control products. Greater public awareness and regulations and guidelines instituted by OSHA, the American Dental Association and state regulatory authorities have resulted in increased use of infection control (asepsis) products such as protective clothing, gloves, facemasks and sterilization equipment to prevent the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Coverage by dental plans. An increasing percentage of dental services are being funded by private dental insurance. The Centers for Medicare & Medicaid Services statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 50% of the $68 billion in total expenditures for 2002 as compared to approximately 30% of the $13 billion in total expenditures for 1980.

Veterinary Supply

Webster Veterinary Supply is the leading distributor of veterinary supplies to companion-pet (dogs, cats and other common household pets) veterinary clinics in the eastern United States and the third largest nationally. Webster provides products used for the treatment and/or prevention of diseases in companion pets and, to a lesser extent, equine animals. Founded in 1946 and headquartered in Sterling, Massachusetts, Webster has developed a strong regional brand identity as a value-added, full-service distributor of a virtually complete range of consumable supplies, equipment, diagnostic supplies, biologicals (vaccines) and pharmaceuticals. Webster does not distribute pet foods. Webster’s product offering, totaling more than 8,000 items, is sold by over 78 field sales representatives. In addition to its core business of distributing veterinary products, Webster Veterinary Supply has a significant agency commission business with a few large pharmaceutical manufacturers. Under the agency relationships, the Company typically earns a commission for soliciting orders through its sales force representatives. In the agency relationship, the Company processes the order to the manufacturer but handles none of the product nor does the Company bill and collect from the customer. The agency commissions that Webster Veterinary Supply earns range from 4% to 8%, a portion of which is shared with the direct sales personnel. Webster’s agency commissions accounted for approximately 2% of net sales in fiscal 2003. Net sales by this segment in fiscal 2003 were $185.8 million. Operating income totaled $15.0 million.

The Company estimates the market for pharmaceuticals and supplies sold to companion pet veterinarians through distribution is approximately $2.4 billion on an annual basis. Based upon the estimated $2.4 billion market, the Company believes its share of this market is approximately 10%. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. There are approximately 60,000 veterinarians practicing at 21,700 animal health clinics. The vast majority, approximately 65% of veterinarians, work in private animal health clinics specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $550,000 of annual revenue. These practices purchase between $80,000 and $120,000 of supplies each year but similar to the dental practitioner do not maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products which are administered and dispensed by veterinarians.

According to a market study prepared by KMPG LLP for three veterinary professional organizations in 1999, the demand for veterinary services has grown significantly faster than growth in the overall economy. Total expenditures for veterinary services in the United States grew at an inflation adjusted real annual rate of 7.2% from 1980 through 1997, and are projected to grow 5% on a real basis annually, through the year 2015. The companion pet segment is the fastest growing area of the overall U.S. veterinary supply market. The Company believes this growth is sustainable due to the following favorable factors:

•	Number of households with companion pets. The number of households with companion pets is steadily expanding which increases the demand for veterinary services. In 2000, 62% of U.S. households owned a companion pet compared with 56% in 1988. Overall, 47% of all households in the U.S. own more than one type of pet.

•	Veterinary expenditures per household. The amount companion pet owners are willing to spend caring for their pets is increasing substantially. The American Pet Products Manufacturers Association estimates that pet owners will spend $31 billion in 2003 to care for the American pet population, or $460 per household. This is a 82% increase over the $17 billion spent in 1994. The greatest expense for pet owners in a 12-month period is for services related to veterinary care. The American Veterinary Medical Association estimates the veterinary expense per household is between $157 and $260 per year.

•	Veterinary products and techniques. Many new therapeutic and preventive products are being developed for the companion pet market. Technological developments have resulted in new innovative veterinary products and advances in veterinary services.

For further information on the Company’s operating segments and operations by geographic area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this document and Note 10 to the Consolidated Financial Statements.

Patterson’s Strategy

Patterson’s objective is to remain a leading national distributor of supplies, equipment and related services in its markets while continuing to improve its profitability and enhance its value to customers. To achieve this objective, Patterson has adopted a strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions.

Emphasizing Value-Added, Full-Service Capabilities. The Company believes that its customers value full service and responsive delivery of quality supplies and equipment, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services, and generally a superior sales representative can create a special relationship with the practitioner by providing an education link to the overall industry. The Company’s knowledgeable sales representatives assist customers in the selection and purchasing of supplies. In addition, the high quality sales force allows Patterson to offer broader product lines. Most dentists and veterinarians are independent, sole practitioners who are unable to store and manage large volumes of supplies in their offices. Patterson meets its customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers. Equipment specialists, technology representatives and service technicians also support the Company’s value-added strategy in the dental supply market. Equipment specialists offer consultation on office design, equipment requirements and financing. Technology representatives provide guidance on integrating technology solutions including practice management and clinical software, digital radiography, custom hardware and networking into the dental practice. The Company’s trained service technicians perform equipment installation, maintenance and repair services.

Using Technology to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability to its dental supply segment since 1987 when it first introduced Remote Order Entry (REMOSM). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers five systems to the dental supply segment, eMAGINE®, REMOSM, PDXpress®, PassPortSM Plus and Pattersondental.com. Customers as well as the Company’s sales force use these systems. Over the years, the number of orders transmitted electronically has grown steadily to approximately 54% of Patterson’s consumable dental product volume or $448.8 million in fiscal year 2003.

In fiscal 2002, the Company introduced its newest order entry system, eMAGINE®. eMAGINE® has become the standard platform for the sales representative and includes many new features and upgrades including: up to three years of order history for the customer’s reference, faster searches for products and reports, order tracking, instant information on monthly product specials, descriptions and photographs of popular products and an electronic custom catalog, including a printable version with scanable bar codes.

For those dental customers not using eMAGINE®, the Company offers three alternative order entry products. REMOSM gives customers direct and immediate ordering access through a personal computer to a database containing Patterson’s complete inventory. PDXpress® is a handheld order entry system that eliminates handwritten order forms by permitting a user to scan a product bar code from an inventory tag system or from Patterson’s bar-coded catalog. PassPortSM Plus is a smart phone which incorporates automated ordering and bar code scanning with credit card processing. These systems, including eMAGINE®, are provided at no additional charge to customers who maintain certain minimum purchase requirements.

The goal of the Company’s Internet strategy is to distribute information and service related products over the Internet to enhance customers’ practices and to increase sales force productivity. The Company’s Internet environment includes order entry, access to “Patterson Today” articles, manufacturers’ product information, and an office design application. Additionally, Patterson utilizes a tool, InfoSource, to provide real time customer and Company information to the Company’s sales force, managers and vendors via the Internet.

Late in fiscal 2002, the Company introduced eMAGINE® to the sales force calling on the veterinary supply market. During fiscal 2003, the Company began to offer eMAGINE® to a select number of its veterinary customers. Beta testing is underway and a complete rollout is expected to begin in late fiscal 2004. Since its introduction, approximately $34.4 million, or 15% of consumable veterinary sales have been processed using eMAGINE®. Webstervet.com, the Company’s website for the veterinary supply market, does not currently include e-commerce capabilities. Longer-term the Company plans to implement a strategy in the veterinary market similar to the dental market with multiple order entry systems that suit a variety of customers’ needs.

In addition to enhancing customer service, by offering its electronic order entry systems to customers, the Company enables its sales representatives to spend more time with existing customers and to call on additional customers.

Continuing to Improve Operating Efficiencies. Patterson continues to implement programs designed to improve operating efficiencies and allow for continued sales growth over time. These programs include a wide variety of initiatives from investing in management information systems to consolidating distribution centers. Recent initiatives include deploying InfoSource, upgrading the Company’s communications architecture, and implementing a new technical service system. In fiscal 2001, the Company launched its new InfoSource program, a web-based system that disseminates key sales information, customer purchasing trends and other administrative reports to the Company’s dental sales force and branch managers. InfoSource allows dental sales representatives to more effectively and efficiently market the Company’s broad product line while enabling branch managers to increase their productivity. The Company has also improved operating efficiencies by converting its communications architecture to faster, higher capacity data lines that combine voice and data transmissions while reducing overall communication costs. During fiscal 2003, the Company began implementing a new field service management tool for its technical service operations. This new tool will allow the Company to fundamentally change its technical service business processes improving the Company’s ability to coordinate the actions of its service technicians and enhancing customer service while reducing the overall cost of operations. The Company is also in the process of developing a new order entry system for its sales offices. The system is being developed around a customer relationship management concept and has a look and feel similar to the Company’s eMAGINE® product. This system will provide customer support staff with integrated customer information on one screen. By leveraging Patterson’s existing national distribution network, the Company has begun to implement a growth strategy in the veterinary supply market without significant new investments in physical infrastructure. In addition, many of the tools and capabilities available in the dental segment can be integrated into the veterinary segment. Consequently, the Company expects to continue to improve its operating leverage and efficiencies going forward.

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

Dental distribution acquisitions in the United States

•	In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 2002, Patterson acquired certain assets of 24 smaller dental dealers throughout the United States. During fiscal 2002, the Company acquired Thompson Dental Company of Columbia, SC, a leading value-

added distributor of dental supplies, equipment and services in the mid-Atlantic and southeastern U.S. Thompson ranked among the 10 largest dental distributors in the country.

Dental distribution acquisitions in Canada

•	In October 1993, the Company completed the acquisition of Healthco International, Inc.’s Canadian subsidiary, Healthco Canada, Inc. In August 1997, the Company acquired Canadian Dental Supply Ltd., which expanded the Company’s market share in British Columbia, Alberta, Saskatchewan and Ontario. In July 2002, the Company acquired Distribution Quebec Dentaire, Inc., augmenting the Company’s market share in Quebec. As a combined operation known as Patterson Dental Canada Inc., this subsidiary, which the Company believes is one of the two largest full-service dental products distributors in Canada, employs approximately 523 people, 141 of whom are sales representatives.

Printed office products acquisitions

•	In October 1996, the Company acquired the Colwell Systems division of Deluxe Corporation. Colwell Systems produces and sells a variety of printed office products used in medical and dental offices. In February 1999, the Company acquired Professional Business Systems, Inc. (PBS), Colwell’s largest supplier, to expand production capacity.

Software acquisitions

•	In July 1997, the Company acquired EagleSoft, Inc., a developer and marketer of Windows®-based practice management and clinical software for dental offices. EagleSoft, now known as the Patterson Technology Center, is located in Effingham, Illinois. In September 2000, the Company acquired eCheck-up.com, a web-based, value-added service that complements and expands the Company’s current product offerings to the front office of the dental practice. eCheck-up.com is an Internet service that provides on-line practice performance and benchmarking services to subscribing dental customers through its website. In December 2001, the Company purchased Modern Practice Technologies, a company that provides custom computing solutions to the dental industry. This acquisition helped Patterson to position itself to provide all of the custom hardware and networking required for interfacing the entire dental office.

Veterinary acquisitions

•	In July 2001, the Company acquired the assets of J. A. Webster, Inc. the leading distributor of veterinary supplies to companion pet veterinary clinics in the eastern United States and the third largest nationally. Webster is an excellent strategic fit with Patterson’s core competencies in value-added distribution. Like Patterson, Webster serves a large, fragmented market with similar growth and customer characteristics and has an ingrained sales culture that emphasizes customer relationships and unparalleled customer service. Webster will enable Patterson to capitalize upon a significant growth opportunity in the companion pet veterinary supply market.

Products and Services

The Company has operations in two segments, dental supply and veterinary supply. Each segment provides similar products and services albeit to different customer bases. The following table sets forth the principal categories of products and services offered by the Company:

	2003	2002	2001
Consumable and Printed Products	63%	64%	63%

Equipment and Software	29	28	28

Other (1)	8	8	9

Total	100%	100%	100%

(1)	Consists of other value-added products and services.

Consumable and Printed Products

Dental Supplies. Patterson offers a broad product line of consumable dental supplies such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); hand instruments; sterilization products; infection control products such as protective clothing, gloves and facemasks; paper, cotton and other disposable products; toothbrushes and a full line of dental accessories including instruments, burs, and diamonds. Patterson markets its own private label line of dental supplies including anesthetics, instruments, preventive and restorative products, and cotton and paper products. Compared to most name brand supplies, the private label line provides lower prices for the Company’s customers and higher margins for the Company.

Veterinary Supplies. Webster offers its customers a broad selection of veterinary supply products including consumable supplies, pharmaceuticals, diagnostics, and biologicals. Consumable supplies distributed by Webster include lab supplies, various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products. Webster’s pharmaceutical products are FDA licensed products including anesthetics, antibotics, injectables, ointments and neutraceuticals. The diagnostics product category includes on-site testing products for heartworm, FIV, FELV and Parvo virus. Biological products are comprised of vaccines and injectibles.

Printed Products. The Company provides a variety of printed products, office filing supplies, and practice management systems to office-based healthcare providers including dental, medical and veterinary offices. Products include custom printed products, insurance and billing forms, stationery, envelopes and business cards, labels, file folders, appointment books and other stock office supply products. Products are sold through three channels:

•	The Company’s dental supply sales force

•	The Company’s veterinary supply sales force

•	Catalogs distributed to over 150,000 customers several times a year

All three channels are supported by a staff of telemarketing personnel located in Champaign, Illinois. Orders are received by telephone, through the mail or electronically from the dental distribution order processing system.

Equipment and Software

Dental Equipment. Patterson Dental Supply is the largest supplier of dental equipment in the U.S. and Canada by a factor of more than two times when compared to its next largest competitor. It offers a wide range of dental equipment products including x-ray machines, high-and low-speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company also distributes newer technology equipment that provides customers with the tools to improve productivity and patient satisfaction. Examples of such innovative and high-productivity products include the CEREC® product family, a chair-side restoration system; air abrasion systems; digital x-rays; and inter-oral cameras.

Veterinary Equipment. Equipment sold by Webster generally consists of machines for hospital, laboratory and general surgical use within the veterinary practice. Equipment sales accounted for about 4% of veterinary segment sales in fiscal 2003.

Software. The Company develops and markets practice management and clinical software for dental professionals. Products include software for scheduling, billing, charting and storage/retrieval of digital images. The Company also sells software products developed by third parties including Sidexis by Sirona, Dimax2 by Planmeca and VixWin by Gendex. These value-added products are designed to help achieve office productivity improvements, which translates into higher profitability for the customer.

Hardware. In fiscal 2003, the Company began to offer custom hardware and networking solutions required for integrating the entire dental office. By January 2003, this new product offering was available to all of the Company’s dental customers. This initiative marks another step in Patterson’s overall strategy of providing customers with the convenience and cost-effectiveness of a virtually complete range of products and value-added services and is the newest component of the Company’s single-source solution for dental offices.

Other

Software Services. The Company offers a variety of services to complement its software products such as service agreements, electronic claims processing and billing statement processing. These services provide value to customers by allowing them to keep products current state, or receive payments more rapidly while obtaining greater productivity.

Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and Patterson’s 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance services for all dental equipment, whether or not purchased from Patterson, including 24-hour handpiece repair service. In addition to service technicians who provide installation and repair services on basic dental equipment, the Company also invested in personnel who specialize in installing and troubleshooting issues with technology solutions such as practice management software, digital imaging products, hardware and networking. The goal of this group, which is comprised of both local service technicians and the Patterson Technology Center, is to help customers integrate newer technology into their dental practice. The Patterson Technology Center helps the customer minimize costly downtime by offering a single point of contact for post sale technology related issues.

Dental Office Design. Patterson provides dental office layout and design services through the use of a computer-aided design (CAD) program. Equipment specialists can create original or revised dental office designs in a fraction of the time required to produce conventional drawings. Customers purchasing major equipment items receive dental office design services at no additional charge.

Equipment Financing. The Company provides a variety of options to fulfill its customers’ financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party. For non-equipment related needs, customers are referred to one of the third party organizations. These alternatives allow the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2003, the Company originated over $184.0 million of equipment finance contracts. The Company, or one of its vendor partners, financed approximately 40% of the equipment purchased by customers during fiscal 2003.

Equipment leasing is provided by Banc of America Vendor Finance, a unit of BankAmerica, pursuant to an agreement entered into in July 1993. Applications for lease financing originated by the Company are reviewed by Banc of America Vendor Finance who, upon approval, will purchase the equipment and lease it to the customer. They will also finance the customer’s purchases on an installment sale contract with no recourse to the Company. Since November 1998, Patterson has also maintained a finance referral agreement with an outside finance company to provide a more extensive selection of finance opportunities to its customers. Currently this service is provided by HPSC Inc. There are no recourse provisions under this agreement. Patterson receives referral fees under both of these agreements and these institutions service the accounts.

To meet the needs of its customers, the Company also initiates installment sale contracts which are sold to a commercial paper conduit managed by Bank One, N. A., or a group of banks led by U.S. Bank National Association.

To participate in the commercial paper conduit, the Company created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned subsidiary, and entered into a new Receivables Purchase Agreement with the commercial paper conduit. The Company transfers installment sale contracts to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit administered by Bank One. This agreement was renewed in May 2003, with a current limit of $200 million of contract purchases. There is no recourse to the Company for contracts purchased by the commercial paper conduit but there is a holdback equal to 10% of the contracts, which is carried as a non-current asset subject to mark-to-market adjustments.

The banks, led by U.S. Bank National Assocation, also purchase the Company’s installment sale contracts secured by dental equipment, on a limited recourse basis. The contract purchase agreement with the banks allowed for a maximum capacity of $50 million, which had been fully utilized at April 26, 2003. In May 2003, the Company extended its agreement with the banks, which now provides for sales of installment contracts up to $70 million.

The Company continues to service the accounts under both of the preceding arrangements for which it receives a fee.

Sales and Marketing

During fiscal 2003, the Company sold products to over 127,000 customers in the U.S. and Canada who made one or more purchases of supplies during the year. The Company’s customers include dentists, veterinarians, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2003, and Patterson is not dependent on any single customer or geographic group of customers. The Company’s sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company’s value-added approach.

A primary component of the Company’s value-added approach is its sales force. Due to the fragmented nature of both the dental and veterinary supply markets, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an education link to the overall industry, assist practitioners in selecting and purchasing products and help customers efficiently manage their supply inventories. Each representative works within an assigned sales territory under the supervision of a location (branch) manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some, less experienced, representatives receiving a base salary and commission.

To assist its sales representatives, the Company publishes a variety of catalogs and fliers containing product and service information. The Company’s dental customers receive a full-line product catalog containing over 24,000 inventoried items. Veterinary customers receive a parallel catalog, which contains the approximately 8,000 SKU’s offered to the veterinary market. These catalogs include detailed descriptions and specifications of products and are utilized by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high-demand items such as infection control products are promoted through merchandise fliers printed and distributed bimonthly to the dental supply market and monthly to the veterinary supply market. In addition, dental equipment sold by the Company is featured in the Company’s tri-yearly publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson, and information on equipment maintenance.

To enhance the total value it brings to its customers, the Company created value-added benefit programs for its preferred customers. The Patterson PlusSM program entitles its best dental customers to priority technical services, automated supply management systems at no charge, a variety of product discounts and reduced rates on financial, practice management and technical services. For its preferred veterinary customers, the Company offers the Webstar Plus program. Membership rewards include an assortment of benefits such as reduced finance rates and deferred billing terms for equipment purchases, in-depth business reports and product discounts.

Distribution

The Company believes that responsive delivery of quality supplies and equipment is a key element to providing complete customer satisfaction.

The Company ships dental consumable supplies from 10 strategically located distribution centers in the U.S. and Canada. Orders for consumable dental supplies can be placed by telephone or electronically 24 hours a day, seven days a week. Printed office products are shipped from the Company’s two manufacturing facilities in Illinois.

Veterinary supplies are shipped from 6 distribution centers. Orders can be placed by salesperson, telephone, fax or mail. Tele-sales representatives are responsible for processing approximately 70% of customers’ orders in this segment.

All orders are routed through the Company’s centralized computer ordering, shipping and inventory management systems, which are linked to each of the Company’s strategically located distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs shipment of the item from another center. Rapid and accurate order fulfillment is another principal component of the Company’s value-added approach. The Company estimates that 99% of its consumable goods orders are delivered to the customer on time, which is generally within 24 hours.

In order to assure the availability of the Company’s broad product lines for prompt delivery to customers, the Company must maintain sufficient inventories at its distribution centers. Purchasing is centralized by segment and the purchasing departments use a real-time perpetual inventory system to manage inventory levels. The Company’s inventory consists mostly of consumable supply items. By utilizing its computerized inventory management and ordering systems, the Company is able to accurately predict inventory turns in order to minimize inventory levels for each item.

The Company’s 96 dental sales offices are generally configured with display areas where the latest dental equipment can be demonstrated. Dental equipment inventory is generally custom ordered and is staged at the Company’s sales offices before delivery to dental offices for installation. About 50% of veterinary equipment orders are drop shipped directly to the customer, of which 15% are custom ordered from the manufacturer. The balance of veterinary equipment is distributed in a fashion similar to consumable supplies.

Sources of Supply

Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. The Company has a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2003, the Company processed 58% of its dental vendor invoices using EDI capabilities. In addition, 49% of Patterson’s dental purchase order volume was conducted employing EDI, which represented 71% of dental purchase order dollars placed during the fiscal year. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

The Company obtains products from approximately 1,400 vendors, including 1,100 in the dental segment and 300 in the veterinary segment. In addition, the Company has exclusive distribution agreements with several quality dental equipment manufacturers including Sirona for the CEREC®, and Schick Technologies for digital x-rays. The Company is the only national dealer for a-dec equipment, including chairs, units and cabinetry. A-dec is the largest manufacturer of dental equipment in the U.S.

While the Company makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products sold by the Company, the concentration of business with key suppliers is considerable. In fiscal 2003, the Company’s top 10 dental supply vendors and single largest vendor accounted for approximately 44% and 12%, respectively, of the cost of dental products sold. Likewise, the Company’s top 10 veterinary supply manufacturers and single largest supplier comprised 74% and 23%, respectively, of the Company’s cost of veterinary supply sales.

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

Within the “companion pet” market segment, competitors range from small local distributors to large national and regional full-service companies, and to a lesser extent mail order distributors or buying groups. Webster also competes directly with pharmaceutical companies who sell certain products directly to the customer.

The Company approaches its markets by emphasizing and delivering a value-added model to the practitioner. To differentiate itself from its competition it deploys a strategy of premium customer service, a highly qualified and motivated sales force, experienced service technicians, an extensive breadth and mix of products and services, accurate and timely delivery of product, strategic location of sales offices and distribution centers, and competitive pricing.

The Company also experiences competition in Canada in the dental supply market. Principal competitors include two national, full-service dental distributors, Ash Temple and Arcona, a division of Henry Schein, Inc. The Company believes it competes in Canada on essentially the same basis as in the United States.

Trademarks

Patterson has registered with the United States Patent and Trademark Office the marks “Patterson”, “PDXpress” and “eMAGINE”. The Company believes that the Patterson mark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company.

Employees

As of April 26, 2003, the Company employed 4,772 people in the United States and Canada on a full-time basis. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson’s employees is subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

Website Access to Company Reports

The Company makes available, free of charge, on or through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commissions. This material may be accessed by visiting the Investor Relations section of the Company’s website at www.pattersondental.com.

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

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the executive officers of the Company as of June 30, 2003.

Peter L. Frechette	65	Chief Executive Officer and Chairman of Board—Patterson Dental Company
James W. Wiltz	58	President and Chief Operating Officer—Patterson Dental Company
R. Stephen Armstrong	52	Executive Vice President, Chief Financial Officer and Treasurer—Patterson Dental Company
Scott R. Kabbes	42	President—Patterson Dental Supply, Inc., and President—Patterson Technology Center, Inc.
Jeffrey H. Webster	41	President—Webster Veterinary Supply, Inc.
Cree Z. Hanna	47	Vice President, Human Resources—Patterson Dental Company
Lynn E. Askew	41	Vice President, Management Information Systems—Patterson Dental Company
Gary D. Johnson	56	Vice President, Sales—Patterson Dental Supply, Inc.
R. Reed Saunders	55	Vice President—Patterson Dental Supply, Inc. and President—Colwell Systems, Inc.
Richard A. Kochmann	51	Vice President, Marketing—Patterson Dental Supply, Inc.
Andre Desjardins	50	President—Patterson Dental Canada, Inc.

The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company’s officers is employed pursuant to a written employment contract.

Background of Executive Officers

Peter L. Frechette has been Chief Executive Officer of the Company since September 1982. Mr. Frechette has been a director of Patterson since March 1983 and was named Chairman of Board in 1985. Mr. Frechette served as President of the Company from September 1982 to April 2003. Prior to joining Patterson, Mr. Frechette was employed by American Hospital Supply Corporation for 18 years, the last seven of which he served as president of its Scientific Products Division. Mr. Frechette is also a director of FinishMaster, Inc.

James W. Wiltz was named the Company’s President and Chief Operating Officer in April 2003. Mr. Wiltz served as a Vice President of the Company from 1986 to 2003 and as President of Patterson Dental Supply, Inc., from 1996 to 2003. He has been employed by Patterson since September 1969, initially as a territory sales representative. Mr. Wiltz was appointed to the Board of Directors in March 2001.

R. Stephen Armstrong was elected Executive Vice President, Treasurer and Chief Financial Officer of the Company effective July 31, 1999. Prior to joining Patterson, Mr. Armstrong had been an Assurance Partner with Ernst & Young LLP. Ernst & Young LLP is currently the Company’s independent auditor.

Scott R. Kabbes was named President of the Company’s subsidiary Patterson Dental Supply, Inc., in April 2003 and is also President of Patterson Technology Center, Inc. Mr. Kabbes owned EagleSoft prior to its acquisition by the Company in July 1996.

Jeffrey H. Webster has been President of Webster Veterinary Supply, Inc., since its acquisition by Patterson in July 2001. Mr. Webster held various management positions with J. A. Webster, Inc. since 1984. At the time the company was acquired, Mr. Webster was President of J. A. Webster, Inc.

Cree Z. Hanna joined Patterson Dental Company in June of 2002 as Vice President, Human Resources. Prior to joining Patterson, Ms. Hanna provided human resource consulting support to various organizations and served as Senior Vice President, Human Resources at U.S. BANCORP for approximately 9 years.

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

R. Reed Saunders has been a Vice President of Patterson Dental Supply, Inc. since March 1997 and is President of Colwell Systems, Inc. Prior to joining Patterson, Mr. Saunders spent 15 years with American Express Company as Senior Vice President—Chief Marketing Officer of its division, American Express Financial Advisors.

Richard A. Kochmann was promoted to Vice President, Marketing, of Patterson Dental Supply, Inc. in November 2000. Mr. Kochmann began his career with Patterson in 1980 as a college representative and has held various sales and management positions within the Company.

Andre Desjardins was named President of the Company’s Canadian subsidiary Patterson Dental Canada Inc., in May 2003. Mr Desjardins was President of Distribution Quebec Dentaire, Inc. prior to its acquisition by the Company in July 2002.

2. PROPERTIES

The Company owns its principal executive offices in St. Paul, Minnesota.

The Company has 10 dental and 6 veterinary distribution centers as well as two locations used to ship printed office products. Sales and administrative personnel for the veterinary segment reside within the distribution facilities. Distribution and manufacturing facilities are located in Alabama, California, Florida, Illinois, Indiana, Iowa, Massachusetts, North Carolina, Pennsylvania, South Carolina, Texas, Washington and Quebec and Alberta, Canada. The Company owns approximately 60%, or 346,000 square feet, of the total distribution space and the balance is leased.

The Company’s dental segment also maintains sales and administrative offices inside the United States at 87 locations in 45 states and outside the United States at 11 locations in Canada. All of these locations, except one, are leased. The Company has two owned manufacturing facilities used to produce the printed office products and one leased site.

In management’s opinion, all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations. Currently, the Company does not have substantial idle facilities.

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

Among the product liability cases in which the Company is currently a defendant, seven involve claims by healthcare workers alleging damages from allergic reactions from exposure to latex gloves distributed by the Company. In each of these cases the Company acted as a distributor of “Patterson” private label gloves manufactured by third parties, as well as gloves bearing the brand names of other suppliers. In each of these cases the Company intends to seek indemnification from or assert claims against the glove manufacturers pending completion of product identification.

Since May 1985 the Company has maintained product liability insurance coverage for any potential liability for claims arising out of products sold by the Company. The Company believes that any liabilities which might result from pending cases and claims relating to events occurring after May 1985 would be adequately covered by such insurance and that any unfavorable results in such cases would not have a material adverse effect on the Company’s business or financial condition. With respect to claims relating to events occurring prior to May 1985, the agreement providing for the acquisition of Patterson from The Beatrice Companies, Inc. provides that Beatrice and its successors are obligated to indemnify the Company for losses exceeding a litigation reserve established at the time of the acquisition plus $200,000. The successor to Beatrice has not been asked to indemnify the Company regarding any pending cases and has not contested its obligation to indemnify the Company. Although the Company has insurance coverage for product liability claims relating to events occurring after May 1985 and may be entitled to indemnification from third parties under certain circumstances, any additional litigation could have a material adverse effect on the Company’s business or financial condition in the future.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the three-month period ended April 26, 2003.

PART II

5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the Nasdaq Stock Market® under the symbol “PDCO”.

The following table sets forth the range of high and low sale prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2003
First Quarter	$53.47	$41.60
Second Quarter	$55.11	$44.25
Third Quarter	$54.60	$38.10
Fourth Quarter	$47.24	$35.41

	High	Low
Fiscal 2002
First Quarter	$37.24	$30.00
Second Quarter	$38.53	$31.00
Third Quarter	$42.05	$34.12
Fourth Quarter	$47.48	$38.86

On July 14, 2003, the number of holders of record of common stock was 4,244. The transfer agent for the Company’s common stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

The Company has not paid any cash dividends on its common stock since its initial public offering in 1992 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 26, 2003	April 27, 2002	April 28, 2001	April 29, 2000	April 24, 1999	April 25, 1998	April 26, 1997	April 27, 1996	April 29, 1995	April 30, 1994
Statement of Operations Data:
Net sales	$1,656,956	$1,415,515	$1,156,455	$1,045,883	$883,268	$782,284	$691,779	$611,086	$562,672	$496,411
Cost of sales	1,082,370	921,335	747,301	678,766	571,698	505,069	455,969	405,988	372,287	329,309

Gross margin	574,586	494,180	409,154	367,117	311,570	277,215	235,812	205,098	190,385	167,102
Operating expenses (2)	395,638	347,000	294,039	269,658	234,098	212,833	184,627	161,164	151,106	135,084

Operating income	178,948	147,180	115,115	97,459	77,472	64,382	51,185	43,934	39,279	32,018
Other income—net (2)	7,454	5,043	7,081	5,540	2,239	1,324	1,119	1,711	946	591

Income before income taxes and cumulative effect of accounting change	186,402	152,223	122,196	102,999	79,711	65,706	52,304	45,645	40,225	32,609
Income taxes	70,082	56,933	45,721	38,527	29,815	24,937	19,687	16,997	15,396	12,824

Income before cumulative effect of accounting change	$116,320	$95,290	$76,475	$64,472	$49,896	$40,769	$32,617	$28,648	$24,829	$19,785

Diluted earnings per share (1) (2)	$1.70	$1.40	$1.13	$0.95	$0.75	$0.61	$0.50	$0.86	$0.75	$0.59

Weighted average shares and potentially dilutive shares outstanding (1)	68,447	68,201	67,763	67,544	66,993	66,325	65,379	64,954	64,800	64,790

Dividends per common share	—	—	—	—	—	—	—	—	—	—

Balance Sheet Data:
Working capital	$422,093	$331,413	$310,046	$238,502	$187,952	$133,256	$96,893	$114,883	$90,392	$76,100
Total assets	823,423	718,376	549,180	451,976	373,250	316,373	255,311	212,973	179,307	144,475
Total debt	274	976	990	1,719	2,097	7,202	10,792	10,681	9,664	13,557
Stockholders’ equity	633,686	514,360	408,515	330,470	265,199	210,303	163,662	127,852	97,555	73,897

1.	Amounts are adjusted for a two-for-one stock split on June 13, 2000 and three-for-two splits on January 12, 1998 and June 17, 1994.
2.	Reflects the adoption of FASB Statement No. 142 “Goodwill and Other Intangible Assets”. See Note 3, “Goodwill and Other Intangible Assets”, to the consolidated Financial Statements. Had this standard been adopted at the beginning of fiscal 1994, income in fiscal years 1994 through 2000 would have been impacted by no more than $0.02 per diluted share.

7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company’s fiscal 2003 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes. The following background is essential to fully understanding the Company’s financial information.

Historically the Company’s effective strategy for growth focused on internal growth and the acquisition of smaller dental distributors and businesses offering dental related products and services. In fiscal 2002, the Company expanded its strategy to take advantage of a parallel growth opportunity in the veterinary supply market by acquiring the assets of J. A. Webster, Inc.

The historical operating performance of the veterinary supply business is somewhat different than the dental business. Gross margins in the veterinary business are typically in the mid 20’s compared to the mid 30’s for the dental business. The operating expense rate is also lower in the veterinary business than in the dental business. These disparities have had a notable impact on the Company’s operating ratios as is highlighted in the discussion that follows.

Results of Operations

The following table summarizes the results of operations over the past three fiscal years as a percent of sales:

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.3%	65.1%	64.6%

Gross margin	34.7%	34.9%	35.4%
Operating expenses	23.9%	24.5%	25.4%

Operating income	10.8%	10.4%	10.0%
Other income	0.4%	0.3%	0.6%

Income before taxes and cumulative effect of accounting change	11.2%	10.7%	10.6%
Income taxes	4.2%	4.0%	4.0%

Income before cumulative effect of accounting change	7.0%	6.7%	6.6%

Fiscal 2003 Compared to Fiscal 2002

Net Sales. Net sales for the year ended April 26, 2003 totaled $1,657.0 million, a 17.1% increase from $1,415.5 million reported last year.

Sales in the dental supply market increased 14.9%. Sales of dental equipment continued to be a principal sales growth driver for the dental supply segment, increasing 22.2%. Equipment was paced by robust demand for such new-technology products as the CEREC® 3 dental restorative system and digital radiography. Consumable supplies grew 11.1% due primarily to contributions from an expanded sales force, an increase in the number of customers and acquisitions. Sales of other services and products, consisting primarily of parts, technical service, software support and insurance e-claims, grew 15.6%. During the year, the Company successfully integrated two acquisitions into its dental operation: Thompson Dental Company (“Thompson”) acquired in early April 2002 and Distribution Quebec Dentaire, Inc. acquired in July 2002. The acquisitions accounted for approximately five percentage points of annual sales growth.

Canadian dental sales increased 21.4% in fiscal 2003, 19.0% excluding currency gains. The acquisition of DQD contributed about 6% to the overall sales increase in Canada.

Sales of the Webster Veterinary Supply unit increased 37.8% for the year to $185.8 million. Webster was acquired in the first quarter of fiscal 2002. Assuming this unit had been acquired at the beginning of fiscal 2002, Webster’s sales increased 10% in fiscal 2003.

Gross Margins. Gross margins increased 16.3% in fiscal 2003 due solely to higher sales volumes. The consolidated gross margin rate declined 20 basis points due to the addition of the veterinary supply business in July 2001. That business has historically experienced margins in the mid 20’s. Dental supply gross margins were the same as last year.

Operating Expenses. Results for fiscal 2003 include the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” resulting in the cessation of goodwill amortization. Additional information regarding the adoption of SFAS No. 142 is included in Note 3 to the Consolidated Financial Statements. That information is incorporated by reference into this section of this report. After adjusting fiscal 2002 to exclude goodwill amortization, fiscal 2003 operating expenses increased 15.2% but declined 40 basis points as a percent of sales.

Fiscal 2003 operating expenses as a percent of sales reflects twelve months of operating results for Webster Veterinary Supply compared to ten months in fiscal 2002. Since the operating expense rate in the veterinary business is lower than in the dental business, this disparity provides a favorable year-over-year impact of approximately 40 basis points after the amortization of certain identifiable intangible assets.

Excluding the impact of the adoption of SFAS No. 142, the 2003 operating expense rate for the dental business was unchanged from 2002. In fiscal 2003, the Company made substantial investments in people and training to support its single-source technology solution aimed at automating and networking the dental office. While the Company realized sales and modest profits from this program in 2003, it had a dampening effect on the Company’s operating expense rate. The implementation of new systems for managing and strengthening the Company’s technical service operation also affected the expense ratio in fiscal 2003. In addition, the current year expense rate reflects the impact of the acquisition of Thompson, which contributed to operating earnings but to a lesser degree than the Company’s historical dental business. By the end of fiscal 2003 the single-source technology solution and the acquisition were contributing to earnings at a rate similar to the historic dental business. While the Company expects the technical service initiative to improve operating efficiencies and contribute sales growth over time, the Company expects this initiative to be neutral to earnings in fiscal 2004 as the Company continues to invest in training and communication costs to roll-out the program nationwide.

Operating Income. Operating income increased 21.6% and improved 40 basis points as a percent of sales. Higher sales volumes accounted for most of the increase. The improvement in operating income as a percent of sales is primarily the result of the veterinary supply business, which saw a favorable improvement in its operating income due to operating leverage. The discontinuation of goodwill amortization in fiscal 2003 due to adoption of SFAS No. 142 also helped improve operating income.

Other Income. Other income, net of expenses, was $7.5 million for fiscal 2003 compared to $5.0 million for fiscal 2002. The benefit of higher financing income on equipment contracts was mitigated by the elimination of the amortization of deferred credits associated with the adoption of SFAS No. 142.

Income Taxes. The effective income tax rate in fiscal 2003 was 37.6%, an increase from the 37.4% rate used in fiscal 2002 reflecting the impact of the elimination of the amortization of the deferred credits discussed above which were non-taxable.

Earnings Per Share, Before Cumulative Effect of Accounting Change. Earnings per share increased to $1.70 versus $1.40 a year ago. Had amortization of goodwill and the deferred credits ceased in fiscal 2002, prior year net earnings would have increased by $1.6 million or approximately $0.02 per diluted share.

Fiscal 2002 Compared to Fiscal 2001

Net Sales. Net sales for the year totaled $1,415.5 million a 22.4% increase from $1,156.5 million reported in fiscal 2001. The Company’s sales growth reflected solid contributions from all product categories combined with $141.5 million of incremental sales from acquisitions.

Dental supply sales increased 10.7% for the fiscal year led by a 14.9% increase in equipment and software sales. The Company experienced double digit growth rates across most equipment product lines. Software sales were particularly robust growing 32% illustrating the success of a new marketing strategy launched during fiscal 2002. Sales for the year were also helped by an 8.8% increase in consumable dental supplies. Consumable dental supply sales were paced by a 10.0% increase in the U. S. dental market reflecting the continued expansion of the Company’s sales force and customer base. Sales of other dental products and services, consisting of parts, technical service, software support and insurance e-claims, grew 10.7% during fiscal 2002. Dental acquisitions, principally Thompson, added about $6.7 million to net sales and accounted for .6 percentage points of the 10.7% sales growth. Thompson was acquired for approximately $21 million in cash and stock and is expected to contribute sales of more than $50 million on an annualized basis, making it Patterson’s second largest dental acquisition. Thompson is expected to become accretive to earnings in the latter half fiscal 2003. In fiscal 2001, dental acquisitions contributed approximately 2 percentage points to the overall sales growth rate.

Canadian sales were up almost 10% for the year in local currencies due primarily to strong equipment sales. Currency exchange rates negatively impacted results reducing reported sales by approximately $3.5 million.

On a proforma basis, veterinary net sales increased approximately 10% year-over-year. However, sales on a comparable basis increased approximately 9%. This gives effect to the conversion of a product group from distribution status to an agency arrangement at the beginning of calendar year 2001. Comparable basis sales performance also excludes the introduction of ProHeart-6®, a new heart worm medication from Fort Dodge Animal Health that was introduced during fiscal 2002. Including ProHeart-6®, comparable basis sales increased 18%.

Gross Margin. The gross margin for the historical dental business was better than last year by 60 basis points benefiting from, among other things, improved point-of-sale margins in sundries, favorable changes in product mix, and improvement in the Colwell gross margins as this product group recognized results from its realignment efforts. Veterinary gross margins of 24.9% were consistent with management’s expectations. Gross margins on the veterinary supply business are lower than those on the dental operations as a result of pharmaceutical products, which carry lower margins. Reflecting this combination of factors, the Company’s consolidated gross margin for fiscal 2002 declined to 34.9% from 35.4% in fiscal 2001.

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

Other Income. Other income, net of expenses, was $5.0 million for fiscal 2002, a $2.0 million or 28.8% decline compared to fiscal 2001. The decrease resulted from lower yields on investment balances and reduced average cash balances due to expenditures for acquisitions.

Income Taxes. The effective income tax rate at 37.4% remained the same as last year.

Net Income. Net income increased to $95.3 million, or 24.6% due to the factors discussed above.

Earnings Per Share. Diluted earnings per share increased to $1.40 versus $1.13 reported a year ago, a 27 cent or 23.9% increase over a year ago. The acquisition of assets of J. A. Webster, Inc. added approximately $0.04 per diluted share to the Company’s consolidated net earnings in fiscal 2002.

Liquidity and Capital Resources

Patterson’s operating cash flow, which generally parallels net earnings, has been the Company’s principal source of liquidity in fiscal 2003, 2002 and 2001. Cash generated from operating activities was invested in working capital, capital expenditures and acquisitions.

Operating activities generated cash of $86.7 million in fiscal 2003 compared with $89.4 million in fiscal 2002 and $79.1 million in fiscal 2001. Cash flow from operations was diminished in both fiscal 2003 and 2002 by an increase in the level of equipment finance contracts the Company carried. At the end of fiscal 2002, the Company was unable to sell a portion of its equipment finance contracts due to capacity constraints with its then current bank arrangement. This was the result of stronger than anticipated fourth quarter equipment sales. The capacity constraints were eliminated in fiscal 2003 by a new financing arrangement with a commercial paper conduit. However, the Company is now required to receive one payment from the customer before a contract is eligible for sale to the commercial paper conduit. This requirement in conjunction with increased equipment sales resulted in an increase in the level of accounts receivable in fiscal 2003. The level of investment in working capital made in fiscal 2003 to support the financing portion of the business is not anticipated to repeat in fiscal 2004.

Capital expenditures net of dispositions were $11.4, $11.1, and $10.0 million in fiscal years 2003, 2002 and 2001, respectively. The Company expects to invest approximately $18 to $20 million in capital in fiscal 2004 to enhance information systems and upgrade facilities. The higher level of projected spending for fiscal 2004 includes expenditures for a new distribution center to replace an existing facility.

The Company leases various facilities under noncancelable operating lease arrangements. Future minimum lease payments under these leases are as follows: $8.9 in fiscal 2004; $7.1 in fiscal 2005; $5.2 in fiscal 2006; $3.5 in fiscal 2007; $2.5 in fiscal 2008 and $2.9 million in years thereafter.

In fiscal 2003, the Company used $6.5 million of cash for acquisitions, namely DQD. Acquisition costs incurred during fiscal 2003 also reflect contingent earn-out payments from acquisitions made in prior years. In comparison, the Company invested cash of $109.3 million in fiscal 2002 to acquire the assets of J. A. Webster Inc., Thompson, and Modern Practice Technologies, a company that provides custom computing solutions to the dental industry. The Company spent $3.8 million in fiscal 2001 to acquire one dental distribution business and eCheck-Up.com, a web-based value-added service company.

The Company repurchased 321,299, 247,000 and 125,000 shares of its common stock for $13.1, $8.3 and $3.6 million during fiscal 2003, 2002 and 2001, respectively. The shares repurchased minimized the dilutive effect of shares issued in conjunction with the Company’s employee benefit plans and in acquisitions.

The Company expects funds generated by operations and existing cash and cash equivalents to continue to be its most significant sources of liquidity. The Company currently believes funds generated from the expected results of operations and available cash and cash equivalents of $217.4 million will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives for the next fiscal year. However, to increase the Company’s liquidity and flexibility, the Company entered into a $50 million credit agreement. There were no outstanding borrowings under the agreement at April 26, 2003. Should additional investment opportunities arise, management believes that the strength of the Company’s earnings, cash flows and balance sheet will permit the Company to obtain additional debt or equity capital, if necessary.

The Company sells a significant portion of its installment sale contracts to a commercial paper funded conduit managed by a third party bank, and as a result commercial paper is indirectly an important source of liquidity for the Company. The Company is allowed to participate in the conduit due to its financial strength. Cash flow could be impaired if the Company’s financial strength diminished to a level that precluded the Company from taking part in this facility or other similar facilities. The Company’s financing business is described in further detail in Note 6 of the Notes to Consolidated Financial Statements. That description is incorporated by reference into this section.

Outlook

Over the last ten years, the Company has been able to average double-digit revenue and earnings growth through its strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions. The Company’s growth strategy will continue to focus on these key elements. Maintaining financial flexibility is also a key component of the Company’s future growth. With strong operating cash flow and available credit facility, the Company is confident that it will be able to financially support its future growth. The strategic initiatives that the Company implemented during fiscal 2003, which have significantly strengthened the Company’s operational platform, are also a key ingredient to continuing future growth. Given these factors, the Company considers itself well positioned to continue capitalizing upon the growth opportunities in both the dental supply and companion-pet veterinary supply markets. The Company continues to believe that the sustainable, long-term growth rate of its North American dental operation is four percentage points in excess of the market’s 7% to 9% estimated rate of growth. The Company also believes its Webster unit can continue to grow faster than the estimated 6% to 7% growth rate of the U.S. companion-pet veterinary supply market.

Asset Management

The following table summarizes the Company’s days sales outstanding (DSO) and inventory turnover over the past three fiscal years:

	2003		2002		2001
Days sales outstanding	49	(1)	50	(1)(2)	35
Inventory turnover (3)	7.3		6.5	(2)	7.1

(1)	Reflects an increase in the level of equipment finance contracts the Company carried. At the end of fiscal 2002, the Company was unable to sell a portion of its equipment finance contracts due to capacity constraints with its then current bank arrangement. This was the result of stronger than anticipated fourth quarter equipment sales. The capacity restraints were eliminated in fiscal 2003 by a new financing arrangement. However, under the new arrangement the Company is required to receive one payment from the customer before a contract is eligible for sale and as result the level of contracts carried by the Company at the end of 2003 remained higher than usual.
(2)	Reflects the non-annualized impact of the Webster and Thompson acquisitions during fiscal 2002.

(3)	The inventory values used in this calculation are the LIFO inventory values for U.S. dental and veterinary inventories and the FIFO inventory value for Canadian and Colwell inventories.

Foreign Operations

Foreign sales are derived primarily from operations in Canada. Fluctuations in currency exchange rates have not significantly impacted earnings. However, net sales in fiscal 2003 were enhanced by changes in the exchange rate while sales in fiscal 2002 and 2001 were adversely affected by the strengthening of the U.S. dollar. Without foreign currency effects, net sales would have been $2.3 million lower in fiscal 2003 but would have been higher by $3.5 and $2.5 million in fiscal 2002 and 2001, respectively. The Company expects the favorable US/Canadian exchange rate to continue to impact its rate of year-over-year sales growth during the first half of fiscal 2004. Changes in currency exchange rates is a risk accompanying foreign operations, but this risk is not considered material with respect to the net operations of the Company’s business.

Critical Accounting Policies

The Company has adopted various accounting policies to prepare its consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S.). Management believes that the Company’s policies are conservative and its philosophy is to adopt accounting policies, which minimize the risk of adverse events having a material impact on recorded assets and liabilities. However, the preparation of financial statements requires the use of estimates and judgements regarding the realization of assets and the settlements of liabilities based on the information available to management at the time. Changes subsequent to the preparation of the financial statements in economic, technological and competitive conditions may materially impact the recorded values of the Company’s assets and liabilities. Therefore, the users of the financial statements should read all the notes to the consolidated financial statements and be aware that conditions currently unknown to management will develop in the future. This may require a material adjustment to a recorded asset or liability to consistently apply the Company’s significant accounting principles and policies that are discussed in Note 1 to the Consolidated Financial Statements. The financial performance and condition of the Company may also be materially impacted by transactions and events that the Company has not previously experienced and for which the Company has not been required to establish an accounting policy or adopt a generally accepted accounting principle. Because we are a distributor, we face inventory risk due to obsolescence and customer preference. We assess our inventories continuously and value them at the lower of cost or market, and in addition, we relieve inventory cost using a last-in, first-out convention which results in an inventory carrying value that is well below the replacement cost of the inventory. Our revenue recognition processes involve establishing estimates for bad debts, returns, damaged goods and other allowances. These estimates are based on historical experience and the facts known at the date of preparing the financial statements but future events could cause actual results to vary from our estimates. We have acquired other businesses in the past and this has resulted in goodwill being recorded on our financial statements. While this asset is no longer amortized systematically over time due to changes in generally accepted accounting principles in the U.S., this asset is subject to a periodic assessment of its continuing value to the Company. Currently, we believe the recorded value is well below the realizable value of this asset.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of the Notes to Consolidated Financial Statements. That discussion is incorporated by reference into this section.

Factors That May Affect Future Operating Results

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K include forward-looking statements. Words such as “believes,” “expects,” “plans,” “estimates,” “intends” and variations of such words are intended to identify such forward-looking statements. The statements are not guaranties of future performance and are subject to certain risks, uncertainties or assumptions that are difficult to predict; therefore, the Company cautions shareholders and prospective investors that the following important factors, among others, could cause the Company’s actual operating results to differ materially from those expressed in any forward-looking statements. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

•	The Company’s ability to meet increased competition from national, regional and local full-service distributors and mail-order distributors of dental and veterinary products, while maintaining current or improved profit margins.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

•	The continued ability of the Company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

•	Changes in the economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

•	Reduced growth in expenditures for dental services by private dental insurance plans.

•	The accuracy of the Company’s assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive and specialty dental services such as periodontic, endodontic and orthodontic procedures.

•	The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates.

The Company’s earnings are affected by changes in short-term interest rates as a result of its investment of its cash balances in short-term commercial paper and government securities and due to its practice of selling its equipment finance contracts. As of the end of fiscal 2003 and 2002, the fair market value of the investments approximated the carrying value. If market interest rates averaged 10 percent more or less in fiscal 2003 and 2002, the Company’s earnings would have increased or decreased by less than $0.01 per diluted share in each of the years.

The Company has operations in Canada, which it considers to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company experienced a positive translation adjustment of $2.6 million in fiscal 2003 and a negative translation adjustment of $0.8 million in fiscal 2002, which were reflected in the balance sheet as an adjustment to stockholders’ equity. The cumulative translation adjustment at the end of fiscal 2003 showed a negative translation adjustment of $0.5 million.

The Company purchases a portion of the products it sells from suppliers located in countries other than where the products are sold. The risk of transaction gains and losses from changes in foreign exchange rates is not material as a majority of these purchases are denominated in the U.S. dollar.

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Patterson Dental Company

We have audited the accompanying consolidated balance sheets of Patterson Dental Company as of April 26, 2003 and April 27, 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended April 26, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Dental Company at April 26, 2003 and April 27, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 26, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in fiscal 2003.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

May 22, 2003

PATTERSON DENTAL COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	April 26, 2003	April 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$195,182	$125,986
Short-term investments	22,266	25,251
Receivables, net of allowance for doubtful accounts of $4,817 and $4,574 at April 26, 2003 and April 27, 2002, respectively	248,585	222,435
Inventory	125,340	142,457
Prepaid expenses and other current assets	14,744	13,291

Total current assets	606,117	529,420
Property and equipment, net	57,254	57,140
Goodwill	125,400	115,079
Other identifiable intangibles, net	9,670	11,149
Other	25,537	5,588

Total assets	$823,978	$718,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,543	$133,637
Accrued payroll expense	33,693	28,311
Income taxes payable	5,153	7,815
Other accrued liabilities	33,635	28,244

Total current liabilities	184,024	198,007
Non-current liabilities	6,268	2,637

Total liabilities	190,292	200,644
Deferred credits	—	3,372
Stockholders’ equity:
Preferred Stock Series A, $.01 par value, $11.20 per share liquidation value:
Authorized shares—10,000,000	—	—
Preferred Stock, $.01 par value:
Authorized shares—20,000,000	—	—
Common Stock, $.01 par value:
Authorized shares—600,000,000
Issued and outstanding shares – 68,084,520 and 68,124,646 at April 26, 2003, and April 27, 2002, respectively	681	681
Additional paid-in capital	86,703	90,777
Accumulated other comprehensive loss	(519)	(3,084)
Retained earnings	569,353	449,661
Notes receivable from ESOP	(22,532)	(23,675)

Total stockholders’ equity	633,686	514,360

Total liabilities and stockholders’ equity	$823,978	$718,376

See accompanying notes

PATTERSON DENTAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 26, 2003	April 27, 2002	April 28, 2001
Net sales	$1,656,956	$1,415,515	$1,156,455
Cost of sales	1,082,370	921,335	747,301

Gross profit	574,586	494,180	409,154
Operating expenses	395,638	347,000	294,039

Operating income	178,948	147,180	115,115
Other income and expense:
Amortization of deferred credits	—	885	885
Finance income, net	7,257	4,387	6,534
Interest expense	(66)	(109)	(123)
Gain (loss) on currency exchange	263	(120)	(215)

Income before income taxes and cumulative effect of accounting change	186,402	152,223	122,196
Income taxes	70,082	56,933	45,721

Income before cumulative effect of accounting change	116,320	95,290	76,475
Cumulative effect of accounting change	3,372	—	—

Net income	$119,692	$95,290	$76,475

Before cumulative effect of accounting change:
Earnings per share—basic	$1.71	$1.41	$1.13

Earnings per share—diluted	$1.70	$1.40	$1.13

After cumulative effect of accounting change:
Earnings per share—basic	$1.76	$1.41	$1.13

Earnings per share—diluted	$1.75	$1.40	$1.13

Weighted average shares and potentially dilutive shares outstanding:
Basic	67,831	67,700	67,435
Diluted	68,447	68,201	67,763

See accompanying notes

PATTERSON DENTAL COMPANY

CONSOLIDATED STATEMENT OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Capital Paid-in	Accumulated Other Compre- hensive (Loss)	Retained Earnings	Notes Receivable from ESOP	Total
	Number	Amount
Balance at April 29, 2000	67,363,446	$674	$67,022	$(2,060)	$277,896	$(13,062)	$330,470
Change in translation adjustment	—	—	—	(256)	—	—	(256)
Net income	—	—	—	—	76,475	—	76,475

Comprehensive income							76,219
Common stock issued, net	251,020	1	4,610	—	—	—	4,611
Payment on ESOP note	—	—	—	—	—	798	798
Share repurchases	(125,000)	—	(3,583)	—	—	—	(3,583)

Balance at April 28, 2001	67,489,466	675	68,049	(2,316)	354,371	(12,264)	408,515
Change in translation adjustment	—	—	—	(768)	—	—	(768)
Net income	—	—	—	—	95,290	—	95,290

Comprehensive income							94,522
Common stock issued, acquisitions	655,513	7	25,589	—	—	—	25,596
Common stock issued, net	226,667	2	5,444	—	—	—	5,446
Payment on ESOP note	—	—	—	—	—	1,201	1,201
Merger of acquired ESOP	—	—	—	—	—	(12,612)	(12,612)
Share repurchases	(247,000)	(3)	(8,305)	—	—	—	(8,308)

Balance at April 27, 2002	68,124,646	681	90,777	(3,084)	449,661	(23,675)	514,360

Change in translation adjustment	—	—	—	2,565	—	—	2,565
Net income	—	—	—	—	119,692	—	119,692

Comprehensive income							122,257
Common stock issued, net	281,173	3	9,054	—	—	—	9,057
Payment on ESOP note	—	—	—	—	—	1,143	1,143
Share repurchases	(321,299)	(3)	(13,128)	—	—	—	(13,131)

Balance at April 26, 2003	68,084,520	$681	$86,703	$(519)	$569,353	$(22,532)	$633,686

See accompanying notes

PATTERSON DENTAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 26, 2003	April 27, 2002	April 28, 2001
Operating activities:
Income before cumulative effect of accounting change	$116,320	$95,290	$76,475
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation	10,297	8,932	7,771
Amortization of deferred credits	—	(885)	(885)
Amortization of goodwill and intangibles	2,479	5,351	3,306
Bad debt expense	1,382	1,592	821
Deferred taxes	1,314	(2,809)	(1,038)
Change in assets and liabilities net of acquired:
Increase in receivables	(43,822)	(43,488)	(13,889)
Decrease (increase) in inventory	19,654	(9,310)	(10,981)
(Decrease) increase in accounts payable	(23,244)	19,235	9,307
Increase in accrued liabilities	9,383	14,001	7,295
Other changes from operating activities, net	(7,020)	1,500	934

Net cash provided by operating activities	86,743	89,409	79,116

Investing activities:
Additions to property and equipment, net	(11,356)	(11,138)	(10,014)
Sale (purchase) of investments	2,985	(767)	(19,764)
Acquisitions	(6,493)	(109,253)	(3,797)

Net cash used in investing activities	(14,864)	(121,158)	(33,575)

Financing activities:
Payments of long-term debt	(399)	(729)	(683)
Cash payments received on notes receivable from ESOP	1,143	1,201	798
Repurchases of common stock	(13,131)	(8,308)	(3,583)
Common stock issued, net	9,057	5,446	4,611

Net cash (used in) provided by financing activities	(3,330)	(2,390)	1,143
Effect of exchange rate changes on cash	647	101	(113)

Net increase (decrease) in cash and cash equivalents	69,196	(34,038)	46,571
Cash and cash equivalents at beginning of period	125,986	160,024	113,453

Cash and cash equivalents at end of period	$195,182	$125,986	$160,024

Supplemental disclosures:
Income taxes paid	$68,495	$55,325	$42,162
Interest paid	50	112	127
Common stock issued for acquisitions	—	25,596	—
Less ESOP loan	—	(12,612)	—

Net equity impact from acquisitions	—	12,984	—

See accompanying notes

PATTERSON DENTAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 26, 2003

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Webster Management LP, Direct Dental Supply Co, Patterson Technology Center, Inc., Colwell Systems, Inc., Patterson Dental Canada, Inc., and PDC Funding Company, LLC. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. Significant inter-company transactions and balances have been eliminated in consolidation. There are no known creditors of PDC Funding Company, LLC. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

Description of Business

Patterson Dental Company (“Patterson” or the “Company”) is a value-added distributor serving the North American dental supply and companion-pet (dogs, cats and other common household pets) veterinary supply markets. The Company has two reportable segments, dental supply and veterinary supply. As the Company’s largest segment, dental supply provides a virtually complete range of consumable dental products, clinical and laboratory equipment, and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The Company’s veterinary supply segment distributes consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion pet veterinary clinics principally in the Eastern, Mid-Atlantic and Southeastern regions of the United States.

Fiscal Year End

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Fiscal years 2003, 2002 and 2001 each consisted of fifty-two weeks.

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

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market funds, highly-rated commercial paper and government securities. The maturities of these securities at the time of purchase is 90 days or less. Short-term investments consist of highly-rated commercial paper, corporate notes and bonds and government securities with maturities longer than 90 days at the date of purchase. All cash equivalents and short-term investments are classified as available for sale and carried at market value, which approximates cost.

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for domestic dental and veterinary inventories and the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO represent 88% and 86% of total inventories at April 26, 2003, and April 27, 2002, respectively.

The accumulated LIFO provision was $22,260 at April 26, 2003, and $19,114 April 27, 2002. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires companies to cease amortizing goodwill and test at least annually for impairment. Amortization of goodwill ceased on April 28, 2002, at which time it was tested for impairment. Each of the Company’s reporting units was tested for impairment by comparing the fair value of the respective reporting unit with its carrying value. Fair value was determined primarily based on valuation studies performed by the Company. The Company performed the second annual impairment test during the fourth quarter of fiscal 2003 using the same methodology described above. As a result of impairment tests performed, the Company recorded no impairment loss.

Revenue Recognition

Revenues recognized include product sales, billings for freight and delivery charges, and fees earned for services provided. Consumable and printed product sales and billings for freight and delivery charges are recorded as products are shipped. Equipment and software product revenues are also recognized upon shipment. Revenue for these products are recorded at shipment since at that time there is persuasive evidence that an arrangement exists, the price is fixed and final, and there is reasonable assurance of collection of the sales proceeds. Estimates for returns, damaged goods, shipping terms, rebates and other revenue allowances are made at the time of sale based on the historical experience for such items. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Other service revenues are recorded on the date services are completed.

Freight and delivery charges

Freight and delivery charges are included in cost of sales.

Advertising

The Company expenses all advertising and promotional costs as incurred except for certain catalog costs which are capitalized and amortized over future periods based upon estimates of revenue to be generated. Total advertising and promotional expenses were $17,299, $13,748 and $11,987 for fiscal years 2003, 2002 and 2001, respectively.

Deferred Credits

Negative goodwill (deferred credits) arose from the purchase of the Patterson business in fiscal 1986 and D.L. Saslow Co., Inc. in fiscal 1988. With the adoption of the SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company recognized as the cumulative effect of a change in accounting principle the remaining balance of its deferred credits. The deferred credits amounted to approximately $3.4 million at the time of the adoption. Prior to the adoption of SFAS No. 142, the Company was amortizing the deferred credits on a straight-line basis over 20 years.

Income Taxes

The liability method is used to account for income tax expense. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Employee Stock Ownership Plan (ESOP)

Compensation expense related to the Company’s defined contribution ESOP is computed based on the shares allocated method.

Stock-Based Compensation

The Company has stock based employee compensation plans, which are described more fully in Note 11 in the Notes to Consolidated Financial Statements. The Company utilizes the intrinsic value-based method, per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in Company common stock. This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for the stock based plans in fiscal 2003, 2002 and 2001 as the price paid was not less than 100 percent of fair market value.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Fiscal Year
	2003	2002	2001
Income before cumulative effect of accounting change, as reported	$116,320	$95,290	$76,475
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	1,475	1,053	627

Pro forma net earnings	$114,845	$94,237	$75,848

Earnings per share before cumulative effect of accounting change—basic:
As reported	$1.71	$1.41	$1.13
Pro forma	$1.69	$1.39	$1.12
Earnings per share before cumulative effect of accounting change—diluted:
As reported	$1.70	$1.40	$1.13
Pro forma	$1.68	$1.39	$1.12

The weighted-average fair value of options granted during fiscal 2003, 2002 and 2001 was $19.34, $11.95, and $9.64, respectively. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions for all years: risk free interest rate of 2.8%, volatility factor of the expected market price of the Company’s common stock of 31.9%, assumed dividend yield of zero and a weighted-average expected life of the option of 6.2 years.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive, during the period. Certain director and employee stock options are not included in the April 26, 2003, April 27, 2002, and April 28, 2001 calculations because they are anti-dilutive.

The following table sets forth the denominator for the computation of basic and diluted earnings per share. There were no adjustments to the numerator.

	Fiscal Year
	2003	2002	2001
	(in thousands)
Denominator:
Denominator for basic earnings per share—weighted average shares	67,831	67,700	67,435
Effect of dilutive securities:
Stock option plans	541	426	245
Employee Stock Purchase Plan	10	9	10
Capital Accumulation Plan	65	66	73

Dilutive potential common shares	616	501	328

Denominator for diluted earnings per share—adjusted weighted average shares	68,447	68,201	67,763

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosure in both annual and interim financial statements on the method of accounting for stock-based employee compensation. The Company adopted the disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003.

2. Cash Equivalents and Short-term Investments

All cash equivalents and short-term investments are available for sale and carried at market value, which approximates cost. At April 26, 2003 and April 27, 2002 cash equivalents and investments consisted of the following:

	Fiscal Year
	2003	2002
Cash on hand	$50,115	$48,849
Cash equivalents:
Commercial paper	5,174	5,864
Corporate notes and bonds	5,939	11,930
Government securities	126,587	19,493
Money market funds	7,367	39,850

	145,067	77,137
Short-term investments:
Commercial paper	13,656	8,690
Corporate notes and bonds	600	9,374
Government securities and other	8,010	7,187

	22,266	25,251

	$217,448	$151,237

3. Goodwill and Other Intangible Assets

The following table reconciles reported fiscal 2002 net earnings and basic and diluted net earnings per share before the cumulative effect of an accounting change had SFAS No. 142, “Goodwill and Other Intangible Assets,” been effective at the beginning of fiscal 2001.

	April 27, 2002	April 28, 2001
Net earnings:
Reported net income	$95,290	$76,475
Deferred credit amortization	(885)	(885)
Goodwill amortization, net of tax	2,448	2,287

Adjusted net earnings	$96,853	$77,877

Earnings per share:
Reported basic	$1.41	$1.13
Deferred credit amortization	(0.01)	(0.01)
Goodwill amortization, net of tax	0.03	0.03

Adjusted basic earnings per share	$1.43	$1.15

Reported diluted	$1.40	$1.13
Deferred credit amortization	(0.01)	(0.01)
Goodwill amortization, net of tax	0.03	0.03

Adjusted diluted earnings per share	$1.42	$1.15

Goodwill by operating segment is as follows:

	Dental Supply	Veterinary Supply	Total
Balance at April 27, 2002	$57,017	$58,062	$115,079
Additions from expenditures in 2003	3,750	569	4,319
Purchase price adjustments from prior acquisitions	5,767	—	5,767
Foreign currency translation	235	—	235

Balance at April 26, 2003	$66,769	$58,631	$125,400

The expenditures incurred during the year ended April 26, 2003 are related to contingent earn-out payments from acquisitions made in prior years and the preliminary purchase price allocation for the acquisition of Distribution Quebec Dentaire in July 2002. Adjustments relate primarily to the finalization of the preliminary purchase price allocation of Thompson Dental in April 2002.

The Company continues to amortize intangibles with finite lives. Identifiable intangible assets are primarily comprised of non-compete agreements arising from previous acquisitions made by the Company. Intangible assets are amortized on a straight-line basis with estimated useful lives ranging from three to ten years. Accumulated amortization of other intangible assets was $4,380 and $1,901 as of April 26, 2003 and April 27, 2002, respectively. Future amortization expense will approximate $2,600, $2,000, $1,900, $1,400 and $700 for fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

4. Acquisitions

On July 9, 2001, the Company purchased substantially all of the assets of J. A. Webster, Inc.(“Webster”) and assumed certain liabilities, for a purchase price of $95,662, consisting of $84,955 in cash and $10,707 in stock. The value of the 322,524 common shares issued was determined based on the average market price of Patterson’s common shares on July 9, 2001. The acquisition agreement also includes an earn-out provision tied to future product sales, which could result in additional cash payments over five years if certain minimum revenue milestones are achieved. The earn-out payments are not expected to have a material impact on future cash flows.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of J. A. Webster, Inc.’s operations are included in the accompanying financial statements since the date of acquisition. The purchase price plus direct acquisition costs have been allocated on the basis of estimated fair values at the date of acquisition. The purchase price allocation is as follows:

Purchase price	$95,662
Less:
Accounts receivable	25,367
Inventory	19,758
Fixed assets	2,383
Other assets	278
Identifiable intangible assets	12,000
Accounts payable	(18,839)
Accrued expenses	(3,347)

Goodwill	$58,062

The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of fiscal 2001. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined.

	Fiscal Year
	2002	2001
Net sales	$1,449,143	$1,308,746
Net income (1)	95,677	79,893
Earnings per share–basic (1)	$1.41	$1.18
Earnings per share–diluted (1)	$1.40	$1.17

(1)	Reflects the amortization of certain intangible assets. Because the transaction was consummated following the effective date specified in SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company did not amortize goodwill for this transaction.

The Company also made the following acquisitions that affect the periods covered by these financial statements:

Entity	Closing date	Consideration
Distribution Quebec Dentaire	July 9, 2002	Cash & Earn-out
Thompson Dental Company	April 2, 2002	Cash, Stock & Earn-out
Modern Practice Technologies	December 4, 2001	Cash
eCheck-Up.com	September 15 , 2000	Cash & Earn-out
Micheli Dental Supply, Inc.	August 1, 2000	Cash & Earn-out

The above acquisitions have been recorded using the purchase method of accounting. The aggregate purchase price for the acquisitions was allocated as follows:

	Fiscal Year
	2003	2002	2001
Purchase price	$6,493	$26,574	$3,797
Allocated to the following:
Accounts receivable	1,248	9,031	318
Inventory	1,189	9,808	420
Fixed assets	318	4,024	491
Identifiable intangibles	1,000	1,033	—
Other assets (liabilities)	(41)	1,752	—
Accounts payable	(746)	(6,269)	(83)
Accrued expenses	(794)	(1,154)	—

Goodwill	$4,319	$8,349	$2,651

The operating results of each of these acquisitions are included in the Company’s consolidated statements of income from the date of each acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

5. Property and Equipment

	April 26, 2003	April 27, 2002
Land	$3,940	$3,790
Buildings	26,404	25,738
Leasehold improvements	4,693	4,477
Furniture and equipment	36,489	36,173
Data processing equipment	37,136	36,101

	108,662	106,279
Accumulated depreciation	(51,408)	(49,139)

	$57,254	$57,140

6. Customer Financing

As a convenience to its customers, the Company offers several different financing alternatives including both a Company sponsored program and third party programs. For the third party programs, the Company acts as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Company sponsored program, equipment purchases for top quality credits are financed to a maximum of $200 for any one customer. The Company generally sells these customer installment sale contracts to outside financial institutions in the normal course of its business. The Company currently has two arrangements under which it sells these contracts.

In fiscal 2003, the Company initiated an agreement to sell its equipment contracts to a commercial paper conduit managed by Bank One N. A. To participate in the commercial paper conduit, the Company was required to establish a special purpose entity (“SPE”), PDC Funding Company, LLC, a consolidated, wholly owned subsidiary. The Company transfers installment sale contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduit administered by Bank One. While there is no recourse to the Company by the commercial paper conduit on the sale of contracts, the Company receives only 90% of the principal amount of the contracts upon the sale. The remaining 10% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The holdback receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity of this arrangement with the conduit is a maximum of $200 million.

The Company also maintains an agreement with U.S. Bank National Association, as agent. This agreement allows the Company to sell, with limited recourse on an ongoing basis, its installment sale contracts to U.S. Bank National Association and one additional bank. A capacity of $50 million was available under this agreement through fiscal 2003 while the capacity was increased to $70 million subsequent to year-end.

These financing arrangements are accounted for as a sale of assets under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During fiscal 2003, the Company sold approximately $138.1 million of its contracts under these arrangements. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 26, 2003.

A total of $193.9 million of installment contracts receivable sold under the agreements were outstanding at April 26, 2003. Of this total $50.0 million has been sold to U. S. Bank National Association for which the Company has a 25% contingent guarantee of collection under the limited recourse provision. The remaining balance has been sold to the commercial paper conduit. The residual receivable at April 26, 2003 was $19.8 million. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

7. Line of Credit

The Company has a $50 million credit facility that allows for multi-currency borrowings. Interest rates are determined by a pricing matrix based on the Company’s ratio of debt to consolidated earnings before income taxes, depreciation and amortization. Facility fees are payable on the credit and determined in the same manner as the interest rates. Proceeds from credit extensions may be used for general corporate purposes. There were no outstanding borrowings under the agreement at April 26, 2003. The Company’s credit agreement contains various restrictive covenants such as minimum financial ratios, limitations on additional liens or indebtedness and limitations on certain acquisitions and investments, all of which the Company was in compliance with at April 26, 2003. The facility expires on October 31, 2003.

8. Leases

The Company leases facilities for its branch office locations, two distribution facilities, and also certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows for the years ending in April:

2004	$8,893
2005	7,139
2006	5,224
2007	3,507
2008	2,542
Thereafter	2,860

Total minimum payments required	$30,164

Rent expense was $9,674, $8,429, and $6,839 for the years ended April 26, 2003, April 27, 2002 and April 28, 2001, respectively.

9. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2003	2002	2001
Current:
Federal	$58,517	$51,466	$40,878
Foreign	3,429	2,239	1,056
State	6,822	6,037	4,825

Total current	68,768	59,742	46,759

Deferred:
Federal	1,169	(2,579)	(1,402)
Foreign	—	—	481
State	145	(230)	(117)

Total deferred	1,314	(2,809)	(1,038)

Provision for income taxes	$70,082	$56,933	$45,721

Deferred taxes assets and liabilities are included in prepaid expenses and other current assets and in non-current liabilities on the balance sheet. Significant components of the Company’s deferred tax assets (liabilities) as of April 26, 2003 and April 27, 2002 are as follows:

	Fiscal Year
	2003	2002
Bad debt allowance	$1,280	$1,180
LIFO reserve	(1,587)	(2,088)
Health insurance	1,266	1,133
Capital Accumulation Plan	4,171	3,496
Inventory obsolescence	2,879	2,850
Goodwill	(4,429)	(1,376)
Other	1,622	1,321

Total	$5,202	$6,516

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2003	2002	2001
Tax at U.S. statutory rate	$65,240	$53,278	$42,769
State tax provision, net of federal benefit	4,455	3,775	3,060
Effect of foreign taxes	638	417	392
Amortization of deferred credit	—	(310)	(310)
Other	(251)	(227)	(190)

	$70,082	$56,933	$45,721

10. Segment and Geographic Data

Patterson Dental Company is comprised of two reportable segments, dental supply and veterinary supply. The Company’s reportable segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics primarily in the Eastern, Mid-Atlantic and Southeastern regions of the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

The following table presents information about the Company’s reportable segments:

	Fiscal Year
	2003	2002	2001
Net sales
Dental supply	$1,471,162	$1,280,693	$1,156,455
Veterinary supply	185,794	134,822	—

Consolidated net sales	$1,656,956	$1,415,515	$1,156,455

Operating income
Dental supply	$163,897	$138,647	$115,115
Veterinary supply	15,051	8,533	—

Consolidated operating income	$178,948	$147,180	$115,115

Total assets
Dental supply	$692,740	$589,819	$549,180
Veterinary supply	131,238	128,557	—

Consolidated total assets	$823,978	$718,376	$549,180

Depreciation and amortization
Dental supply	$9,770	$11,833	$11,077
Veterinary supply	3,006	2,450	—

Consolidated depreciation and amortization	$12,776	$14,283	$11,077

The following table presents sales information by product for the Company:

	Fiscal Year
	2003	2002	2001
Net sales
Consumable and printed products	$1,044,447	$908,731	$719,510
Equipment and software	481,061	392,683	336,856
Other	131,448	114,101	100,089

Total	$1,656,956	$1,415,515	$1,156,455

The following table presents information about the Company by geographic area. There were no material sales between geographic areas.

	Fiscal Year
	2003	2002	2001
Net sales
United States	$1,544,604	$1,322,991	$1,068,871
Canada	112,352	92,524	87,584

Total	$1,656,956	$1,415,515	$1,156,455

Long-lived assets
United States	$211,388	$185,040	$102,209
Canada	7,918	3,916	4,210

Total	$219,306	$188,956	$106,419

11. Shareholders’ Equity

Share Repurchases

In September 1999, the Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. The Company repurchased 321,299, 247,000 and 125,000 of its common stock for $13,131, $8,308, $3,583 during fiscal 2003, 2002 and 2001, respectively.

Employee Stock Ownership Plan

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 26, 2003, and April 27, 2002, indebtedness of the ESOP to the Company is shown as a deduction from stockholders’ equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each employee who has completed 1,000 hours of service during the plan year.

The Company’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into the Company. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 332,989 shares of common stock of Patterson Dental Company. Under current accounting standards, these shares are not considered outstanding for the computation of earnings per share until the shares are allocated to the participants. When the shares are allocated to the employees, the expense to the Company will be determined based on the fair market value of the shares in the year of the allocation. The loan bears interest at current rates but principal does not begin to amortize until 2011. A total of 332,989 shares were issued in the transaction of which 48,905 were previously allocated to Thompson employees. The remaining 284,084 shares began to be allocated in fiscal 2003 but only to the extent of interest on the loan. The non-cash expense is not expected to materially impact the consolidated results of operations of the Company.

During fiscal 2003, 2002 and 2001, shares with a cost of $1,143, $1,201 and $798, respectively, were earned and allocated to ESOP participants. These amounts represented the Company’s contribution for each fiscal year.

At April 26, 2003, 4,888,251 shares of the common stock were allocated to participants and had a fair market value of $188,687.

Employee Stock Option Plans

In June 1992, the Company adopted the Patterson Dental Company 1992 Stock Option Plan (the “Employee Plan”). The Employee Plan provides for the granting of options to designated employees and non-employees, including consultants to the Company, to purchase up to a maximum of 4,050,000 shares of common stock. Due to the expiration of this plan in fiscal 2003, no shares remain available for future issuance under this plan. In September 2002, the Company adopted a new Stock Option Plan. A total of 3,000,000 shares of common stock have been reserved for issuance under the plan. The characteristics of the 2002 plan are similar to the 1992 plan.

Stock options must be granted at an exercise price not less than the fair market value of the common stock on the dates the options are granted (or, for persons who own more than 10 percent of the Company’s outstanding voting stock, not less than 110 percent of such fair market value). Stock options granted under the Employee Plan have exercise prices equal to the market price on the date of the grant, vest over a three-to nine-year period, and expire ten years following the date of the grant.

Effective June 2000, the Company adopted the Patterson Dental Company Stock Option Plan for Canadian Employees. The Plan permits eligible employees who are designated and awarded an option to purchase the option through salary deductions. The option purchase price is equal to 37.5% of the market price on the date of grant. Options may be exercised three years after the grant date and terminate five years after the grant of the option. Options may be exercised to purchase shares at a price equal to 62.5% of the market price on the date of grant. A total of 1,000,000 shares of common stock have been reserved for issuance under the plan.

The Employee Plans are administered by the Stock Option Committee, which determines the employees, officers and others who are to receive options, the type of option to be granted, the number of shares subject to each option and the exercise price of each option.

Director Stock Option Plan

In June 1992, the Company adopted a Director Stock Option Plan (the “Director Plan”), pursuant to which 675,000 shares of common stock were reserved for the grant of non-statutory stock options to the Company’s outside directors. Options were granted at the fair market value on the date of grant and are exercisable for a period of four years commencing one year after the date of grant. This plan terminated during fiscal 2002.

In September 2001, the Company adopted a new Director Stock Option Plan. A total of 400,000 shares of common stock have been reserved for issuance under the plan. Options are granted at fair market value on the option grant date and are exercisable for a period of nine years one year after the grant date. In addition, each eligible director will have the right to elect to receive additional options in lieu of the amount of the director’s annual fee for service on the board of directors.

Following is a summary of stock option activity:

	Employee Plans			Director Plan
	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balance April 29, 2000	3,594,916	455,084	$19.93	144,000	288,000	$13.87
Granted	(226,103)	226,103	24.74	(72,000)	72,000	22.50
Exercised	—	—	—	—	(54,000)	8.83
Canceled	36,974	(36,974)	20.82	—	—	—

Balance April 28, 2001	3,405,787	644,213	21.58	72,000	306,000	18.27
Reserved	—	—	—	400,000	—	—
Granted	(317,143)	317,143	32.42	(84,000)	84,000	37.30
Exercised	—	(2,686)	20.28	—	(72,000)	10.36
Canceled	29,598	(29,598)	22.19	—	—	—

Balance April 27, 2002	3,118,242	929,072	25.26	388,000	318,000	25.09
Expired	(2,896,259)	—	—	—	—	—
Reserved	4,000,000	—	—	—	—	—
Granted	(224,565)	224,565	42.02	(30,888)	30,888	47.80
Exercised	—	(24,980)	20.28	—	(72,000)	17.43
Canceled	—	—	—	—	—	—

Balance April 26, 2003	3,997,418	1,128,657	$28.71	357,112	276,888	$29.61

At April 26, 2003 the range of exercise prices on outstanding options under the Employee and Director Plans were as follows:

Employee Plans				Director Plan
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$17.41 - $21.00	369,584	5.9	$19.85	$19.00 - $23.00	108,000	1.8	$21.33
$21.01 - $25.00	197,215	7.0	24.12	$23.01 - $40.00	138,000	2.6	32.02
$25.01 - $31.00	232,155	6.9	30.43	$40.01 - $47.89	30,888	9.3	47.80

$31.01 - $41.00	153,985	8.2	34.42		276,888	3.0	$29.61

$41.01 - $51.76	175,718	8.8	45.21

	1,128,657	7.1	$28.71

Employee Stock Purchase Plan

In June 1992, the Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 1,375,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. Employees are eligible to participate after six months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 89,010, 80,678 and 99,276 shares in fiscal 2003, 2002 and 2001, respectively. At April 26, 2003, there were 485,162 shares available for purchase under the Stock Purchase Plan.

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 3,000,000 shares of common stock are reserved for issuance under the CAP Plan. Officers and other key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year. Employees purchased 147,167, 135,046 and 161,251 shares of restricted stock in fiscal 2003, 2002 and 2001, respectively. At April 26, 2003, 2,213,642 shares were available for purchase under the CAP Plan.

12. Litigation

In the ordinary course of business, the Company is subject to a variety of product-related and employment-related liability claims. The Company’s management and legal counsel believe that the loss, if any, resulting from these claims will be substantially covered by insurance or third-party indemnification, and any uninsured losses from such claims will not have a materially adverse effect on its operations or financial position.

13. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 2003 and 2002.

	Quarter Ended
	Apr. 26, 2003	Jan. 25, 2003	Oct. 26, 2002	July 27, 2002
Net sales	$447,326	$421,070	$400,821	$387,739
Gross profit	155,872	147,765	137,774	133,175
Operating income	51,150	46,477	42,458	38,863
Income before cumulative effect of accounting change	33,597	30,102	27,545	25,076
Net income	33,597	30,102	27,545	28,448
Before cumulative effect of accounting change:
Earnings per share—basic	$0.50	$0.44	$0.40	$0.37
Earnings per share—diluted	$0.49	$0.44	$0.40	$0.37
After cumulative effect of accounting change:
Earnings per share—basic	$0.50	$0.44	$0.40	$0.42
Earnings per share—diluted	$0.49	$0.44	$0.40	$0.42

	Quarter Ended
	Apr. 27, 2002	Jan. 26, 2002	Oct. 27, 2001	Jul. 28, 2001
Net sales	$399,849	$357,394	$355,018	$303,254
Gross profit	140,302	125,608	121,203	107,067
Operating income	43,204	38,581	35,955	29,440
Net income	27,563	24,832	23,282	19,613

Earnings per share—basic	$0.41	$0.37	$0.34	$0.29
Earnings per share—diluted	$0.40	$0.36	$0.34	$0.29

9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held September 8, 2003 (the “2003 Proxy Statement”). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(c) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2003 Proxy Statement.

11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Compensation of Executive Officers” in the 2003 Proxy Statement.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Some of the information called for by Item 12 is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of April 26, 2003 about the Company’s common stock that may be issued under all of its existing equity compensation plans, including the Patterson Dental Company 1992 Stock Option Plan, the Patterson Dental Company 2002 Stock Option Plan, the Employee Stock Purchase Plan, the Capital Accumulation Plan, the 1992 Non-Employee Directors’ Stock Option Plan, the 2001 Non-Employee Directors’ Director Stock Option Plan and the Stock Option Plan for Canadian Employees. All of these plans have been approved by the Company’s shareholders, except the Stock Option Plan for Canadian Employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,350,350	$28.75	6,108,529
Equity compensation plans not approved by security holders	55,195	$32.23	944,805

Total	1,405,545	$28.89	7,053,334

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

PART IV

15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

The following consolidated financial statements and supplementary data of the Company and its subsidiaries, are included in Part II, Item 8:

Report of Independent Auditors

Consolidated Balance Sheets as of April 26, 2003 and April 27, 2002

Consolidated Statements of Income for the Years Ended April 26, 2003, April 27, 2002 and April 28, 2001

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended April 26, 2003, April 27,

2002 and April 28, 2001

Consolidated Statements of Cash Flows for the Years Ended April 26, 2003, April 27, 2002 and April 28, 2001

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II—Valuation and Qualifying Accounts for the Years Ended April 26, 2003, April 27, 2002 and April 28, 2001.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.	Exhibits.

Exhibit

3.1	The Company’s Articles of Incorporation, as amended[1]

3.2	The Company’s Bylaws, as amended[1]

4.1	Specimen form of the Company’s Common Stock Certificate[1]

4.2	The Company’s Articles of Incorporation, as amended (see Exhibit 3.1)

4.3	The Company’s Bylaws, as amended (see Exhibit 3.2)

10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended[1]

10.2	Patterson Dental Company 1992 Stock Option Plan[1]

10.3	Patterson Dental Company 1992 Director Stock Option Plan[1]

10.4	Patterson Dental Company Employee Stock Purchase Plan[1]

10.5	Patterson Dental Company Capital Accumulation Plan[2]

10.6	Incentive Compensation Program (Fiscal 1992) [1]

10.8	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992[1]

10.9	Amended and Restated Term Promissory Note dated July 13, 1992[1]

10.10	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association[3]

10.11	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association[3]

10.12	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc. [4]

10.13	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association[5]

10.14	Receivables Purchase Agreement dated May 10, 2002 Between Patterson Dental Company and Bank One.[5]

10.15	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [5]

10.16	2001 Non-Employee Director Stock Option Plan[5]

10.17	Amendments to Restated Employee Stock Purchase Plan[5]

10.18	Amended and Restated Employee Stock Ownership Plan[5]

10.19	Articles of Amendment to the Company’s Restated Articles of Incorporation[5]

10.20	Stock Option Plan for Canadian Employees [6]

10.21	Credit Agreement dated November 22, 2002 among Patterson Dental Company and Bank One, NA and Banc One Capital Markets, Inc. [6]

10.22	Patterson Dental Company 2002 Stock Option Plan[7]

10.23	ESOP Loan Agreement dated April 1, 2002[7]

10.24	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company[7]

21	Subsidiaries

23	Consent of Independent Auditors

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
[2]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.
[3]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
[4]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
[5]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.
[6]	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.
[7]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 26, 2003.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON DENTAL COMPANY
Dated:	July 22, 2003

		By	/s/ Peter L. Frechette
Peter L. Frechette,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Peter L. Frechette Peter L. Frechette	Chairman and Chief Executive Officer (Principal Executive Officer)	July 22, 2003

/s/ R. Stephen Armstrong R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	July 22, 2003

/s/ Ronald E. Ezerski Ronald E. Ezerski	Director	July 22, 2003

/s/ David K. Beecken David K. Beecken	Director	July 22, 2003

/s/ Burt E. Swanson Burt E. Swanson	Director	July 22, 2003

/s/ Andre B. Lacy Andre B. Lacy	Director	July 22, 2003

/s/ James W. Wiltz James W. Wiltz	Director	July 22, 2003

/s/ Harold C. Slavkin Harold C. Slavkin	Director	July 22, 2003

SECTION 302 CERTIFICATIONS STATEMENT

I, Peter L. Frechette, certify that:

1.	I have reviewed this annual report on Form 10-K of Patterson Dental Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 22, 2003	/s/ Peter L. Frechette
Chairman and Chief Executive Officer

SECTION 302 CERTIFICATIONS STATEMENT

I, R. Stephen Armstrong, certify that:

1.	I have reviewed this annual report on Form 10-K of Patterson Dental Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 22, 2003	/s/ R. Stephen Armstrong
Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON DENTAL COMPANY

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions — Describe		Balance at End of Period
Year ended April 26, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,574	$1,401	$—	$1,158	(1)	$4,817

LIFO inventory adjustment	$19,114	$3,146	$—	$—		$22,260
Inventory obsolescence reserve	9,472	8,278		8,710	(2)	9,040

Total inventory reserve	$28,586	$11,424	$—	$8,710		$31,300

Year ended April 27, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,166	$1,592	$—	$1,184	(1)	$4,574

LIFO inventory adjustment	$15,981	$3,133	$—	$—		$19,114
Inventory obsolescence reserve	6,223	7,171		3,922	(2)	9,472

Total inventory reserve	$22,204	$10,304	$—	$3,922		$28,586

Year ended April 28, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,208	$821	$—	$863	(1)	$4,166

LIFO inventory adjustment	$15,355	$626	$—	$—		$15,981
Inventory obsolescence reserve	3,149	9,982	—	6,908	(2)	6,223

Total inventory reserve	$18,504	$10,608	$—	$6,908		$22,204

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory disposed of or written off.

INDEX TO EXHIBITS

Exhibit 10.22	Patterson Dental Company 2002 Stock Option Plan

Exhibit 10.23	ESOP Loan Agreement dated April 1, 2002

Exhibit 10.24	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Auditors

Exhibit 99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.