Form 10-Q
period 2003-07-26
PATTERSON DENTAL CO
filed 2003-09-09
CIK 891024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON DENTAL COMPANY

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0886515
(State of Incorporation)	(IRS Employer Identification No.)

1031 Mendota Heights Road, St. Paul, Minnesota 55120

(Address of Principal Executive Offices)

(Zip Code)

(651) 686-1600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act.)    ☒  Yes    ☐  No

Patterson Dental Company has outstanding 68,185,634 shares of common stock as of September 2, 2003.

PATTERSON DENTAL COMPANY

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended July 26, 2003, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company’s Form 10-K report filed July 24, 2003, and other documents filed with the Securities and Exchange Commission. See also page 12 of this Form 10-Q.

PART I FINANCIAL INFORMATION

PATTERSON DENTAL COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 26, 2003	April 26, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$253,211	$195,182
Short-term investments	20,792	22,266
Receivables, net	229,618	248,585
Inventory	145,328	125,340
Prepaid expenses and other current assets	15,659	14,744

Total current assets	664,608	606,117
Property and equipment, net	56,805	57,254
Goodwill	125,457	125,400
Identifiable intangibles, net	9,086	9,670
Other	25,654	25,537

Total assets	$881,610	$823,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$135,128	$111,543
Accrued payroll expense	20,029	33,693
Income taxes payable	20,514	5,153
Other accrued expenses	32,872	33,635

Total current liabilities	208,543	184,024
Non-current liabilities	6,155	6,268

Total liabilities	214,698	190,292

STOCKHOLDERS’ EQUITY
Common stock	682	681
Additional paid-in capital	89,038	86,703
Accumulated other comprehensive income (loss)	978	(519)
Retained earnings	598,746	569,353
Notes receivable from ESOP	(22,532)	(22,532)

Total stockholders’ equity	666,912	633,686

Total liabilities and stockholders’ equity	$881,610	$823,978

See accompanying notes.

PATTERSON DENTAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	July 26, 2003	July 27, 2002
Net sales	$433,262	$387,739

Cost of sales	288,680	254,564

Gross margin	144,582	133,175

Operating expenses	99,573	94,312

Operating income	45,009	38,863

Other income and expense:
Finance income, net	1,898	1,340
Interest expense	(32)	(9)
Profit (loss) on currency exchange	227	(9)

Income before income taxes and cumulative effect of accounting change	47,102	40,185

Income taxes	17,709	15,109

Income before cumulative effect of accounting change	29,393	25,076

Cumulative effect of accounting change—See Note 7	—	3,372

Net income	$29,393	$28,448

Before cumulative effect of accounting change:
Earnings per share—basic	$0.43	$0.37

Earnings per share—diluted	$0.43	$0.37

After cumulative effect of accounting change:
Earnings per share—basic	$0.43	$0.42

Earnings per share—diluted	$0.43	$0.42

Weighted average common shares:
Basic	67,838	67,865
Dilutive potential	68,430	68,506

See accompanying notes.

PATTERSON DENTAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	July 26, 2003	July 27, 2002
Operating activities:
Income before cumulative effect of accounting change	$29,393	$25,076
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Depreciation	2,845	2,645
Amortization of intangibles	646	620
Bad debt expense	647	304
Change in assets and liabilities, net of acquired	22,799	(40,891)

Net cash provided by (used in) operating activities	56,330	(12,246)

Investing activities:
Additions to property and equipment, net	(2,172)	(3,807)
Acquisitions, net	—	(3,611)
Sale (purchase) of short-term investments	1,474	(4,520)

Net cash used in investing activities	(698)	(11,938)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(221)	(96)
Common stock issued, net	2,336	1,061

Net cash provided by financing activities	2,115	965

Effect of exchange rate changes on cash	282	(101)

Net increase (decrease) in cash and cash equivalents	58,029	(23,320)

Cash and cash equivalents at beginning of period	195,182	125,986

Cash and cash equivalents at end of period	$253,211	$102,666

See accompanying notes.

PATTERSON DENTAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(Unaudited)

July 26, 2003

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 26, 2003, and the results of operations and the cash flows for the periods ended July 26, 2003 and July 27, 2002. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended July 26, 2003 and July 27, 2002, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 26, 2003, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2003 Annual Report on Form 10-K filed on July 24, 2003.

The consolidated financial statements of Patterson Dental Company include the assets and liabilities of PDC Funding Company, LLC, a wholly owned subsidiary and a separate legal entity under Minnesota law. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC.

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal 2003 and 2002 represent the 13 weeks ended July 26, 2003 and July 27, 2002, respectively.

Comprehensive Income

Total comprehensive income was $30,890 for the three months ended July 26, 2003, and $27,860 for the three months ended July 27, 2002.

Stock-Based Compensation

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure. An amendment of FASB Statement 123.” The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25 “Accounting for Stock Issued to Employees.” This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for the stock based plans for the quarter ended July 26, 2003 and July 27, 2002, as the price paid was not less than 100 percent of fair market value.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Three Months Ended
	July 26, 2003	July 27, 2002

Income before cumulative effect of accounting change, as reported	$29,393	$25,076

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	493	361

Pro forma net earnings	$28,900	$24,715

Earnings per share before cumulative effect of accounting change—basic:
As reported	$0.43	$0.37
Pro forma	$0.43	$0.36

Earnings per share before cumulative effect of accounting change—diluted:
As reported	$0.43	$0.37
Pro forma	$0.42	$0.36

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	July 26, 2003	July 27, 2002

Denominator:
Denominator for basic earnings per share—weighted-average shares	67,838	67,865

Effect of dilutive securities:
Stock Option Plans	490	579
Employee Stock Purchase Plan	11	9
Capital Accumulation Plan	91	53

Dilutive potential common shares	592	641

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	68,430	68,506

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement No.142 “Goodwill and Other Intangible Assets.”, in the first quarter of fiscal 2003. With the adoption of the statement, the Company recognized as the cumulative effect of a change in accounting principle the remaining balance of its unamortized deferred credits. The deferred credits were negative goodwill that arose from acquisitions in the 1980’s and amounted to approximately $3.4 million at the time of the adoption.

At July 26, 2003, the Company had $125,457 of goodwill on its Consolidated Balance Sheet of which $66,826 was related to dental supply and $58,631 was related to veterinary supply.

Accumulated amortization of other intangible assets was $5,034 as of July 26, 2003.

NOTE 3 ACQUISITIONS

On July 9, 2002, the Company purchased Distribution Quebec Dentaire, Inc. (“DQD”), a full-service distributor of dental supplies and equipment serving the province of Quebec, Canada. The operating results of DQD are included in the consolidated statements of income since the date of acquisition. Pro forma results of operations have not been presented since the effect of the acquisition was not material to the Company.

NOTE 4 SEGMENT REPORTING

Certain financial information regarding the Company’s reportable segments is as follows:

	Three Months Ended
	July 26, 2003	July 27, 2002

Net sales:
Dental supply:
Consumable dental and printed office products	$222,620	$212,305
Equipment and software	114,991	97,229
Other	34,201	31,187

	371,812	340,721
Veterinary supply	61,450	47,018

Consolidated net sales	$433,262	$387,739

Operating income:
Dental supply	$40,189	$35,025
Veterinary supply	4,820	3,838

Consolidated operating income	$45,009	$38,863

NOTE 5 SUBSEQUENT EVENT

Subsequent to the first quarter the Company entered into an agreement to acquire the stock of AbilityOne Products Corp., the world’s leading distributor of rehabilitative supplies and non-wheelchair assistive patient products to the physical and occupational therapy markets, for approximately $575 million. The Company intends to debt finance the transaction. With forecasted sales of approximately

$220 million for calendar year 2003, Chicago-based AbilityOne delivers the industry’s largest and most comprehensive range of distributed and self-manufactured rehabilitation products to a global customer base serving acute care hospitals, nursing homes, rehabilitation clinics, dealers and schools. The Company expects AbilityOne to be immediately accretive without the assumption of synergies. The transaction is expected to close during the Company’s second quarter ending October 25, 2003, subject to regulatory approvals and other customary terms and conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 26, 2003	July 27, 2002
Net sales	100.0%	100.0%
Cost of sales	66.6%	65.7%

Gross profit	33.4%	34.3%
Operating expenses	23.0%	24.3%

Operating income	10.4%	10.0%
Other income and expense, net	0.5%	0.4%

Income before income tax and cumulative of accounting change	10.9%	10.4%
Income before cumulative effect of accounting change	6.8%	6.5%

QUARTER ENDED JULY 26, 2003 COMPARED TO QUARTER ENDED JULY 27, 2002.

Net Sales. Net sales for the three months ended July 26, 2003 (“Current Quarter”) totaled $433.3 million, an 11.7% increase from $387.7 million reported for the three months ended July 27, 2002 (“Prior Quarter”). The impact of acquisitions this quarter was negligible.

Dental supply sales rose 9.1% to $371.8 million, paced by sales of equipment and software, which grew 18.3% reflecting strong demand for the CEREC®3 dental restorative system, digital radiography systems and computer hardware. Consumable and printed office products increased 4.9% in the Current Quarter. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, increased 9.7%.

Canadian dental sales increased 5.2% over the Prior Quarter in local currencies. Results for the Current Quarter include approximately two months of incremental revenues from the acquisition of DQD. Sales trends in Canada paralleled the U.S.

Veterinary sales increased 30.7% to $61.5 million compared to $47.0 million in the Prior Quarter. Excluding the impact of a significant pharmaceutical distribution agreement, the sales increased by approximately 8%.

Gross Margins. Gross profit increased 8.6% over the Prior Quarter solely as a result of higher sales volumes. A decline in the margin rate from 34.3% to 33.4% reflects a shift in the sales mix between the dental and veterinary segments. While the veterinary segment realized substantial sales growth, these sales carry a lower margin rate, which was further impacted this quarter by a significant pharmaceutical distribution agreement. Dental supply posted a decline of 20 basis points in margin.

Operating Expenses. Operating expense as percent of sales improved from 24.3% in the Prior Quarter to 23.0% in the Current Quarter due to improvements in both the dental and veterinary businesses. Continued operating leverage from the infrastructure attained through the Thompson Dental acquisition, and leverage from the investment in the Company’s hardware and networking initiative were contributing factors to the 130 basis point improvement. The veterinary segment expense ratio benefited from higher sales volume.

Operating Income. Operating income increased 15.8% and improved 40 basis points as a percent of sales. Higher sales volumes accounted for the increase in operating income while operating efficiencies resulted in a reduction of expenses as a percent of sales resulted in higher operating margin.

Other Income. Other income, net of expenses, was $2.1 million for the Current Quarter compared to $1.3 million in the Prior Quarter reflecting higher interest income from a larger inventory of equipment finance contracts which are being held for sale.

Income Taxes. The effective income tax rate in the Current Quarter was 37.6%, the same as last year.

Earnings Per Share, Before Cumulative Effect of Accounting Change. Diluted earnings per share, before the cumulative effect of accounting change increased to $0.43 versus $0.37 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Over the past three months, Patterson generated $56.3 million of cash from operations, compared to spending $12.2 million in the Prior Quarter. A year ago the Company converted to a new funding arrangement for its finance business. As a result, its inventory of equipment finance contracts increased over historic levels during the prior year. During the Current Quarter, the Company was able to reduce the amount of unsold equipment finance contracts by approximately $12 million. In addition, trade accounts receivable declined by $7 million. As a result, DSO declined to 48 days from 50 days at the end of fiscal 2003. Inventories increased by $20 million in the first quarter reflecting the Company’s normal practice of modestly expanding interim inventory to accommodate service levels. Inventory turns stood at 7.6 for the quarter versus 7.3 at fiscal 2003 year-end and 6.7 for the year-ago period.

In the Prior Quarter we used $3.6 million to purchase Distribution Quebec Dentaire, Inc. There have been no acquisitions in the Current Quarter, however, subsequent to the first quarter, the Company entered an agreement to acquire AbilityOne for approximately $575 million. The transaction will be debt financed and is expected to close in the second quarter ending October 25, 2003. (See Note 5 in the Notes to Consolidated Financial Statements).

Management expects that the Company will continue to fund working capital with internally generated funds. To finance anticipated expansion plans and strategic initiatives for the next fiscal year, including the acquisition of AbilityOne, the Company plans to use its existing cash and cash equivalents together with up to a $600 million bridge loan, which will extend for the next six months. During the term of this loan, the Company plans to refinance the loan with longer-term debt financing.

CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its 2003 Annual Report on Form 10-K filed July 24, 2003.

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

•	The Company’s ability to meet increased competition from national, regional and local full-service distributors and mail-order distributors of dental, veterinary, and rehabilitative and assistive living products, while maintaining current or improved profit margins.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

•	The continued ability of the Company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

•	Changes in the economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

•	Reduced growth in expenditures for dental services by private dental insurance plans.

•	The accuracy of the Company’s assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive dental services such as periodontic, endodontic and orthodontic procedures.

•	The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

•	The effects of healthcare related legislation and regulation, which may affect expenditures or reimbursements for rehabilitative and assistive products.

•	The ability of the Company to successfully integrate the AbilityOne business upon consummation of the transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk during the three months ended July 26, 2003. For additional information refer to Item 7A of the Company’s 2003 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of July 26, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 26, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended July 26, 2003, there were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the quarter for which this report is filed.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or, in the case of legal proceedings, were previously reported in the Annual Report on Form 10-K filed July 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON DENTAL COMPANY (Registrant)

Dated: September 8, 2003

	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)