Form 10-Q
period 2003-10-25
PATTERSON DENTAL CO
filed 2003-12-09
CIK 891024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON DENTAL COMPANY

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0886515
(State of Incorporation)	(IRS Employer Identification No.)

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

☒ Yes    ☐ No

Patterson Dental Company has outstanding 68,235,813 shares of common stock as of December 2, 2003.

PATTERSON DENTAL COMPANY

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended October 25, 2003, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties and that are qualified in their entirety by cautionary language set forth in the Company’s Form 10-K report filed July 24, 2003, and the Company’s Form 8-K report filed September 15, 2003, and other documents filed with the Securities and Exchange Commission. See also page 14 of this Form 10-Q.

PART I FINANCIAL INFORMATION

PATTERSON DENTAL COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	October 25, 2003	April 26, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,755	$195,182
Short-term investments	10,997	22,266
Receivables, net	266,998	248,585
Inventory	152,665	125,340
Prepaid expenses and other current assets	35,484	14,744

Total current assets	658,899	606,117

Property and equipment, net	70,577	57,254
Long-term receivables, net	20,044	19,588
Goodwill	661,515	125,400
Identifiable intangibles, net	8,495	9,670
Other	5,351	5,949

Total assets	$1,424,881	$823,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$120,907	$111,543
Accrued payroll expense	25,573	33,693
Income taxes payable	7,892	5,153
Short-term debt	500,000	—
Other accrued expenses	42,593	33,635

Total current liabilities	696,965	184,024
Non-current liabilities	21,933	6,268

Total liabilities	718,898	190,292

STOCKHOLDERS’ EQUITY
Common stock	682	681
Additional paid-in capital	90,580	86,703
Accumulated other comprehensive income (loss)	3,621	(519)
Retained earnings	633,632	569,353
Notes receivable from ESOP	(22,532)	(22,532)

Total stockholders’ equity	705,983	633,686

Total liabilities and stockholders’ equity	$1,424,881	$823,978

See accompanying notes.

PATTERSON DENTAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Net sales	$477,510	$400,821	$910,772	$788,560

Cost of sales	311,189	263,047	599,869	517,611

Gross margin	166,321	137,774	310,903	270,949

Operating expenses	110,043	95,316	209,616	189,628

Operating income	56,278	42,458	101,287	81,321

Other income and expense:
Finance income, net	1,365	1,751	3,263	3,091
Interest expense	(1,889)	(2)	(1,921)	(11)
Gain (loss) on currency exchange	151	(61)	378	(70)

Income before income taxes and cumulative effect of accounting change	55,905	44,146	103,007	84,331

Income taxes	21,019	16,601	38,728	31,710

Income before cumulative effect of accounting change	34,886	27,545	64,279	52,621

Cumulative effect of accounting change	—	—	—	3,372

Net income	$34,886	$27,545	$64,279	$55,993

Before cumulative effect of accounting change:
Earnings per share - basic	$0.51	$0.41	$0.95	$0.78

Earnings per share - diluted	$0.51	$0.40	$0.94	$0.77

After cumulative effect of accounting change:
Earnings per share - basic	$0.51	$0.41	$0.95	$0.82

Earnings per share - diluted	$0.51	$0.40	$0.94	$0.82

Weighted average common shares:
Basic	67,906	67,902	67,872	67,884

Dilutive potential	68,849	68,604	68,640	68,555

See accompanying notes.

PATTERSON DENTAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	October 25, 2003	October 26, 2002
Operating activities:
Income before cumulative effect of accounting change	$64,279	$52,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,857	5,363
Amortization of intangibles	1,459	1,237
Bad debt expense	1,303	531
Change in assets and liabilities, net of acquired	(1,812)	(34,292)

Net cash provided by operating activities	71,086	25,460

Investing activities:
Additions to property and equipment, net	(6,861)	(6,906)
Acquisitions, net	(581,323)	(4,527)
Sale of short-term investments	11,269	1,250

Net cash used in investing activities	(576,915)	(10,183)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(276)	(181)
Proceeds from debt	498,750	—
Common stock issued, net	3,878	1,984

Net cash provided by financing activities	502,352	1,803

Effect of exchange rate changes on cash	1,050	(35)

Net (decrease) increase in cash and cash equivalents	(2,427)	17,045

Cash and cash equivalents at beginning of period	195,182	125,986

Cash and cash equivalents at end of period	$192,755	$143,031

See accompanying notes.

PATTERSON DENTAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(Unaudited)

October 25, 2003

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 25, 2003, and the results of operations and the cash flows for the periods ended October 25, 2003 and October 26, 2002. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended October 25, 2003 and October 26, 2002, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 26, 2003, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2003 Annual Report on Form 10-K filed on July 24, 2003.

The consolidated financial statements of Patterson Dental Company include the assets and liabilities of PDC Funding Company, LLC, a wholly owned subsidiary and a separate legal entity under Minnesota law. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC.

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The second quarter of fiscal 2004 and 2003 represent the 13 weeks ended October 25, 2003 and October 26, 2002, respectively.

Comprehensive Income

Total comprehensive income was $37,529 and $68,419 for the three and six months ended October 25, 2003, respectively, and $27,978 and $55,838 for the three and six months ended October 25, 2003, respectively.

Stock-Based Compensation

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123.” The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25 “Accounting for Stock Issued to Employees.” This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for the stock based plans for the quarter ended October 25, 2003 and October 26, 2002, as the price paid was not less than 100 percent of fair market value.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Income before cumulative effect of accounting change, as reported	$34,886	$27,545	$64,279	$52,621
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	509	368	1,002	729

Pro forma net earnings	$34,377	$27,177	$63,277	$51,892

Earnings per share before cumulative effect of accounting change—basic:
As reported	$0.51	$0.41	$0.95	$0.78
Pro forma	$0.51	$0.40	$0.93	$0.76

Earnings per share before cumulative effect of accounting change—diluted:
As reported	$0.51	$0.40	$0.94	$0.77
Pro forma	$0.50	$0.40	$0.93	$0.76

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Denominator:
Denominator for basic earnings per share - weighted-average shares	67,906	67,902	67,872	67,884

Effect of dilutive securities:
Stock Option Plans	704	604	597	591
Employee Stock Purchase Plan	12	10	12	9
Capital Accumulation Plan	139	88	115	71
Convertible Debenture	88	—	44	—

Dilutive potential common shares	943	702	768	671

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	68,849	68,604	68,640	68,555

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement No. 142 “Goodwill and Other Intangible Assets”, in the first quarter of fiscal 2003. With the adoption of the statement, the Company recognized as the cumulative effect of a change in accounting principle the remaining balance of its unamortized deferred credits. The deferred credits were negative goodwill that arose from acquisitions in the 1980’s and amounted to approximately $3.4 million at the time of the adoption.

The goodwill balance by business segment as of April 26, 2003 and October 25, 2003 is as follows. The increase in the goodwill balance during the six-month period ended October 25, 2003 reflects the preliminary purchase price allocation of the acquisition of AbilityOne Products Corp., contingent earn-out payments from acquisitions made in prior years and changes in currency exchange rates.

	Balance at April 26, 2003	Acquisition Activity	Translation And Other Activity	Balance at October 25, 2003
Dental Supply	$66,769	—	$1,160	$67,929
Rehabilitative Supply	—	533,871	—	533,871
Veterinary Supply	58,631	—	1,084	59,715

Total	$125,400	$533,871	$2,244	$661,515

Accumulated amortization of other intangible assets was $5,849 as of October 25, 2003.

NOTE 3 ACQUISITIONS

On September 12, 2003 the Company acquired the stock of AbilityOne Products Corp. (“AbilityOne”) as a logical extension of Patterson’s value-added, specialty distribution strategy into a large new and growing market. The purchase price of $584.3 million consists of a base price of $575.5 million and an additional $8.8 million for an idle facility and transaction expenses. The idle facility, classified in “Prepaid expenses and other current assets” on the balance sheet, was the former headquarters of an entity acquired by AbilityOne. The activities formerly performed at this facility were moved to other locations within AbilityOne.

The acquisition was initially debt financed through a $500.0 million bridge loan. This loan was replaced by permanent debt financing in the third quarter, which is more fully described in Note 5 to the Consolidated Financial Statements. In conjunction with the transaction, the Company also issued $4.5 million of convertible debentures maturing in 2006. The debentures are convertible into the Common Stock of Patterson Dental Company at a price of $50.98 per share. Interest on the debentures is accrued at the rate of 0.5% per annum.

The results of AbilityOne’s operations are included in the accompanying financial statements since the date of acquisition. The purchase price plus direct acquisition costs have been allocated on the basis of estimated fair values at the date of acquisition, pending final determination of the fair value of certain acquired assets. Upon final determination, a portion of intangible assets currently classified in goodwill will be reclassified into identifiable intangibles. The preliminary purchase price allocation is as follows:

Purchase price	$584,311

Less:
Accounts receivable	$27,930
Income tax receivable	8,069
Inventory	24,394
Fixed assets	11,830
Other assets	10,473
Accounts payable	(12,701)
Deferred taxes	(10,703)
Accrued expenses	(8,852)

Goodwill	$533,871

The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of the fiscal period. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

	Three Months Ended		Six Months Ended
	Oct. 25, 2003	Oct. 26, 2002	Oct. 25, 2003	Oct. 26, 2002
Net sales	$501,631	$454,923	$991,295	$894,297
Net Income before cumulative effect of accounting change	$37,593	$31,470	$71,122	$60,199
Earnings per share before cumulative effect of accounting change:
Basic	$0.55	$0.46	$1.05	$0.89
Diluted	$0.55	$0.46	$1.04	$0.88

NOTE 4 SEGMENT REPORTING

Since fiscal 2002 Patterson Dental Company has operated in two reportable segments, dental supply and veterinary supply. In September 2003, the Company purchased AbilityOne Products Corp. AbilityOne is the world’s leading distributor of rehabilitative supplies and non-wheelchair assistive patient products to the global physical and occupational therapy markets. AbilityOne became a reportable business segment of the Company, and now Patterson Dental Company is comprised of three reportable segments: dental supply, veterinary supply and rehabilitative supply. The Company’s reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics primarily in the Eastern, Mid-Atlantic and Southeastern regions of the United States. The rehabilitative supply segment provides a comprehensive range of distributed and self-manufactured rehabilitative medical supplies and non-wheelchair assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Net sales
Dental supply	$392,657	$355,600	$764,469	$696,321
Rehabilitative supply	31,842	—	31,842	—
Veterinary supply	53,011	45,221	114,461	92,239

Consolidated net sales	$477,510	$400,821	$910,772	$788,560

Operating income
Dental supply	$44,629	$38,786	$84,819	$73,811
Rehabilitative supply	7,543	—	7,543	—
Veterinary supply	4,106	3,672	8,925	7,510

Consolidated operating income	$56,278	$42,458	$101,287	$81,321

Total assets
Dental supply	$662,931	$615,362
Rehabilitative supply	636,402	—
Veterinary supply	125,548	121,594

Consolidated total assets	$1,424,881	$736,956

The following table presents sales information by product for the Company:

	Three Months Ended		Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Net sales
Consumable and printed office products	$306,080	$261,688	$587,474	$518,033
Equipment and software	136,139	105,315	252,709	204,416
Other	35,291	33,818	70,589	66,111

Total	$477,510	$400,821	$910,772	$788,560

NOTE 5 SUBSEQUENT EVENT

In November 2003, the Company executed two debt financing arrangements totaling $650.0 million. A portion of this financing replaces the $500 million bridge loan that was used to fund the acquisition of AbilityOne Products Corp. in September 2003. The financing arrangements, which carried an overall effective rate of less than 4.0% at closing, consist of two components: a $350 million private placement of fixed and floating-rate senior notes, with maturities from November 2006 through November 2010, and a $300 million floating-rate bank credit agreement, consisting of a term loan and revolving credit facility. Under the bank agreement, the $100 million, fully amortizing term loan matures in November 2008, as does the $200 million revolving credit line.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2%	65.6%	65.9%	65.6%

Gross margin	34.8%	34.4%	34.1%	34.4%
Operating expenses	23.0%	23.8%	23.0%	24.1%

Operating income	11.8%	10.6%	11.1%	10.3%
Other (expense) income, net	(0.1)%	0.4%	0.2%	0.4%

Income before income tax and cumulative of accounting change	11.7%	11.0%	11.3%	10.7%
Income before cumulative effect of accounting change	7.3%	6.9%	7.1%	6.7%

QUARTER ENDED OCTOBER 25, 2003 COMPARED TO QUARTER ENDED OCTOBER 26, 2002.

Net Sales. Net sales for the three months ended October 25, 2003 (“Current Quarter”) totaled $477.5 million, a 19.1% increase from $400.8 million reported for the three months ended October 26, 2002 (“Prior Quarter”). Current Quarter results include $31.8 million of incremental rehabilitative sales from the acquisition of AbilityOne Products Corp. (“AbilityOne”) on September 12, 2003. Excluding AbilityOne, net sales increased 11.2%.

Dental segment sales rose 10.4% to $392.7 million. Substantially all of this growth was internally generated. Sales growth in the dental supply segment was led by sales of equipment, which grew 26.0% reflecting strong demand for the CEREC®3 dental restorative system, digital radiography systems and computer hardware. Consumable and printed office products increased 4.5% in the Current Quarter. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, were flat compared to the Prior Quarter.

Canadian dental sales increased 7.0% over the Prior Quarter in local currencies. Trends in Canada were similar to the U.S. market with equipment sales pacing sales growth.

Veterinary sales increased 17.2% to $53.0 million compared to $45.2 million in the Prior Quarter. This segment continued to benefit from a temporary pharmaceutical distribution agreement. Excluding this agreement, veterinary supply sales increased approximately 6%. During the quarter this agreement was converted to an agency arrangement. As a result of this conversion the Company expects third quarter growth rates to be more in line with overall market growth.

Rehabilitative sales stemming from AbilityOne amounted to $31.8 million, in line with internal forecasts. On a pro forma basis, sales increased 3.4%.

Gross Margins. Gross margins increased from 34.4% to 34.8% in the Current Quarter solely as a result of the AbilityOne contribution. The AbilityOne product lines carry higher margins overall than either the dental or veterinary segments. Excluding AbilityOne, margins declined to 34.1 % due to a shift in the veterinary sales mix. While the veterinary segment realized substantial sales growth, these sales carry a lower margin rate, which was further impacted this quarter by a significant pharmaceutical distribution agreement. Veterinary margins are expected to improve in the latter half of the year. Dental supply margins were flat on a year-over-year comparison.

Operating Expenses. Operating expenses as percent of sales improved from 23.8% in the Prior Quarter to 23.0% in the Current Quarter. Continued operating leverage from the infrastructure attained through the Thompson Dental and DQD acquisitions, and leverage from the investment in our hardware and networking initiative were contributing factors. To a lesser extent, an improvement of 1.6 percentage points in the veterinary segment reflected the increased sales volume generated by the pharmaceutical distribution agreement. AbilityOne’s impact on the consolidated expense ratio was negligible.

Operating Income. Operating income increased 32.5% and improved 1.2 percentage points as a percent of sales. Excluding AbilityOne, operating income improved 30 basis points. The 1.2 percentage point increase is attributable to the strong operating metrics of AbilityOne combined with the improvement in the expense ratios in the dental and veterinary segments.

Other Income. Other income, net of expenses, was ($0.4) million for the Current Quarter compared to $1.7 million in the Prior Quarter. This decrease is primarily due to the interest expense incurred on the debt financing used to purchase AbilityOne.

Income Taxes. The effective income tax rate is unchanged in the Current Quarter at 37.6%.

Earnings Per Share. Diluted earnings per share increased to $0.51 versus $0.40 a year ago.

SIX-MONTHS ENDED OCTOBER 25, 2003 COMPARED TO SIX-MONTHS ENDED OCTOBER 26, 2002.

Net Sales. Net sales for the six months ended October 25, 2003 (“Current Period”) totaled $910.8 million, a 15.5% increase from $788.6 million reported for the six months ended October 26, 2002 (“Prior Period”). Results for the period benefited from $31.8 million of incremental revenue from AbilityOne. Excluding AbilityOne, net sales increased 11.5%.

Dental segment sales rose 9.8% to $764.5 million versus $696.3 million in the Prior Period. Six-months trends parallel second quarter results where increases reflect strong equipment sales, which grew 22.3% due to continuing demand for the CEREC®3 dental restorative system, digital radiography systems and computer hardware. Consumable and printed office products increased 4.7% in the Current Period. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, grew 5.1%. The impact of acquisitions over the first six months was negligible. Canadian dental sales increased 6.1% over the Prior Period in local currencies.

Veterinary sales increased 24.1% to $114.5 million compared to $92.2 million in the Prior Period. Excluding the impact of the previously mentioned pharmaceutical distribution agreement, sales increased by approximately 6%.

On a pro forma basis, rehabilitative sales increased 6.3%.

Gross Margins. Gross profit increased 14.7% but margins declined from 34.4% to 34.1% in the Current Period. This decline reflects the lower margin rate contributed by veterinary sales. Dental supply margins dipped slightly by 10 basis points on a year-over-year comparison. Gross margins benefited from AbilityOne’s contribution of 40 basis points.

Operating Expenses. Operating expenses as percent of sales improved from 24.0% in the Prior Period to 23.0% in the Current Period. Analogous to the second quarter, the expense rate improvement resulted from leveraging both the infrastructure attained through acquisitions and investments in our hardware and networking initiative. The sales volume generated by the pharmaceutical distribution agreement positively impacted veterinary expense ratios. The addition of AbilityOne did not impact the consolidated expense rate.

Operating Income. Operating income increased 24.6% and margins improved 80 basis points. Excluding AbilityOne, operating income improved 40 basis points. The AbilityOne contribution to gross margins combined with the positive trends in the dental and veterinary expense ratios resulted in higher operating margin.

Other Income. Other income, net of expenses, declined $1.3 million compared to the Prior Period reflecting higher interest expense from debt financing used to purchase AbilityOne.

Income Taxes. The effective income tax is 37.6% in the Current and Prior Period.

Earnings Per Share, Before Cumulative Effect of Accounting Change. Diluted earnings per share before the cumulative effect of accounting change increased to $0.94 versus $0.77 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

In the first half of fiscal year 2004, Patterson generated $71.1 million of cash from operations on earnings of $64.3 million, compared to $25.5 million on earnings before cumulative effect of accounting change of $52.6 million in the Prior Period. Collections on receivables were higher by $6.3 million and payments on trade payables were lower by $27.4 million compared to the same period a year ago.

Cash flows for investing activities include $579.8 million for the acquisition of AbilityOne on September 12, 2003. The acquisition was initially debt financed through a bridge facility. In November 2003, the bridge facility was converted into two permanent debt financing arrangements totaling $650.0 million. The debt financing is more fully described in Note 5 to the Consolidated Financial Statements. After refinancing the bridge facility, approximately $150.0 million remains for future use. Prior Period investments include $4.5 million primarily for the acquisition of Distribution Quebec Dentaire Inc. The Company sold $11.3 million of short-term investments in the Current Period to help finance the purchase of AbilityOne.

The Company expects funds generated by operations, existing cash balances and availability under the new committed debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next fiscal year.

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

•	The Company’s ability to meet increased competition from national, regional and local full-service distributors and mail-order distributors of dental, veterinary and rehabilitative and assistive living products, while maintaining current or improved profit margins.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

•	The continued ability of the Company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

•	Changes in the economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

•	The ability of the Company to successfully integrate and profitably manage recent acquisitions in the veterinary and rehabilitation supplies and non-wheelchair assistive patient products industries.

•	Reduced growth in expenditures for dental services by private dental insurance plans.

•	The accuracy of the Company’s assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive dental services such as periodontic, endodontic and orthodontic procedures.

•	The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

•	The effects of healthcare related legislation and regulation, which may affect expenditures or reimbursements for rehabilitative and assistive products.

•	The accuracy of assumptions concerning future per capita expenditures for rehabilitative supplies and non-wheelchair assistive patient products, including assumptions as to population growth.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In September 2003, the Company borrowed $500.0 million, under a short-term, bridge loan to finance the purchase of AbilityOne. A sensitivity analysis of the impact on the bridge loan of a hypothetical 10% change in short-term interest rates indicates that interest expense would not have changed materially for the three months ended October 25, 2003. This loan was replaced by permanent financing arrangements in November 2003, which included floating-rate debt. For that reason, the Company expects its risk exposure to changes in interest rates to increase in the future. Additional information regarding the new debt financing is included in Note 5 to the Consolidated Financial Statements. There have been no other material changes from April 26, 2003 in our market risk. For further information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended April 26, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

As of October 25, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 25, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended October 25, 2003, there were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	On September 12, 2003, the Company issued its unregistered convertible debentures in the amount of $3.0 million and $1.5 million in reliance on Regulation D of the Securities Act of 1933. The debentures were issued as part of the consideration for the acquisition of AbilityOne Products Corp. and are convertible to 58,846 and 29,423 shares of common stock respectively. The debentures are convertible beginning July 14, 2006 and expire September 12, 2006. The Agreement and Plan of Merger Among Patterson Dental Company, RETEP, Inc., AbilityOne Products Corp. and AbilityOne II, L.L.C., as Representative of the Company Stockholders was filed as Exhibit 2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2003. See also Note 3 to Notes to Consolidated Financial Statements of this Form 10-Q.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(d)	The Company’s Annual Meeting of Shareholders was held on September 8, 2003.

(c)(1)	The shareholders voted for two director nominees, Harold C. Slavkin and James W. Wiltz, for three year terms. 60,831,373 shares were voted for Mr. Slavkin and 1,421,256 shares withheld authority. 60,685,400 shares were voted for Mr. Wiltz and 1,567,229 shares withheld authority. There were no abstentions and no broker non-votes.

(2)	The shareholders voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 24, 2004. The vote was 61,154,180 shares for, 1,063,266 shares against and 35,183 abstentions. There were no voter non-votes.

ITEM 5.	OTHER EVENTS

On December 1, 2003, the Company issued a press release announcing the completion of $650.0 million debt financing arrangements. The full text of this release is set forth in Exhibit 99 and is incorporated into this Item 5 by reference.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, the registrant has omitted to file certain unregistered convertible debentures. The total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of such convertible debentures to the Commission upon request.

10.1	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Press release announcing the completion of $650 million debt financing arrangements, dated December 1, 2003.

(b)	Reports on Form 8-K:

In a Form 8-K dated August 20, 2003 the Company furnished an earnings press release announcing its 2004 first quarter results.

A Form 8-K was filed on September 15, 2003 announcing the Company’s acquisition of AbilityOne Products Corp.

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

Dated: December 9, 2003

	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)