Form 10-Q
period 2004-01-24
PATTERSON DENTAL CO
filed 2004-03-08
CIK 891024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON DENTAL COMPANY

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0886515
(State of Incorporation)	(IRS Employer Identification No.)

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

☒ Yes    ☐ No

Patterson Dental Company has outstanding 68,391,000 shares of common stock as of March 2, 2004.

PATTERSON DENTAL COMPANY

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended January 24, 2004, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth in the Company’s Form 10-K report filed July 24, 2003, and the Company’s Form 8-K report filed September 15, 2003, and other documents filed with the Securities and Exchange Commission. See also page 15 of this Form 10-Q.

PART I FINANCIAL INFORMATION

PATTERSON DENTAL COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 24, 2004	April 26, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,017	$195,182
Short-term investments	7,535	22,266
Receivables, net	288,594	248,585
Inventory	164,614	125,340
Prepaid expenses and other current assets	33,541	14,744

Total current assets	709,301	606,117
Property and equipment, net	71,830	57,254
Long-term receivables, net	19,324	19,588
Goodwill	594,696	125,400
Identifiable intangibles, net	99,751	9,670
Other	9,107	5,949

Total assets	$1,504,009	$823,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,088	$111,543
Accrued payroll expense	28,748	33,693
Other accrued expenses	49,901	33,490
Income taxes payable	11,486	5,153
Current maturities of long-term debt	20,035	145

Total current liabilities	224,258	184,024
Long-term debt	484,564	129
Deferred taxes	44,262	6,139

Total liabilities	753,084	190,292
STOCKHOLDERS’ EQUITY
Common stock	684	681
Additional paid-in capital	94,569	86,703
Accumulated other comprehensive income (loss)	4,511	(519)
Retained earnings	673,693	569,353
Notes receivable from ESOP	(22,532)	(22,532)

Total stockholders’ equity	750,925	633,686

Total liabilities and stockholders’ equity	$1,504,009	$823,978

See accompanying notes.

PATTERSON DENTAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net sales	$521,218	$421,070	$1,431,990	$1,209,630
Cost of sales	330,345	273,305	930,214	790,916

Gross margin	190,873	147,765	501,776	418,714
Operating expenses	123,882	101,288	333,498	290,916

Operating income	66,991	46,477	168,278	127,798
Other income and (expense):
Finance income, net	1,500	1,681	4,763	4,772
Interest expense	(4,317)	(34)	(6,238)	(45)
Gain on currency exchange	27	108	405	38

Income before income taxes and cumulative effect of accounting change	64,201	48,232	167,208	132,563
Income taxes	24,140	18,130	62,868	49,840

Income before cumulative effect of accounting change	40,061	30,102	104,340	82,723
Cumulative effect of accounting change	—	—	—	3,372

Net income	$40,061	$30,102	$104,340	$86,095

Before cumulative effect of accounting change:
Earnings per share - basic	$0.59	$0.44	$1.54	$1.22

Earnings per share - diluted	$0.58	$0.44	$1.52	$1.21

After cumulative effect of accounting change:
Earnings per share - basic	$0.59	$0.44	$1.54	$1.27

Earnings per share - diluted	$0.58	$0.44	$1.52	$1.26

Weighted average common shares:
Basic	67,994	67,797	67,913	67,855

Diluted	69,085	68,406	68,788	68,505

See accompanying notes.

PATTERSON DENTAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	January 24, 2004	January 25, 2003
Operating activities:
Income before cumulative effect of accounting change	$104,340	$82,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,007	8,011
Amortization of intangibles	4,307	1,858
Bad debt expense	1,803	697
Change in assets and liabilities, net of acquired	(26,106)	(59,074)

Net cash provided by operating activities	93,351	34,215
Investing activities:
Additions to property and equipment, net	(11,290)	(8,658)
Acquisitions, net	(581,782)	(4,956)
Sale (purchase) of short-term investments	14,731	(3,041)

Net cash used in investing activities	(578,341)	(16,655)
Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(3,870)	(275)
Proceeds from debt	498,750	—
Common stock issued (purchased), net	7,879	(8,117)

Net cash provided by (used in) financing activities	502,759	(8,392)
Effect of exchange rate changes on cash	2,066	211

Net increase in cash and cash equivalents	19,835	9,379
Cash and cash equivalents at beginning of period	195,182	125,986

Cash and cash equivalents at end of period	$215,017	$135,365

See accompanying notes.

PATTERSON DENTAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(Unaudited)

January 24, 2004

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 24, 2004 and the results of operations and the cash flows for the periods ended January 24, 2004 and January 25, 2003. Such adjustments are of a normal recurring nature. The results of operations for the quarter ended January 24, 2004 and January 25, 2003, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 26, 2003, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2003 Annual Report on Form 10-K filed on July 24, 2003.

The consolidated financial statements of Patterson Dental Company include the assets and liabilities of PDC Funding Company, LLC, a wholly owned subsidiary and a separate legal entity under Minnesota law. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC.

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The third quarter of fiscal 2004 and 2003 represent the 13 weeks ended January 24, 2004 and January 25, 2003, respectively.

Comprehensive Income

Total comprehensive income was $40,951 and $109,370 for the three and nine months ended January 24, 2004, respectively, and $31,182 and $87,020 for the three and nine months ended January 25, 2003, respectively.

Stock-Based Compensation

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123.” The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25 “Accounting for Stock Issued to Employees.” This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for the stock based plans for the quarter ended January 24, 2004 and January 25, 2003, as the price paid was not less than 100 percent of fair market value.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Income before cumulative effect of accounting change, as reported	$40,061	$30,102	$104,340	$82,723
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	522	373	1,524	1,102

Pro forma net earnings	$39,539	$29,729	$102,816	$81,621

Earnings per share before cumulative effect of accounting change—basic:
As reported	$0.59	$0.44	$1.54	$1.22
Pro forma	$0.58	$0.44	$1.51	$1.20
Earnings per share before cumulative effect of accounting change — diluted:
As reported	$0.58	$0.44	$1.52	$1.21
Pro forma	$0.58	$0.44	$1.50	$1.19

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Denominator:
Denominator for basic earnings per share - weighted-average shares	67,994	67,797	67,913	67,855
Effect of dilutive securities:
Stock option plans	817	520	670	567
Employee Stock Purchase Plan	12	9	11	9
Capital Accumulation Plan	174	80	135	74
Convertible debentures	88	—	59	—

Dilutive potential common shares	1,091	609	875	650

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	69,085	68,406	68,788	68,505

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

The goodwill balance by business segment as of April 26, 2003 and January 24, 2004 is as follows:

	Balance at April 26, 2003	Acquisition Activity	Translation And Other Activity	Balance at January 24, 2004
Dental Supply	$66,769	$—	$1,147	$67,916
Rehabilitative Supply	—	467,065	—	467,065
Veterinary Supply	58,631	—	1,084	59,715

Total	$125,400	$467,065	$2,231	$594,696

The increase in the goodwill balance during the nine-month period ended January 24, 2004 reflects the preliminary purchase price allocation of the acquisition of AbilityOne Products Corp., contingent earn-out payments from acquisitions made in prior years and changes in currency exchange rates.

Balances of acquired intangible assets excluding goodwill are as follows:

	January 24, 2004	April 26, 2003
Trade names and trademarks	$56,363	$—
Customer lists and other amortizable intangible assets	52,084	14,050

Total	108,447	14,050
Less: Accumulated amortization	8,696	4,380

Total identifiable intangible assets, net	$99,751	$9,670

Future amortization expense will approximate $2,900, $10,000, $5,200, $4,300, $3,300 and $2,900 for the fourth quarter of fiscal 2004, and for fiscal years 2005, 2006, 2007, 2008 and 2009, respectively.

NOTE 3 ACQUISITIONS

On September 12, 2003 the Company acquired the stock of AbilityOne Products Corp. (“AbilityOne”) as a logical extension of Patterson’s value-added, specialty distribution strategy into a large new and growing market. The purchase price of $584.8 million consists of a base price of $576.0 million and an additional $8.8 million for an idle facility and transaction expenses. The idle facility, classified in “Prepaid expenses and other current assets” on the balance sheet, was the former headquarters of an entity acquired by AbilityOne. The activities formerly performed at this facility were moved to other locations within AbilityOne.

The acquisition was initially debt financed through a $500 million bridge loan. This loan was replaced by permanent debt financing in November 2003, which is more fully described in Note 5 to the Consolidated Financial Statements. In conjunction with the transaction, the Company also issued $4.5 million of convertible debentures maturing in 2006. The debentures are convertible into the Common Stock of Patterson Dental Company at a price of $50.98 per share. Interest on the debentures is accrued at the rate of 0.5% per annum.

The results of AbilityOne’s operations are included in the accompanying financial statements since the date of acquisition. The preliminary purchase price plus direct acquisition costs have been allocated on the basis of estimated fair values at the date of acquisition. The preliminary purchase price allocation is as follows:

Purchase price	$584,770
Less:
Accounts receivable	27,930
Income tax receivable	8,069
Inventory	24,394
Fixed assets	11,830
Other assets	10,473
Accounts payable	(12,701)
Deferred taxes	(37,603)
Accrued expenses	(8,961)
Identifiable intangible assets	94,274

Goodwill	$467,065

The deferred tax liability primarily represents a provision for deferred taxes against the identifiable intangible assets. This provision will normalize income tax expense in future periods as the intangibles are amortized, sold or written down.

The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of the fiscal period. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

	Three Months Ended		Nine Months Ended
	Jan. 24, 2004	Jan. 25, 2003	Jan. 24, 2004	Jan. 25, 2003
Net sales	$521,218	$471,976	$1,512,513	$1,366,273
Income before cumulative effect of accounting change	$40,061	$33,480	$111,183	$93,679
Earnings per share before cumulative effect of accounting change:
Basic	$0.59	$0.49	$1.64	$1.38
Diluted	$0.58	$0.49	$1.62	$1.37

NOTE 4 SEGMENT REPORTING

Since fiscal 2002 Patterson Dental Company has operated in two reportable segments, dental supply and veterinary supply. In September 2003, the Company purchased AbilityOne Products Corp. AbilityOne is the world’s leading distributor of rehabilitative supplies and non-wheelchair assistive patient products to the global physical and occupational therapy markets. AbilityOne became a reportable business segment of the Company, and now Patterson Dental Company is comprised of three reportable segments: dental, veterinary, and rehabilitative supply. The Company’s reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics primarily in the Eastern, Mid-Atlantic and Southeastern regions of the United States. The rehabilitative supply segment provides a comprehensive range of distributed and self-manufactured rehabilitative medical supplies and non-wheelchair assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net sales
Dental supply	$425,145	$380,822	$1,189,614	$1,077,143
Rehabilitative supply	52,989	—	84,831	—
Veterinary supply	43,084	40,248	157,545	132,487

Consolidated net sales	$521,218	$421,070	$1,431,990	$1,209,630

Operating income
Dental supply	$54,436	$44,119	$139,254	$117,930
Rehabilitative supply	10,270	—	17,813	—
Veterinary supply	2,285	2,358	11,211	9,868

Consolidated operating income	$66,991	$46,477	$168,278	$127,798

	January 24, 2004	April 26, 2003
Total assets
Dental supply	$637,774	$692,740
Rehabilitative supply	668,768	—
Veterinary supply	197,467	131,238

Consolidated total assets	$1,504,009	$823,978

The following table presents sales information by product for the Company:

	Three Months Ended		Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net sales
Consumable and printed office products	$307,109	$247,336	$894,583	$765,369
Equipment and software	177,731	143,823	430,440	348,239
Other	36,378	29,911	106,967	96,022

Total	$521,218	$421,070	$1,431,990	$1,209,630

NOTE 5 LONG-TERM DEBT

During the third quarter, the Company executed two debt financing arrangements totaling $650 million. A portion of this financing replaces the $500 million bridge loan that was used to fund the acquisition of AbilityOne Products Corp. in September 2003. The financing arrangements, which carried an overall effective rate of less than 4.0% at closing, consist of two components: a $350 million private placement of fixed and floating-rate senior notes, with maturities from November 2006 through November 2010, and a $300 million floating-rate bank credit agreement, consisting of a term loan and revolving credit facility. Under the bank agreement, the $100 million, fully amortizing term loan matures in November 2008, as does the $200 million revolving credit line. The Company had drawn $50 million under the revolving credit line at January 24, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Form 10-K report filed July 24, 2003, and the Company’s Form 8-K report filed September 15, 2003, for important background information regarding, among other things, an overview to the markets in which we operate and our business strategies.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.4%	64.9%	65.0%	65.4%

Gross margin	36.6%	35.1%	35.0%	34.6%
Operating expenses	23.8%	24.1%	23.2%	24.0%

Operating income	12.8%	11.0%	11.8%	10.6%
Other (expense) income, net	(0.5)%	0.4%	(0.1)%	0.6%

Income before income tax and cumulative of accounting change	12.3%	11.4%	11.7%	11.2%
Income before cumulative effect of accounting change	7.7%	7.1%	7.3%	7.1%

QUARTER ENDED JANUARY 24, 2004 COMPARED TO QUARTER ENDED JANUARY 25, 2003.

Net Sales. Net sales for the three months ended January 24, 2004 (“Current Quarter”) totaled $521.2 million, a 23.8% increase from $421.1 million reported for the three months ended January 25, 2003 (“Prior Quarter”). Current Quarter results include $53.0 of incremental revenue from the acquisition of AbilityOne Products Corp. (“AbilityOne”) on September 12, 2003. Excluding AbilityOne, net sales increased 11.2%.

Dental segment sales rose 11.6% to $425.1 million. Sales growth in the dental supply segment was led by sales of equipment, which grew 18.6% reflecting strong demand for the CEREC®3 dental restorative system, digital radiography systems and computer hardware. Consumable and printed office products increased 5.7% in the Current Quarter led by U.S. consumable growth of 6.2%. This improvement reflects the positive impact of strengthened market focus, new sales training, tools and programs, and the addition of territory sales representatives to the sales force. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, grew 20.8% compared to the Prior Quarter.

Veterinary sales increased 7.0% to $43.1 million compared to $40.2 million in the Prior Quarter. Higher sales growth in the first and second quarters of this year was due to a temporary pharmaceutical distribution agreement. Although this agreement was largely converted to an agency arrangement prior to the start of the Current Quarter, there was some impact in the Current Quarter which was more than offset by the volume generated from this agreement in the Prior Quarter, which was the period this agreement began. Excluding the former distribution agreement, sales growth going forward is expected to outpace the 6% to 7% growth rate of the

U.S. companion-pet veterinary supply market, but will be generally offset by the impact of the contract over the next three quarters .

Rehabilitative sales stemming from the AbilityOne acquisition amounted to $53.0 million. This is the first full quarter contribution from AbilityOne. On a pro forma basis, sales increased about 4%.

Gross Margins. Gross margins increased from 35.1% to 36.6% in the Current Quarter with a contribution from AbilityOne of 1 percentage point. The AbilityOne product lines carry higher margins overall than either the dental or veterinary segments. The remainder of the increase is from the dental segment and is attributable to product mix along with some pricing improvement. Veterinary gross margins improved over the first half of the year due primarily to changes in product mix but were down year-over-year due to erosion in agency commission rates.

Operating Expenses. Operating expenses as a percent of sales improved from 24.1% in the Prior Quarter to 23.8% in the Current Quarter. The dental segment gained leverage on the operating expense line despite substantial investments in the sales organization, the new technical service system and other corporate objectives. This gain was partially offset by expenses recorded by AbilityOne, which included $2.2 million of amortization expense relating to the identifiable intangibles arising from the preliminary valuation of their assets. As a percent of sales, the veterinary segment showed a 40 basis point improvement in expenses quarter over quarter.

Operating Income. Operating income increased 44.1% and improved 1.8 percentage points as a percent of sales. The 1.8 percentage point increase is attributable to the strong operating metrics of AbilityOne combined with the improved dental gross margins and leverage on the expense structures of both the dental and veterinary segments. Excluding AbilityOne, operating margin improved 1.1 percentage points.

Other Income (Expense). The net expense of $2.8 million for the Current Quarter compared to $1.8 million of income in the Prior Quarter is primarily due to the interest expense incurred on the debt financing used to purchase AbilityOne including the write-off of $800,000 of remaining origination fees on the bridge loan, which was retired during the period.

Income Taxes. The effective income tax rate is unchanged in the Current Quarter at 37.6%.

Earnings Per Share. Diluted earnings per share increased to $0.58 versus $0.44 a year ago. The AbilityOne acquisition provided earnings of approximately $0.05 per diluted share.

NINE-MONTHS ENDED JANUARY 24, 2004 COMPARED TO NINE-MONTHS ENDED JANUARY 25, 2003.

Net Sales. Net sales for the nine months ended January 24, 2004 (“Current Period”) totaled $1,432.0 million, an 18.4% increase from $1,209.6 million reported for the nine months ended January 25, 2003 (“Prior Period”). Results for the period benefited from $84.8 million of incremental revenue from AbilityOne. Excluding AbilityOne, net sales increased 11.4%.

Dental segment sales rose 10.4% to $1,189.6 million versus $1,077.1 million in the Prior Period. Nine-month trends parallel third quarter results where increases reflect strong equipment sales, which grew 20.7% due to continuing demand for the CEREC®3 dental restorative system, digital radiography systems and computer hardware. Consumable and printed office products increased 5.0% in the Current Period. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, grew 10.0%. The impact of acquisitions over the first nine months was negligible. Canadian dental sales increased 2.2% over the Prior Period in local currencies.

Veterinary sales increased 18.9% to $157.5 million compared to $132.5 million in the Prior Period. Excluding the impact of the previously mentioned pharmaceutical distribution agreement, sales increased by approximately 8%.

On a pro forma basis, rehabilitative sales increased about 6% from $156.6 in the Prior Period to $165.4 in the Current Period.

Gross Margins. Gross profit increased 19.8% from 34.6% to 35.0% as a percent of sales in the Current Period solely as a result of the AbilityOne contribution. Excluding AbilityOne, margins declined to 34.4% due to a shift in the veterinary sales mix. While the veterinary segment realized substantial sales growth, these sales carried a lower margin rate due to the temporary pharmaceutical distribution agreement discussed above. Gross margins in the dental segment improved by 10 basis points.

Operating Expenses. Operating expenses as a percent of sales improved from 24.0% in the Prior Period to 23.2% in the Current Period. The expense rate improvement resulted from leveraging both the infrastructure attained through acquisitions and investments in our hardware and networking initiative. The sales volume generated by the veterinary pharmaceutical distribution agreement in the first six months of the year positively impacted the veterinary expense ratios. The addition of AbilityOne had no impact on the consolidated expense rate.

Operating Income. Operating income increased 31.7% and margins improved 1.2 percentage points. Excluding AbilityOne, operating margin improved 60 basis points. The AbilityOne contribution to gross margins combined with the positive trends in the dental and veterinary expense ratios resulted in higher operating margin.

Other Income (Expense). The $5.8 million decline compared to the Prior Period reflects the impact of the interest expense arising from the debt financing used to purchase AbilityOne.

Income Taxes. The effective income tax rate is 37.6% in the Current and Prior Period.

Earnings Per Share, Before Cumulative Effect of Accounting Change. Diluted earnings per share before the cumulative effect of accounting change increased to $1.52 versus $1.21 a year ago. Earnings per share includes an approximate $0.09 contribution from AbilityOne.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended January 24, 2004, Patterson generated $93.4 million of cash from operations on earnings of $104.3 million, compared to $34.2 million on earnings before cumulative effect of accounting change of $82.7 million in the Prior Period. Payments on trade payables were lower by $21.4 million as the Company paid down dated payables in the Prior Period and fluctuations occurring in the normal course of business activities, in the aggregate, accounted for the balance of the year-over-year change in cash flows from operations.

Cash flows for investing activities include $580.3 million for the acquisition of AbilityOne on September 12, 2003. The acquisition was initially debt financed through a $500 million bridge loan. In November 2003, the bridge loan was converted into two permanent debt financing arrangements as more fully described in Note 5 to the Consolidated Financial Statements and in Contractual Obligations below. Prior Period investments include $4.5 million used primarily for the acquisition of Distribution Quebec Dentaire Inc.

The Company expects funds generated by operations, existing cash balances and availability under the new committed debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next fiscal year.

CONTRACTUAL OBLIGATIONS

Since April 26, 2003, the Company entered into two new debt financing arrangements including both bank and private debt for $650 million. The bank portion of the package totals $300 million and is comprised of a $100 million five year, amortizing term loan and a $200 million five year, revolving credit facility. The private debt is a total of $350 million of fixed and floating rate notes with maturities ranging from 3 to 7 years with one year, no-call provisions.

The Company had two primary objectives in placing this debt: one, to lower its overall cost of capital, and two, to provide significant flexibility in financing the growth of the business. Proceeds from these issuances were used to repay the $500 million bridge financing obtained in connection with the AbilityOne acquisition. After refinancing the bridge loan, approximately $150 million of capacity remains for future use under the bank agreement.

The following table updates information about the Company’s contractual obligations:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$504,599	$20,035	$74,564	$345,000	$65,000

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

•	The Company’s ability to meet increased competition from national, regional and local full-service distributors and mail-order distributors of dental, veterinary and rehabilitative and assistive living products, while maintaining current or improved profit margins.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

•	The continued ability of the Company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

•	Changes in the economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

•	Reduced growth in expenditures for dental services by private dental insurance plans.

•	The accuracy of the Company’s assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive dental services such as periodontic, endodontic and orthodontic procedures.

•	The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

•	The effects of healthcare related legislation and regulation, which may affect expenditures or reimbursements for rehabilitative and assistive products.

•	The accuracy of assumptions concerning future per capita expenditures for rehabilitative supplies and non-wheelchair assistive patient products, including assumptions as to population growth.

•	The ability of the Company to successfully integrate and profitably manage recent acquisitions in the veterinary and rehabilitation supplies and non-wheelchair assistive patient products industries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In November 2003, the Company entered into a $650 million debt financing arrangement. At January 24, 2004 the Company had $500 million outstanding of which $350 million is variable-rate debt. After adjusting for the effect of variable-rate assets, primarily cash and cash equivalents, the Company has approximately $150 million of net variable-rate debt exposed to market risk. A sensitivity analysis of the impact on the net variable-rate debt of a hypothetical 10% change in short-term interest rates indicates that interest expense would not have changed materially for the three months ended January 24, 2004. Additional information regarding the new debt financing is included in Note 5 to the Consolidated Financial Statements. There have been no other material changes from April 26, 2003 in our market risk. For further information on market risk, refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended April 26, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

As of January 24, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 24, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended January 24, 2004, there were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	On September 12, 2003, the Company issued its unregistered convertible debentures in the amount of $3.0 million and $1.5 million in reliance on Regulation D of the Securities Act of 1933. The debentures were issued as part of the consideration for the acquisition of AbilityOne Products Corp. and are convertible to 58,846 and 29,423 shares of common stock respectively. The debentures are convertible beginning July 14, 2006 and expire September 12, 2006. The Agreement and Plan of Merger Among Patterson Dental Company, RETEP, Inc., AbilityOne Products Corp. and AbilityOne II, L.L.C., as Representative of the Company Stockholders was filed as Exhibit 2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2003. See also Note 3 to Notes to Consolidated Financial Statements of this Form 10-Q.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.5	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents.

4.6	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

In a Form 8-K dated November 20, 2003 the Company furnished an earnings press release announcing its 2004 second quarter results.

A Form 8-K/A was filed November 21, 2003 amending a Form 8-K filed September 15, 2003 announcing the Company’s acquisition of AbilityOne Products Corp.

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

Dated: March 9, 2004

	By:	/s/ R. Stephen Armstrong

R. Stephen Armstrong
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)