Form 10-K
period 2004-04-24
PATTERSON COMPANIES, INC.
filed 2004-07-08
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 24, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant as of October 25, 2003, was approximately $2,899,600,000.

As of June 30, 2004, there were 68,551,744 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated	Part of Form 10-K
Proxy Statement for 2004 Annual Meeting of Shareholders	Part III

FORM 10-K INDEX

i

PART I

1. BUSINESS

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes forward-looking statements. Reference is made to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Operating Results, for a discussion of certain factors that could cause the Company’s actual operating results to differ materially from those expressed in any forward-looking statements.

General

In June 2004, the Company changed its corporate name to Patterson Companies, Inc. (“Patterson” or the “Company”). Patterson will retain its existing Nasdaq stock symbol. The new corporate name was adopted to reflect Patterson’s expanding base of business, which now encompasses the veterinary and rehabilitative supply markets, as well as its traditional base of operations in the dental supply market. Patterson’s operating units will continue as Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and AbilityOne Products Corp.

Patterson Companies, Inc. is a value-added distributor serving three major markets:

•	North American dental supply;

•	U.S. companion-pet (dogs, cats and other common household pets) veterinary supply;

•	and the worldwide rehabilitative and non-wheelchair assistive products supply market.

Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Direct Dental Supply Co., Patterson Dental Canada, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., PDC Funding Company, LLC, Patterson Technology Center, Inc., Colwell Systems, Inc, Webster Management LP, AbilityOne Products Corp., AbilityOne Corporation, Sammons Preston Canada, Inc., AMFAB, Inc., Tumble Forms, Inc., Midland Manufacturing Company, Inc., J.A. Preston Corporation, AbilityOne Homecraft Limited, AbilityOne Limited, AbilityOne Kinetec S. A. and AOC Vertriebs GmbH.

Patterson began distributing dental supplies in 1877. The modern history of the business dates to May 1985, when the Company’s management and certain investors purchased the Company from a subsidiary of The Beatrice Companies, Inc. Patterson became a publicly traded company in October 1992.

The Company historically reported under one operating segment, dental supply. In July 2001, the Company purchased the veterinary supply assets of J. A. Webster, Inc., which became a reportable business segment. Then in September 2003, the Company acquired AbilityOne Products Corp., creating a third business segment for the Company which serves the rehabilitative supply market. The Company’s three reportable segments dental supply, veterinary supply and rehabilitative supply are strategic business units that offer similar products and services to different customer bases.

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental Supply, or “Dental Supply,” is one of the two largest distributors of dental products in North America. The business currently has operations in the United States and Canada. Dental Supply, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental Supply offers its customers a broad selection of dental products including more than 85,000 stock keeping units (“SKU’s”) of which approximately 4,000 are private-label products sold under the Patterson name. Dental Supply also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. The Company markets its dental products and services through over 1,350 direct sales representatives, 316 of whom are equipment specialists.

Founded in 1877, Patterson Dental Supply has over 125 years of experience providing quality service to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to $1,616.3 million in fiscal 2004, operating margins have increased every year since fiscal 1985 and profitability has increased from an operating loss in fiscal 1986 to operating income of $197.4 million in fiscal 2004.

Patterson estimates the dental supply market it serves to be approximately $5.2 billion annually. Patterson also believes that its share of this market is approximately 30%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices that is attractive for the Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 156,000 dentists practicing in the United States in approximately 120,000 dental practices, representing a fragmented, geographically diverse market. There are approximately 17,000 licensed dentists in Canada according to the Canadian Dental Association. The average general practitioner generated approximately $500,000 in annual revenue in 2000, while the average specialty practitioner produced about $680,000. The Company believes that a dentist uses between 5% and 7% of annual revenue to purchase consumable supplies used in the daily operations of the practice. This translates into between $25,000 and $35,000 of supplies being purchased by the average practice each year. The Company believes the average dental practitioner purchases about 40% of their supplies from their top supplier.

Total expenditures for dental services in the United States increased from $31 billion in 1990 to $74 billion in 2003. Domestic dental care expenditures are projected by the Centers for Medicare & Medicaid Services to grow 6% annually, reaching $110 billion by the year 2010. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

•	Demographics. The U.S. population grew from 235.1 million in 1980 to 280.3 million in 2003, and is expected to reach 299.9 million by 2010. The median age of the population is also increasing and Patterson believes that older dental patients spend more on a per capita basis for dental services.

•	Dental products and techniques. Technological developments in dental products have contributed to advances in dental techniques and procedures, including cosmetic dentistry and dental implants.

•	Demand for certain dental procedures. Demand is growing for preventive dentistry and specialty services such as periodontic (the treatment of gums), endodontic (root canals), orthodontic (braces), and other dental procedures that enable patients to keep their natural teeth longer and improve their appearance.

•	Increased dental office productivity. The number of dentists per 100,000 U.S. population is forecasted to decline over the next two decades. As a result, the number of patients per dental practice is expected to grow. For this reason dentists are showing increased willingness to invest in dental equipment and office infrastructure that can strengthen the productivity of their practices.

•	Demand for infection control products. Greater public awareness as well as regulations and guidelines instituted by OSHA, the American Dental Association and state regulatory authorities have resulted in increased use of infection control (asepsis) products such as protective clothing, gloves, facemasks, and sterilization equipment to prevent the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Coverage by dental plans. An increasing percentage of dental services are being funded by private dental insurance. The Centers for Medicare & Medicaid Services statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 50% of the $74 billion in total expenditures for 2003, compared to approximately 48% of the $31 billion in total expenditures for 1990.

Strategy

Patterson’s objective is to remain a leading national distributor of supplies, equipment and related services in the market while continuing to improve its profitability and enhance its value to customers. To achieve this objective, Patterson has adopted a strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions.

Emphasizing Value-Added, Full-Service Capabilities. The Company believes that its customers value full service and responsive delivery of quality supplies and equipment, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services, and generally a superior sales representative can create a special relationship with the practitioner by providing an education link to the overall industry. The Company’s knowledgeable sales representatives assist customers in the selection and purchase of supplies. In addition, the high quality sales force allows Patterson to offer broader product lines. Most dentists are independent, sole practitioners who are unable to store and manage large volumes of supplies in their offices. Patterson meets its customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers. Equipment specialists, technology representatives, and service technicians also support the Company’s value-added strategy in the dental supply market. Equipment specialists offer consultation on office design, equipment requirements and financing. Technology representatives provide guidance on integrating technology solutions including practice management and clinical software, digital radiography, custom hardware and networking into the dental practice. The Company’s trained service technicians perform equipment installation, maintenance and repair services including product not purchased through Patterson.

Using Technology to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability to its dental supply segment since 1987 when it first introduced Remote Order Entry (REMOSM). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers four systems to the dental supply segment, eMAGINE®, REMOSM, PDXpress® and pattersondental.com. Customers as well as the Company’s sales force use these systems. Over the years, the number of orders transmitted electronically has grown steadily to approximately 55% of Patterson’s consumable dental product volume or $483.7 million in fiscal year 2004.

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

For those dental customers not using eMAGINE®, the Company offers two alternative order entry products. REMOSM gives customers direct and immediate ordering access through a personal computer to a database containing Patterson’s complete inventory. PDXpress® is a handheld order entry system that eliminates handwritten order forms by permitting a user to scan a product bar code from an inventory tag system or from Patterson’s bar-coded catalog. These systems, including eMAGINE®, are provided at no additional charge to customers who maintain certain minimum purchase requirements.

The goal of the Company’s Internet strategy is to distribute information and service related products over the Internet to enhance customers’ practices and to increase sales force productivity. The Company’s Internet environment includes order entry, access to “Patterson Today” articles and manufacturers’ product information. Additionally, Patterson utilizes a tool, InfoSource, to provide real time customer and Company information to the Company’s sales force, managers and vendors via the Internet.

In addition to enhancing customer service, by offering its electronic order entry systems to customers, the Company enables its sales representatives to spend more time with existing customers and to call on additional customers.

The Company’s propriety practice management and clinical software, EagleSoft®, is developed and maintained by the Patterson Technology Center, which the Company believes is unique among dental distribution companies. Software and digital radiography customers also have access to the support capabilities of the Patterson Technology Center. In addition to troubleshooting problems through its customer call center, the Patterson Technology Center designs and configures local area networks and assembles custom hardware. The Patterson Technology Center also develops and supports the Company’s order entry systems.

Continuing to Improve Operating Efficiencies. Patterson continues to implement programs designed to improve operating efficiencies and allow for continued sales growth over time. These programs include a wide variety of initiatives from investing in management information systems to consolidating distribution centers. Recent initiatives include deploying InfoSource, upgrading the Company’s communications architecture, and implementing a new technical service system. In fiscal 2001, the Company launched its new InfoSource program, a web-based system that disseminates key sales information, customer purchasing trends and other administrative reports to the Company’s dental sales force and branch managers. InfoSource allows dental sales representatives to more effectively and efficiently market the Company’s broad product line while enabling branch managers to increase their productivity. The Company has also improved operating efficiencies by converting its communications architecture to faster, higher capacity data lines that combine voice and data transmissions while reducing overall communication costs. During fiscal 2003, the Company began implementing a new field service management tool for its technical service operations. This new tool will allow the Company to fundamentally change its technical service business processes, improving the Company’s ability to coordinate the actions of its service technicians and enhancing customer service while reducing the overall cost of operations. The Company is also in the process of developing a new equipment proposal system for its sales representatives. The system has the look and feel of the Company’s eMAGINE® product and will automate the equipment proposal and ordering process. Consequently, the Company expects to continue to improve its operating leverage and efficiencies going forward.

Growing Through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental distribution market. Over the past 16 years the Company has made the following acquisitions:

Dental distribution acquisitions in the United States

•	In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 2002, Patterson acquired certain assets of 24 smaller dental dealers throughout the United States. During fiscal 2002, the Company acquired Thompson Dental Company of Columbia, SC, a leading value-added distributor of dental supplies, equipment and services in the mid-Atlantic and southeastern U.S. Thompson ranked among the 10 largest dental distributors in the country.

Dental distribution acquisitions in Canada

•	In October 1993, Patterson Dental Supply completed the acquisition of Healthco International, Inc.’s Canadian subsidiary, Healthco Canada, Inc. In August 1997, the Company acquired Canadian Dental Supply Ltd., which expanded the Company’s market share in British Columbia, Alberta, Saskatchewan and Ontario. In July 2002, the Company acquired Distribution Quebec Dentaire, Inc., augmenting the Company’s market share in Quebec. As a combined operation known as Patterson Dental Canada, Inc., this subsidiary, which the Company believes is one of the two largest full-service dental products distributors in Canada, employs approximately 485 people, 130 of whom are sales representatives.

Printed office products acquisitions

•	In October 1996, Patterson acquired the Colwell Systems division of Deluxe Corporation. Colwell Systems produces and sells a variety of printed office products used in medical, dental and veterinary offices. In February 1999, the Company acquired Professional Business Systems, Inc. (PBS), Colwell’s largest supplier, to expand production capacity.

Software acquisitions

•	In July 1997, Patterson Dental Supply acquired EagleSoft, Inc., a developer and marketer of Windows®-based practice management and clinical software for dental offices. EagleSoft, now known as the Patterson Technology Center, is located in Effingham, Illinois. In September 2000, the Company acquired eCheck-up.com, a web-based, value-added service that complements and expands the Company’s current product offerings to the front office of the dental practice. eCheck-up.com is an Internet service that provides on-line practice performance and benchmarking services to subscribing dental customers through its website. In December 2001, the Company purchased Modern Practice Technologies, a company that provides custom computing solutions to the dental industry. This acquisition helped Patterson to position itself to provide all of the custom hardware and networking required for interfacing the entire dental office.

•	In May 2004, Patterson Dental Supply acquired CAESY Education Systems, Inc., the leading provider of electronic patient education services to dental practices in North America. Headquartered in Vancouver, Washington, CAESY provides dental practices with a range of communications media that educate patients about professional dental care, procedures and treatment alternatives with the goal of influencing patient decisions about dental services and increasing the productivity of the dental professional. Educational materials are communicated through recordable CD/DVD media, computer programs and the dentist’s web site. These materials can be used within the dental waiting room, at chair side and in the patient’s home.

Products and Services

The following table sets forth the sales by principal categories of products and services offered to dental supply customers:

	2004	2003	2002
Consumable and printed products	57%	59%	61%
Equipment and software	34	32	30
Other (1)	9	9	9

Total	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

Consumable and Printed Products

Dental Supplies. Patterson offers a broad product line of consumable dental supplies such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); hand instruments; sterilization products; anesthetics; infection control products such as protective clothing, gloves and facemasks; paper, cotton and other disposable products; toothbrushes and a full line of dental accessories including instruments, burs, and diamonds. Patterson markets its own private label line of dental supplies including anesthetics, instruments, preventive and restorative products, and cotton and paper products. Compared to most name brand supplies, the private label line provides lower prices for the Company’s customers and higher margins for the Company.

Printed Products. Patterson Dental Supply provides a variety of printed products, office filing supplies, and practice management systems to office-based healthcare providers including dental and medical offices. Products include custom printed products, insurance and billing forms, stationery, envelopes and business cards, labels, file folders, appointment books and other stock office supply products. Products are sold through two channels:

•	The Company’s dental supply sales force

•	Catalogs distributed to over 100,000 customers several times a year

Both channels are supported by a staff of telemarketing personnel located in Champaign, Illinois. Orders are received by telephone, through the mail or electronically from the dental distribution order processing system.

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

Software. Patterson develops and markets practice management and clinical software for dental professionals. Products include software for scheduling, billing, charting and storage/retrieval of digital images. The Company also sells software products developed by third parties including Sidexis by Sirona, Dimax2 by Planmeca and VixWin by Gendex. These value-added products are designed to help achieve office productivity improvements, which translates into higher profitability for the customer.

Hardware. In fiscal 2003, Patterson Dental Supply began to offer custom hardware and networking solutions required for integrating the entire dental office. By January 2003, this new product offering was available to all of the Company’s dental customers. This initiative marks another step in Patterson’s overall strategy of providing customers with the convenience and cost-effectiveness of a virtually complete range of products and value-added services and is the newest component of Patterson’s single-source solution for dental offices.

Patient Education Services. With the acquisition of CAESY Education Systems, Inc., Patterson Dental Supply expanded it’s offering of value-added services to include patient education services. These communications tools are designed to influence patient decisions about services in an efficient, cost-effective manner.

Other

Software Services. The Company offers a variety of services to complement its software products such as service agreements, electronic claims processing and billing statement processing. These services provide value to customers by allowing them to keep products current state, or receive payments more rapidly while obtaining greater productivity.

Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and Patterson’s 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance services for all dental equipment, whether or not purchased from Patterson, including 24-hour handpiece repair service. In addition to service technicians who provide installation and repair services on basic dental equipment, the Company also invested in personnel who specialize in installing and troubleshooting issues with technology solutions such as practice management software, digital imaging products, hardware and networking. The goal of this group, which is comprised of both local service technicians and the Patterson Technology Center, is to help customers integrate newer technology into their dental practice. The Patterson Technology Center helps the customer minimize costly downtime by offering a single point of contact for post-sale technology related issues.

Dental Office Design. Patterson provides dental office layout and design services through the use of a computer-aided design (CAD) program. Equipment specialists can create original or revised dental office designs in a fraction of the time required to produce conventional drawings. Customers purchasing major equipment items receive dental office design services at no additional charge.

Equipment Financing. Patterson Dental Supply provides a variety of options to fulfill its customers’ financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party. For non-equipment related needs, customers are referred to one of the third party organizations. These alternatives allow the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2004, the Company originated over $239.2 million of equipment finance contracts. The Company, or one of its vendor partners, financed approximately 40% of the equipment purchased by customers during fiscal 2004.

Since November 1998, Patterson has also maintained one or more finance referral agreements with an outside finance company to provide a more extensive selection of finance opportunities to its customers. This might include financing for practice transitions, working capital, leasing, real estate and long-term capital. Currently this service is provided by HPSC Inc. There are no recourse provisions under this agreement. Patterson receives referral fees under this agreement and HPSC Inc. extends credit and services the accounts.

To meet the needs of its customers, Patterson also initiates installment sale contracts that can be sold to either a commercial paper conduit managed by BankOne, N.A., or a group of banks led by U.S. Bank National Association.

Patterson created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in the commercial paper conduit. The Company transfers installment sale contracts to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. This agreement was renewed in April 2004, with a current limit of $250 million of contract purchases. There is no recourse to the Company for contracts purchased by the commercial paper conduit but there is a holdback equal to 10% of the contracts.

The group of banks, led by U.S. Bank, can also purchase the Company’s installment sale contracts that are secured by dental equipment, on a limited recourse basis. The contract purchase agreement with the banks allowed for a maximum capacity of $70 million. In May 2004, the Company extended its agreement with the banks, which now provides for sales of installment contracts up to $90 million.

Patterson services the customer contracts under both of the preceding arrangements for which it receives a fee.

Sales and Marketing

During fiscal 2004, Patterson Dental Supply sold products or services to over 116,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental Supply’s customers include dentists, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2004, and Patterson is not dependent on any single customer or geographic group of customers. The Company’s sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company’s value-added approach.

A primary component of Patterson’s value-added approach is its sales force. Due to the fragmented nature of the dental supply market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an education link to the overall industry; assist practitioners in selecting and purchasing products and help customers efficiently manage their supply inventories. Each representative works within an assigned sales territory under the supervision of a location (branch) manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some, less experienced, representatives receiving a base salary and commission.

To assist its sales representatives, Patterson Dental Supply publishes a variety of catalogs and fliers containing product and service information. Dental customers receive a full-line product catalog containing over 24,000 inventoried items. The catalog includes pictures of products, detailed descriptions and specifications of products and is utilized by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high-demand items such as infection control products are promoted through merchandise fliers printed and distributed bimonthly to the dental supply market. In addition, dental equipment sold by Patterson is featured in the Patterson’s tri-yearly publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson and information on equipment maintenance.

To enhance the total value it brings to its customers, Patterson Dental Supply created a value-added benefit program for its preferred customers. The Patterson PlusSM program entitles its best dental customers to priority technical services, automated supply management systems at no charge, a variety of product discounts and reduced rates on financial products, practice management software and technical services.

Distribution

Patterson Dental Supply believes that responsive delivery of quality supplies and equipment is a key element to providing complete customer satisfaction.

Patterson ships dental consumable supplies from 10 strategically located distribution centers in the U.S. and Canada. Orders for consumable dental supplies can be placed by telephone or electronically 24 hours a day, seven days a week. Printed office products are shipped from the Company’s two manufacturing facilities in Illinois.

All orders are routed through Patterson’s centralized computer ordering, shipping and inventory management systems, which are linked to each of the Company’s strategically located distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs shipment of the item from another center. Rapid and accurate order fulfillment is another principal component of the Company’s value-added approach. Patterson Dental Supply estimates that 99% of its consumable goods orders are shipped to the customer on time, which is generally within 24 hours.

In order to assure the availability of Patterson Dental Supply’s broad product lines for prompt delivery to customers, Patterson must maintain sufficient inventories at its distribution centers. Purchasing of consumables and standard equipment is centralized and the purchasing department uses a real-time perpetual inventory system to manage inventory levels. The Company’s inventory consists mostly of consumable supply items. By utilizing its computerized inventory management and ordering systems, the Company is able to accurately predict inventory turns in order to minimize inventory levels for each item.

Patterson Dental Supply’s 96 dental sales offices are generally configured with display areas where the latest dental equipment can be demonstrated. Dental equipment inventory is generally custom ordered and is staged at the Company’s sales offices before delivery to dental offices for installation.

Sources of Supply

Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. The Company has a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2004, the Company processed 68% of its dental vendor invoices using EDI capabilities. In addition, 51% of Patterson’s dental purchase order volume was conducted employing EDI, which represented 71% of dental purchase order dollars placed during the fiscal year. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

Patterson Dental Supply obtains products from approximately 1,100 vendors in the dental segment. Patterson has exclusive distribution agreements with several quality dental equipment manufacturers including Sirona Dental Systems GmbH for the CEREC®, and Schick Technologies, Inc. for digital x-rays. The Company is the only national dealer for A-dec equipment, including chairs, units and cabinetry. A-dec is the largest manufacturer of dental equipment in the U.S.

While the Company makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products sold by the Company, the concentration of business with key suppliers is considerable. In fiscal 2004, the Company’s top 10 dental supply vendors and single largest vendor accounted for approximately 51% and 11%, respectively, of the cost of dental products sold.

Competition

The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service distributors and mail-order distributors. The dental supply market is extremely fragmented. In addition to Patterson and one other national, full-service firm, Sullivan-Schein Dental, a unit of Henry Schein, Inc., there are at least 19 full-service distributors that operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end-users.

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

The Company also experiences competition in Canada in the dental supply market. Principal competitors include two national, full-service dental distributors, Ash Temple Limited and Arcona, a unit of Henry Schein, Inc. The Company believes it competes in Canada on essentially the same basis as in the United States.

Veterinary Supply

Overview

Webster Veterinary Supply, Inc., or “Webster,” is the leading distributor of veterinary supplies to companion-pet (dogs, cats and other common household pets) veterinary clinics in the eastern United States and the second largest nationally. Webster provides products used for the treatment and/or prevention of diseases in companion pets and, to a lesser extent, equine animals. Founded in 1946 and headquartered in Sterling, Massachusetts, Webster has developed a strong regional brand identity as a value-added, full-service distributor of a virtually complete range of consumable supplies, equipment, diagnostic supplies, biologicals (vaccines) and pharmaceuticals. Webster does not distribute pet foods. Webster’s product offering, totaling more than 10,000 items, is sold by nearly 135 field sales representatives. In addition to its core business of distributing veterinary products, Webster has a significant agency commission business with a few large pharmaceutical manufacturers. Under the agency relationships, Webster typically earns a commission for soliciting orders through its sales force. In the agency relationship, Webster processes the order to the manufacturer but handles none of the product nor does Webster bill and collect from the customer. The agency commissions that Webster earns range from 4% to 10%, a portion of which is shared with the direct sales personnel. Webster’s agency commissions accounted for approximately 2% of net sales in fiscal 2004. Net sales by this segment in fiscal 2004 were $210.7 million. Operating income totaled $15.6 million.

The Company estimates the market for pharmaceuticals and supplies sold to companion pet veterinarians through distribution is approximately $2.5 billion on an annual basis. Based upon the estimated $2.5 billion market, the Company believes its share of this market is approximately 12% after annualizing the impact of a recent acquisition. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. There are approximately 61,000 veterinarians practicing at 21,000 animal health clinics. The vast majority, approximately 65% of veterinarians, work in private animal health clinics specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $677,000 of annual revenue. These practices purchase between $80,000 and $120,000 of supplies each year but similar to the dental practitioner veterinarians do not maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products which are administered and dispensed by veterinarians.

According to a market study prepared by KPMG LLP for three veterinary professional organizations in 1999, the demand for veterinary services has grown significantly faster than growth in the overall economy. Total expenditures for veterinary services in the United States grew at an inflation adjusted real annual rate of 7.2% from 1980 through 1997, and are projected to grow 5% on a real basis annually, through the year 2015. The companion pet segment is the fastest growing area of the overall U.S. veterinary supply market. The Company believes this growth is sustainable due to the following favorable factors:

•	Number of households with companion pets. The number of households with companion pets is steadily expanding which increases the demand for veterinary services. In 2000, 62% of U.S. households owned a companion pet compared with 56% in 1988. Overall, 46% of all households in the U.S. own more than one type of pet.

•	Veterinary expenditures per household. The amount companion pet owners are willing to spend caring for their pets is increasing substantially. The American Pet Products Manufacturers Association estimates that pet owners will spend $34 billion in 2004 to care for the American pet population, or $460 per household. This is a 100% increase over the $17 billion spent in 1994. The greatest expense for pet owners in a 12-month period is for services related to veterinary care. The American Veterinary Medical Association estimates the veterinary expense per household is between $157 and $260 per year.

•	Veterinary products and techniques. Many new therapeutic and preventive products are being developed for the companion pet market. Technological developments have resulted in new innovative veterinary products and advances in veterinary services.

Strategy

Webster’s objective is to build a leading national position in the companion pet veterinary market through internal expansion and acquisitions, while continuing to improve its profitability and enhance its value to customers. It’s key strategies and priorities for accomplishing this are to open new geographic markets, make acquisitions that expand market share, emphasize value-added capabilities, consistently improve operating efficiencies and broaden the product offering.

Growing Through Internal Expansion and Acquisitions. During the first quarter of fiscal year 2004, Webster expanded into two new geographic territories, Washington state and Ohio. This internal expansion was accomplished through the hiring of experienced sales representatives with established customer relationships and the stocking of veterinary supplies in a dedicated area of the Patterson Dental Supply warehouse located Kent, WA. Customers in the Ohio market were served by existing Webster distribution centers.

In April 2004, Webster acquired the assets of ProVet, which was the companion pet veterinary supply division of Lextron, Inc. ProVet was a leading value-added distributor with locations in Indianapolis, Kansas City, Houston, Denver and Seattle. With an estimated sales contribution of $50 to $60 million, management believes this acquisition made Webster the second largest distributor of companion-pet veterinary supplies in the U.S. This acquisition added 44 sales representative territories expanding Webster’s geographic coverage to include the states of Indiana, Illinois, Missouri, Kansas, Okalahoma, Colorado, Nevada, Idaho and Oregon. In addition, the acquisition increased market coverage in Washington state and Texas where Webster already had a presence.

Emphasizing Value-Added, Full-Service Capabilities. Webster believes that veterinary customers value full service and responsive delivery of product, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services, and generally a superior sales representative can create a special relationship with the practitioner by providing an education link to the overall industry. Webster’s knowledgeable sales representatives assist customers in the selection and purchasing of supplies. Most veterinarians are independent, sole practitioners who are unable to store and manage large volumes of supplies in their offices. Webster meets its customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers.

Continuing to Improve Operating Efficiencies. Webster continuously pursues opportunities to lower costs and improve efficiencies. This is being done through the sharing of distribution capacity with all three business segments and the integration of new and proven systems that improve service levels and can be shared with multiple business segments. A new corporate level officer position has been created in order to identify, implement and manage shared services strategies across all business segments. This process started when the Company created a veterinary version of the eMAGINE® electronic order entry system and began to distribute veterinary products from the Kent, WA dental distribution center. This strategy is being pursued further as distribution centers currently under construction, or being planned, will include capacity for distributing dental as well as veterinary or rehabilitative products. In addition, a new customer service system is being deployed that can be used by multiple business segments but will maintain the same look and feel of the eMAGINE® system. The new system provides customer support staff with integrated customer information on one screen and is being initially utilized by the veterinary segment.

Broaden the product line. Webster continuously seeks to broaden its portfolio of product offerings to maximize the opportunities within its existing customer base. For example, in fiscal 2004, Webster acquired over 600 products such as the Oravet™ veterinary dental healthcare system, Verruca-Freeze cryosurgical system, injectible Metacam® pain reliever and A-Cell wound care system. Webster also strives to consistently introduce innovative products. In fiscal 2004, Webster embarked on a private label initiative to supply veterinary customers with quality consumable goods (exam gloves, sutures, surgical blades, microscope slides and various white goods) at value prices. Management believes that product innovation allows Webster to maintain its competitive position and helps fuel internal growth. Management also believes that its emphasis on new product offerings enables its sales force to remain effective in creating demand among veterinarians.

Products and Services

The following table sets forth the sales by principal categories of products and services offered to veterinary supply customers:

	2004	2003	2002
Consumable and printed products	94%	94%	94%
Equipment	4	4	4
Other	2	2	2

Total	100%	100%	100%

Consumable and Printed Products

Webster offers its customers a broad selection of veterinary supply products including consumable supplies, pharmaceuticals, diagnostics, and biologicals. Consumable supplies distributed by Webster include lab supplies, various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products. Webster’s pharmaceutical products include anesthetics, antibiotics, injectibles, ointments and neutraceuticals. The diagnostics product category includes on-site testing products for heartworm, FIV, FELV and Parvo virus. Biological products are comprised of vaccines and injectibles. The office supply products sold to the dental supply market are also offered to the veterinary supply market.

Equipment

Equipment sold by Webster generally consists of machines for hospital, laboratory and general surgical use within the veterinary practice. Equipment sales accounted for about 4% of veterinary segment sales in fiscal 2004. Webster offers innovative, quality equipment that differentiates Webster from the competition. New equipment offerings in fiscal 2004 included the AVID Microchip (a global leader in microchip identification for pets), Tonovet® tonometer, iMarc engraving system and Accuvet™ CO2 surgical laser. About 50% of veterinary equipment orders are drop shipped directly to the customer, of which 15% are custom ordered from the manufacturer. The balance of veterinary equipment is distributed in a fashion similar to consumable supplies.

Other

Other products and services include commissions on agency sales, finance charges on customer accounts and freight recovery on shipments to customers.

Sales and Marketing

A primary component of Webster’s value-added approach is its sales force. Due to the fragmented nature of the veterinary supply market, Webster believes that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an education link to the overall industry; assist practitioners in selecting and purchasing products, and help customers efficiently manage their supply inventories. Each representative works within an assigned sales territory under the supervision of a location (branch) manager. Sales representatives are employees and are generally compensated on a commission basis, with some, less experienced, representatives receiving a base salary and commission.

To assist its sales representatives, Webster publishes a catalog, which contains approximately 10,000 SKU’s. This catalog includes detailed descriptions and specifications of products and is utilized by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high-demand items are promoted through merchandise fliers printed and distributed monthly.

To enhance the total value it brings to its customers, Webster created a value-added benefit program for its preferred customers. The Webstar Plus program entitles its best customers to an assortment of benefits such as reduced finance rates and deferred billing terms for equipment purchases, in-depth business reports and product discounts.

Distribution

At April 24, 2004, the decentralized distribution network in the veterinary supply segment consisted of 12 distribution centers. The distribution network is complemented by telesales representatives who are responsible for processing approximately 70% of customer orders in this segment. In order to meet the rapid delivery requirements of customers, most consumable products are delivered within 24 hours. Webster estimates that approximately 98% of its consumable orders are delivered to the customer on time. During fiscal year 2004, Webster was successful in leveraging the existing national distribution network in dental supply to implement its growth strategy in the veterinary supply market. Webster internally expanded into two new geographic markets without significant investments in physical infrastructure. In the future, Management expects additional distribution facilities to be shared by multiple business segments.

Sources of Supply

Webster obtains products from approximately 429 vendors.

While Webster makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products, the concentration of business with key suppliers is considerable. In fiscal 2004, Webster’s top 10 veterinary supply manufacturers and single largest supplier comprised 76% and 22%, respectively, of the cost of veterinary supply sales.

Competition

Within the “companion pet” market segment, competitors range from small local distributors to large national and regional full-service companies, and to a lesser extent, mail order distributors or buying groups. Webster also competes directly with pharmaceutical companies who sell certain products directly to the customer.

The Company approaches its markets by emphasizing and delivering a value-added model to the practitioner. To differentiate itself from its competition it deploys a strategy of premium customer service, a highly qualified and motivated sales force, an extensive breadth and mix of products and services, accurate and timely delivery of product, strategic location of sales offices and competitive pricing.

Rehabilitative Supply

Overview

AbilityOne Products Corp. (“AbilityOne”), headquartered in Bolingbrook, Illinois, is the world’s leading distributor of rehabilitative medical supplies and non-wheelchair assistive products. AbilityOne believes it offers the most comprehensive range of distributed and self-manufactured rehabilitative products to health care professionals globally. Its mission is to provide health care professionals and their patients with access to products that improve peoples’ lives by helping them to attain their highest achievable level of independence, safety and comfort.

AbilityOne serves as the gateway through which over 15,000 rehabilitation products originating from more than 1,500 suppliers and manufacturers are sold to a diverse customer base with an emphasis on physical therapists (“PTs”) and occupational therapists (“OTs”). It offers its customers a “one-stop shop” through what it believes to be the most comprehensive catalog in the industry; the largest direct sales force and the category’s most efficient customer service and distribution operations. Major channels of distribution are acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools. In addition, Patterson believes AbilityOne’s reputation, global market presence and highly transferable business model will facilitate entry into new markets.

AbilityOne offers a wide range of differentiated, non-invasive products and expertise to users and their health care providers, while focusing on niches, worldwide, where its capabilities, reputation and customer partnerships can result in a competitive advantage. Its goal is to become its customers’ first choice for rehabilitative medical supplies and assistive products in each of its chosen markets.

AbilityOne is highly diversified with no single product, customer or purchasing group representing a significant percentage of total revenue. In addition, given the relatively small average and median order size (approximately $225 and $70, respectively), AbilityOne’s products often do not represent a major expense category for its customers.

In March 2002, AbilityOne completed the acquisition of the Smith & Nephew Rehabilitation (“SNR”) division of Smith & Nephew plc, and in doing so, acquired the Rolyan, Homecraft and Kinetec brand names. The SNR acquisition added 3,500 additional products, as well as a broad array of other brand names and proprietary products. The acquisition of SNR combined the two leading distributors of rehabilitative medical supplies to create what Patterson believes is the only “one-stop shop” in the industry. AbilityOne manufactures or has exclusively manufactured for it products representing approximately 30% of its total revenue and purchases products representing the remaining 70%. Approximately 80% of its revenue is in North America.

AbilityOne believes the rehabilitative medical supplies and assistive products industry is approximately $3.6 billion in the U.S. and $5.0 billion worldwide and is expected to grow 6% to 8% over the next several years. Industry growth is driven by strong growth in the physical and occupational therapy markets and favorable demographic trends associated with the aging of the baby-boom generation. AbilityOne does not compete in wheelchairs, a market estimated to be approximately $900 million in the U.S. ($1.3 billion worldwide). Therefore, AbilityOne’s addressable market (defined as the collective market for products sold by AbilityOne) is approximately $2.7 billion in the U.S. and $3.7 billion worldwide. AbilityOne believes that it has an industry leading market share of approximately 5% in a highly fragmented rehabilitation and assistive products market.

AbilityOne believes that the demand for rehabilitative products will continue to be influenced by the following factors:

•	Favorable Demographics. Favorable demographic trends such as extended life expectancy, active lifestyles and a general willingness to spend discretionary income on health care and well being, are expected to contribute to increased demand for products distributed by AbilityOne. Specifically, the aging baby-boomer population, together with their increased disposable income and desires for independence, will fuel product purchases to assist with the frailties associated with old age and provide sustained sales growth.

According to the U.S. Census Bureau, the 65 or older population will double in the U.S. by 2030 to approximately 70 million, or one in every five Americans. Beginning in 2010, when the first of the baby boomers turns 65, through 2030, the number of people in the 65 and over age group should grow at nearly four times the rate of the overall population. During 1990 through 2010, the compounded annual growth rate of the elderly population should grow at 2.5 times the rate of the general population. Current trends indicate that this age group represents the majority of home and community-based health care patients. Similarly, the U.S. Census data predicts a doubling in the over 85 year-old population from 2000 to 2030.

The aging of the population is a revenue growth driver because approximately 10% of people over the age of 65 and approximately 50% of people over the age of 85 need assistance with everyday activities. AbilityOne believes it is well positioned to benefit from this trend by providing aids to daily living, namely dressing devices; toileting, dining, bathing aids; and grooming devices, all of which promote greater patient independence, improved patient responsibility and improved responsiveness to treatment.

•	Increasing Number of PTs and OTs, AbilityOne’s Primary User Groups. According to the U.S. Department of Labor Occupational Outlook Handbook, there were approximately 132,000 PTs and 78,000 OTs in the U.S. in 2000. Approximately two-thirds of PTs were employed in either hospitals or offices of physical therapists. The remaining one-third of PTs was employed in home health agencies, outpatient rehabilitation clinics, physician offices and nursing homes. The majority of OTs work in hospitals, including many in rehabilitation and psychiatric hospitals. The remaining OTs work in outpatient occupational therapy offices and clinics, schools, home health agencies, nursing homes, community mental health centers, adult day care programs, job training services and residential care facilities. The demand for PTs and OT’s is expected to remain strong largely driven by the (i) increase in the number of individuals with disabilities or limited function requiring therapy services; (ii) rapidly growing elderly population which is particularly vulnerable to chronic and debilitating conditions that require therapeutic services; (iii) baby-boom generation which is entering the prime age for heart attacks and strokes, increasing the demand for cardiac and physical rehabilitation; (iv) advances in medical technology which permit treatment of more disabling conditions; and (v) widespread interest in health promotion.

•	Increasing Frequency of Reconstructive and Implant Surgery. Another important driver of the growth in the PT market is the growing need for rehabilitative products resulting from the increasing frequency of reconstructive implant procedures, including hip and knee replacements. The worldwide reconstructive implant market is currently in excess of $5.0 billion and expected to grow between 7% and 8% annually. This growth trajectory is largely driven by favorable demographics, as patient populations are expanding at both ends of the age spectrum. Among seniors, more active lifestyles and longer life expectancies are responsible for the increasing frequency of reconstructive implants. Younger patients are opting for reconstructive implants over less invasive alternatives due to improved and longer lasting implant technology. AbilityOne believes it is well positioned to reap the benefits of the growth in reconstructive implants, by providing orthopedic products, namely Continuous Passive Motion machines and splinting, which are critical to post-operatory rehabilitation.

International Operations

AbilityOne’s international operations are based in the U.K. and made up of two divisions: Homecraft in the U.K. and Kinetec in France. The international operations broadly reflect the same business model as used in the North American market. In the United Kingdom, Homecraft operations include sales and marketing, customer service, distribution, purchasing and administration. In France, Kinetec is a self-contained manufacturing unit with limited sales and marketing, distribution, administration and purchasing.

Homecraft is a leading supplier of Aids to Daily Living (“ADL”) and rehabilitative products in the United Kingdom, and a significant player in the international markets. Having developed and designed many proprietary products, Homecraft is the prime source for numerous established and market leading ADL brands, including products sold under the Sammons Preston Rolyan brand. The Homecraft catalog offers a broad line of ADL, therapy, rehabilitative and pediatric products containing over 8,000 items. Their catalog is circulated to PT’s, OT’s, loan equipment stores and private clinics, trade outlets and the general public.

Homecraft’s central sales and marketing strategy is to provide a “one-stop shop” proposition to hospitals, local government and trade customers throughout the United Kingdom. Customers are reached through a combination of mail order, a 12 person sales force, telemarketing and in-market promotional and exhibition activity.

Kinetec consists of two operations, the manufacture and distribution of CPM’s on a worldwide basis and the sale and distribution of Sammons Preston Rolyan and Homecraft products in France. Products are marketed to customers through product brochures, mailings, tele-marketing and a 6 person sales force that covers the French rehabilitative market.

Strategy

AbilityOne’s objective is to be the customers’ first choice for rehabilitative medical supplies and non-wheelchair assistive products in each of its chosen markets. It intends to grow through internal expansion and acquisitions in both rehabilitative and related products.

Emphasizing Value-Added, Full-Service Capabilities. AbilityOne currently offers its customers a “one-stop shop” for products through its industry-leading catalog with over 15,000 items, focused primarily on physical and occupational therapy products. AbilityOne adds new products each year to its ever-expanding catalog and is committed to doing so long-term. Consistent with AbilityOne’s current product offering, some of these new products are branded, exclusive or self-manufactured.

AbilityOne recognizes that different customer groups have very different economic, product, distribution channel requirements and treatment goals. AbilityOne proactively attempts to anticipate and flexibly respond to the diverse needs of its customers, while focusing on niches, worldwide, where its capabilities, reputation and customer partnerships can result in a competitive advantage. As such, AbilityOne foresees an on-going evolution of its product offerings to meet the ever-increasing demands of its diverse customer segments.

Continuing to Improve Operating Efficiencies. AbilityOne’s existing infrastructure is scaleable without significant investment requirements for the next few years. This allows AbilityOne to enjoy bottom-line growth in excess of top-line metrics. Additionally, AbilityOne’s proprietary products, which consist of self-manufactured products, products manufactured for AbilityOne and products sold through exclusive distribution arrangements, represent approximately 30% of total revenues. These items help to provide AbilityOne with a comprehensive range of rehabilitative medical supplies. AbilityOne believes that its performance culture, oriented toward continuous improvement and “best practices”, will contribute to the achievement of greater productivity and operating income gains.

Growing Through Internal Expansion and Acquisitions. AbilityOne believes it is well positioned to continue to expand in its core markets. AbilityOne’s market presence, clinical understanding and close customer relationships allow AbilityOne to anticipate and flexibly respond to the diverse needs of its customers. AbilityOne believes its market knowledge, strong vendor relationships and manufacturing capabilities will continue to drive the delivery of value-added solutions through the continual enrichment of its product mix. Additionally, AbilityOne believes its broad portfolio of national accounts and commitment to expand its sales force will enhance AbilityOne’s growth and penetration within its current and new customer base.

In connection with the SNR transaction, AbilityOne acquired the principal aids to daily living distributor in the UK, Homecraft. AbilityOne is leveraging this platform to accelerate international expansion, in terms of both product lines and geographic regions. Since the SNR transaction, AbilityOne has added over 300 pages of new products to the Homecraft catalog. Homecraft and Kinetec brought with them a proven capability to re-source products at very favorable costs and at high levels of quality from China, which has resulted in meaningful cost savings. AbilityOne’s management team believes AbilityOne’s business model is transferable to other countries, and is using Homecraft to cultivate new relationships through an enhanced product array, sales effort, distribution capabilities and catalog expertise.

In May 2004, AbilityOne acquired the assets of Medco Supply Company, Inc., or “Medco,” from NCH Corporation. With sales of approximately $40 million, Medco is one of the nation’s leading sports medicine distributors and is based in Buffalo, New York. It sells first aid, safety and medical consumable products, as well as consumable supplies and equipment to podiatrists. The complete product offering includes approximately 9,700 SKU’s that are sold through direct mail catalogs and 11 territory sales people. Medco markets to athletic trainers, schools and school nurses, daycare providers and healthcare professionals including podiatrists, chiropractors and physical therapists.

AbilityOne operates in the highly fragmented rehabilitative medical supplies and non-wheelchair assistive products industry. AbilityOne’s competition is generally regionally focused. AbilityOne intends to opportunistically pursue expansion opportunities in order to add products, customers and capabilities, which will further differentiate AbilityOne from its competition.

AbilityOne plans to penetrate several new markets. Target markets with significant core business product overlap include chiropractic, podiatry, sports medicine and institutional activities and crafts. These markets are similar to AbilityOne’s core business in that they are characterized by large patient volumes and heavy reliance on the course of treatment advice of the respective professional.

Products and Services

The following table sets forth the sales by principal categories offered to rehabilitative supply customers:

2004
Consumable and printed products	85%
Equipment	15
Other	—

Total	100%

Consumable and Printed Products

AbilityOne offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living – dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods /Splints – braces, splints and orthonics for protecting, supporting and positioning

•	Clinical – product that assists in the examination and treatment of patients, such as exercise bands, putty, weights balls and mats

•	Mobility – walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

•	Pediatric Seating and Positioning – rolls, wedges, specialty seating and standers and mobility assistance products for special needs children. This category also includes sensory motor stimulation products such as toys, crafts and devices to assist with balance.

•	Modalities – products for heating and cooling therapies, electrical stimulation, ultrasound, paraffin, iontophoresis and therapeutic creams and lotions

Equipment

Rehabilitative equipment consists of exercise, examination, treatment and therapy equipment and furniture. These products include parallel bars, treatment tables, mat platforms, treadmills, stationary bicycles and Continuous Passive Motion machines or (“CPM’s”).

Sales and Marketing

Its customers generally know AbilityOne as Sammons Preston Rolyan, in the U.S. and Canada and Homecraft, in the remainder of the world. The Sammons Preston Rolyan and Homecraft business models, which AbilityOne employs in the U.S., Canada and the U.K., have successfully driven revenue growth and profitability.

A core element of Sammons Preston Rolyan’s strategy is to maintain the most comprehensive single catalog of rehabilitation products and supplies. AbilityOne’s catalogs, published for over 50 years, are considered the gold standard of the industry and feature the most comprehensive product offering with longstanding leadership positions and recognized brand names.

AbilityOne has a large experienced sales force, national account contracts with major customer groups, unmatched customer service within the industry and proven ability to introduce new products each year, allowing AbilityOne to compete across the entire spectrum of the rehabilitative medical supplies and non-wheelchair assistive products industry.

Sammons Preston Rolyan’s national accounts group works closely with AbilityOne’s sales force to meet the changing needs of its expanding account base. The product management group works closely with customers, suppliers and the sales force to evaluate new products for inclusion in Sammons Preston Rolyan’s product offering. Sammons Preston Rolyan adds approximately 2,000 new products to the catalog each year. Sammons Preston Rolyan’s U.S. national accounts program is staffed by seasoned professionals who have developed a comprehensive portfolio of contracts. Furthermore, the integrated Sammons Preston Rolyan organization has national contracts with major purchasing groups within each market segment, including hospitals, nursing homes and dealers.

For many years, Sammons Preston and SNR had the only national sales forces in the U.S. dedicated to the clinical education and sale of products to institutionally based PTs and OTs. With the recent integration of SNR, AbilityOne’s clinical presence and sales capability have been enhanced with a broader product offering and a more complete range of proprietary brands. The AbilityOne sales professionals, many whom are therapists, are located throughout the U.S. and Canada. These sales professionals have utilized the extensive product line and the comprehensive national contracts portfolio to establish direct sales to U.S. hospitals, nursing homes and rehab clinics. AbilityOne also distributes to national distributors and local dealers.

The rehabilitative medical supplies and non-wheelchair assistive products that AbilityOne offers are generally not subject to reimbursement pressures from Medicare and Medicaid. AbilityOne does not engage in third-party billing and collection activities, but sells to customers, including dealers, who provide this service.

The rehabilitative medical supplies and non-wheelchair assistive products industry is highly fragmented. No one manufacturer, distributor or customer represents a significant portion of AbilityOne’s revenue.

Distribution

AbilityOne’s distribution process centers on its ability to fill small unit size and small dollar amount orders. In the U.S., over 4,000 packages ship daily from four locations. The primary distribution center is located in Bolingbrook, IL, with certain high volume product also fulfilled by a third-party logistic company for west coast customers. Approximately 95% of the packages in the U.S. ship via UPS.

AbilityOne’s call center operates from 7am – 7pm Monday through Friday, processing in excess of 5,000 calls per day. Order entry capability from 7pm – 7am from Monday through Friday and weekends exists through an offsite, third-party contractor with limited systems access. The combination of in-house staff, supplemented with contracted, third party services, provide customers with 24 hours a day / 7 days a week ordering capabilities. In addition, fax orders and EDI capabilities support the larger, more technologically advanced customers, including dealers, hospital and long-term care facilities. While Internet ordering capabilities currently exist, customer reception to ordering products via the Internet is currently minimal, but growing.

Sources of Supply

Among AbilityOne’s core strengths is its ability to obtain premier products from vendors. AbilityOne purchases its products from over 1,500 suppliers and manufacturers. Although no single supplier accounted for more than 4% of AbilityOne’s total purchases in 2004, AbilityOne frequently is the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through Sammons Preston Rolyan and Homecraft very positively due to reputation, longstanding industry-leading position, comprehensive catalogs, national account contracts, sales force presence and distribution capabilities. AbilityOne continually works at strengthening its supplier relationships through the introduction of supplier programs.

Competition

AbilityOne believes it is the only national player to offer, “one-stop shopping” to its customers. AbilityOne’s competition is generally highly fragmented, regionally focused and without the product offering necessary to be a “one-stop shop.” AbilityOne’s national (and recently acquired international) scale and purchasing power provide AbilityOne with a favorable cost position and strong pricing trends relative to its competition.

For further information on each of the Company’s three operating segments, and operations by geographic area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this document and Note 11 to the Consolidated Financial Statements.

Trademarks

Patterson has registered with the United States Patent and Trademark Office the marks “Patterson®,” “PDXpress®,” “EagleSoft®” and “eMAGINE®.” With the addition of AbilityOne, the Company acquired the marks Sammons, Preston, Roylan, Homecraft and numerous other tradenames and trademarks. The Company believes that the Patterson mark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company.

Employees

As of April 24, 2004, the Company had approximately 5,750 employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson’s employees is subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

Website

The Company makes available, free of charge, on its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commissions. This material may be accessed by visiting the Investor Relations section of the Company’s website at www.pattersoncompanies.com.

Information relating to corporate governance at Patterson, including our Code of Ethics and information concerning our executive officers, directors and Board committees, and transactions in Patterson securities by directors and officers, is available on or through our website www.pattersoncompanies.com under the “Corporate Info” and “Investor Relations” captions.

We are not including the information maintained on our website as a part of, or incorporating it by reference into, our Form 10-K.

Governmental Regulation

The marketing, distribution and sale of certain products sold by the Company are subject to the requirements of various state, local and federal laws and regulations. The Company is subject to regulation by the Food and Drug Administration, U.S. Department of Agriculture, OSHA and the Drug Enforcement Administration. Among the federal laws which impact the Company are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and distribution of drugs and medical devices, and which requires the Company to be registered with the Federal Food and Drug Administration, and the Safe Medical Devices Act of 1990, which imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device. In addition, the Company is required to be licensed as a distributor of drugs and medical devices by each state in which it conducts business. Several State Boards of Pharmacy require the Company to be licensed in their state for the sale of animal health products within their jurisdiction. The Company believes that it is in substantial compliance with all of the foregoing laws and that it possesses all licenses required in the conduct of its business.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the executive officers of the Company as of June 30, 2004.

Peter L. Frechette	66	Chief Executive Officer and Chairman of Board - Patterson Companies, Inc.
James W. Wiltz	59	President and Chief Operating Officer - Patterson Companies, Inc.
R. Stephen Armstrong	53	Executive Vice President, Chief Financial Officer and Treasurer - Patterson Companies, Inc.
Gary D. Johnson	57	Vice President, Operations – Patterson Companies, Inc.
Cree Z. Hanna	48	Vice President, Human Resources - Patterson Companies, Inc.
Lynn E. Askew	42	Vice President, Management Information Systems - Patterson Companies, Inc.
Scott R. Kabbes	43	President – Patterson Dental Supply, Inc.
Jeffrey H. Webster	42	President - Webster Veterinary Supply, Inc.
Howard A. Schwartz	53	President and Chief Executive Officer - AbilityOne Products Corp.

The officers of the Company are elected annually and serve at the discretion of the Board of Directors. Mr. Schwartz has a written employment contract arising from the acquisition of AbilityOne in September 2003. This contract will expire three years after the acquisition date.

Background of Executive Officers

Peter L. Frechette has been Chief Executive Officer of the Company since September 1982. Mr. Frechette has been a director of Patterson since March 1983 and was named Chairman of the Board in 1985. Mr. Frechette served as President of the Company from September 1982 to April 2003. Prior to joining Patterson, Mr. Frechette was employed by American Hospital Supply Corporation for 18 years, the last seven of which he served as president of its Scientific Products Division. Mr. Frechette is also a director of FinishMaster, Inc.

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

R. Stephen Armstrong was elected Executive Vice President, Chief Financial Officer and Treasurer of the Company effective July 1999. Prior to joining Patterson, Mr. Armstrong had been an Assurance Partner with Ernst & Young LLP. Ernst & Young LLP is currently the Company’s independent registered public accounting firm.

Gary D. Johnson was elected Vice President, Operations-Patterson Companies, Inc. in June 2004. Mr. Johnson held the position of Vice President, Sales, of Patterson Dental Supply, Inc. from October 1996 to May 2004. Mr. Johnson has served in various sales and management positions since he joined the Company in August 1981.

Cree Z. Hanna joined Patterson Companies Inc. in June 2002 as Vice President, Human Resources. Prior to joining Patterson, Ms. Hanna provided human resource consulting support to various organizations and served as Senior Vice President, Human Resources at U.S. BANCORP for approximately 9 years.

Lynn E. Askew became Vice President, Management Information Systems, in September 1999. Mr. Askew joined Patterson in 1994 as Manager, Distributed Systems, and was promoted to Director, Systems and Development in 1996. Prior to joining Patterson, Mr. Askew provided advanced technology consulting and project management services to various organizations, including Patterson.

Scott R. Kabbes was named President of the Company’s subsidiary Patterson Dental Supply, Inc., in April 2003 and is also President of Patterson Technology Center, Inc. and Colwell Systems, Inc. Mr. Kabbes was President of Patterson Technology Center, Inc. and the EagleSoft division for the five years prior to 2003. Mr. Kabbes was an owner and President of EagleSoft Inc. prior to its acquisition by the Company in July 1996.

Jeffrey H. Webster has been President of Webster Veterinary Supply, Inc., since its acquisition by Patterson in July 2001. Mr. Webster held various management positions with J. A. Webster, Inc. since 1984. At the time the acquisition, Mr. Webster was President of J. A. Webster, Inc.

Howard A. Schwartz has been Chief Executive Officer and President of AbilityOne Products Corp., since its acquisition by the Company in September 2003, and was President of AbilityOne Products Corp. since its creation as an independent company in August 2000. From January 1995 to August 2000 Mr. Schwartz was President of AbilityOne Corporation, formerly Bissell Healthcare, before its acquisition by AbilityOne Products Corp. From 1987 to 1995 Mr. Schwartz held various positions with Hillenbrand Industries, Inc., most recently as Vice President and General Manager of the long-term care division. Mr. Schwarz is currently on a medical leave of absence from the Company.

2. PROPERTIES

The Company owns its principal executive offices in St. Paul, Minnesota, and certain of its distribution and manufacturing facilities. Leases of other distribution, manufacturing and administrative facilities generally are on a long-term basis, expiring at various times, with options to renew for additional periods. Most sales offices are leased for varying and usually shorter periods, with or without renewal options. The Company believes its properties are in good operating condition and are suitable for the purposes for which they are being used.

Dental Supply

Patterson Dental Supply has 10 dental distribution centers as well as two locations used to ship printed office products. Distribution facilities are located in California, Florida, Illinois, Indiana, Iowa, South Carolina, Pennsylvania, Texas, Washington and Quebec and Alberta, Canada. Dental Supply owns approximately 70%, or 346,000 square feet, of the total distribution space and the balance is leased. The dental supply segment is headquartered in the Company’s principal executive offices. This segment also maintains sales and administrative offices inside the United States at 87 locations in 45 states and at 11 locations in Canada. Substantially all of these locations are leased. Dental Supply has two owned and one leased manufacturing facilities used to produce the printed products.

Veterinary Supply

Headquartered in Sterling, Massachusetts, the veterinary supply segment has 12 veterinary distribution centers totaling over 260,000 square feet. Sales and administrative personnel for the veterinary segment reside with the distribution facilities. Facilities are located in Massachusetts, Pennsylvania, Florida, Texas, North Carolina, Alabama, Missouri, Colorado, Washington and Indiana. With the acquisition of ProVet in April 2004, Webster currently has duplicate facilities in the state of Texas. Webster anticipates consolidating this facility in 2005. Longer-term management expects to consolidate additional properties with other business segments. All of the space in the veterinary segment is leased.

Rehabilitative Supply

AbilityOne is headquartered in Bolingbrook, Illinois, and owns or leases approximately 360,000 square feet, or 11 facilities, worldwide. Approximately 45% of the total facility space is dedicated to distribution, 40% is allocated to manufacturing and the balance is for sales and administrative offices. About 40% of the total space utilized is owned by the Company. The rehabilitative supply segment maintains facilities in Illinois, Wisconsin, South Carolina, New York, California and Michigan. Internationally, this segment has four facilities located in Britain, France and Canada.

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

Among the product liability cases in which the Company is currently a defendant, six involve claims by healthcare workers alleging damages from allergic reactions caused by exposure to latex gloves distributed by the Company. In each of these cases the Company acted as a distributor of “Patterson” private label gloves manufactured by third parties, as well as gloves bearing the brand names of other suppliers. In each of these cases the Company intends to seek indemnification from or assert claims against the glove manufacturers pending completion of product identification.

Since May 1985, the Company has maintained product liability insurance coverage for any potential liability for claims arising out of products sold by the Company. The Company believes that any liabilities which might result from pending cases and claims relating to events occurring after May 1985, would be adequately covered by such insurance and that any unfavorable results in such cases would not have a material adverse effect on the Company’s business or financial condition. With respect to claims relating to events occurring prior to May 1985, the agreement providing for the acquisition of Patterson from The Beatrice Companies, Inc. provides that Beatrice and its successors are obligated to indemnify the Company for losses exceeding a litigation reserve established at the time of the acquisition plus $200,000. The successor to Beatrice has not been asked to indemnify the Company regarding any pending cases and has not contested its obligation to indemnify the Company. Although the Company has insurance coverage for product liability claims relating to events occurring after May 1985 and may be entitled to indemnification from third parties under certain circumstances, any additional litigation could have a material adverse effect on the Company’s business or financial condition in the future.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the three-month period ended April 24, 2004.

PART II

5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the Nasdaq Stock Market® under the symbol “PDCO.”

The following table sets forth the range of high and low sale prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2004
First Quarter	$51.17	$38.76
Second Quarter	$64.04	$49.35
Third Quarter	$71.50	$59.40
Fourth Quarter	$79.50	$63.75

	High	Low
Fiscal 2003
First Quarter	$53.47	$41.60
Second Quarter	$55.11	$44.25
Third Quarter	$54.60	$38.10
Fourth Quarter	$47.24	$35.41

On June 30, 2004, the number of holders of record of common stock was 3,979. The transfer agent for the Company’s common stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 24, 2004	April 26, 2003	April 27, 2002	April 28, 2001	April 29, 2000	April 24, 1999	April 25, 1998	April 26, 1997	April 27, 1996	April 29, 1995
Statement of Operations Data:
Net sales	$1,969,349	$1,656,956	$1,415,515	$1,156,455	$1,045,883	$883,268	$782,284	$691,779	$611,086	$562,672
Cost of sales	1,267,005	1,082,370	921,335	747,301	678,766	571,698	505,069	455,967	405,988	372,287

Gross margin	702,344	574,586	494,180	409,154	367,117	311,570	277,215	235,812	205,098	190,385
Operating expenses(2)	459,844	395,638	347,000	294,039	269,658	234,098	212,833	184,627	161,164	151,106

Operating income	242,500	178,948	147,180	115,115	97,459	77,472	64,382	51,185	43,934	39,279
Other income – net(2)	(2,980)	7,454	5,043	7,081	5,540	2,239	1,324	1,119	1,711	946

Income before income taxes and cumulative effect of accounting change	239,520	186,402	152,223	122,196	102,999	79,711	65,706	52,304	45,645	40,225
Income taxes	90,055	70,082	56,933	45,721	38,527	29,815	24,937	19,687	16,997	15,396

Income before cumulative effect of accounting change	$149,465	$116,320	$95,290	$76,475	$64,472	$49,896	$40,769	$32,617	$28,648	$24,829

Diluted earnings per share (1) (2)	$2.17	$1.70	$1.40	$1.13	$0.95	$0.75	$0.61	$0.50	$0.43	$0.38

Weighted average shares and potentially dilutive shares outstanding (1)	68,884	68,447	68,201	67,763	67,544	66,993	66,325	65,379	64,954	64,800

Dividends per common share	—	—	—	—	—	—	—	—	—	—

Balance Sheet Data:
Working capital	$514,455	$422,093	$331,413	$310,046	$238,502	$187,952	$133,256	$96,893	$114,883	$90,392
Total assets	1,588,957	823,978	718,376	549,180	451,976	373,250	316,373	255,311	212,973	179,307
Total debt	499,587	274	976	990	1,719	2,097	7,202	10,792	10,681	9,664
Stockholders’ equity	801,758	633,686	514,360	408,515	330,470	265,199	210,303	163,662	127,852	97,555

1.	Amounts are adjusted for a two-for-one stock split on June 13, 2000 and a three-for-two stock split on January 12, 1998.
2.	Reflects the adoption of FASB Statement No. 142 “Goodwill and Other Intangible Assets” in fiscal year 2003. See Note 3, “Goodwill and Other Intangible Assets,” to the consolidated financial statements. Had this standard been adopted at the beginning of fiscal 1995, income in fiscal years 1995 through 2002 would have been positively impacted by no more than $0.02 per diluted share.

7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s fiscal 2004 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes. The following background is essential to more fully understanding the Company’s financial information.

Patterson Companies, Inc. (formerly “Patterson Dental Company”) operates a distribution business in three complementary markets: dental supply, veterinary supply and rehabilitative supply. Historically the Company’s effective strategy for growth focused on internal growth and the acquisition of smaller distributors and businesses offering related products and services to the dental market. In fiscal 2002, the Company expanded its strategy to take advantage of a parallel growth opportunity in the veterinary supply market by acquiring the assets of J. A. Webster, Inc. The Company added a third component to its business platform in fiscal 2004 when it entered the rehabilitative supply market with the acquisition of AbilityOne Products Corp. (“AbilityOne”) on September 12, 2003. See Note 4 to the consolidated financial statements for more on this transaction.

The historical operating performance of the veterinary supply and rehabilitative supply businesses are somewhat different than the dental supply business. Gross margins in the veterinary business are typically in the mid 20’s compared to the mid 30’s for dental. The operating expense rate is also lower in the veterinary business than in the dental business. Gross margins in the rehabilitative business are in the mid 40’s while operating expense in relation to sales, including the amortization of intangibles, is higher than dental. These disparities had a notable impact on the Company’s operating ratios as is highlighted in the discussion that follows.

There are several important aspects of its business, which the Company has commented on in the past. These include: (1) market growth in the various markets it operates; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines “internal growth” as the increase in net sales from period to period, excluding the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that it has acquired. With these factors in mind, management has established certain operating objectives, which include increasing net sales four percentage points faster than the average market growth rate and improving operating margins by 50 basis points annually.

The Company made significant progress toward its objective of driving long-term, sustainable improvements in sales, profitability and cash flow in fiscal 2004. Net sales in 2004 increased by 18.9% from the corresponding prior year period. Included in the 18.9% increase in net sales for the year ended April 24, 2004 is internal growth just over 9.0%, a favorable foreign currency translation of 1.0%, with the remaining sales increase predominately attributed to acquisitions. The Company also achieved a 1.5 percentage point increase in its operating margin, increasing income before the cumulative effect of an accounting change by more than 28%. The Company’s free cash flow for the year was well above its target of 80% to 85% of earnings.

Results for fiscal year 2003 include the impact of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” resulting in the cessation of goodwill amortization. Additional information regarding the adoption of SFAS No. 142 is included in Notes 1 and 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K. That information is incorporated by reference into this section of this report.

Results of Operations

The following table summarizes the consolidated results of operations over the past three fiscal years as a percent of sales:

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.3%	65.3%	65.1%

Gross margin	35.7%	34.7%	34.9%
Operating expenses	23.4%	23.9%	24.5%

Operating income	12.3%	10.8%	10.4%
Interest expense	0.4%	—	—
Other income, net	0.3%	0.4%	0.3%

Income before taxes and cumulative effect of accounting change	12.2%	11.2%	10.7%
Income taxes	4.6%	4.2%	4.0%

Income before cumulative effect of accounting change	7.6%	7.0%	6.7%

Fiscal 2004 Compared to Fiscal 2003

Net Sales. Net sales for the year ended April 24, 2004 totaled $1,969.3 million, an 18.9% increase from $1,657.0 million reported last year.

Sales in the dental supply market increased 9.9%. Sales of dental equipment continued to be a principal sales growth driver for the dental supply segment, increasing 17.9% paced by robust demand for such new-technology products as the CEREC® 3D dental restorative system and digital radiography. Consumable supplies grew 5.3% due primarily to contributions from an expanded sales force and an increased focus on marketing efforts in this area. Sales of other services and products, consisting primarily of parts, technical service, software support and insurance e-claims, grew 10.8%.

Canadian dental sales increased 15.8% in fiscal 2004, 1.1% excluding currency gains.

Sales of the Webster Veterinary Supply unit increased 13.4% for the year to $210.7 million. Webster sales include the impact of a temporary pharmaceutical distribution agreement that was in place last year but was converted back into an agency arrangement in the third quarter of fiscal 2004, as well as the April 16, 2004 acquisition of ProVet, (“ProVet”), a companion pet veterinary distributor. On a comparable basis, excluding the revenues from the change in the distribution agreement and the ProVet acquisition, sales in this segment increased 9.1% in fiscal 2004.

Rehabilitative sales stemming from the AbilityOne acquisition amounted to $142.3 million. On a pro forma basis, sales increased about 6.0%.

Gross Margins. Gross margins increased a full percentage point in fiscal 2004 to 35.7% due primarily to the impact of the AbilityOne acquisition, which has margins in the mid 40’s. Dental supply gross margins increased 50 basis points reflecting favorable product mix along with some pricing improvement. Product mix benefited from sales of the higher margin CEREC 3D dental restorative system as well as digital radiography and related software. Offsetting these higher margins was a decline in veterinary supply margins due to sales under the temporary pharmaceutical distribution agreement, which carried a much lower margin than historical levels for most of the fiscal year.

Operating Expenses. Results for fiscal 2004 include seven and one-half month results of AbilityOne. Excluding the impact of this acquisition, operating expenses increased 7.3% from prior year levels but declined to 23.2% as a percent of sales, or 70 basis points. This resulted from improved operating leverage in both the dental and veterinary supply segments. The dental segment gained leverage on the operating expense line despite substantial investments in the sales organization, the new technical service system and other corporate objectives. As a percent of sales, the veterinary segment showed a 1.3 percentage point improvement in expenses year over year. Operating expenses as a percent of sales for AbilityOne were approximately two percentage points higher than the remainder of the business due to the amortization of certain intangible assets resulting from the accounting for the acquisition.

Operating Income. Operating income increased 35.5% and improved 150 basis points as a percent of sales. The acquisition of AbilityOne, increased sales of higher margin dental equipment and improved operating leverage accounted for most of the increase.

Interest expense. Interest expense increased to $9.6 million as a result of debt put in place to finance the acquisition of AbilityOne, including the write-off of $1.3 million of origination fees on the bridge loan used to close the acquisition, which was retired during the period.

Other Income, net. Other income, net of expenses, was $6.6 million for fiscal 2004 compared to $7.5 million for fiscal 2003. This reduction occurred in finance income and was caused by a decrease in invested funds, due to the use of cash on hand to partially fund the acquisition of AbilityOne, and lower interest rates on investments.

Income Taxes. The effective income tax rate in fiscal 2004 was 37.6%, unchanged from the prior year. While the Company has more foreign income, the tax rate in the foreign jurisdictions has not had a substantial impact on the overall tax rate.

Earnings Per Share. Earnings per share increased to $2.17, up $0.47 or 27.6% from the $1.70 reported last year. AbilityOne contributed approximately $0.16 per share in fiscal 2004.

Fiscal 2003 Compared to Fiscal 2002

Net Sales. Net sales for the year ended April 26, 2003 totaled $1,657.0 million, a 17.1% increase from $1,415.5 million reported last year.

Sales in the dental supply market increased 14.9%. Sales of dental equipment continued to be a principal sales growth driver for the dental supply segment, increasing 22.2%. Equipment was paced by robust demand for such new-technology products as the CEREC® 3 dental restorative system and digital radiography. Consumable supplies grew 11.1% due primarily to contributions from an expanded sales force, an increase in the number of customers and acquisitions. Sales of other services and products, consisting primarily of parts, technical service, software support and insurance e-claims, grew 15.6%. During the year, the Company successfully integrated two acquisitions into its dental operation: Thompson Dental Company (“Thompson”) acquired in early April 2002 and Distribution Quebec Dentaire (“DQD”), Inc. acquired in July 2002. The acquisitions accounted for approximately five percentage points of annual sales growth.

Canadian dental sales increased 21.4% in fiscal 2003, 19.0% excluding currency gains. The acquisition of DQD contributed about 6 percentage points to the overall sales increase in Canada.

Sales of the Webster Veterinary Supply unit increased 37.8% for the year to $185.8 million. Webster was acquired in the first quarter of fiscal 2002. Assuming this unit had been acquired at the beginning of fiscal 2002, Webster’s sales increased 10% in fiscal 2003.

Gross Margins. Gross margins increased 16.3% in fiscal 2003 due solely to higher sales volumes. The consolidated gross margin rate declined 20 basis points due to the addition of the veterinary supply business in July 2001. That business has historically experienced margins in the mid 20’s. Dental supply gross margins were the same as the prior year.

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

Fiscal 2003 operating expenses as a percent of sales reflects twelve months of operating results for Webster Veterinary Supply compared to ten months in fiscal 2002. Since the operating expense rate in the veterinary business is lower than in the dental business, this disparity provides a favorable year-over-year impact of approximately 40 basis points after the amortization of certain identifiable intangible assets arising from the Webster acquisition.

Excluding the impact of the adoption of SFAS No. 142, the 2003 operating expense rate for the dental business was unchanged from 2002. In fiscal 2003, the Company made substantial investments in people and training to support its single-source technology solution aimed at automating and networking the dental office. While the Company realized sales and modest profits from this program in 2003, it had a dampening effect on the Company’s operating expense rate. The implementation of new systems for managing and strengthening the Company’s technical service operation also effected the expense ratio in fiscal 2003. In addition, the current year expense rate reflects the impact of the acquisition of Thompson, which contributed to operating earnings but to a lesser degree than the Company’s historical dental business. By the end of fiscal 2003 the single-source technology solution and the Thompson acquisition were contributing to earnings at a rate similar to the historic dental business. While the Company expects the technical service initiative to improve operating efficiencies and contribute sales growth over time, the Company expects this initiative to be neutral to earnings through fiscal 2004 as the Company continues to invest in training and communication costs to roll-out the program nationwide.

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

Other Income, net. Other income, net of expenses, was $7.5 million for fiscal 2003 compared to $5.0 million for fiscal 2002. The benefit of higher financing income on equipment contracts was mitigated by the elimination of the amortization of deferred credits associated with the adoption of SFAS No. 142.

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

Liquidity and Capital Resources

Patterson’s operating cash flow, which generally parallels net earnings, has been the Company’s principal source of liquidity in fiscal 2004, 2003 and 2002, supplemented in fiscal 2004 by the issuance of $500 million of debt. Cash generated from operating activities was invested in working capital, capital expenditures and acquisitions.

Operating activities generated cash of $197.7 million in fiscal 2004 compared with $86.7 million in fiscal 2003 and $89.4 million in fiscal 2002. Cash flow from operations was diminished in both fiscal 2003 and 2002 by an increase in the level of equipment finance contracts the Company carried. At the end of fiscal 2002, the Company was unable to sell a portion of its equipment finance contracts due to capacity constraints with the bank arrangement in place at that time. This was the result of stronger than anticipated fourth quarter equipment sales. The capacity constraints were eliminated in fiscal 2003 by a new financing arrangement with a commercial paper conduit. However, the Company is now required to receive one payment from the customer before a contract is eligible for sale to the commercial paper conduit. This requirement in conjunction with increased equipment sales resulted in an increase in the level of accounts receivable in fiscal 2003. The level of investment in working capital made in fiscal 2003 to support the financing portion of the business did not repeat in fiscal 2004.

Capital expenditures net of dispositions were $19.6, $11.4 and $11.1 million in fiscal years 2004, 2003 and 2002, respectively. The increase in 2004 reflects spending for a new distribution center that is expected to come on line in August 2004. The Company expects to invest approximately $35 to $40 million in capital expenditures in fiscal 2005 to replace and upgrade distribution capacity in the U.S. and the U.K. and expand information systems.

In fiscal 2004, the Company used $606.4 million of cash for acquisitions, namely AbilityOne and ProVet. The acquisition of AbilityOne was initially debt financed through a $500 million bridge loan. In November 2003, the bridge loan was converted into two permanent debt-financing arrangements as more fully described in Note 7 to the Consolidated Financial Statements and in Contractual Obligations below. Investments in acquisitions also reflect contingent earn-out payments from acquisitions made in prior years. In comparison, the Company invested cash of $6.5 million in fiscal 2003 to acquire DQD and $109.3 million to acquire the assets of J. A. Webster Inc., Thompson and Modern Practice Technologies in fiscal 2002.

The Company did not repurchase any of its common stock in fiscal 2004. It repurchased 321,299 and 247,000 shares of its common stock for $13.1 million and $8.3 million during fiscal 2003 and 2002, respectively. The shares repurchased minimized the dilutive effect of shares issued in conjunction with the Company’s employee stock plans and in acquisitions.

Management expects funds generated from the expected results of operations and existing cash and short-term investments of $295.2 million to be sufficient to meet the Company’s working capital needs for the next fiscal year. The Company will continue to obtain liquidity from the sale of its equipment finance contracts. Long-term financing will be maintained through availability under the new committed debt facilities. The Company’s short-term and long-term financing facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives. Debt prepayments will depend on management’s views with respect to the relative attractiveness of interest rates together with the investment needs of the business at the time.

The Company sells a significant portion of its installment sale contracts to a commercial paper funded conduit managed by a third party bank, and as a result, commercial paper is indirectly an important source of liquidity for the Company. The Company is allowed to participate in the conduit due to its financial strength. Cash flow could be impaired if the Company’s financial strength diminished to a level that precluded the Company from taking part in this facility or other similar facilities. The Company’s financing business is described in further detail in Note 6 of the Notes to Consolidated Financial Statements. That description is incorporated by reference into this section.

Contractual Obligations

During fiscal 2004, the Company entered into two new debt financing arrangements, including both bank and private debt with a total capacity of $650 million. The bank portion of the package totals $300 million and is comprised of a $100 million five year, amortizing term loan and a $200 million five year, revolving credit facility. The private debt is a total of $350 million of fixed and floating rate notes with maturities ranging from 3 to 7 years with one year, no-call provisions.

The Company had two primary objectives in placing this debt: one, to lower its overall cost of capital, and two, to provide significant flexibility in financing the growth of the business. Proceeds from these issuances were used to repay the $500 million bridge financing obtained in connection with the AbilityOne acquisition. After refinancing the bridge loan, approximately $150 million of capacity under the bank arrangement remains for future use.

A summary of the Company’s contractual obligations as of April 24, 2004 follows (in thousands):

	Payment due by year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$499,587	$20,031	$74,500	$340,056	$65,000
Operating Leases	37,892	10,172	14,727	8,967	4,026

For a more complete description of our contractual obligations, please see Notes 7 and 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Outlook

Over the last ten years, the Company has been able to average double-digit revenue and earnings growth through its strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions. The Company’s growth strategy will continue to focus on these key elements. Maintaining financial flexibility is also a key component of the Company’s future growth. With strong operating cash flow and available credit capacity, the Company is confident that it will be able to financially support its future growth. The strategic initiatives that the Company implemented during fiscal 2004, which have significantly strengthened the Company’s operational platform, are also a key ingredient to continuing future growth. Given these factors, the Company considers itself well positioned to continue capitalizing upon the growth opportunities in the dental supply, companion-pet veterinary supply and the worldwide rehabilitative supply markets. The Company continues to believe that the sustainable, long-term growth rate of its North American dental operation is four percentage points in excess of the market’s 7% to 9% estimated rate of growth. The Company also believes its Webster and AbilityOne units can continue to grow faster than the estimated 6% to 7% growth rate of the U.S. companion-pet veterinary supply market and the estimated 6% to 8% growth rate of the rehabilitative market.

Asset Management

The following table summarizes the Company’s days sales outstanding (DSO) and inventory turnover over the past three fiscal years:

	2004	2003		2002
Days sales outstanding	46	49	(1)	50	(1)(2)
Inventory turnover (3)	8.2	7.3		6.5	(2)

(1)	Reflects an increase in the level of equipment finance contracts the Company carried. At the end of fiscal 2002, the Company was unable to sell a portion of its equipment finance contracts due to capacity constraints with its then current bank arrangement. This was the result of a stronger than anticipated fourth quarter of equipment sales. The capacity constraints were eliminated in fiscal 2003 by a new financing arrangement; however, under the new arrangement the Company is required to receive one payment from the customer before a contract is eligible for sale and as result the level of contracts carried by the Company at the end of 2003 remained higher than usual.
(2)	Reflects the non-annualized impact of the Webster and Thompson acquisitions during fiscal 2002.
(3)	The inventory values used in this calculation are the LIFO inventory values for all distributed inventories except Colwell and AbilityOne manufactured inventories which are valued using FIFO inventory value as are all foreign inventories.

Foreign Operations

Foreign sales are derived primarily from operations in Canada and from AbilityOne’s operations in the U.K. and France. Fluctuations in currency exchange rates have not significantly impacted earnings. However, net sales in fiscal 2004 and 2003 were enhanced by changes in the exchange rate while sales in fiscal 2002 were adversely affected by the strengthening of the U.S. dollar. Without foreign currency effects, net sales would have been $19.4 million lower in fiscal 2004 and $2.3 million lower in fiscal 2003, but would have been $3.5 million higher in fiscal 2002. Changes in currency exchange rates is a risk accompanying foreign operations, but this risk is not considered material with respect to the net operations of the Company’s business.

Critical Accounting Policies

The Company has adopted various accounting policies to prepare its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Management believes that the Company’s policies are conservative and its philosophy is to adopt accounting policies, which minimize the risk of adverse events having a material impact on recorded assets and liabilities. However, the preparation of financial statements requires the use of estimates and judgements regarding the realization of assets and the settlements of liabilities based on the information available to management at the time. Changes subsequent to the preparation of the financial statements in economic, technological and competitive conditions may materially impact the recorded values of the Company’s assets and liabilities. Therefore, the users of the financial statements should read all the notes to the Consolidated Financial Statements and be aware that conditions currently unknown to management may develop in the future. This may require a material adjustment to a recorded asset or liability to consistently apply the Company’s significant accounting principles and policies that are discussed in Note 1 to the Consolidated Financial Statements. The financial performance and condition of the

Company may also be materially impacted by transactions and events that the Company has not previously experienced and for which the Company has not been required to establish an accounting policy or adopt a generally accepted accounting principle. Because we are primarily a distributor, we face inventory risk due to obsolescence and customer preference. We assess our inventories continually and value them at the lower of cost or market, and in addition, we relieve inventory cost using a last-in, first-out convention which results in an inventory carrying value that is well below the replacement cost of the inventory. Our revenue recognition processes involve establishing estimates for bad debts, returns, damaged goods and other allowances. These estimates are based on historical experience and the facts known at the date of preparing the financial statements but future events could cause actual results to vary from our estimates. We have acquired other businesses in the past and this has resulted in goodwill being recorded on our financial statements. While goodwill is no longer amortized systematically over time due to changes in generally accepted accounting principles in the U.S., goodwill is subject to a periodic assessment of its continuing value to the Company. Currently, we believe the recorded value is well below the realizable value of this asset.

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

•	The Company’s ability to meet increased competition from national, regional and local full-service distributors and mail-order distributors of dental, veterinary and rehabilitative products, while maintaining current or improved profit margins.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

•	The continued ability of the Company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

•	Changes in the economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

•	Reduced growth in expenditures for dental services by private dental insurance plans.

•	The accuracy of the Company’s assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive and specialty dental services such as periodontic, endodontic and orthodontic procedures.

•	The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

•	The effects of healthcare related legislation and regulation, which may affect expenditures or reimbursements for rehabilitative and assistive products.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market pricing risk consisting of foreign currency rate fluctuations and changes in interest rates.

The Company is exposed to foreign currency exchange rate fluctuations in its operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds and Euros. Although historically the Company has elected not to enter into any hedging contracts, it continually evaluates its foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to the Company’s most significant foreign currency exposures would have had an impact of approximately $16.5 million on fiscal 2004 net sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The Company’s operation in the United Kingdom purchases product sourced in the United States and certain Far Eastern countries that require payment denominated in the U.S. dollar. To assist in controlling the potential volatility on its cost of products sold resulting from changes in currency exchange rates, this operation enters into foreign currency options that fix the maximum rate the operation pays for U.S. dollars. At April 24, 2004, the operation had options to purchase up to $3.5 million at a rate of 1.8 to 1, or better.

The Company’s earnings are also affected by fluctuations in short-term interest rates through the investment of its cash balances, borrowings under LIBOR based debt instruments and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a group of banks that provide for pricing based on variable interest rates.

During fiscal 2004, the Company entered into $650 million of new debt financing agreements that included both fixed and variable interest rate debt instruments. As of April 24, 2004, the Company had approximately $495 million of debt outstanding under these agreements of which $350 million was variable interest rate based debt. The Company views its variable interest rate debt position on a net basis that gives effect to the Company’s cash and short term investments balances. The Company believes that at April 24, 2004, approximately $200 million of cash and short-term investments could have been used to reduce the variable interest rate debt. To further reduce its exposure to fluctuations in interest rates, the Company entered into an interest rate swap agreement that fixed an additional $100 million of the variable interest rate debt exposure through November 2005. While hedging activities provide only limited protection against interest rate risk, the interest rate swap agreement was entered into for the sole purpose of hedging an existing interest rate exposure, not for speculation.

When considering the exposure under the agreements whereby the Company sells equipment finance contracts to both a commercial paper conduit and a group of banks, the Company has the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the portfolio of installment contracts generally turns over in less than 48 months and the Company can adjust the rate it charges on new customer contracts at any time. This provides that the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, the Company uses an interest rate curve that approximates the maturity period of the then outstanding contracts.

The Company estimates that if a) interest rates had been 10% higher during the year, b) the debt that was issued during the year had been outstanding for the entire year, c) the hedge instrument had been purchased at the beginning of the year, and d) the end-of-year portfolio of installment contracts had been outstanding for the entire year, the annual impact would have been to reduce earnings before income tax by approximately $1.6 million. If the Company gave effect to the use of $200 million of its cash and short-term investments to reduce the level of variable interest rate debt, and considered the impact of items a) through d) above, the impact on earnings before income taxes would have been a reduction of approximately $1.4 million for the twelve months ended April 24, 2004. An expanded discussion of the interest rate swap is included in Note 8 to the Consolidated Financial Statements that are included elsewhere in this document.

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. (formerly Patterson Dental Company) as of April 24, 2004 and April 26, 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended April 24, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 24, 2004 and April 26, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 24, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in fiscal 2003.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

May 20, 2004

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	April 24, 2004	April 26, 2003
ASSETS

Current assets:
Cash and cash equivalents	$287,160	$195,182
Short-term investments	8,018	22,266
Receivables, net of allowance for doubtful accounts of $5,437 and $4,817 at April 24, 2004 and April 26, 2003, respectively	285,249	248,585
Inventory	173,022	125,340
Prepaid expenses and other current assets	24,694	14,744

Total current assets	778,143	606,117
Property and equipment, net	77,233	57,254
Long-term receivables, net	25,840	19,588
Goodwill	601,194	125,400
Identifiable intangibles, net	97,023	9,670
Other	9,524	5,949

Total assets	$1,588,957	$823,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$149,528	$111,543
Accrued payroll expense	30,796	33,693
Other accrued expense	61,409	33,490
Income taxes payable	1,924	5,153
Current maturities of long-term debt	20,031	145

Total current liabilities	263,688	184,024
Long-term debt	479,556	129
Deferred taxes	43,955	6,139

Total liabilities	787,199	190,292
Stockholders’ equity:
Preferred Stock, $.01 par value:
Authorized shares - 20,000,000	—	—
Common Stock, $.01 par value:
Authorized shares - 600,000,000
Issued and outstanding shares – 68,450,336 and 68,084,520 at April 24, 2004, and April 26, 2003, respectively	685	681
Additional paid-in capital	100,995	86,703
Accumulated other comprehensive income(loss)	2,901	(519)
Retained earnings	718,818	569,353
Notes receivable from ESOP	(21,641)	(22,532)

Total stockholders’ equity	801,758	633,686

Total liabilities and stockholders’ equity	$1,588,957	$823,978

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 24, 2004	April 26, 2003	April 27, 2002
Net sales	$1,969,349	$1,656,956	$1,415,515
Cost of sales	1,267,005	1,082,370	921,335

Gross profit	702,344	574,586	494,180
Operating expenses	459,844	395,638	347,000

Operating income	242,500	178,948	147,180
Other income and expense:
Other income, net	6,647	7,520	5,152
Interest expense	(9,627)	(66)	(109)

Income before income taxes and cumulative effect of accounting change	239,520	186,402	152,223
Income taxes	90,055	70,082	56,933

Income before cumulative effect of accounting change	149,465	116,320	95,290
Cumulative effect of accounting change	—	3,372	—

Net income	$149,465	$119,692	$95,290

Before cumulative effect of accounting change:
Earnings per share — basic	$2.20	$1.71	$1.41

Earnings per share — diluted	$2.17	$1.70	$1.40

After cumulative effect of accounting change:
Earnings per share — basic	$2.20	$1.76	$1.41

Earnings per share — diluted	$2.17	$1.75	$1.40

Weighted average shares and potentially dilutive shares outstanding:
Basic	67,966	67,831	67,700
Diluted	68,884	68,447	68,201

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENT OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Notes Receivable from ESOP	Total
	Number	Amount
Balance at April 28, 2001	67,489,466	$675	$68,049	$(2,316)	$354,371	$(12,264)	$408,515

Change in translation adjustment	—	—	—	(768)	—	—	(768)
Net income	—	—	—	—	95,290	—	95,290

Comprehensive income							94,522

Common stock issued, acquisitions	655,513	7	25,589	—	—	—	25,596
Common stock issued, net	226,667	2	5,444	—	—	—	5,446
Payment on ESOP note	—	—	—	—	—	1,201	1,201
Merger of acquired ESOP	—	—	—	—	—	(12,612)	(12,612)
Share repurchases	(247,000)	(3)	(8,305)	—	—	—	(8,308)

Balance at April 27, 2002	68,124,646	681	90,777	(3,084)	449,661	(23,675)	514,360
Change in translation adjustment	—	—	—	2,565	—	—	2,565
Net income	—	—	—	—	119,692	—	119,692

Comprehensive income							122,257

Common stock issued, net	281,173	3	9,054	—	—	—	9,057
Payment on ESOP note	—	—	—	—	—	1,143	1,143
Share repurchases	(321,299)	(3)	(13,128)	—	—	—	(13,131)

Balance at April 26, 2003	68,084,520	681	86,703	(519)	569,353	(22,532)	633,686
Derivative financial instrument unrealized gain	—	—	—	626	—	—	626
Change in translation adjustment	—	—	—	2,794	—	—	2,794
Net income	—	—	—	—	149,465	—	149,465

Comprehensive income							152,885

Common stock issued, net	365,816	4	14,292	—	—	—	14,296
Payment on ESOP note	—	—	—	—	—	891	891

Balance at April 24, 2004	68,450,336	$685	$100,995	$2,901	$718,818	$(21,641)	$801,758

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 24, 2004	April 26, 2003	April 27, 2002
Operating activities:
Income before cumulative effect of accounting change	$149,465	$116,320	$95,290
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation	12,231	10,297	8,932
Amortization of deferred credits	—	—	(885)
Amortization of goodwill and intangibles	7,210	2,479	5,351
Bad debt expense	2,348	1,382	1,592
Deferred taxes	2,785	1,314	(2,809)
Change in assets and liabilities net of acquired:
Increase in receivables	(4,241)	(43,822)	(43,488)
Decrease (increase) in inventory	(8,468)	19,654	(9,310)
(Decrease) increase in accounts payable	21,585	(23,244)	19,235
Increase in accrued liabilities	12,220	9,383	14,001
Other changes from operating activities, net	2,606	(7,020)	1,500

Net cash provided by operating activities	197,741	86,743	89,409

Investing activities:
Additions to property and equipment, net	(19,624)	(11,356)	(11,138)
Sale (purchase) of investments	14,248	2,985	(767)
Acquisitions	(606,382)	(6,493)	(109,253)

Net cash used in investing activities	(611,758)	(14,864)	(121,158)

Financing activities:
Payments of long-term debt	(8,882)	(399)	(729)
Cash payments received on notes receivable from ESOP	891	1,143	1,201
Repurchases of common stock	—	(13,131)	(8,308)
Proceeds from debt	498,750	—	—
Common stock issued, net	14,296	9,057	5,446

Net cash provided by (used in) financing activities	505,055	(3,330)	(2,390)
Effect of exchange rate changes on cash	940	647	101

Net increase (decrease) in cash and cash equivalents	91,978	69,196	(34,038)
Cash and cash equivalents at beginning of period	195,182	125,986	160,024

Cash and cash equivalents at end of period	$287,160	$195,182	$125,986

Supplemental disclosures:
Income taxes paid	$78,293	$68,495	$55,325
Interest paid	4,648	50	112
Convertible debenture issued for acquisition	4,500	—	—
Common stock issued for acquisitions	—	—	25,596
Less ESOP loan	—	—	(12,612)

Net equity impact from acquisitions	—	—	12,984

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 24, 2004

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Patterson Companies, Inc. (formerly Patterson Dental Company), “Patterson” or “the Company” is a value-added distributor serving the dental, companion-pet veterinarian and rehabilitative supply markets. The Company has three reportable segments: dental supply, veterinary supply and rehabilitative supply.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company’s wholly owned subsidiaries, including Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Patterson Dental Canada, Inc., PDC Funding Company, LLC, AbilityOne Products Corp., and AbilityOne Homecraft Limited. Significant inter-company transactions and balances have been eliminated in consolidation. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

Fiscal Year End

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Fiscal years 2004, 2003 and 2002 each consisted of fifty-two weeks.

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

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all distributed inventories except Colwell and AbilityOne manufactured inventories, which are valued using the first-in, first-out (FIFO) method as are all foreign inventories. Inventories valued at LIFO represent 81% and 88% of total inventories at April 24, 2004 and April 26, 2003, respectively.

The accumulated LIFO provision was $24,864 at April 24, 2004 and $22,260 at April 26, 2003. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill and test at least annually for impairment. Amortization of goodwill ceased on April 28, 2002, at which time it was tested for impairment. Each of the Company’s reporting units was tested for impairment by comparing the fair value of the respective reporting unit with its carrying value. Fair value was determined primarily based on valuation studies performed by the Company. The Company performed its annual impairment test during the fourth quarter of fiscal 2004 using the same methodology described above. As a result of impairment tests performed, the Company recorded no impairment loss.

Assets Held for Sale

At April 24, 2004, the Company had approximately $7.3 million of assets classified as held for sale reflected as a component of prepaid and other current assets in the Consolidated Balance Sheet. This idle facility was the former headquarters of an entity previously acquired by AbilityOne. The activities formerly performed at this facility were moved to other locations within AbilityOne and the Company is actively marketing the facility for sale. The Company anticipates selling or disposing of these assets within one year from the date the assets were designated as held for sale.

Financial Instruments

The Company accounts for derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133.” SFAS No. 133 and No. 138 require that all derivative financial instruments are recorded on the balance sheet at their respective fair value.

The Company has only limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

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

Advertising

The Company expenses all advertising and promotional costs as incurred. Total advertising and promotional expenses were $18,099, $17,299 and $13,748 for fiscal years 2004, 2003 and 2002, respectively.

Deferred Credits

Negative goodwill (deferred credits) arose from the purchase of the Patterson business in fiscal 1986 and D.L. Saslow Co., Inc. in fiscal 1988. With the adoption of the SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recognized as the cumulative effect of a change in accounting principle the remaining balance of its deferred credits. The deferred credits amounted to approximately $3.4 million at the time of the adoption. Prior to the adoption of SFAS No. 142, the Company was amortizing the deferred credits on a straight-line basis over 20 years.

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

Stock-Based Compensation

The Company has stock based employee compensation plans, which are described more fully in Note 12. The Company utilizes the intrinsic value-based method, per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in Company common stock. This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for the stock based plans in fiscal 2004, 2003 and 2002 as the price paid was not less than 100 percent of fair market value.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Fiscal Year
	2004	2003	2002
Income before cumulative effect of accounting change, as reported	$149,465	$116,320	$95,290
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,079	1,475	1,053

Pro forma net earnings	$147,386	$114,845	$94,237

Earnings per share before cumulative effect of accounting change—basic:
As reported	$2.20	$1.71	$1.41
Pro forma	$2.17	$1.69	$1.39

Earnings per share before cumulative effect of accounting change—diluted:
As reported	$2.17	$1.70	$1.40
Pro forma	$2.15	$1.68	$1.39

The fair value of stock options granted was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.

	2004	2003	2002
Expected dividend yield	—	—	—
Expected stock price volatility	31.4%	31.9%	31.9%
Risk-free interest rate	3.3%	2.8%	2.8%
Expected life of options (years)	6.6	6.2	6.2

Based on these assumptions, the estimated fair value of options granted for fiscal years 2004, 2003, and 2002, was approximately $22.18, $19.34 and $11.95 per share, respectively, and such amounts would be amortized to compensation expense over the vesting period.

Comprehensive Income

Total comprehensive income and the components of accumulated other comprehensive income(loss) are presented in the Consolidated Statement of Changes in Stockholders’ Equity. Comprehensive income includes certain gains and losses that, under generally accepted accounting principles, are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Accumulated other comprehensive income(loss) is primarily composed of foreign currency translation effects but also includes unrealized gains and losses on cash flow hedging instruments.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive, during the period. Certain director and employee stock options are not included in the April 26, 2003 and April 27, 2002 calculations because they are anti-dilutive.

The following table sets forth the denominator for the computation of basic and diluted earnings per share. There were no adjustments to the numerator.

	Fiscal Year
	2004	2003	2002
	(in thousands)
Denominator:
Denominator for basic earnings per share - weighted average shares	67,966	67,831	67,700
Effect of dilutive securities:
Stock option plans	725	541	426
Employee Stock Purchase Plan	15	10	9
Capital Accumulation Plan	112	65	66
Convertible debentures	66	—	—

Dilutive potential common shares	918	616	501

Denominator for diluted earnings per share – adjusted weighted average shares	68,884	68,447	68,201

2. Cash Equivalents and Short-term Investments

All cash equivalents and short-term investments are available for sale and carried at market value, which approximates cost. At April 24, 2004 and April 26, 2003 cash equivalents and short-term investments consisted of the following:

	Fiscal Year
	2004	2003
Cash on hand	$68,083	$50,115
Cash equivalents:
Commercial paper	434	5,174
Corporate notes and bonds	1,000	5,939
Government securities	63,687	126,587
Money market funds	153,956	7,367

	219,077	145,067
Short-term investments:
Commercial paper	—	13,656
Corporate notes and bonds	—	600
Government securities and other	8,018	8,010

	8,018	22,266

	$295,178	$217,448

3. Goodwill and Other Intangible Assets

The following table reconciles reported fiscal 2002 net earnings and basic and diluted net earnings per share to net earnings after giving effect to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” had it been effective at the beginning of fiscal 2002.

April 27, 2002
Net earnings:
Reported net income	$95,290
Deferred credit amortization	(885)
Goodwill amortization, net of tax	2,448

Adjusted net earnings	$96,853

Earnings per share:
Reported basic	$1.41
Deferred credit amortization	(0.01)
Goodwill amortization, net of tax	0.03

Adjusted basic earnings per share	$1.43

Reported diluted	$1.40
Deferred credit amortization	(0.01)
Goodwill amortization, net of tax	0.03

Adjusted diluted earnings per share	$1.42

The goodwill balance by business segment as of April 26, 2003 and April 24, 2004 is as follows:

	Balance at April 26, 2003	Acquisition Activity	Translation And Other Activity	Balance at April 24, 2004
Dental supply	$66,769	$—	$2,116	$68,885
Rehabilitative supply	—	469,344	—	469,344
Veterinary supply	58,631	3,250	1,084	62,965

Total	$125,400	$472,594	$3,200	$601,194

The increase in the goodwill balance during fiscal 2004 reflects the preliminary purchase price allocation of the acquisition of AbilityOne Products Corp. and ProVet contingent earn-out payments from acquisitions made in prior years and changes in currency exchange rates.

Balances of acquired intangible assets excluding goodwill are as follows:

	April 24, 2004	April 26, 2003
Trade names and trademarks	$56,275	$—

Customer lists and other amortizable intangible assets	52,338	14,050
Less: Accumulated amortization	(11,590)	(4,380)

	40,748	9,670

Total identifiable intangible assets, net	$97,023	$9,670

Future amortization expense will approximate $10,000, $5,200, $4,300, $3,300, $2,900 and $2,100 for fiscal 2005, 2006, 2007, 2008, 2009 and 2010, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, finalization of preliminary valuations, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

4. Acquisitions

On September 12, 2003 the Company acquired the stock of AbilityOne Products Corp. (“AbilityOne”) as a logical extension of Patterson’s value-added, specialty distribution strategy into a large new and growing market. The purchase price of $585.8 million consists of a base price of $576.0 million and an additional $9.8 million for an idle facility and transaction expenses. The acquisition was initially debt financed through a $500 million bridge loan. This loan was replaced by permanent debt financing in November 2003, which is more fully described in Note 7. In conjunction with the transaction, the Company also issued $4.5 million of convertible debentures maturing in 2006. The debentures are convertible into the Common Stock of Patterson Companies, Inc. at a price of $50.98 per share. Interest on the debentures is accrued at the rate of 0.5% per annum.

The results of AbilityOne’s operations are included in the accompanying financial statements since the date of acquisition. The preliminary purchase price plus direct acquisition costs has been allocated on the basis of estimated fair values at the date of acquisition. The preliminary purchase price allocation is as follows:

Purchase price	$585,828
Less:
Accounts receivable	27,930
Income tax receivable	8,069
Inventory	24,394
Fixed assets	12,740
Other assets	10,280
Accounts payable	(14,810)
Deferred taxes	(35,187)
Accrued expenses	(8,897)
Hedge Liability	(2,355)
Identifiable intangible assets	94,320

Goodwill	$469,344

The deferred tax liability primarily represents a provision for deferred taxes against the identifiable intangible assets. This provision will normalize income tax expense in future periods as the intangibles are amortized, sold or written down.

The following pro forma summary presents the results of operations, as if the AbilityOne acquisition had occurred at the beginning of fiscal 2003. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined.

	Fiscal Year
	2004	2003
Net sales	$2,049,872	$1,867,943
Income before cumulative effect of accounting change	156,308	128,822
Earnings per share before cumulative effect of accounting change:
Basic	$2.30	$1.90
Diluted	2.27	1.88

On July 9, 2001, the Company purchased substantially all of the assets of J. A. Webster, Inc. (“Webster”) and assumed certain liabilities, for a purchase price of $95,662, consisting of $84,955 in cash and $10,707 in stock. The value of the 322,524 common shares issued was determined based on the average market price of Patterson’s common shares on July 9, 2001. The acquisition agreement also includes an earn-out provision tied to future product sales, which could result in additional cash payments over five years if certain minimum revenue milestones are achieved. The earn-out payments are not expected to have a material impact on future cash flows.

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

The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of fiscal 2002. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined.

Fiscal Year
2002
Net sales	$1,449,143
Net income (1)	95,677
Earnings per share – basic (1)	$1.41
Earnings per share – diluted (1)	$1.40

(1)	Reflects the amortization of certain intangible assets. Because the transaction was consummated following the effective date specified in SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company did not amortize goodwill for this transaction.

The Company also made the following acquisitions that affect the periods covered by these financial statements:

Entity	Closing date	Consideration
ProVet	April 16, 2004	Cash
Distribution Quebec Dentaire	July 9, 2002	Cash & Earn-out
Thompson Dental Company	April 2, 2002	Cash, Stock & Earn-out
Modern Practice Technologies	December 4, 2001	Cash

The above acquisitions have been recorded using the purchase method of accounting. The aggregate purchase price for the acquisitions was allocated as follows:

	Fiscal Year
	2004	2003	2002
Purchase price	$22,144	$6,493	$26,574

Allocated to the following:
Accounts receivable	12,179	1,248	9,031
Inventory	13,725	1,189	9,808
Fixed assets	479	318	4,024
Identifiable intangibles	—	1,000	1,033
Other assets (liabilities)	74	(41)	1,752
Accounts payable	(7,123)	(746)	(6,269)
Accrued expenses	(440)	(794)	(1,154)

Goodwill	$3,250	$4,319	$8,349

The operating results of each of these acquisitions are included in the Company’s consolidated statements of income from the date of each acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

Subsequent to year end, the Company acquired two companies: Medco Supply Company, Inc., a leading national distributor of sports medicine, first aid and medical supplies based in Buffalo, New York and CAESY Education Systems, Inc., a leading provider of electronic patient education services to dental practices in North America. Both acquisitions were all-cash transactions. These transactions were not material either individually or in the aggregate to the consolidated operations or financial position of the Company.

5. Properties and Equipment

	April 24, 2004	April 26, 2003
Land	$5,646	$3,940
Buildings	38,288	26,404
Leasehold improvements	4,488	4,693
Furniture and equipment	43,891	36,489
Data processing equipment	40,442	37,136

	132,755	108,662
Accumulated depreciation	(55,522)	(51,408)

	$77,233	$57,254

6. Customer Financing

As a convenience to its customers, the Company offers several different financing alternatives including both a Company sponsored program and third party programs. For the third party programs, the Company acts as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Company sponsored program, equipment purchases for top quality credits are financed to a maximum of $300 for any one customer. The Company generally sells these customer installment sale contracts to outside financial institutions in the normal course of its business. The Company currently has two arrangements under which it sells these contracts.

In fiscal 2003, the Company initiated an agreement to sell its equipment contracts to a commercial paper conduit managed by BankOne N. A. To participate in the commercial paper conduit, the Company was required to establish a special purpose entity (“SPE”), PDC Funding Company, LLC, a consolidated, wholly owned subsidiary. The Company transfers installment sale contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduit administered by BankOne. While there is no recourse to the Company by the commercial paper conduit on the sale of contracts, the Company receives only 90% of the principal amount of the contracts upon the sale. The remaining 10% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The holdback receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity of this arrangement with the conduit is a maximum of $250 million.

The Company also maintains an agreement with U.S. Bank National Association, as agent. This agreement allows the Company to sell, with limited recourse on an ongoing basis, its installment sale contracts to U.S. Bank National Association and one additional bank. A capacity of $70 million was available under this agreement through fiscal 2004 while the capacity was increased to $90 million subsequent to year-end. Unlike the conduit arrangement, this agreement provides that the Company receives 100% of the principal amount of contracts that are sold.

These financing arrangements are accounted for as a sale of assets under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During fiscal 2004, the Company sold approximately $211.3 million of its contracts under these arrangements. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 24, 2004.

A total of $290.2 million of installment contracts receivable sold under the agreements were outstanding at April 24, 2004. Of this total $62.7 million has been sold to U. S. Bank National Association for which the Company has a 25% contingent guarantee of collection under the limited recourse provision. The remaining balance has been sold to the commercial paper conduit. The residual receivable under the BankOne arrangement at April 24, 2004 was $27.0 million. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

7. Long-Term Debt

During fiscal 2004, the Company executed two unsecured debt financing arrangements totaling $650 million. A portion of this financing replaced the $500 million bridge loan that was used to fund the acquisition of AbilityOne Products Corp. in September 2003. The financing arrangements, which carry a weighted-average effective interest rate of 2.7%, consist of two components: a $350 million private placement of fixed and floating-rate senior notes, with maturities from November 2006 through November 2010, and a $300 million floating-rate bank credit agreement, consisting of a term loan and a revolving credit facility. The term loan amortizes in equal quantity payments to maturity in November 2009.

In conjunction with the acquisition of AbilityOne, the Company also issued $4.5 million of convertible debentures maturing in fiscal 2007. The debentures are convertible into the Common Stock of the Company at a price of $50.98 per share.

Notes, debentures and other debt were composed of the following at year-end:

April 24, 2004
Variable rate (Libor plus 1.00%) term loan due fiscal 2009	$95,000
Variable rate (Libor plus 1.00%) revolving credit draw due fiscal 2009	50,000
Fixed rate (3.14% to 4.14%) senior notes due fiscal 2007 to 2009	150,000
Variable rate (Libor plus 0.75%) senior notes due fiscal 2009 to 2011	200,000
Convertible debentures (0.50%)	4,500
Other debt	87

$499,587
Less current maturities	(20,031)

Long-term debt	$479,556

Maturities of long-term debt by fiscal year are as follows:

2005	$20,031
2006	—
2007	74,500
2008	50,056
2009	290,000
Thereafter	65,000

Total long-term debt	$499,587

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios in addition to a minimum net worth covenant as defined in the Company’s debt agreements. The Company met the financial covenants under the debt agreements as of April 24, 2004.

In May 2004, $3.0 million of the convertible debentures were converted into 58,846 shares of common stock.

8. Derivative Financial Instruments

In fiscal 2004, the Company entered into a swap agreement in the notional amount of $100 million that exchanged a floating interest rate payment obligation for a fixed rate payment obligation. The swap has been designated as a cash flow hedging instrument. The contract is recorded at fair value on the balance sheet and all changes in fair value are deferred in accumulated other comprehensive income. Upon recognition, such gains or losses will be recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. The fair value of the interest rate swap agreement as of April 24, 2004 was estimated at $0.6 million. The fair value of the interest rate swap agreement is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, market expectations for future interest rates and Patterson’s current creditworthiness. The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

9. Leases

The Company leases facilities for its branch office locations, a number of distribution facilities, and also certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows for the fiscal years ending in April:

2005	$10,172
2006	8,448
2007	6,279
2008	5,045
2009	3,922
Thereafter	4,026

Total minimum payments required	$37,892

Rent expense was $10,986, $9,674 and $8,429 for the years ended April 24, 2004, April 26, 2003 and April 27, 2002, respectively.

10. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2004	2003	2002
Current:
Federal	$72,536	$58,517	$51,466
Foreign	7,941	3,429	2,239
State	6,793	6,822	6,037

Total current	87,270	68,768	59,742

Deferred:
Federal	2,599	1,169	(2,579)

State	186	145	(230)

Total deferred	2,785	1,314	(2,809)

Provision for income taxes	$90,055	$70,082	$56,933

Deferred tax assets and liabilities are included in prepaid expenses and other current assets and in non-current liabilities on the balance sheet. Significant components of the Company’s deferred tax assets (liabilities) as of April 24, 2004 and April 26, 2003 are as follows:

	Fiscal Year
	2004	2003
Bad debt allowance	$1,416	$1,280
LIFO reserve	(2,355)	(1,587)
Health insurance	1,962	1,266
Capital Accumulation Plan	5,058	4,171
Inventory obsolescence	1,785	2,879
Goodwill	(7,688)	(4,429)
Amortizable intangibles	(32,409)	95
Other	(1,562)	1,527

Total	$(33,793)	$5,202

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2004	2003	2002
Tax at U.S. statutory rate	$83,832	$65,240	$53,278
State tax provision, net of federal benefit	4,536	4,455	3,775
Effect of foreign taxes	614	638	417
Amortization of deferred credit	—	—	(310)
Other	1,073	(251)	(227)

	$90,055	$70,082	$56,933

11. Segment and Geographic Data

Patterson Companies, Inc. is comprised of three reportable segments: dental, veterinary, and rehabilitative supply. Prior to mid-fiscal 2004, the Company operated in two reportable segments, dental supply and veterinary supply. In September 2003, the Company purchased AbilityOne Products Corp., the world’s leading distributor of rehabilitative supplies and non-wheelchair assistive patient products to the global physical and occupational therapy markets. AbilityOne became a reportable business segment of the Company. The Company’s reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics primarily in the Eastern, Mid-Atlantic and Southeastern regions of the United States. With the acquisition of Provet late in fiscal 2004, Webster expanded its presence into the Midwest and Northwest. The rehabilitative supply segment provides a comprehensive range of distributed and self-manufactured rehabilitative medical supplies and non-wheelchair assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as information technology, marketing, purchasing, finance, human resources and facilities.

The following table presents information about the Company’s reportable segments:

	Fiscal Year
	2004	2003	2002
Net sales
Dental supply	$1,616,323	$1,471,162	$1,280,693
Rehabilitative supply	142,304	—	—
Veterinary supply	210,722	185,794	134,822

Consolidated net sales	$1,969,349	$1,656,956	$1,415,515

Operating income
Dental supply	$197,361	$163,897	$138,647
Rehabilitative supply	29,580	—	—
Veterinary supply	15,559	15,051	8,533

Consolidated operating income	$242,500	$178,948	$147,180

Depreciation and amortization
Dental supply	$10,468	$9,770	$11,833
Rehabilitative supply	5,994	—	—
Veterinary supply	2,979	3,006	2,450

Consolidated depreciation and amortization	$19,441	$12,776	$14,283

Capital expenditures
Dental supply	$17,223	$11,262	$10,714
Rehabilitative supply	521	—	—
Veterinary supply	1,880	94	424

Consolidated capital expenditures	$19,624	$11,356	$11,138

Total assets
Dental supply	$739,310	$692,740	$589,819
Rehabilitative supply	659,107	—	—
Veterinary supply	190,540	131,238	128,557

Consolidated total assets	$1,588,957	$823,978	$718,376

The following table presents sales information by product for the Company:

	Fiscal Year
	2004	2003	2002
Net sales
Consumable and printed products	$1,235,356	$1,044,447	$908,731
Equipment and software	586,748	481,061	392,683
Other	147,245	131,448	114,101

Total	$1,969,349	$1,656,956	$1,415,515

The following table presents information about the Company by geographic area. No individual country, except for the United States, generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year
	2004	2003	2002
Net sales
United States	$1,804,651	$1,544,604	$1,322,991
International	164,698	112,352	92,524

Total	$1,969,349	$1,656,956	$1,415,515

Long-lived assets
United States	$758,255	$210,472	$185,040
International	52,559	7,389	3,916

Total	$810,814	$217,861	$188,956

12. Stockholders’ Equity

Share Repurchases

In September 1999, the Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. The Company did not repurchase any of its common stock in fiscal 2004. It repurchased 321,299 and 247,000 of its common stock for $13,131 and $8,308 during fiscal 2003 and 2002, respectively. The authorization provides that 1,126,701 common shares could be repurchased before the September 2004 expiration date.

Employee Stock Ownership Plan

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 24, 2004 and April 26, 2003, indebtedness of the ESOP to the Company is shown as a deduction from stockholders’ equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year.

The Company’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into the Company. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 332,989 shares of common stock of Patterson Companies, Inc. Under current accounting standards, these shares are not considered outstanding for the computation of earnings per share until the shares are allocated to the participants. When the shares are allocated to the participants, the expense to the Company will be determined based on the fair market value of the shares in the year of the allocation. The loan bears interest at current rates but principal does not begin to amortize until 2011. A total of 332,989 shares were issued in the transaction of which 48,905 were previously allocated to Thompson employees. The remaining 284,084 shares began to be allocated in fiscal 2004 but only to the extent of interest on the loan. The non-cash expense is not expected to materially impact the consolidated results of operations of the Company.

During fiscal 2004, 2003 and 2002, shares with a cost of $891, $1,143 and $1,201, respectively, were earned and allocated to ESOP participants. These amounts represented the Company’s contribution for each fiscal year.

At April 24, 2004, 5,197,500 shares of the common stock were allocated to participants and had a fair market value of $400,260.

Employee Stock Option Plans

In June 1992, the Company adopted the Patterson Dental Company 1992 Stock Option Plan. Due to the expiration of this plan in fiscal 2003, no options remain available for future issuance under this plan. At April 24, 2004, 1,007,832 options remain outstanding under the 1992 plan. In September 2002, the Company adopted a new Stock Option Plan. A total of 3,000,000 shares of common stock have been reserved for issuance under the plan. The characteristics of the 2002 plan are similar to the 1992 plan.

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

All of the employee plans discussed above are collectively referred to as the “Employee Plan.”

The Employee Plans are administered by the Stock Option Committee, which determines the employees, officers and others who are to receive options, the type of option to be granted, the number of shares subject to each option and the exercise price of each option.

Director Stock Option Plan

In June 1992, the Company adopted a Director Stock Option Plan (the “Director Plan”), of which 162,000 options remain outstanding at April 24, 2004. Options were granted at the fair market value on the date of grant and are exercisable for a period of four years commencing one year after the date of grant. This plan terminated during fiscal 2002.

In September 2001, the Company adopted a new Director Stock Option Plan. A total of 400,000 shares of common stock have been reserved for issuance under the plan. Options are granted at fair market value on the option grant date and are exercisable for a period of nine years commencing one year after the grant date. In addition, each eligible director will have the right to elect to receive additional options in lieu of the amount of the director’s annual fee for service on the board of directors.

Following is a summary of stock option activity:

	Employee Plans			Director Plan
	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balance April 28, 2001	3,405,787	644,213	$21.58	72,000	306,000	$18.27
Reserved	—	—	—	400,000	—	—
Granted	(317,143)	317,143	32.42	(84,000)	84,000	37.30
Exercised	—	(2,686)	20.28	—	(72,000)	10.36
Canceled	29,598	(29,598)	22.19	—	—	—

Balance April 27, 2002	3,118,242	929,072	25.26	388,000	318,000	25.09
Expired	(2,896,259)	—	—	—	—	—
Reserved	4,000,000	—	—	—	—	—
Granted	(224,565)	224,565	42.02	(30,888)	30,888	47.80
Exercised	—	(24,980)	20.28	—	(72,000)	17.43
Canceled	—	—	—	—	—	—

Balance April 26, 2003	3,997,418	1,128,657	28.71	357,112	276,888	29.61
Granted	(412,130)	412,130	46.10	(37,052)	37,052	59.02
Exercised	—	(86,102)	23.30	—	(78,000)	26.17
Canceled	6,924	(6,924)	31.80	—	—	—

Balance April 24, 2004	3,592,212	1,447,761	$34.01	320,060	235,940	$35.37

At April 24, 2004 the range of exercise prices on outstanding options under the Employee and Director Plans were as follows:

Employee Plans				Director Plan
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$17.41 - $21.00	316,868	4.9	$19.78	$22.50 - $24.00	108,000	1.0	$23.16
$21.01 - $25.00	184,524	6.0	24.13	$24.01 - $46.00	67,940	3.5	37.54
$25.01 - $37.00	362,120	6.6	32.30	$46.01 - $67.30	60,000	9.0	54.90

$37.01 - $41.00	251,302	9.0	39.88		235,940	3.7	$35.37

$41.01 - $57.75	332,947	8.7	50.46

	1,447,761	7.1	$34.01

Employee Stock Purchase Plan

In June 1992, the Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 1,375,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. Employees are eligible to participate after six months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 112,746, 89,010 and 80,678 shares in fiscal 2004, 2003 and 2002, respectively. At April 24, 2004, there were 372,416 shares available for purchase under the Stock Purchase Plan.

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 3,000,000 shares of common stock are reserved for issuance under the CAP Plan. Officers and other key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year. Employees purchased 161,588, 147,167 and 135,046 shares of restricted stock in fiscal 2004, 2003 and 2002, respectively. At April 24, 2004, 2,104,450 shares were available for purchase under the CAP Plan.

13. Litigation

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

14. Related Party Transaction

On September 12, 2003, Patterson Companies, Inc. completed its acquisition of AbilityOne. Peter L. Frechette, Chairman and Chief Executive Officer of Patterson, and David K. Beecken, a Director of Patterson and the Managing Director of Beecken Petty & Company, were direct and indirect owners of the stock of AbilityOne. Between May 2001 and March 2002, Mr. Frechette acquired a direct interest in AbilityOne’s common stock and Class A Preferred Stock and was granted an option to purchase common stock of AbilityOne. Such interests represented less than a 1% interest of each class of AbilityOne’s outstanding securities. Mr. Frechette also served as a member of AbilityOne’s board of directors until December 20, 2002. Between September 2000 and March 2002, HEP Investors I, LLC, an investment entity with which Beecken Petty & Co. is affiliated, acquired AbilityOne’s common stock, Class A Preferred Stock and warrants for the purchase of AbilityOne’s common stock. Such interests represented an approximate 20% interest of each class of AbilityOne’s outstanding shares. In September 2000, Beecken Petty & Co. was part of a group that purchased AbilityOne from BISSELL, Inc. A principal of Beecken Petty & Co. has served on the board of directors of AbilityOne since 2000. Prior to consideration of the acquisition of AbilityOne, Mr. Frechette and Mr. Beecken fully disclosed their interests in AbilityOne to the board of directors of Patterson and abstained from voting on the transaction. In connection with its acquisition of AbilityOne, Patterson received a fairness opinion from Banc of America Securities LLC that the acquisition was fair to Patterson from a financial point of view.

15. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 2004 and 2003.

	Quarter Ended
	Apr. 24, 2004	Jan. 24, 2004	Oct. 25, 2003	July 26, 2003
Net sales	$537,359	$521,218	$477,510	$433,262
Gross profit	200,568	190,873	166,321	144,582
Operating income	74,222	66,991	56,278	45,009

Net income	45,125	40,061	34,886	29,393

Earnings per share – basic	$0.66	$0.59	$0.51	$0.43
Earnings per share – diluted	$0.65	$0.58	$0.51	$0.43

	Quarter Ended
	Apr. 26, 2003	Jan. 25, 2003	Oct. 26, 2002	July 27, 2002
Net sales	$447,326	$421,070	$400,821	$387,739
Gross profit	155,872	147,765	137,774	133,175
Operating income	51,150	46,477	42,458	38,863
Income before cumulative effect of accounting change	33,597	30,102	27,545	25,076
Net income	33,597	30,102	27,545	28,448

Before cumulative effect of accounting change:
Earnings per share – basic	$0.50	$0.44	$0.40	$0.37
Earnings per share – diluted	$0.49	$0.44	$0.40	$0.37

After cumulative effect of accounting change:
Earnings per share – basic	$0.50	$0.44	$0.40	$0.42
Earnings per share – diluted	$0.49	$0.44	$0.40	$0.42

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9A. CONTROLS AND PROCEDURES

As of April 24, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 24, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal year ended April 24, 2004, there were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 13, 2004 (the “2004 Proxy Statement”). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement. The information called for by item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “The Board of Directors and Committees” and “Audit Committee Matters” in Patterson’s 2004 Proxy Statement and such information is incorporated by reference herein.

Code of Ethics

The Company has adopted a Code of Business Conduct for its Chief Executive Officer, Chief Financial Officer, Directors and all employees. The Company has made its Code of Business Conduct available on its website (http://www.pattersoncompanies.com) under the section “Corporate Info.” The Company intends to satisfy the disclosure requirement of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Business Conduct by posting such information on its website at the address and location specified above.

11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Compensation of Executive Officers” in the 2004 Proxy Statement.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Item 12 is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2004 Proxy Statement.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement.

14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services is set forth under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures of Audit Committee” in the 2004 Proxy Statement and such information is incorporated by reference herein.

PART IV

15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of the Company and its subsidiaries are included in Part II, Item 8:

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II - Valuation and Qualifying Accounts for the Years Ended April 24, 2004, April 26, 2003 and April 27, 2002.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit
3.1	The Company’s Articles of Incorporation, as amended[1]

3.2	The Company’s Bylaws, as amended[1]

4.1	Specimen form of the Company’s Common Stock Certificate[1]

4.2	The Company’s Articles of Incorporation, as amended (see Exhibit 3.1)

4.3	The Company’s Bylaws, as amended (see Exhibit 3.2)

4.4	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, the registrant has omitted to file certain unregistered convertible debentures. The total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of such convertible debentures to the Commission upon request. [8]

4.5	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents [9]

4.6	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP9

10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended[1]

10.2	Patterson Dental Company 1992 Stock Option Plan[1]

10.3	Patterson Dental Company 1992 Director Stock Option Plan[1]

10.4	Patterson Dental Company Employee Stock Purchase Plan[1]

10.5	Patterson Dental Company Capital Accumulation Plan[2]

10.6	Incentive Compensation Program (Fiscal 1992) [1]

10.8	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992[1]

10.9	Amended and Restated Term Promissory Note dated July 13, 1992[1]

10.10	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association[3]

10.11	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association[3]

10.12	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc. [4]

10.13	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association[5]

10.14	Receivables Purchase Agreement dated May 10, 2002 Between Patterson Dental Company and Bank One.[5]

10.15	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [5]

10.16	2001 Non-Employee Director Stock Option Plan[5]

10.17	Amendments to Restated Employee Stock Purchase Plan[5]

10.18	Amended and Restated Employee Stock Ownership Plan[5]

10.19	Articles of Amendment to the Company’s Restated Articles of Incorporation[5]

10.20	Stock Option Plan for Canadian Employees [6]

10.22	Patterson Dental Company 2002 Stock Option Plan[7]

10.23	ESOP Loan Agreement dated April 1, 2002[7]

10.24	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company[7]

10.25	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent. [8]

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a - 14a/15d - 14a (Certifications)

31.1 Chief Executive Officer certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1 Chief Executive Officer certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
[2]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.
[3]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
[4]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
[5]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.
[6]	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.
[7]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003.
[8]	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended October 25, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 24, 2004.

(b) Reports on Form 8-K.

Form 8-K filed on February 19, 2004, providing the press release which contained summary financial results for fiscal the third quarter ended January 24, 2004.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: July 8, 2004

	By	/s/ Peter L. Frechette
Peter L. Frechette,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Peter L. Frechette	Chairman and Chief Executive Officer (Principal Executive Officer)	July 8, 2004
Peter L. Frechette

/s/ R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	July 8, 2004
R. Stephen Armstrong

/s/ Ronald E. Ezerski	Director	July 8, 2004
Ronald E. Ezerski

/s/ David K. Beecken	Director	July 8, 2004
David K. Beecken

/s/ Ellen A. Rudnick	Director	July 8, 2004
Ellen A. Rudnick

/s/ Andre B. Lacy	Director	July 8, 2004
Andre B. Lacy

/s/ James W. Wiltz	Director	July 8, 2004
James W. Wiltz

/s/ Harold C. Slavkin	Director	July 8, 2004
Harold C. Slavkin

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe			Deductions - Describe		Balance at End of Period
Year ended April 24, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,817	$2,348		$1,572	(3)	$3,300	(1)	$5,437

LIFO inventory adjustment	$22,260	$2,604		$—		$—		$24,864
Inventory obsolescence reserve	9,040	11,803		1,087	(3)	14,929	(2)	7,001

Total inventory reserve	$31,300	$14,407		$1,087		$14,929		$31,865

Year ended April 26, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,574	$1,401		$—		$1,158	(1)	$4,817

LIFO inventory adjustment	$19,114	$3,146		$—		$—		$22,260
Inventory obsolescence reserve	9,472	8,278		—		8,710	(2)	9,040

Total inventory reserve	$28,586	$11,424		$—		$8,710		$31,300

Year ended April 27, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,166	$1,592	$			$1,184	(1)	$4,574

LIFO inventory adjustment	$15,981	$3,133		$—		$—		$19,114
Inventory obsolescence reserve	6,223	7,171		—		3,922	(2)	9,472

Total inventory reserve	$22,204	$10,304		$—		$3,922		$28,586

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory disposed of or written off.
(3)	Acquisition of AbilityOne Products Corp. and impact of foreign currency translation adjustment in fiscal 2004.

INDEX TO EXHIBITS

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31	Rule 13a - 14a/15d - 14a (Certifications)

	31.1	Chief Executive Officer certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Section 1350 Certifications

	32.1	Chief Executive Officer certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.