Form 10-Q
period 2004-07-31
PATTERSON COMPANIES, INC.
filed 2004-09-09
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State of incorporation)	(I.R.S. Employer Identification No.)

1031 Mendota Heights Road, St. Paul, Minnesota 55120

(Address of principal executive offices, including zip code)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.)

☒ Yes    ☐ No

Patterson Companies, Inc. has outstanding 68,596,603 shares of common stock as of September 2, 2004.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended July 31, 2004, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth in the Company’s Form 10-K report filed July 8, 2004, and the Company’s Form 8-K report filed August 26, 2004, and other documents filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 31, 2004	April 24, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,298	$287,160
Short-term investments	9,957	8,018
Receivables, net	258,421	285,249
Inventory	191,587	173,022
Prepaid expenses and other current assets	28,246	24,694

Total current assets	776,509	778,143
Property and equipment, net	83,917	77,233
Long-term receivables, net	26,658	25,840
Goodwill	617,257	601,194
Identifiable intangibles, net	122,277	97,023
Other	9,727	9,524

Total assets	$1,636,345	$1,588,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,028	$149,528
Accrued payroll expense	10,919	30,796
Other accrued expenses	65,284	61,409
Income taxes payable	20,494	1,924
Current maturities of long-term debt	20,031	20,031

Total current liabilities	270,756	263,688
Long-term debt	471,549	479,556
Deferred taxes	43,955	43,955

Total liabilities	786,260	787,199
STOCKHOLDERS’ EQUITY
Common stock	686	685
Additional paid-in capital	106,766	100,995
Accumulated other comprehensive income	4,866	2,901
Retained earnings	759,633	718,818
Notes receivable from ESOP	(21,866)	(21,641)

Total stockholders’ equity	850,085	801,758

Total liabilities and stockholders’ equity	$1,636,345	$1,588,957

See accompanying notes.

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 31, 2004	July 26, 2003
Net sales	$577,943	$433,262
Cost of sales	373,974	288,680

Gross margin	203,969	144,582
Operating expenses	136,367	99,573

Operating income	67,602	45,009
Other income and (expense):
Finance income, net	1,321	1,898
Interest expense	(3,758)	(32)
Gain on currency exchange	41	227

Income before income taxes	65,206	47,102
Income taxes	24,391	17,709

Net income	$40,815	$29,393

Earnings per share:
Basic	$0.60	$0.43

Diluted	$0.59	$0.43

Weighted average common shares:
Basic	68,261	67,838
Diluted	69,304	68,430

See accompanying notes.

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	July 31, 2004	July 26, 2003
Operating activities:
Net income	$40,815	$29,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,551	2,845
Amortization of intangibles	2,898	646
Bad debt expense	722	647
Change in assets and liabilities, net of acquired	17,485	22,799

Net cash provided by operating activities	65,471	56,330
Investing activities:
Additions to property and equipment, net	(8,100)	(2,172)
Acquisitions, net	(52,856)	—
(Purchase) sale of short-term investments	(1,939)	1,474

Net cash used in investing activities	(62,895)	(698)
Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(5,205)	(221)
Common stock issued, net	2,772	2,336

Net cash (used in) provided by financing activities	(2,433)	2,115
Effect of exchange rate changes on cash	995	282

Net increase in cash and cash equivalents	1,138	58,029
Cash and cash equivalents at beginning of period	287,160	195,182

Cash and cash equivalents at end of period	$288,298	$253,211

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(Unaudited)

July 31, 2004

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2004 and the results of operations and the cash flows for the quarters ended July 31, 2004 and July 26, 2003. Such adjustments are of a normal recurring nature. The results of operations for the quarters ended July 31, 2004 and July 26, 2003, are not necessarily indicative of the results to be expected for the full year. The balance sheet at April 24, 2004, is derived from the audited balance sheet as of that date. These financial statements should be read in conjunction with the financial statements included in the 2004 Annual Report on Form 10-K filed on July 8, 2004.

The consolidated financial statements of Patterson Companies, Inc. include the assets and liabilities of PDC Funding Company, LLC, a wholly owned subsidiary and a separate legal entity under Minnesota law. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC.

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. Accordingly, the first quarter of fiscal 2005 and 2004 represents the 14 weeks ended July 31, 2004 and the 13 weeks ended July 26, 2003, respectively. Because of the Company’s long established practice of using a 52/53-week fiscal year convention, the Company reported 14 weeks of results in its most recent quarter, and fiscal 2005 will include 53 weeks of operations when compared to fiscal 2004 that was a 52 week period.

Comprehensive Income

Total comprehensive income was $42,780 and $30,890 for the quarters ended July 31, 2004 and July 26, 2003, respectively.

Stock-Based Compensation

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123.” The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25 “Accounting for Stock Issued to Employees.” This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for the stock based plans for the quarters ended July 31, 2004 and July 26, 2003, as the price paid was not less than 100 percent of fair market value.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Three Months Ended
	July 31, 2004	July 26, 2003
Net income, as reported	$40,815	$29,393
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	546	493

Pro forma net earnings	$40,269	$28,900

Earnings per share—basic:
As reported	$0.60	$0.43
Pro forma	$0.59	$0.43
Earnings per share—diluted:
As reported	$0.59	$0.43
Pro forma	$0.58	$0.42

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31, 2004	July 26, 2003
Denominator:
Denominator for basic earnings per share - weighted-average shares	68,261	67,838
Effect of dilutive securities:
Stock option plans	914	490
Employee Stock Purchase Plan	22	11
Capital Accumulation Plan	78	91
Convertible debentures	29	—

Dilutive potential common shares	1,043	592

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	69,304	68,430

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balance by business segment as of April 24, 2004 and July 31, 2004 is as follows:

	Balance at April 24, 2004	Acquisition Activity	Translation And Other Activity	Balance at July 31, 2004
Dental Supply	$68,885	$4,379	$2,050	$73,314
Rehabilitative Supply	469,344	12,801	83	482,228
Veterinary Supply	62,965	—	(3,250)	59,715

Total	$601,194	$17,180	$(1,117)	$617,257

The increase in the goodwill balance during the quarter ended July 31, 2004 reflects the preliminary purchase price allocation of acquisitions, contingent earn-out payments from acquisitions made in prior years and changes in currency exchange rates.

Balances of acquired intangible assets excluding goodwill are as follows:

	July 31, 2004	April 24, 2004
Copyrights, trade names and trademarks	$76,010	$56,275
Customer lists and other amortizable intangible assets	60,755	52,338

Total	136,765	108,613
Less: Accumulated amortization	(14,488)	(11,590)

Total identifiable intangible assets, net	$122,277	$97,023

NOTE 3 ACQUISITIONS

On September 12, 2003, the Company acquired the stock of AbilityOne Products Corp. (“AbilityOne”). The purchase price of $585.8 million consists of a base price of $576.0 million and an additional $9.8 for an idle facility and transaction expenses. In conjunction with the transaction, the Company also issued $4.5 million of convertible debentures maturing in 2006. The debentures are convertible into the Common Stock of Patterson Companies, Inc. at a price of $50.98 per share. Interest on the debentures is accrued at the rate of 0.5% per annum.

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

The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of fiscal 2004. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

Three Months Ended July 26, 2003
Net sales	$489,664
Net income	$33,529
Earnings per share:
Basic	$0.49
Diluted	$0.49

Shortly before the end of fiscal 2004 and during the first quarter of fiscal 2005, the Company acquired three companies, as follows: ProVet, a value-added distributor of companion-pet veterinary supplies in the Midwest and Northwest, on April 16, 2004, Medco Supply Company, Inc. (“Medco”), a leading national distributor of sports medicine, first aid, and medical supplies based in Buffalo, New York, on May 3, 2004, and CAESY Education Systems, Inc. (“CAESY”), a leading provider of electronic patient education services to dental practices in North America, on May 11, 2004. These three acquisitions were all-cash transactions. The operating results of each of these acquisitions are included in the Company’s consolidated statements of income from the date of each acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

NOTE 4 SEGMENT REPORTING

Since fiscal 2002, Patterson Companies, Inc. had operated in two reportable segments, dental supply and veterinary supply. In September 2003, the Company purchased AbilityOne. AbilityOne is the world’s leading distributor of rehabilitative supplies and non-wheelchair assistive patient products to the global physical and occupational therapy markets. AbilityOne became a reportable business segment of the Company, and now Patterson Companies, Inc. is comprised of three reportable segments: dental, veterinary, and rehabilitative supply. The Company’s reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics primarily in the Eastern, Mid-Atlantic, Southeastern, Midwest and Northwest regions of the United States. The rehabilitative supply segment provides a comprehensive range of distributed and self-manufactured rehabilitative medical supplies and non-wheelchair assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	July 31, 2004	July 26, 2003
Net sales
Dental supply	$425,617	$371,812
Rehabilitative supply	77,245	—
Veterinary supply	75,081	61,450

Consolidated net sales	$577,943	$433,262

Operating income
Dental supply	$49,710	$40,189
Rehabilitative supply	14,416	—
Veterinary supply	3,476	4,820

Consolidated operating income	$67,602	$45,009

	July 31, 2004	April 24, 2004
Total assets
Dental supply	$789,988	$739,310
Rehabilitative supply	688,982	659,107
Veterinary supply	157,375	190,540

Consolidated total assets	$1,636,345	$1,588,957

The following table presents sales information by product for the Company:

	Three Months Ended
	July 31, 2004	July 26, 2003
Net sales
Consumable and printed products	$389,863	$281,394
Equipment and software	144,984	116,570
Other	43,096	35,298

Total	$577,943	$433,262

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Form 10-K report filed July 8, 2004, for important background information regarding, among other things, an overview to the markets in which we operate and our business strategies. Notes 3 and 4 to the accompanying consolidated financial statements are incorporated by reference into this discussion.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 31, 2004	July 26, 2003
Net sales	100.0%	100.0%
Cost of sales	64.7%	66.6%

Gross margin	35.3%	33.4%
Operating expenses	23.6%	23.0%

Operating income	11.7%	10.4%
Other (expense) income, net	(0.4)%	0.5%

Income before income taxes	11.3%	10.9%
Net income	7.1%	6.8%

QUARTER ENDED JULY 31, 2004 COMPARED TO QUARTER ENDED JULY 26, 2003.

Net Sales. Net sales for the three months ended July 31, 2004 (“Current Quarter”) totaled $577.9 million, a 33.4% increase from $433.3 million reported for the three months ended July 26, 2003 (“Prior Quarter”). Sales for the Current Quarter include the incremental contributions from four acquisitions and the impact of an extra or fourteenth week in the Current Quarter resulting from the Company’s long-standing convention of using a fifty-two, fifty-three week fiscal year ending on the final Saturday in April. Fiscal year 2005 will be a fifty-three week year.

It is difficult to precisely quantify the impact of an extra week on quarterly or annual operating results since certain aspects of the Company’s business, such as equipment sales and contract services, are not as directly affected by the additional billing days. Also, the Medco and CAESY businesses were acquired more than a week into the Current Quarter.

The four acquisitions include AbilityOne, which was acquired in September 2003, and the most recent acquisitions of the ProVet division of Lextron, Inc., Medco Supply Company, Inc. and CAESY Education Systems, Inc. The operations of AbilityOne, combined with the more recent Medco transaction, now form the rehabilitation segment of the business. This new segment had the most significant impact on operations in the Current Quarter when viewing the impact of all the acquisition activity.

Dental segment sales rose 14.5% to $425.6 million. The May 2004 acquisition of CAESY and the estimated impact of the extra week contributed 6.7 percentage points of the Current Quarter’s sales growth. Sales growth in the dental supply segment was led by sales of equipment, which grew 16.6%, reflecting the continuation of robust demand for both basic and new-generation equipment, including the CEREC®3 dental restorative system and digital radiography systems. Consumable and printed office products increased 13.7% in the Current Quarter led by U.S. consumable growth of 14.9%. This improvement reflects the positive impact of continued strengthened market focus, new sales training, tools and programs, and the addition of territory sales representatives to the sales force. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, grew 12.3% compared to the Prior Quarter.

Veterinary sales increased 22.2% to $75.1 million compared to $61.5 million in the Prior Quarter. The positive impact of the April 2004 acquisition of ProVet and the extra week offset the conversion of a temporary pharmaceutical distribution agreement into an agency arrangement in third quarter of fiscal year 2004. After adjusting for these factors, the internal sales of the veterinary segment were unchanged in the Current Quarter.

AbilityOne, acquired in September 2003, serves the rehabilitation supply markets. Sales for AbilityOne, which include the May 2004 acquisition of Medco and the impact of the extra week, were $77.2 million. Excluding the acquisition and extra week, Current Quarter sales increased 6% on a pro forma basis.

Gross Margins. Gross margins increased from 33.4% to 35.3% in the Current Quarter. Acquisitions contributed 1.2 percentage points, while the Company’s ongoing business added 70 basis points to the increase. Gross profit increased 41.1% to $204.0 million for the Current Quarter from $144.6 million for the Prior Quarter. The ongoing dental business gross margins increased, due to improvements in CEREC margins which were lower in the Prior Quarter resulting from a trade-in program on an older generation of the product.

Operating Expenses. Operating expenses as a percent of sales increased from 23.0% in the Prior Quarter to 23.6% in the Current Quarter. The increase was due almost entirely to recent acquisitions. The Company is assimilating businesses with cost structures higher than the Company’s historic norm and is absorbing the impact of identifiable intangible asset amortization resulting from the accounting for these transactions. The operating expenses as a percent of sales for the veterinary supply business were 15.6% in the Current Quarter, an increase from 12.7% in the Prior Quarter. The higher operating expenses of this business reflected the absorption of the ProVet operation, costs related to the implementation of a new order-entry system, and the loss of leverage stemming from the conversion of the distribution agreement discussed above.

Operating Income. Operating income increased 130 basis points to 11.7%, with 60 points of this increase generated by the Company’s historic business and acquisitions contributing the remainder, primarily due to AbilityOne.

Other (Expense) Income. The net expense of $2.4 million for the Current Quarter compared to $2.1 million of income in the Prior Quarter is primarily due to the interest expense incurred on the debt financing used to purchase AbilityOne.

Income Taxes. The effective income tax rate was decreased in the Current Quarter from 37.6% to 37.4%. This adjustment was necessitated by the addition of the foreign operations of AbilityOne, particularly in the United Kingdom, that caused the estimated annual effective tax rate to decline since the rates in the United Kingdom are less than in the United States of America at this current time.

Earnings Per Share. Diluted earnings per share increased to $0.59 versus $0.43 the same quarter a year ago, an increase of 37.2%.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended July 31, 2004, the Company generated $65.5 million of cash from operations on earnings of $40.8 million, compared to $56.3 million on earnings of $29.4 million in the Prior Quarter. Included in operating cash flow is an incremental $20 million of proceeds from the sale of finance contracts generated during the fourth quarter that could not be sold until this year’s first quarter. Historically, the Company experiences lower equipment sales volumes, and lower financing, in the first quarter of each fiscal year as compared to the fourth quarter of the preceding fiscal year.

Cash flows used in investing activities include $53 million for the acquisitions of Medco and CAESY and $8.1 million in capital expenditures.

The Company expects funds generated by operations, existing cash balances and availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next fiscal year.

CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its 2004 Annual Report on Form 10-K filed July 8, 2004.

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

There have been no material changes from April 24, 2004 in the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended April 24, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

As of July 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended July 31, 2004, there were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

2.1	Articles of Merger and Plan of Merger of Patterson Dental Company and Patterson Companies, Inc., dated June 23, 2004.

3.3	Restated Articles of Incorporation, effective September 2, 2004

4.1	Specimen Stock Certificate

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or, as in the case of legal proceedings, were previously reported in the Annual Report on Form 10-K filed July 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC. (Registrant)
Dated: September 9, 2004

	By:	/s/ R. STEPHEN ARMSTRONG
R. Stephen Armstrong
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)