Form 10-Q
period 2004-10-30
PATTERSON COMPANIES, INC.
filed 2004-12-09
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2004.

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

Patterson Companies, Inc. has outstanding 137,398,268 shares of common stock as of December 3, 2004.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended October 30, 2004, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth in the Company’s Form 10-K report filed July 8, 2004 and other documents previously filed with the Securities and Exchange Commission. See also pages 15 and 16 of this Form 10-Q, “Factors That May Affect Future Operating Results”.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	October 30, 2004	April 24, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$265,806	$287,160
Short-term investments	20,391	8,018
Receivables, net	279,530	285,249
Inventory	188,630	173,022
Prepaid expenses and other current assets	29,019	24,694

Total current assets	783,376	778,143

Property and equipment, net	86,417	77,233
Long-term receivables, net	26,238	25,840
Goodwill	632,306	601,194
Identifiable intangibles, net	119,531	97,023
Other	9,220	9,524

Total assets	$1,657,088	$1,588,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,632	$149,528
Accrued payroll expense	23,736	30,796
Other accrued expenses	67,391	61,409
Income taxes payable	2,656	1,924
Current maturities of long-term debt	20,031	20,031

Total current liabilities	290,446	263,688
Long-term debt	416,542	479,556
Deferred taxes	46,946	43,955

Total liabilities	753,934	787,199

STOCKHOLDERS’ EQUITY
Common stock	1,374	685
Additional paid-in capital	113,029	100,995
Accumulated other comprehensive income	9,167	2,901
Retained earnings	801,450	718,818
Notes receivable from ESOP	(21,866)	(21,641)

Total stockholders’ equity	903,154	801,758

Total liabilities and stockholders’ equity	$1,657,088	$1,588,957

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 30, 2004	October 25, 2003	October 30, 2004	October 25, 2003
Net sales	$578,237	$477,510	$1,156,180	$910,772
Cost of sales	373,610	311,189	747,584	599,869

Gross margin	204,627	166,321	408,596	310,903
Operating expenses	134,568	110,043	270,935	209,616

Operating income	70,059	56,278	137,661	101,287
Other income and (expense):
Finance income, net	1,180	1,365	2,501	3,263
Interest expense	(3,791)	(1,889)	(7,549)	(1,921)
Gain on currency exchange	447	151	488	378

Income before taxes	67,895	55,905	133,101	103,007
Income taxes	25,391	21,019	49,782	38,728

Net income	$42,504	$34,886	$83,319	$64,279

Earnings per share:
Basic	$0.31	$0.26	$0.61	$0.47

Diluted	$0.31	$0.25	$0.60	$0.47

Weighted average common shares:
Basic	136,737	135,812	136,630	135,744

Diluted	138,795	137,698	138,702	137,280

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	October 30, 2004	October 25, 2003
Operating activities:
Net income	$83,319	$64,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,418	5,857
Amortization of intangibles	5,816	1,459
Bad debt expense	773	1,303
Change in assets and liabilities, net of acquired	28,085	(1,812)

Net cash provided by operating activities	125,411	71,086

Investing activities:
Additions to property and equipment, net	(13,386)	(6,861)
Acquisitions, net	(72,762)	(581,323)
(Purchase) sale of short-term investments	(12,373)	11,269

Net cash used in investing activities	(98,521)	(576,915)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(60,420)	(276)
Proceeds from debt	—	498,750
Common stock issued, net	9,036	3,878

Net cash (used in) provided by financing activities	(51,384)	502,352
Effect of exchange rate changes on cash	3,140	1,050

Net decrease in cash and cash equivalents	(21,354)	(2,427)
Cash and cash equivalents at beginning of period	287,160	195,182

Cash and cash equivalents at end of period	$265,806	$192,755

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(Unaudited)

October 30, 2004

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 30, 2004 and the results of operations and the cash flows for the periods ended October 30, 2004 and October 25, 2003. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 30, 2004 and October 25, 2003, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2004 Annual Report on Form 10-K filed on July 8, 2004.

The consolidated financial statements of Patterson Companies, Inc. include the assets and liabilities of PDC Funding Company, LLC, a wholly owned subsidiary and a separate legal entity under Minnesota law. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC.

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The second quarter of fiscal 2005 and 2004 represent the 13 weeks ended October 30, 2004 and October 25, 2003, respectively. Because of the Company’s long established practice of using a 52/53-week fiscal year convention, the first six months of fiscal 2005 include 27 weeks while the first six months of fiscal 2004 include 26 weeks.

Stock Split

In October 2004, the Company’s stock was split two-for-one in the form of a 100% stock dividend. All prior share and per share amounts have been restated to reflect the stock split.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

Comprehensive Income

Total comprehensive income was $46,805 and $89,585 for the three and six months ended October 30, 2004, respectively, and $37,529 and $68,419 for the three and six months ended October 25, 2003, respectively. Other than net income, comprehensive income includes foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.

Stock-Based Compensation

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123.” The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25 “Accounting for Stock Issued to Employees.” This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for the stock based plans for the quarters ended October 30, 2004 and October 25, 2003, as the price paid was not less than 100 percent of fair market value.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	October 30, 2004	October 25, 2003	October 30, 2004	October 25, 2003
Net income, as reported	$42,504	$34,886	$83,319	$64,279
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	534	509	1,080	1,002

Pro forma net earnings	$41,970	$34,377	$82,239	$63,277

Earnings per share—basic:

As reported	$0.31	$0.26	$0.61	$0.47
Pro forma	$0.31	$0.25	$0.61	$0.46

Earnings per share—diluted:

As reported	$0.31	$0.25	$0.60	$0.47
Pro forma	$0.30	$0.25	$0.60	$0.46

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 30, 2004	October 25, 2003	October 30, 2004	October 25, 2003
Denominator:
Denominator for basic earnings per share - weighted-average shares	136,737	135,812	136,630	137,744

Effect of dilutive securities:
Stock option plans	1,723	1,408	1,776	1,194
Employee Stock Purchase Plan	44	24	44	24
Capital Accumulation Plan	232	278	193	230
Convertible debentures	59	176	59	88

Dilutive potential common shares	2,058	1,886	2,072	1,536

Denominator for diluted earnings per
share - adjusted weighted-average shares and assumed conversions	138,795	137,698	138,702	137,280

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balance by business segment as of April 24, 2004 and October 30, 2004 is as follows:

	Balance at April 24, 2004	Acquisition Activity	Translation And Other Activity	Balance at October 30, 2004
Dental Supply	$68,885	$5,542	$3,004	$77,431
Rehabilitative Supply	469,344	12,979	83	482,406
Veterinary Supply	62,965	11,015	(1,511)	72,469

Total	$601,194	$29,536	$1,576	$632,306

The increase in the goodwill balance during the six-month period ended October 30, 2004 reflects the purchase price allocation of acquisitions, contingent earn-out payments from acquisitions made in prior years and changes in currency exchange rates.

Balances of acquired intangible assets excluding goodwill are as follows:

	October 30, 2004	April 24, 2004
Copyrights, trade names and trademarks	$78,335	$56,275
Customer lists and other amortizable intangible assets	58,602	52,338

Total	136,937	108,613
Less: Accumulated amortization	(17,406)	(11,590)

Total identifiable intangible assets, net	$119,531	$97,023

The increase in acquired intangible assets excluding goodwill during the six-month period ended October 30, 2004 reflects the purchase price allocation of acquisitions and changes in currency exchange rates.

NOTE 3 ACQUISITIONS

On September 12, 2003, the Company acquired the stock of AbilityOne Products Corp. (“AbilityOne”). AbilityOne is the world’s leading distributor of rehabilitative supplies and non-wheelchair assistive patient products to the global physical and occupational therapy markets. The purchase price of $585.8 million consisted of a base price of $576.0 million and an additional $9.8 for an idle facility and transaction expenses. In conjunction with the transaction, the Company also issued $4.5 million of convertible debentures maturing in 2006. The debentures are convertible into the Common Stock of Patterson Companies, Inc. at a price of $25.49 per share. Interest on the debentures is accrued at the rate of 0.5% per annum. In May 2004, $3 million of the convertible debentures were converted into 117,692 shares of common stock.

The results of AbilityOne’s operations are included in the accompanying financial statements since the date of acquisition. When acquired, AbilityOne became a reportable business segment (rehabilitative supply) of the Company. The purchase price plus direct acquisition costs were allocated on the basis of estimated fair values at the date of acquisition. The final purchase price allocation is as follows:

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

The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of fiscal 2004. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

	Three Months Ended October 25, 2003	Six Months Ended October 25, 2003
Net sales	$501,631	$991,245
Net income	$37,593	$71,122
Earnings per share:
Basic	$0.28	$0.52
Diluted	$0.27	$0.52

Also, during the quarter ended October 30, 2004, the Company completed two all-cash acquisitions. In September 2004, the Company acquired a small dental equipment dealer. In October 2004, the Company acquired Milburn Distributions, Inc. (“Milburn”), the largest distributor specializing in the U.S. equine veterinary supply market. Additionally, the Company completed the acquisitions of Medco Supply Company, Inc. and CAESY Education Systems, Inc. in May 2004. The operating results of these acquisitions are included in the Company’s condensed consolidated statements of income from the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of the acquisitions were not material to the Company either individually or in the aggregate.

NOTE 4 SEGMENT REPORTING

Patterson Companies, Inc. is comprised of three reportable segments: dental, veterinary, and rehabilitative supply. The Company’s reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other dental healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics primarily in the Eastern, Mid-Atlantic, Southeastern, Midwest and Northwest regions of the United States. The rehabilitative supply segment provides a comprehensive range of distributed and self-manufactured rehabilitative medical supplies and non-wheelchair assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

The following table presents information about the Company’s reportable segments:

	Three Month Ended		Six Months Ended
	October 30, 2004	October 25, 2003	October 30, 2004	October 25, 2003
Net sales
Dental supply	$438,918	$392,657	$864,535	$764,469
Rehabilitative supply	75,205	31,842	152,450	31,842
Veterinary supply	64,114	53,011	139,195	114,461

Consolidated net sales	$578,237	$477,510	$1,156,180	$910,772

Operating income
Dental supply	$54,229	$44,629	$103,939	$84,819
Rehabilitative supply	12,897	7,543	27,313	7,543
Veterinary supply	2,933	4,106	6,409	8,925

Consolidated operating income	$70,059	$56,278	$137,661	$101,287

The following table presents sales information by product for the Company:

	Three Months Ended		Six Months Ended
	October 30, 2004	October 25, 2003	October 30, 2004	October 25, 2003
Net sales
Consumable and printed products	$367,140	$304,762	$757,003	$588,792
Equipment and software	167,675	136,055	312,659	252,793
Other	43,422	36,693	86,518	69,187

Total	$578,237	$477,510	$1,156,180	$910,772

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Form 10-K report filed July 8, 2004, for important background information regarding, among other things, an overview to the markets in which we operate and our business strategies. Notes 3 and 4 to the accompanying condensed consolidated financial statements are incorporated by reference into this discussion.

RESULTS	OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 30, 2004	October 25, 2003	October 30, 2004	October 25, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6%	65.2%	64.7%	65.9%

Gross margin	35.4%	34.8%	35.3%	34.1%
Operating expenses	23.3%	23.0%	23.4%	23.0%

Operating income	12.1%	11.8%	11.9%	11.1%
Other (expense) income, net	(0.4)%	(0.1)%	(0.4)%	0.2%

Income before income taxes	11.7%	11.7%	11.5%	11.3%

Net income	7.4%	7.3%	7.2%	7.1%

QUARTER ENDED OCTOBER 30, 2004 COMPARED TO QUARTER ENDED OCTOBER 25, 2003.

Net Sales. Net sales for the three months ended October 30, 2004 (“Current Quarter”) totaled $578.2 million, a 21.1% increase from $477.5 million reported for the three months ended October 25, 2003 (“Prior Quarter”). Sales for the Current Quarter include the incremental contributions from five acquisitions earlier this calendar year, in addition to the September 12, 2003 acquisition of AbilityOne. The impact of foreign exchange rate changes on net sales for the Current Quarter was approximately 0.6% of total net sales.

The five most recent acquisitions include the ProVet division of Lextron, Inc. (“ProVet”) in April 2004, Medco Supply Company, Inc. (“Medco”) and CAESY Education Systems, Inc. (“CAESY”) in May 2004, the nominal acquisition of a small dental equipment dealer in September 2004, and the October 2004 acquisition of Milburn Distributions, Inc (“Milburn”). The operations of AbilityOne, combined with the more recent Medco transaction, now form the rehabilitation segment of the business.

Dental segment sales rose 11.8% to $438.9 million. Substantially all of this growth was internally generated. Sales growth in the dental supply segment was led by sales of equipment, which grew 20.8%, reflecting the continuation of robust demand for both basic and new-generation equipment, including the CEREC®3 dental restorative system and digital radiography systems. Consumable and printed office products increased 6.3% in the Current Quarter led by U.S. consumable growth of nearly 7%. This improvement reflects the positive impact of continued strengthened market focus, new sales training, tools and programs, and the addition of territory sales representatives to the sales force. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, grew 13.9% compared to the Prior Quarter.

Veterinary sales increased 20.9% to $64.1 million compared to $53.0 million in the Prior Quarter. The positive impact of the ProVet and Milburn acquisitions was partly offset by $5 million of reduced sales related to the unexpected voluntary recall from the U.S. market in September of ProHeart 6, an injectable heartworm medication and the conversion of a temporary pharmaceutical distribution agreement into an agency agreement late in the Prior Quarter. The ProHeart 6 recall included the impact of product returns. After adjusting for the acquisitions, the recall and the conversion of the temporary pharmaceutical distribution agreement, internally generated veterinary sales rose 8% in the Current Quarter. All product returns of ProHeart 6 have been accounted for and, accordingly, the further impact from the recall will be limited only to the lost revenue opportunity, partly offset by sales of alternative heartworm medications on an agency commission basis. As a result, the revenue impact is expected to decline to approximately $2.5 million in the third quarter, a seasonally low period for Webster.

AbilityOne, acquired in September 2003, serves the rehabilitation supply markets. Sales for the rehabilitative supply segment, which include the May 2004 acquisition of Medco, were $75.2 million. Excluding the acquisition, Current Quarter sales increased 9% on a pro forma basis.

Gross Margins. Gross margin percentage increased from 34.8% to 35.4% in the Current Quarter. The improvement was driven by dental operations, whose gross margin benefited from strong sales of new-generation equipment and software, including CEREC and the new CAESY product line. Further benefiting margins, the Current Quarter included a full quarter of AbilityOne’s operations, which have higher margins than our other businesses, whereas the Prior Quarter included only seven weeks of AbilityOne operations.

Operating Expenses. Operating expenses as a percent of sales increased from 23.0% in the Prior Quarter to 23.3% in the Current Quarter. The increase was due almost entirely to recent acquisitions. The Company is assimilating businesses with cost structures higher than the Company’s historic norm, absorbing integration expenses associated with the acquisitions, and absorbing the impact of identifiable intangible asset amortization resulting from the accounting for these transactions. The operating expenses as a percent of sales for the veterinary supply business were 17.3% in the Current Quarter, an increase from 15.1% in the Prior Quarter. Driving the increase were the costs associated with the acquisitions of ProVet and Milburn, and the loss of leverage stemming from the conversion of the distribution agreement discussed above, as well as the recall of ProHeart 6.

Operating Income. Operating income increased 30 basis points to 12.1% of net sales, which reflects a solid improvement in our dental business margin that was partially offset by reduced operating margins in the veterinary and rehabilitative supply businesses when compared to the Prior Quarter.

Other (Expense)-Income. Net other expense was $2.2 million for the Current Quarter compared to $0.4 million in the Prior Quarter due to a full quarter of interest expense incurred on the debt financing used to purchase AbilityOne. The debt was not incurred until midway through the Prior Quarter. The weighted average effective interest rate on all debt was approximately 3.3% in the Current Quarter. A similar rate in the third quarter of fiscal 2005 is expected.

Income Taxes. The effective income tax rate for the Current Quarter was 37.4%, which is consistent with the first quarter of the current fiscal year. In the Prior Quarter, the rate was 37.6%. The decrease in the rate reflects the addition of the foreign operations of AbilityOne, particularly in the United Kingdom, that caused the estimated annual effective tax rate to decline since the rates in the United Kingdom are less than in the United States at this current time.

Earnings Per Share. Diluted earnings per share increased to $0.31 versus $0.25 the same quarter a year ago, an increase of 24%.

SIX-MONTHS ENDED OCTOBER 30, 2004 COMPARED TO SIX-MONTHS ENDED OCTOBER 25, 2003.

Net Sales. Net sales for the six months ended October 30, 2004 (“Current Period”) totaled $1,156.2 million, a 27.0% increase from $910.7 million reported for the six months ended October 25, 2003 (“Prior Period”). Sales for the Current Period include the incremental contributions from five acquisitions earlier this calendar year, in addition to the September 12, 2003 acquisition of AbilityOne. Additionally, the Current Period includes the impact of an extra or twenty-seventh week in the Current Period resulting from the Company’s long-standing convention of using a fifty-two, fifty-three week fiscal year ending on the final Saturday of April. Fiscal year 2005 will be a fifty-three week year.

It is difficult to precisely quantify the impact of an extra week on six-month operating results since certain aspects of the Company’s business, such as equipment sales and contract services, are not as directly affected by the additional billing days.

Dental segment sales rose 13.1% to $864.5 million. Substantially all of this growth was internally generated and included a contribution from the estimated impact of the extra week of 3.7%. Sales growth in the dental supply segment was led by sales of equipment, which grew 18.8%, reflecting the continuation of robust demand for both basic and new-generation equipment, including the CEREC®3 dental restorative system and digital radiography systems. Consumable and printed office products increased 10.0% in the Current Period led by U.S. consumable growth of 10.7%. This improvement reflects the positive impact of continued strengthened market focus, new sales training, tools and programs, and the addition of territory sales representatives to the sales force. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, grew 15.0% compared to the Prior Period.

Veterinary sales increased 21.6% to $139.2 million compared to $114.5 million in the Prior Period. As noted above, the positive impact of the ProVet and Milburn acquisitions was partly offset by $5 million of reduced sales related to the recall of ProHeart 6 and the conversion of a temporary pharmaceutical distribution agreement into an agency agreement late in the latter half of the Prior Period. After adjusting for the acquisitions, the recall and the conversion of the temporary pharmaceutical distribution agreement, internally generated veterinary sales rose 6.5% in the Current Period. The estimated impact of the extra week contributed 3.4% to the Current Period sales increase.

AbilityOne, acquired in September 2003, serves the rehabilitation supply markets. Sales for the rehabilitative supply segment, which include the May 2004 acquisition of Medco, were $152.5 million. Excluding the acquisition, Current Period sales increased 12.3% on a pro forma basis. This increase includes the estimated impact of the extra week, which contributed 4.5% to the Current Period sales increase.

Gross Margins. Gross margin percentage increased from 34.1% to 35.3% in the Current Period. As discussed above, dental operations partially drove the improvement, with additional positive impact in the Current Period resulting from a full six months of AbilityOne’s operations being included in the consolidated operations. As discussed, the Prior Period included approximately seven weeks of AbilityOne’s operations.

Operating Expenses. Operating expenses as a percent of sales increased from 23.0% in the Prior Period to 23.4% in the Current Period. The increase was due almost entirely to recent acquisitions. The Company is assimilating businesses with cost structures higher than the Company’s historic norm, absorbing integration expenses associated with the acquisitions, and absorbing the impact of identifiable intangible asset amortization resulting from the accounting for these transactions. Total amortization expense for the Current Period was $5,816, an increase from $1,459 in the Prior Period. The operating expenses as a percent of sales for the veterinary supply business were 16.4% in the Current Period, an increase from 13.8% in the Prior Period. Driving the increase were the costs associated with the acquisitions of ProVet and Milburn, and the loss of leverage stemming from both the conversion of the distribution agreement discussed above, as well as the recall of ProHeart 6.

Operating Income. Operating income increased 80 basis points to 11.9% of net sales, which reflects an increase in our dental business margin that was partially offset by reduced operating margins in the veterinary and rehabilitative supply businesses when compared to the Prior Period.

Other (Expense)–Income. Net other expense was $4.6 million for the Current Period compared to $1.7 million of net other income in the Prior Period. The increase in net expense of $6.3 is due primarily to six months of interest expense incurred on debt financing used to purchase AbilityOne. Interest expense in the Current Period totaled $7.5 million which is an increase from the $1.9 million included in the operations of the Prior Period. The related debt was not incurred until midway through the second quarter of fiscal 2004.

Income Taxes. The effective income tax rate was for the Current Period was 37.4%, a decrease from 37.6% in the Prior Period. The decrease in the rate reflects the addition of the foreign operations of AbilityOne, particularly in the United Kingdom, that caused the estimated annual effective tax rate to decline since the rates in the United Kingdom are less than in the United States of America at this current time.

Earnings Per Share. Diluted earnings per share increased to $0.60 versus $0.47 for the same quarter a year ago, an increase of 28%.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended October 30, 2004, the Company generated $125.4 million of cash from operations on earnings of $83.3 million, compared to $71.1 million on earnings of $64.3 million in the six moths ended October 25, 2003. Included in operating cash flow is approximately $20 million of additional accounts payable outstanding at Current Period end that resulted from a difference in the sequencing of our routine cash disbursement cycle and our fiscal year calendar. This difference has caused about one additional week of trade payables to be outstanding at Current Period end.

Also included in operating cash flow is an incremental $20 million of proceeds from the sale of finance contracts which had been generated during the fourth quarter of the prior year, but which could not be sold until this year’s first quarter. Historically, the Company experiences lower equipment sales volumes, and lower financing, in the first quarter of each fiscal year as compared to the fourth quarter of the preceding fiscal year.

Cash flows used in investing activities were due primarily to $72.8 million used for acquisitions, including Medco, CAESY, and Milburn, and $13.4 million in capital expenditures.

Payments on debt totaled $60.4 million. In August 2004, the Company paid $50 million of bank debt over and above normal amortization. Normal debt payments were approximately $10 million. In May 2004, $3.0 million of convertible debentures were converted into 117,692 shares of common stock.

The Company expects funds generated by operations, existing cash balances and availability under existing bank debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next fiscal year.

CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its 2004 Annual Report on Form 10-K filed July 8, 2004.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain information of a non-historical nature contains forward-looking statements. Words such as “believes,” “expects,” “plans,” “estimates,” “intends” and variations of such words are intended to identify such forward-looking statements. The statements are not guaranties of future performance and are subject to certain risks, uncertainties or assumptions that are difficult to predict; therefore, the Company cautions shareholders and prospective investors that the following important factors, among others, could cause the Company’s actual operating results to differ materially from those expressed in any forward-looking statements. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority. The Company assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, in August 2004 the Company paid $50 million of debt over and above normal amortization. The weighted-average interest rate for the Current Quarter was approximately 3.3% and is not expected to differ significantly in the third quarter of fiscal 2005. There have been no other material changes from April 24, 2004 in the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended April 24, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer (“CEO”) and Executive Vice President, Chief

Financial Officer and Treasurer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 30, 2004. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 30, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. The Company did not repurchase any shares during the quarter ended October 30, 2004. As of October 30, 2004, the Company had authority to repurchase six million shares under that program. The repurchase authorization expires on September 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on September 13, 2004, the Company’s shareholders approved the following matters:

1. ELECTION OF DIRECTORS:	Voted for	Withheld

To serve for a two-year term expiring in 2006:
Ellen A. Rudnick	62,810,524	450,015
To serve for a three-year term expiring in 2007:
Peter L. Frechette	62,271,871	988,668
David K. Beecken	60,424,825	2,835,714

There were no abstentions or broker non-votes. The other directors of the Company whose terms in office continued after the 2004 Annual Meeting of Shareholders are as follows: terms expiring at the 2005 Annual Meeting—Ronald E. Ezerski and Andre B. Lacy; and terms expiring at the 2006 Annual Meeting—Harold C. Slavkin and James W. Wiltz.

2.	THE ADOPTION OF THE COMPANY’S 2002 STOCK OPTION PLAN, AS AMENDED AND RESTATED. The vote was 53,888,412 for, 1,862,800 against, 166,880 abstentions and 7,342,447 broker non-votes.

3.	RATIFY THE SELECTION OF ERNST & YOUNG LLP AS INDEPENDENT AUDITORS OF THE COMPANY FOR 2005. The vote was 61,479,622 for, 1,716,935 against, and 63,982 abstentions. There were no broker non-votes.

Votes for matters approved at the Company’s Annual Meeting of Shareholders on September 13, 2004 took place prior to the two-for-one stock split in the form of a 100% stock dividend in October 2004 and, accordingly, reflect voting shares prior to the stock split.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

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

Dated: December 9, 2004

	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong
Executive Vice President, Treasurer and Chief
Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certifications of the Chief Executive Officer, dated December 9, 2004

31.2	Certifications of the Chief Financial Officer, dated December 9, 2004

32.1	Written Statement of the Chief Executive Officer, dated December 9, 2004

32.2	Written Statement of the Chief Financial Officer, dated December 9, 2004