Form 10-Q
period 2005-01-29
PATTERSON COMPANIES, INC.
filed 2005-03-10
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2005.

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

Patterson Companies, Inc. has outstanding 137,412,244 shares of common stock as of March 7, 2005.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended January 29, 2005, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth in the Company’s Form 10-K report filed July 8, 2004 and other documents previously filed with the Securities and Exchange Commission. See also page 16 of this Report on Form 10-Q, “Factors That May Affect Future Operating Results”.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 29, 2005	April 24, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$329,343	$287,160
Short-term investments	12,225	8,018
Receivables, net	296,021	285,249
Inventory	199,885	173,022
Prepaid expenses and other current assets	29,063	24,694

Total current assets	866,537	778,143

Property and equipment, net	91,742	77,233
Long-term receivables, net	32,066	25,840
Goodwill	632,251	601,194
Identifiable intangibles, net	116,284	97,023
Other	9,099	9,524

Total assets	$1,747,979	$1,588,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,073	$149,528
Accrued payroll expense	36,368	30,796
Other accrued expenses	79,883	61,409
Income taxes payable	14,025	1,924
Current maturities of long-term debt	20,031	20,031

Total current liabilities	330,380	263,688
Long-term debt	411,534	479,556
Deferred taxes	48,881	43,955

Total liabilities	790,795	787,199

STOCKHOLDERS’ EQUITY
Common stock	1,377	685
Additional paid-in capital	117,169	100,995
Accumulated other comprehensive income	8,917	2,901
Retained earnings	851,587	718,818
Notes receivable from ESOP	(21,866)	(21,641)

Total stockholders’ equity	957,184	801,758

Total liabilities and stockholders’ equity	$1,747,979	$1,588,957

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net sales	$638,005	$521,218	$1,794,185	$1,431,990

Cost of sales	410,677	330,345	1,158,261	930,214

Gross margin	227,328	190,873	635,924	501,776

Operating expenses	145,549	123,882	416,484	333,498

Operating income	81,779	66,991	219,440	168,278

Other income and (expense):
Finance income, net	1,533	1,500	4,034	4,763
Interest expense	(3,303)	(4,317)	(10,852)	(6,238)
Gain on currency exchange	89	27	577	405

Income before taxes	80,098	64,201	213,199	167,208

Income taxes	29,961	24,140	79,743	62,868

Net income	$50,137	$40,061	$133,456	$104,340

Earnings per share:
Basic	$0.37	$0.29	$0.98	$0.77

Diluted	$0.36	$0.29	$0.96	$0.76

Weighted average common shares:
Basic	136,924	135,988	136,728	135,826

Diluted	138,960	138,170	138,788	137,576

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	January 29, 2005	January 24, 2004
Operating activities:
Net income	$133,456	$104,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,960	9,007
Amortization of intangibles	9,279	4,307
Bad debt expense	1,128	1,803
Change in assets and liabilities, net of acquired	36,454	(26,106)

Net cash provided by operating activities	191,277	93,351

Investing activities:
Additions to property and equipment, net	(22,590)	(11,290)
Acquisitions, net	(72,855)	(581,782)
(Purchase) sale of short-term investments, net	(4,207)	14,731

Net cash used in investing activities	(99,652)	(578,341)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(65,586)	(3,870)
Proceeds from debt	—	498,750
Common stock issued, net	13,179	7,879

Net cash (used in) provided by financing activities	(52,407)	502,759

Effect of exchange rate changes on cash	2,965	2,066

Net increase in cash and cash equivalents	42,183	19,835

Cash and cash equivalents at beginning of period	287,160	195,182

Cash and cash equivalents at end of period	$329,343	$215,107

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(Unaudited)

January 29, 2005

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 29, 2005 and the results of operations and the cash flows for the periods ended January 29, 2005 and January 24, 2004. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 29, 2005 and January 24, 2004, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2004 Annual Report on Form 10-K filed on July 8, 2004.

The condensed consolidated financial statements of Patterson Companies, Inc. include the assets and liabilities of PDC Funding Company, LLC, a wholly owned subsidiary and a separate legal entity under Minnesota law. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC.

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The third quarter of fiscal 2005 and 2004 represent the 13 weeks ended January 29, 2005 and January 24, 2004, respectively. Because of the Company’s long established practice of using a 52/53-week fiscal year convention, the first nine months of fiscal 2005 include 40 weeks while the first nine months of fiscal 2004 include 39 weeks.

Stock Split

In October 2004, the Company’s stock was split two-for-one in the form of a 100% stock dividend. All prior share and per share amounts have been restated to reflect the stock split.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

Comprehensive Income

Total comprehensive income was $49,887 and $139,472 for the three and nine months ended January 29, 2005, respectively, and $40,951 and $109,370 for the three and nine months ended January 24, 2004, respectively. Other than net income, comprehensive income includes foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.

Stock-Based Compensation

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123.” The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25 “Accounting for Stock Issued to Employees.” This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for the stock based plans for the quarters ended January 29, 2005 and January 24, 2004, as the price paid was not less than 100 percent of fair market value.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net income, as reported	$50,137	$40,061	$133,456	$104,340

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	636	522	1,716	1,524

Pro forma net earnings	$49,501	$39,539	$131,740	$102,816

Earnings per share—basic:

As reported	$0.37	$0.29	$0.98	$0.77
Pro forma	$0.36	$0.29	$0.96	$0.76

Earnings per share—diluted:

As reported	$0.36	$0.29	$0.96	$0.76
Pro forma	$0.36	$0.28	$0.95	$0.76

Earnings Per Share

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Denominator:
Denominator for basic earnings per share - weighted-average shares	136,924	135,988	136,728	135,826

Effect of dilutive securities:
Stock option plans	1,640	1,634	1,730	1,340
Employee Stock Purchase Plan	39	24	42	22
Capital Accumulation Plan	298	348	229	270
Convertible debentures	59	176	59	118

Dilutive potential common shares	2,036	2,182	2,060	1,750

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	138,960	138,170	138,788	137,576

Share-Based Payment

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is a revision of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and generally requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including employee stock options) based on the grant-date fair value of the award.

The options for transition methods as prescribed by SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The restated amounts would be consistent with those that have been reported in pro forma disclosures under SFAS No. 148 and are included in the notes to the Company’s financial statements. Those results are not necessarily indicative of future results.

SFAS 123R will be effective for the Company beginning in its second quarter of fiscal 2006, however early adoption is permitted. The Company is currently evaluating SFAS 123R to determine the date of adoption, which fair-value-based model and transitional provision will be followed upon adoption, and the impact it may have on the Company’s consolidated financial statements.

Inventory Costs

In November 2004, the FASB issued Statement No. 151 (SFAS 151), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material in the valuation of inventory. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on its consolidated financial statements.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balance by business segment as of April 24, 2004 and January 29, 2005 is as follows:

	Balance at April 24, 2004	Acquisition Activity	Translation And Other Activity	Balance at January 29, 2005
Dental Supply	$68,885	$5,542	$2,758	$77,185
Rehabilitative Supply	469,344	12,979	212	482,535
Veterinary Supply	62,965	11,015	(1,449)	72,531

Total	$601,194	$29,536	$1,521	$632,251

The increase in the goodwill balance during the nine-month period ended January 29, 2005 reflects the preliminary purchase price allocation of acquisitions during the period and subsequent adjustments to those preliminary allocations, contingent earn-out payments from acquisitions made in prior years and changes in currency exchange rates.

Balances of acquired intangible assets excluding goodwill are as follows:

	January 29, 2005	April 24, 2004
Copyrights, trade names and trademarks - unamortized	$78,754	$56,275
Customer lists and other amortizable intangible assets	57,468	52,338
Less: Accumulated amortization	(19,938)	(11,590)

Net	37,530	40,748

Total identifiable intangible assets, net	$116,284	$97,023

The increase in acquired intangible assets excluding goodwill during the nine-month period ended January 29, 2005 reflects the purchase price allocation of acquisitions and changes in currency exchange rates.

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

The following pro forma summary presents the results of operations, as if the acquisition had occurred at the beginning of fiscal 2004. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined:

Nine Months Ended January 24, 2004
Net sales	$1,512,513
Net income	$111,183
Earnings per share:
Basic	$0.82
Diluted	$0.81

There were no acquisitions completed during the quarter ended January 29, 2005. Through the nine months ended January 29, 2005, the Company completed four acquisitions. In September 2004, the Company acquired a small dental equipment dealer. In October 2004, the Company acquired Milburn Distributions, Inc. (“Milburn”), the largest distributor specializing in the U.S. equine veterinary supply market. Additionally, the Company completed the acquisitions of Medco Supply Company, Inc. and CAESY Education Systems, Inc. in May 2004. The operating results of these acquisitions are included in the Company’s condensed consolidated statements of income from the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of the acquisitions were not material to the Company either individually or in the aggregate.

NOTE 4 LONG-TERM DEBT

In addition to normal scheduled debt payments during fiscal 2005, the Company paid down $50 million outstanding on a revolving credit facility in August 2004. Additionally, as discussed in Note 3, $3 million of convertible debentures were converted into common stock in May 2004.

As of January 29, 2005, maturities of long-term debt are as follows:

Within 1 year	$20,031
1 to 2 years	90,034
2 to 3 years	71,500
3 to 4 years	185,000
4 to 5 years	—
Thereafter	65,000

Total long-term debt	$431,565

NOTE 5 SEGMENT REPORTING

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net sales
Dental supply	$499,796	$425,145	$1,364,331	$1,189,614
Rehabilitative supply	67,508	52,989	219,958	84,831
Veterinary supply	70,701	43,084	209,896	157,545

Consolidated net sales	$638,005	$521,218	$1,794,185	$1,431,990

Operating income
Dental supply	$67,998	$54,436	$171,937	$139,254
Rehabilitative supply	10,618	10,270	37,931	17,813
Veterinary supply	3,163	2,285	9,572	11,211

Consolidated operating income	$81,779	$66,991	$219,440	$168,278

The following table presents sales information by product for the Company:

	Three Months Ended		Nine Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2003

Net sales
Consumable and printed products	$365,408	$304,977	$1,122,411	$891,133
Equipment and software	229,349	177,589	542,008	430,214
Other	43,248	38,652	129,766	110,643

Total	$638,005	$521,218	$1,794,185	$1,431,990

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Form 10-K report filed July 8, 2004, for important background information regarding, among other things, an overview to the markets in which we operate and our business strategies. Notes 3, 4 and 5 to the accompanying condensed consolidated financial statements are incorporated by reference into this discussion.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Nine Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4%	63.4%	64.6%	65.0%

Gross margin	35.6%	36.6%	35.4%	35.0%
Operating expenses	22.8%	23.8%	23.2%	23.2%

Operating income	12.8%	12.8%	12.2%	11.8%
Other (expense) income, net	(0.3)%	(0.5)%	(0.3)%	(0.1)%

Income before income taxes	12.5%	12.3%	11.9%	11.7%

Net income	7.9%	7.7%	7.4%	7.3%

QUARTER ENDED JANUARY 29, 2005 COMPARED TO QUARTER ENDED JANUARY 24, 2004.

Net Sales. Net sales for the three months ended January 29, 2005 (“Current Quarter”) totaled $638.0 million, a 22.4% increase from $521.2 million reported for the three months ended January 24, 2004 (“Prior Quarter”). Sales for the Current Quarter include the incremental contributions from four acquisitions earlier this year. The impact of foreign exchange rate changes on net sales for the Current Quarter was approximately 0.7% of total net sales.

The four most recent acquisitions, excluding the nominal acquisition of a small dental equipment dealer in September 2004, include the ProVet division of Lextron, Inc. (“ProVet”) in April 2004, Medco Supply Company, Inc. (“Medco”) and CAESY Education Systems, Inc. (“CAESY”) in May 2004, and the October 2004 acquisition of Milburn Distributions, Inc. (“Milburn”). Excluding these acquisitions and the impact of foreign currency translation, internally generated sales grew 15.3%.

Dental segment sales rose 17.6% to $499.8 million. Substantially all of this growth was internally generated. Sales growth in the dental supply segment was led by sales of equipment, which grew 29.8%, attributable to strong sales of both basic and new technology equipment in the U.S. and Canada. Demand remains particularly strong for such new-generation equipment as the CEREC®3D, digital radiography and related networking systems. Consumable and printed office products increased 9.8% in the Current Quarter, reflecting the effectiveness of the Company’s efforts over the past year to strengthen focus on this portion of the dental business. One extra selling day in the quarter accounted for an estimated one to two percentage points of the consumables growth. Sales of other services and products, consisting primarily of parts, technical service labor, software support and insurance e-claims, grew 7.8% compared to the Prior Quarter.

Veterinary sales jumped 64.1% to $70.7 million compared to $43.1 million in the Prior Quarter, resulting from both organic growth as well as contributions from the ProVet and Milburn acquisitions. ProHeart 6, an injectable heartworm medication, had been voluntarily recalled by the product manufacturer in September 2004. Sales of this product had been approximately $12 million on an annual basis. Excluding the impact of the acquisitions and the lost ProHeart 6 sales, growth was approximately 12% in the Current Quarter, which is the seasonally low sales period for the segment.

Sales at our rehabilitation supply unit increased 27.4% to $67.5 million. The Current Quarter included sales from the May 2004 acquisition of Medco. Excluding the acquisition, as well as the impact of one additional selling day and currency adjustments related to its foreign operations, internally generated sales increased approximately 9% in the Current Quarter.

Gross Margins. The gross margin percentage decreased from 36.6% to 35.6% in the Current Quarter as compared to the Prior Quarter but increased 20 basis points from the second quarter of fiscal 2005. The quarter-over-quarter decline resulted primarily from the impact of acquisitions and, to a lesser extent, a shift in the dental businesses sales mix towards equipment, which generally carries lower margins than consumable supplies. The businesses acquired earlier in the year in the veterinary and rehabilitative segments carry margins that are somewhat below those associated with these segments’ historical operations.

Operating Expenses. Operating expenses as a percent of sales decreased one full percentage point to 22.8% in the Current Quarter. As a result of strongly improved sales of the dental and veterinary businesses, these units realized significant operating leverage during the quarter. This leverage was partly offset by an increased operating expense ratio in the rehabilitation business. The rehabilitation unit experienced a revenue shortfall as compared to planned levels, recognized more catalog expense than planned, and wrote off an intangible asset associated with the late Howard Schwartz that had been recorded with the acquisition of AbilityOne.

Operating Income. Operating income increased nearly $15 million in the quarter but operating margin was flat at 12.8% of net sales. The erosion in the gross margin rate was offset by the improvements realized in the operating expense ratio during the Current Quarter.

Other (Expense)- Income. Net other expense was $1.7 million for the Current Quarter compared to $2.8 million in the Prior Quarter. The reduction in expense is due to less debt outstanding in the Current Quarter. The weighted average effective interest rate on all debt was approximately 3.3% in the Current Quarter. A similar rate in the fourth quarter of fiscal 2005 is expected.

Income Taxes. The effective income tax rate for the Current Quarter was 37.4%, which is consistent with the first half of the current fiscal year. In the Prior Quarter, the rate was 37.6%. The decrease in the rate reflects the addition of the foreign operations of AbilityOne, particularly in the United Kingdom, that causes the estimated annual effective tax rate to decline since the tax rates in the United Kingdom are less than in the United States of America at this current time.

Earnings Per Share. Earnings increased 25% to $50.1 million, resulting in diluted earnings per share of $0.36 versus $0.29 the same quarter a year ago.

NINE-MONTHS ENDED JANUARY 29, 2005 COMPARED TO NINE-MONTHS ENDED JANUARY 24, 2004.

Net Sales. Net sales for the nine months ended January 29, 2005 (“Current Period”) totaled $1,794.2 million, a 25.3% increase from $1,432.0 million reported for the nine months ended January 24, 2004 (“Prior Period”). Sales for the Current Period include the incremental contributions from the four acquisitions earlier this year noted above, in addition to the September 12, 2003 acquisition of AbilityOne. The Current Period also includes the impact of one extra or fortieth week in the Current Period resulting from the Company’s long-standing convention of using a fifty-two, fifty-three week fiscal year ending on the final Saturday of April. Fiscal year 2005 will be a fifty-three week year with the one extra week falling in the first fiscal quarter.

It is difficult to precisely quantify the impact of an extra week on nine-month operating results since certain aspects of the Company’s business, such as equipment sales and contract services, are not as directly affected by the additional billing days. The implication of this extra week on revenues as discussed below are approximations, and not exact measurements, due to the inherent limitations of quantifying the impact.

Dental segment sales rose 14.7% to $1,364.3 million. Substantially all of this growth was internally generated and included a contribution from the estimated impact of the extra week of approximately 1.6%. Growth occurred across all major sales categories, lead by sales of equipment, which grew 23.3%, reflecting the continuation of robust demand for both basic and new-generation equipment. Consumable and printed office products increased 9.9% in the Current Period, including over 10% growth in consumables for both the U.S. and Canadian operations. This improvement reflects the positive impact of continued strengthened market focus, new sales training, tools and programs, and the addition of territory sales representatives to the sales force. Sales of other services and products increased 11.4% compared to the Prior Period.

Veterinary sales increased 33.3% to $209.9 million compared to $157.5 million in the Prior Period. Current Period sales include the impact of the ProVet and Milburn acquisitions. Offsetting the positive impact of acquisitions were two unique factors. First, the recall of ProHeart 6, as discussed above, had an effect of nearly $7.5 million in reduced sales. Second, a temporary pharmaceutical distribution agreement was in effect for more than half of the Prior Period. The distribution agreement was converted into an agency agreement during the third quarter of fiscal 2004, resulting in lower reported sales dollars. Under an agency agreement, the segment recognizes a small commission income on orders for the covered product versus the full dollar value of the order under full distribution. Excluding the impact of acquisitions, the ProHeart 6 recall, the conversion of the distribution agreement, and the extra week, internally generated growth was approximately 7% during the Current Period.

AbilityOne, acquired in September 2003, serves the rehabilitation supply market. Sales for the rehabilitative supply segment, which include the May 2004 acquisition of Medco, were $220.0 million. Excluding the Medco acquisition, the impact of the extra week, and foreign exchange, Current Period sales increased 6.2% on a pro forma basis.

Gross Margins. Gross margin increased from 35.0% to 35.4% in the Current Period. One factor was a higher gross margin in the dental business during the first half of fiscal 2005 compared to the same period in the prior year. Secondly, the rehabilitation business contributes a substantially higher gross margin than the dental and veterinary units. Current Period sales were 259% higher for the rehabilitation business as compared to the Prior Period, primarily due to the timing of the AbilityOne acquisition midway through the second quarter of fiscal 2004. Although rehabilitation segment’s gross margin decreased somewhat in the Current Period, gross profit dollars experienced a significant increase. Veterinary gross margin experienced a modest decrease primarily caused by the acquisitions of ProVet and Milburn, which have lower margins than the historic veterinary operations.

Operating Expenses. Operating expenses as a percent of sales remained at 23.2%. The dental business lowered its operating expense ratio with leverage being realized from increased sales. While the veterinary business experienced a decrease in its operating expense ratio during the third quarter resulting from higher sales volume, the Current Period to-date ratio showed an increase from the Prior Period. This increase relates primarily to the acquisition of businesses with cost structures higher than the unit’s historic norm that are being assimilated into the existing operations. Additionally, across all segments the impact of amortization expense related to acquisitions, including AbilityOne, have driven operating expenses upward. Total amortization expense in the Current Period was $9.3 million, over double the $4.3 million recognized in the Prior Period.

Operating Income. Operating income increased 40 basis points to 12.2% of net sales, which reflects the increase in gross margins and the flat operating expense ratio as discussed above.

Other (Expense)- Income. Net other expense was $6.2 million for the Current Period compared to $1.1 million in the Prior Period. The increase in net other expense is due primarily to nine months of interest expense incurred on debt financing used to purchase AbilityOne. Interest expense in the Current Period totaled $10.9 million, which is an increase from the $6.2 million included in the operations of the Prior Period. The related debt was not incurred until midway through the second quarter of fiscal 2004. Partially offsetting interest expense within this financial statement caption is interest and other income, which totaled $4.6 million and $5.2 million for the Current and Prior Periods, respectively.

Income Taxes. The effective income tax rate for the Current Period was 37.4%, a decrease from 37.6% in the Prior Period, as discussed above.

Earnings Per Share. Diluted earnings per share increased to $0.96 versus $0.76 for the same period a year ago, an increase of 26%.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended January 29, 2005, the Company generated $191.3 million of cash from operations on earnings of $133.5 million, compared to $93.4 million on earnings of $104.3 million in the nine moths ended January 24, 2004. Included in operating cash flow is approximately $20 million of additional accounts payable outstanding at Current Quarter end that resulted from a difference in the sequencing of our routine cash disbursement cycle and our fiscal year calendar. This difference has caused about one additional week of trade payables to be outstanding at period-end compared to the prior year. Cash flow from operations in the Current Period also benefited from the timing of the sale of finance contracts. The Company was carrying a higher level of contracts on its balance sheet during much of fiscal 2004, which, due to modifications to the funding arrangement, could be reduced during fiscal 2005.

Cash flows used in investing activities included $72.9 million for acquisitions and capital expenditures of $22.6 million. The Company had previously estimated that total capital expenditures for fiscal 2005 would approximate $35 million, however, due to delays in a building project for the United Kingdom based portion of the rehabilitation segment, this estimate has been lowered to $30 million.

Payments on debt totaled $65.6 million. A maturity schedule of debt outstanding as of January 29, 2005 is included in Note 4 to the condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, in August 2004 the Company paid $50 million of debt over and above normal amortization. The weighted-average interest rate for the Current Quarter was consistent with the second quarter of fiscal 2005 at approximately 3.3%. The rate in the fourth quarter of fiscal 2005 is not expected to differ significantly. There have been no other material changes from April 24, 2004 in the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended April 24, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer (“CEO”) and its Executive Vice President, Chief Financial Officer and Treasurer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 29, 2005. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 29, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 29, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. The Company did not repurchase any shares during the quarter ended January 29, 2005. As of January 29, 2005, the Company had authority to repurchase six million shares under that program. The repurchase authorization expires on September 30, 2009.

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

Dated: March 10, 2005

	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certifications of the Chief Executive Officer, dated March 10, 2005

31.2	Certifications of the Chief Financial Officer, dated March 10, 2005

32.1	Written Statement of the Chief Executive Officer, dated March 10, 2005

32.2	Written Statement of the Chief Financial Officer, dated March 10, 2005