Form 10-K
period 2005-04-30
PATTERSON COMPANIES, INC.
filed 2005-07-14
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ national market on October 30, 2004, was approximately $4,000,000,000. (For purposes of this calculation all of the registrant’s officers, directors, presidents of operating units and 10% owners known to the Company are deemed affiliates of the registrant.)

As of July 7, 2005, there were 137,847,028 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated	Part of Form 10-K
Proxy Statement for 2005 Annual Meeting of Shareholders	Part III

FORM 10-K INDEX

i

PART I

Item 1. BUSINESS

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes forward-looking statements. Reference is made to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations -Factors that May Affect Future Operating Results, for a discussion of certain factors that could cause the Company’s actual operating results to differ materially from those expressed in any forward-looking statements.

General

In June 2004, the Company changed its corporate name from Patterson Dental Company to Patterson Companies, Inc. (“Patterson” or the “Company”). Patterson retained its existing Nasdaq stock symbol. The new corporate name was adopted to reflect Patterson’s expanding base of business, which now encompasses the veterinary and rehabilitation supply markets, as well as its traditional base of operations in the dental supply market. Patterson’s operating units include Patterson Dental, Webster Veterinary and Patterson Medical, formerly known as AbilityOne Corporation.

Patterson is a value-added distributor serving three major markets:

•	North American dental supply;

•	U.S. companion-pet (dogs, cats and other common household pets) and equine veterinary supply;

•	and the worldwide rehabilitation and non-wheelchair assistive products supply market.

Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Direct Dental Supply Co., Patterson Dental Canada Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., PDC Funding Company, LLC, Patterson Technology Center, Inc., Colwell Systems, Inc, Webster Management LP, AbilityOne Products Corp., Patterson Medical Products, Inc., Sammons Preston Canada, Inc., AM FAB, Inc., Tumble Forms, Inc., Midland Manufacturing Company, Inc., J.A. Preston Corporation, Milburn Distributions, Inc., AbilityOne Homecraft Limited, AbilityOne Limited, AbilityOne Kinetec S. A. and AOC Vertriebs GmbH.

Patterson began distributing dental supplies in 1877. The modern history of the business dates to May 1985, when the Company’s management and certain investors purchased the Company from a subsidiary of The Beatrice Companies, Inc. Patterson became a publicly traded company in October 1992. The Company is a corporation organized under the laws of Minnesota.

The Company historically reported under one operating segment, dental supply. In July 2001, the Company purchased the veterinary supply assets of J. A. Webster, Inc., which became a reportable business segment. Then in September 2003, the Company acquired AbilityOne Products Corp., creating a third business that serves the rehabilitation supply market.

The Company’s three reportable segments, dental supply, veterinary supply and rehabilitation supply, are strategic business units that offer similar products and services to different customer bases. Each business is a market leader with a strong competitive position, serves a fragmented market that offers consolidation opportunities and offers relatively low-cost consumable supplies, making the Company’s value-added business proposition highly attractive to customers.

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental is one of the two largest distributors of dental products in North America. The business has operations in the United States and Canada. Patterson Dental, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental offers its customers a broad selection of dental products including more than 90,000 stock keeping units (“SKUs”) of which approximately 4,000 are private-label products sold under the Patterson name. Patterson Dental also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Patterson Dental markets its dental products and services through approximately 1,425 direct sales representatives, 348 of whom are equipment specialists.

Patterson Dental has over 125 years of experience providing quality service to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to over $1.8 billion in fiscal 2005, operating margins have increased every year since fiscal 1985 and profitability has increased from an operating loss in fiscal 1986 to operating income of $235.4 million in fiscal 2005.

Patterson estimates the dental supply market it serves to be approximately $5.6 billion annually and that its share of this market is approximately 32%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices and is attractive for the Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 156,000 dentists practicing in the United States in approximately 135,000 dental practices. In Canada, there are approximately 18,000 licensed dentists according to the Canadian Dental Association. The average general practitioner generated approximately $550,000 in annual revenue in 2002, while the average specialty practitioner produced about $780,000. The Company believes that a dentist uses between 5% and 7% of annual revenue to purchase consumable supplies used in the daily operations of the practice. This translates into between $27,500 and $38,500 of supplies being purchased by the average practice each year. The Company believes the average dental practitioner purchases about 40% of their supplies from their top supplier.

Total expenditures for dental services in the United States increased from $31 billion in 1990 to $79 billion in 2004. Domestic dental care expenditures are projected by the Centers for Medicare & Medicaid Services to grow 6% annually, reaching $116 billion by the year 2010. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

•	Demographics. The U.S. population grew from 235 million in 1980 to 294 million in 2004, and is expected to reach 309 million by 2010. The median age of the population is also increasing and Patterson believes that older dental patients spend more on a per capita basis for dental services.

•	Dental products and techniques. Technological developments in dental products have contributed to advances in dental techniques and procedures, including cosmetic dentistry and dental implants.

•	Demand for certain dental procedures. Demand is growing for preventive dentistry and specialty services such as periodontic (the treatment of gums), endodontic (root canals), orthodontic (braces), and other dental procedures that enable patients to keep their natural teeth longer and improve their appearance.

•	Increased dental office productivity. The number of dentists per 100,000 persons in the U.S. is forecasted to decline over the next two decades. As a result, the number of patients per dental practice is expected to grow. For this reason dentists are showing increased willingness to invest in dental equipment and office infrastructure that can strengthen the productivity of their practices.

•	Demand for infection control products. Greater public awareness as well as regulations and guidelines instituted by OSHA, the American Dental Association and state regulatory authorities have resulted in increased use of infection control (asepsis) products such as protective clothing, gloves, facemasks, and sterilization equipment to prevent the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Coverage by dental plans. An increasing number of dental services are being funded by private dental insurance. The Centers for Medicare & Medicaid Services statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 50% of the $79 billion in total expenditures for 2004.

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

Emphasizing Value-Added, Full-Service Capabilities. The Company believes that its customers value full service and responsive delivery of quality supplies and equipment, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services, and generally a superior sales representative can create a special relationship with the practitioner by providing an informational link to the overall industry. The Company’s knowledgeable sales representatives assist customers in the selection and purchase of supplies. In addition, the high quality sales force allows Patterson to offer broader product lines. Most dentists are independent, sole practitioners who are unable to store and manage large volumes of supplies in their offices. Patterson meets its customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers. Equipment specialists, technology representatives, and service technicians also support the Company’s value-added strategy in the dental supply market. Equipment specialists offer consultation on office design, equipment requirements and financing. Technology representatives provide guidance on integrating technology solutions including practice management and clinical software, digital radiography, custom hardware and networking into the dental practice. The Company’s experienced service technicians perform equipment installation, maintenance and repair services including services on products not purchased through Patterson.

Using Technology to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability to its dental supply segment since 1987 when it first introduced Remote Order Entry (REMOSM). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers four systems to the dental supply segment, eMAGINE®, REMOSM, PDXpress® and www.pattersoncompanies.com. Customers, as well as the Company’s sales force, use these systems. Over the years, the number of orders transmitted electronically has grown steadily to approximately 57% of Patterson’s consumable dental product volume or $570 million in fiscal year 2005.

In fiscal 2002, the Company introduced its newest order entry system, eMAGINE®. eMAGINE® has become the standard platform for the sales representative and includes many new features and upgrades including: up to three years of order history for the customer’s reference, faster searches for products and reports, order tracking, instant information on monthly product specials, descriptions and photographs of popular products and an electronic custom catalog, including a printable version with scannable bar codes.

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

In addition to enhancing customer service, by offering electronic order entry systems to its customers, the Company enables its sales representatives to spend more time with existing customers and to call on additional customers.

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

Continuing to Improve Operating Efficiencies. Patterson continues to implement programs designed to improve operating efficiencies and allow for continued sales growth over time. These programs include a wide variety of initiatives from investing in management information systems to consolidating distribution centers. Recent initiatives include upgrading the Company’s communications architecture, developing and implementing a new technical service system, and implementation of the shared services concept.

The Company has improved operating efficiencies by converting its communications architecture to faster, higher capacity data lines that combine voice and data transmissions while reducing overall communication costs. In fiscal 2005, the Company implemented a new equipment proposal system for its sales representatives. The system has the look and feel of the Company’s eMAGINE® product and automates the equipment proposal and ordering process. Additionally, the Company has made substantial progress in the development and implementation of a new field service management tool for its technical service operations. This new tool will allow the Company to fundamentally change its technical service business processes, improving the Company’s ability to coordinate the actions of its service technicians and enhancing customer service while reducing the overall cost of operations. As a result of these and other efforts, the Company expects to continue to improve its operating leverage and efficiencies going forward.

An integral part of Company’s shared services concept is the consolidation and leveraging of distribution centers between the segments of the Company. The execution of this strategy is expected to take several years and is in the early stages. In fiscal 2005, the Company accomplished significant goals that included opening the first new shared distribution facility and currently has five locations that stock and ship products of multiple segments.

Growing Through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental distribution market. Over the past 18 years the Company has made a number of acquisitions, including the following:

Dental distribution acquisitions in the United States

•	In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 2005, Patterson acquired certain assets of 25 smaller dental dealers throughout the United States. During fiscal 2002, the Company acquired Thompson Dental Company of Columbia, SC, a leading value-added distributor of dental supplies, equipment and services in the mid-Atlantic and southeastern U.S. Thompson ranked among the 10 largest dental distributors in the country.

Dental distribution acquisitions in Canada

•	In October 1993, Patterson Dental completed the acquisition of Healthco International, Inc.’s Canadian subsidiary, Healthco Canada, Inc. In August 1997, the Company acquired Canadian Dental Supply Ltd., which expanded the Company’s market share in British Columbia, Alberta, Saskatchewan and Ontario. In July 2002, the Company acquired Distribution Quebec Dentaire, Inc., augmenting the Company’s market share in Quebec. As a combined operation known as Patterson Dental Canada Inc., this subsidiary, which the Company believes is one of the two largest full-service dental products distributors in Canada, employs approximately 495 people, 130 of whom are sales representatives.

Printed office products acquisitions

•	In October 1996, Patterson acquired the Colwell Systems division of Deluxe Corporation. Colwell Systems, also known as Patterson Office Supplies, produces and sells a variety of printed office products used in medical, dental and veterinary offices.

Software acquisitions

•	In July 1997, Patterson Dental acquired EagleSoft, Inc., a developer and marketer of Windows®-based practice management and clinical software for dental offices. EagleSoft, now known as the Patterson Technology Center, is located in Effingham, Illinois. In September 2000, the Company acquired eCheck-up.com, a web-based, value-added service that complements and expands the Company’s current product offerings to the front office of the dental practice. eCheck-up.com is an Internet service that provides on-line practice performance and benchmarking services to subscribing dental customers through its website. In December 2001, the Company purchased Modern Practice Technologies, a company that provides custom computing solutions to the dental industry. This acquisition helped Patterson to position itself to provide all of the custom hardware and networking required for interfacing the entire dental office.

•	In May 2004, Patterson Dental acquired CAESY Education Systems, Inc., the leading provider of electronic patient education services to dental practices in North America. Headquartered in Vancouver, Washington, CAESY provides dental practices with a range of communications media that educate patients about professional dental care, procedures and treatment alternatives with the goal of influencing patient decisions about dental services and increasing the productivity of the dental professional. Educational materials are communicated through recordable CD/DVD media, computer programs and the dentist’s web site. These materials can be used within the dental waiting room, at chair side and in the patient’s home.

Products	and Services

The following table sets forth the sales by principal categories of products and services offered to dental supply customers:

	2005	2004	2003
Consumable and printed products	54%	57%	59%
Equipment and software	37	34	32
Other (1)	9	9	9

Total	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

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

Printed Office Products. Patterson Dental provides a variety of printed office products, office filing supplies, and practice management systems to office-based healthcare providers including dental, veterinary and medical offices. Products include custom printed products, insurance and billing forms, stationery, envelopes and business cards, labels, file folders, appointment books and other stock office supply products. Products are sold through two channels:

•	The Company’s dental and veterinary supply sales force

•	Direct mail catalogs distributed to over 100,000 customers several times a year

A staff of telemarketing personnel located in Champaign, Illinois supports both channels. Orders are received by telephone, through the mail or electronically from the dental and veterinary distribution order processing system.

Equipment and Software

Dental Equipment. Patterson Dental is the largest supplier of dental equipment in the U.S. and Canada by a factor of more than two times when compared to its next largest competitor. It offers a wide range of dental equipment products including x-ray machines, high-and low-speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company also distributes newer technology equipment that provides customers with the tools to improve productivity and patient satisfaction. Examples of such innovative and high-productivity products include the CEREC® family of products, a chair-side restoration system; digital x-rays; and inter-oral cameras.

Software. Patterson develops and markets its own line of practice management and clinical software for dental professionals. Products include software for scheduling, billing, charting and storage/retrieval of digital images. The Company also sells software products developed by third parties including Sidexis by Sirona, Dimax2 by Planmeca and VixWin by Gendex. These value-added products are designed to help achieve office productivity improvements, which translates into higher profitability for the customer.

Hardware. Patterson Dental offers custom hardware and networking solutions required for integrating the entire dental office. This product offering is available to all of the Company’s dental customers. This initiative marked another step in Patterson’s overall strategy of providing customers with the convenience and cost-effectiveness of a virtually complete range of products and value-added services and is one of the newest components of Patterson’s single-source solution for dental offices.

Patient Education Services. With the acquisition of CAESY Education Systems, Inc., Patterson Dental expanded its offering of value-added services to include patient education services. These communications tools are designed to influence patient decisions about services in an efficient, cost-effective manner.

Other

Software Services. The Company offers a variety of services to complement its software products such as service agreements, electronic claims processing and billing statement processing. These services provide value to customers by allowing them to keep products current, or receive payments more rapidly while obtaining greater productivity.

Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and Patterson’s 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance services for all dental equipment, whether or not purchased from Patterson, including 24-hour handpiece repair service. In addition to service technicians who provide installation and repair services on basic dental equipment, the Company has also invested in personnel who specialize in installing and troubleshooting issues with technology solutions such as practice management software, digital imaging products, hardware and networking. The goal of this group, which is comprised of both local service technicians and the Patterson Technology Center, is to help customers integrate newer technology into their dental practice. The Patterson Technology Center helps the customer minimize costly downtime by offering a single point of contact for post-sale technology related issues. A new technical service tool is being developed and implemented that will both enhance customer service as well as reduce costs of the Company’s traditional and technology-specific service personnel.

Dental Office Design. Patterson provides dental office layout and design services through the use of a computer-aided design (CAD) program. Equipment specialists can create original or revised dental office designs in a fraction of the time required to produce conventional drawings. Customers purchasing major equipment items receive dental office design services at no additional charge.

Equipment Financing. Patterson Dental provides a variety of options to fulfill its customers’ financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party. For non-equipment related needs, customers are referred to a third party organization. This alternative allows the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2005, the Company originated over $316.7 million of equipment finance contracts. The Company, or its vendor partner, financed approximately 42% of the equipment purchased by customers during fiscal 2005.

Since November 1998, Patterson has also maintained one or more finance referral agreements with an outside finance company to provide a more extensive selection of finance opportunities to its customers. This might include financing for practice transactions, working capital, leasing, real estate and long-term capital. Currently this service is provided by HPSC Inc. There are no recourse provisions under this agreement. Patterson receives referral fees under this agreement and HPSC Inc. extends credit and services the accounts.

To meet the needs of its customers, Patterson also initiates installment sale contracts that can be sold to either a commercial paper conduit managed by JPMorgan Chase Bank, N.A., or to a group of banks led by U.S. Bank National Association.

Patterson created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in the commercial paper conduit. The Company transfers installment sale contracts to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. The limit under this agreement, as amended, is $400 million of contract purchases. There is no recourse to the Company for contracts purchased by the commercial paper conduit, but there is a holdback equal to 10% of the contracts.

The group of banks, led by U.S. Bank, can also purchase the Company’s installment sale contracts that are secured by dental equipment, on a limited recourse basis. The contract purchase agreement with the banks allows for a maximum capacity of $100 million.

Patterson services the customer contracts under both of the preceding arrangements for which it receives a fee.

Sales and Marketing

During fiscal 2005, Patterson Dental sold products or services to over 116,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental’s customers include dentists, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2005, and Patterson is not dependent on any single customer or geographic group of customers. The Company’s sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company’s value-added approach.

A primary component of Patterson’s value-added approach is its sales force. Due to the fragmented nature of the dental supply market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an informational link to the overall industry; assist practitioners in selecting and purchasing products and help customers efficiently manage their supply inventories. Each representative works within an assigned sales territory under the supervision of a location (branch) manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some, less experienced, representatives receiving a base salary and commission.

To assist its sales representatives, Patterson Dental publishes a variety of catalogs and fliers containing product and service information. Dental customers receive a full-line product catalog containing over 30,000 inventoried items. The catalog includes pictures of products, detailed descriptions and specifications of products and is utilized by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high-demand items such as infection control products are promoted through merchandise fliers printed and distributed bimonthly to the dental supply market. In addition, dental equipment sold by Patterson is featured in Patterson’s tri-yearly publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson and information on equipment maintenance.

To enhance the total value it brings to its customers, Patterson Dental created a value-added benefit program for its preferred customers. The Patterson PlusSM program entitles its best dental customers to priority technical services, automated supply management systems at no charge, a variety of product discounts and reduced rates on financial products, practice management software and technical services.

Distribution

Patterson Dental believes that responsive delivery of quality supplies and equipment is a key element to providing complete customer satisfaction.

Patterson ships dental consumable supplies from 10 strategically located distribution centers in the U.S. and Canada. Orders for consumable dental supplies can be placed by telephone or electronically 24 hours a day, seven days a week. Printed office products are shipped from the Company’s manufacturing facility in Illinois.

All orders are routed through Patterson’s centralized computer ordering, shipping and inventory management systems, which are linked to each of the Company’s strategically located distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs shipment of the item from another center. Rapid and accurate order fulfillment is another principal component of the Company’s value-added approach. Patterson Dental estimates that 98% of its consumable goods orders are shipped to the customer on time, which is generally within 24 hours.

In order to assure the availability of Patterson Dental’s broad product lines for prompt delivery to customers, Patterson must maintain sufficient inventories at its distribution centers. Purchasing of consumables and standard equipment is centralized and the purchasing department uses a real-time perpetual inventory system to manage inventory levels. The Company’s inventory consists mostly of consumable supply items. By utilizing its computerized inventory management and ordering systems, the Company is able to accurately predict inventory turns in order to minimize inventory levels for each item.

Patterson Dental’s 96 dental sales offices are generally configured with display areas where the latest dental equipment can be demonstrated. Dental equipment inventory is generally custom ordered and is staged at the Company’s sales offices before delivery to dental offices for installation.

To maximize the operating efficiencies and streamline its cost structure, the Company has begun to implement a strategy to leverage its distribution center infrastructure and business systems. In fiscal 2005, the Company opened its first new shared facility in South Carolina, which stocks both dental and veterinary supply inventory and allowed for the closing of a previously existing stand-alone veterinary distribution center in nearby Charlotte, North Carolina. Additionally, three historically dental-only distribution centers began stocking high-volume rehabilitation supply products during the past year. Further consolidation and leveraging of our distribution centers are expected to continue over the next several years, including a shared distribution center in the Seattle, Washington area that began to stock both dental and veterinary supply products in early fiscal 2006.

Sources of Supply

Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. The Company has a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2005, the Company processed 69% of its dental vendor invoices using EDI capabilities. In addition, 53% of Patterson’s dental purchase order volume was conducted employing EDI, which represented 66% of dental purchase order dollars placed during the fiscal year. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

Patterson Dental obtains products from approximately 1,100 vendors in the dental segment. Patterson has exclusive distribution agreements with several quality dental equipment manufacturers including Sirona Dental Systems GmbH for the CEREC®, and Schick Technologies, Inc. for digital x-rays. The Company is the only national dealer for A-dec equipment, including chairs, units and cabinetry. A-dec is the largest manufacturer of dental equipment in the U.S.

While the Company makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products sold by the Company, the concentration of business with key suppliers is considerable. The Company’s top ten supply vendors accounted for approximately 52% and 51% of the cost of dental products sold in fiscal years 2005 and 2004, respectively. Of these ten, the top two vendors accounted for 12% and 11%, respectively, of fiscal 2005 cost of sales, while one vendor accounted for 11% of the total in fiscal 2004.

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

The Company also experiences competition in Canada in the dental supply market. The principal competitor is a national, full-service dental distributor, Henry Schein Ash Arcona, a unit of Henry Schein, Inc. The Company believes it competes in Canada on essentially the same basis as in the United States.

Veterinary Supply

Overview

Webster Veterinary, or “Webster,” is the leading distributor of veterinary supplies to companion-pet (dogs, cats and other common household pets) veterinary clinics in the eastern United States. Management believes Webster is the second largest distributor of companion-pet veterinary supplies nationally. In addition, through its fiscal 2005 acquisition of Milburn Distributions, Inc., Webster is the leading national equine distributor in the United States. Webster provides products used for the diagnosis, treatment and/or prevention of diseases in companion pets and equine animals. Founded in 1946 and headquartered in Sterling, Massachusetts, Webster has developed a strong brand identity as a value-added, full-service distributor of a virtually complete range of consumable supplies, equipment, diagnostic supplies, biologicals (vaccines) and pharmaceuticals. Webster does not distribute pet foods. Webster’s product offering, totaling more than 10,000 items, is sold by approximately 136 field sales representatives. In addition to its core business of distributing veterinary products, Webster has a significant agency commission business with a few large pharmaceutical manufacturers. Under the agency relationships, Webster typically earns a commission for soliciting orders through its sales force. In the agency relationship, Webster processes the order to the manufacturer but handles none of the product nor does Webster bill and collect from the customer. The agency commissions that Webster earns range from 3% to 10%, a portion of which is shared with the direct sales personnel. Webster’s agency commissions accounted for approximately 2% of its net sales in fiscal 2005. Net sales by Webster in fiscal 2005 were $292.0 million. Operating income totaled $15.0 million.

The Company estimates the market for pharmaceuticals and supplies sold to companion pet and equine veterinarians through distribution is approximately $2.6 billion on an annual basis. Based upon the estimated $2.6 billion market, the Company believes its share of this market is approximately 12% after annualizing the impact of the Milburn acquisition. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. There are approximately 65,000 veterinarians practicing at 24,000 animal health clinics. The vast majority, approximately 73% of veterinarians, work in private animal health clinics specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $770,000 of annual revenue. These practices purchase between $80,000 and $120,000 of supplies each year, and similar to the dental practitioner, do not maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products which are administered and dispensed by veterinarians.

According to a market study prepared by KPMG LLP for three veterinary professional organizations in 1999, the demand for veterinary services has historically grown significantly faster than growth in the overall economy. Total expenditures for veterinary services in the United States grew at an inflation adjusted real annual rate of 7.2% from 1980 through 1997, and are projected to grow 5% on a real basis annually, through the year 2015. The companion pet segment is the fastest growing area of the overall U.S. veterinary supply market. The Company believes this growth is sustainable due to the following favorable factors:

•	Number of households with companion pets. The number of households with companion pets is steadily expanding which increases the demand for veterinary services. Today, 63% of U.S. households own a companion pet compared with 56% in 1988. Overall, 45% of all households in the U.S. own more than one type of pet.

•	Veterinary expenditures per household. The amount companion pet owners are willing to spend caring for their pets is increasing substantially. The American Pet Products Manufacturers Association estimates that pet owners will spend $35.9 billion in 2005 to care for the American pet population, or $520 per household. This is more than a 100% increase over the $17 billion spent in 1994.

•	Veterinary products and techniques. Many new therapeutic and preventive products are being developed for the companion pet market. Technological developments have resulted in new innovative veterinary products and advances in veterinary services.

Strategy

Webster’s objective is to build a leading national position in the companion pet veterinary market through internal expansion and acquisitions, while continuing to improve its profitability and enhance its value to customers. Its key strategies and priorities for accomplishing this are to open new geographic markets, make acquisitions that expand market share, emphasize value-added capabilities, consistently improve operating efficiencies and broaden the product offering.

Growing Through Internal Expansion and Acquisitions. In April 2004, Webster acquired the assets of ProVet, which was the companion pet veterinary supply division of Lextron, Inc. ProVet was a distributor with locations in Indianapolis, Kansas City, Houston, Denver and Seattle. Management believes this acquisition made Webster the second largest distributor of companion-pet veterinary supplies in the U.S. This acquisition added 44 sales representative territories expanding Webster’s geographic coverage to include the states of Indiana, Illinois, Missouri, Kansas, Oklahoma, Colorado, Nevada, Idaho and Oregon. In addition, the acquisition increased market coverage in Washington state and Texas where Webster already had a presence.

In October 2004, Webster acquired Milburn Distributions, Inc., the largest distributor specializing in the U.S. equine veterinary supply market. Milburn’s annualized sales exceed $50 million. The company operates facilities in Arizona, Pennsylvania, Kentucky, Texas and Florida. Most companion-pet and large animal veterinary supply distributors have not successfully served the nation’s equine veterinarians due to the highly specialized nature of this niche market. Milburn has capitalized on this opportunity by focusing exclusively on the unique needs of equine veterinarians.

Emphasizing Value-Added, Full-Service Capabilities. Webster believes that veterinary customers value full service and responsive delivery of product, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services, and generally a superior sales representative can create a special relationship with the practitioner by providing an informational link to the overall industry. Webster’s knowledgeable sales representatives assist customers in the selection and purchasing of supplies. Most veterinarians are independent, sole practitioners who are unable to store and manage large volumes of supplies in their offices. Webster meets its customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers.

Continuing to Improve Operating Efficiencies. Webster continuously pursues opportunities to lower costs and improve efficiencies. This is being done through the sharing of distribution capacity with all three business segments and the integration of new and proven systems that improve service levels and can be shared with multiple business segments. A new corporate level officer position was created in early fiscal 2005 in order to identify, implement and manage shared services strategies across all business segments. This process started when the Company created a veterinary version of the eMAGINE® electronic order entry system and began to distribute veterinary products from its Kent, Washington dental distribution center. This strategy continues to be executed, as additional distribution centers are being integrated, are currently under construction, or are being planned, which include capacity for distributing dental as well as veterinary and rehabilitation products. In addition, a new customer system that can be used by multiple business segments but will maintain the same look and feel of the eMAGINE® system was implemented initially in the veterinary supply segment and is now fully deployed. The new system provides customer support staff with integrated customer information on one screen and is being utilized by the veterinary segment.

Broaden the Product Line. Webster continuously seeks to broaden its portfolio of product offerings to maximize the opportunities within its existing customer base. For example, in fiscal 2005 Webster’s expansion of its product offerings included the entire line of Pfizer Animal Health equine products, Rimadyl® canine analgesic, Vetsulin™ canine insulin, Continuum™ small animal vaccines, equine anti-inflammatory Surpass®, feline nutraceutical Enisyl-F™ and canine nutraceutical Welactin™.

Webster also strives to consistently introduce innovative products. In fiscal 2005, Webster successfully launched its private label initiative to supply veterinary customers with quality consumable goods (exam gloves, sutures, surgical blades and microscope slides) at value prices. This initiative will continue in fiscal 2006 with the introduction of various white goods such as gauze, elastic bandages, and porous tape. Management believes that product innovation allows Webster to maintain its competitive position and helps fuel internal growth. Management also believes that its emphasis on new product offerings enables its sales force to remain effective in creating demand among veterinarians.

Products and Services

The following table sets forth the sales by principal categories of products and services offered to veterinary supply customers:

	2005	2004	2003
Consumable and printed products	94%	94%	94%
Equipment	4	4	4
Other	2	2	2

Total	100%	100%	100%

Consumable and Printed Products

Webster offers its customers a broad selection of veterinary supply products including consumable supplies, pharmaceuticals, diagnostics, and biologicals. Consumable supplies distributed by Webster include lab supplies, various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products. Webster’s pharmaceutical products include anesthetics, antibiotics, injectibles, ointments and nutraceuticals. The diagnostics product category includes on-site testing products for heartworm, FIV, FELV and Parvo virus. Biological products are comprised of vaccines and injectibles. Many of the office supply products sold to the dental supply market are also offered to the veterinary supply market.

Equipment

Equipment sold by Webster generally consists of machines for hospital, laboratory and general surgical use within the veterinary practice. Equipment sales accounted for about 4% of veterinary segment sales in fiscal 2005. Webster offers innovative, quality equipment that differentiates Webster from the competition. New equipment offerings in fiscal 2005 included Scan X Veterinary Digital Imaging

System, Radiograph Digital Converter, Canis Major “Wet” Dental/Treatment Lift Table and Fixed Exam Lift Table, Suburban Surgical Company’s quality cages, runs, tables and treatment centers and Ultrasource ultrasound. About 50% of veterinary equipment orders are drop shipped directly to the customer, of which 15% are custom ordered from the manufacturer. The balance of veterinary equipment is distributed in a fashion similar to consumable supplies.

Other

Other products and services include commissions on agency sales, finance charges on customer accounts and freight recovery on shipments to customers.

Sales and Marketing

A primary component of Webster’s value-added approach is its sales force. Due to the fragmented nature of the veterinary supply market, Webster believes that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an informational link to the overall industry, assist practitioners in selecting and purchasing products, and help customers efficiently manage their supply inventories. Each representative works within an assigned sales territory under the supervision of a location (branch) manager. Sales representatives are employees and are generally compensated on a commission basis, with some, less experienced, representatives receiving a base salary and commission.

To assist its sales representatives, Webster publishes a catalog, which contains approximately 10,000 SKUs. This catalog includes detailed descriptions and specifications of products and is utilized by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high-demand items are promoted through merchandise fliers printed and distributed monthly.

During fiscal 2005, Webster released an updated version of its website. Based upon the proven technology of the Patterson Dental website, this new site allows customers the ability to order items twenty-four hours a day, seven days a week. The website also incorporates value-added functions that permit customers to check their invoice, payment and credit history, build a “shopping list” of frequently purchased items and track their order status.

Distribution

At April 30, 2005, the decentralized distribution network in the veterinary supply segment consisted of 15 distribution centers. The distribution network is complemented by telesales representatives who are responsible for processing approximately 70% of customer orders in this segment. In order to meet the rapid delivery requirements of customers, most consumable products are delivered within 24 hours. Webster estimates that approximately 98% of its consumable orders are delivered to the customer on time. During fiscal year 2005, Webster merged its existing Charlotte, NC distribution center into Patterson’s new Blythewood, SC distribution facility. The strategy to share distribution facilities between multiple business segments will continue to be executed over a period of time.

Sources of Supply

Webster obtains products from nearly 500 vendors.

While Webster makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products, the concentration of business with key suppliers is considerable. In fiscal 2005 and 2004, Webster’s top 10 veterinary supply manufacturers comprised 64% and 76%, respectively, and the single largest supplier comprised 19% and 22%, respectively, of the total cost of veterinary supply sales.

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

Rehabilitation Supply

Overview

Patterson Medical, formerly known as AbilityOne Corporation, is headquartered in Bolingbrook, Illinois and is the world’s leading distributor of rehabilitation medical supplies and non-wheelchair assistive products. Patterson Medical believes it offers the most comprehensive range of distributed and self-manufactured rehabilitation products to health care professionals globally. Its mission is to provide health care professionals and their patients with access to products that improve peoples’ lives by helping them to attain their highest achievable level of independence, safety and comfort. Patterson Medical operates as Sammons Preston Rolyan in North America and Homecraft in International markets.

Patterson Medical serves as the gateway through which over 30,000 rehabilitation products originating from more than 2,000 suppliers and manufacturers are sold to a diverse customer base with an emphasis on physical therapists (“PTs”) and occupational therapists (“OTs”). It offers its customers a “one-stop shop” through what it believes to be the most comprehensive catalog in the industry, the largest direct sales force and the category’s most efficient customer service and distribution operations. Major channels of distribution are acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools. In addition, Patterson believes Patterson Medical’s reputation, global market presence and highly transferable business model will facilitate entry into new markets.

Patterson Medical offers a wide range of differentiated, non-invasive products and expertise to users and their health care providers, while focusing on niches, worldwide, where its capabilities, reputation and customer partnerships can result in a competitive advantage. Its goal is to become its customers’ first choice for rehabilitation medical supplies and assistive products in each of its chosen markets.

Patterson Medical is highly diversified with no single product, customer or purchasing group representing a significant percentage of total revenue. In addition, given the relatively small average and median order size (approximately $225 and $70, respectively), Patterson Medical’s products often do not represent a major expense category for its customers.

In March 2002, Patterson Medical completed the acquisition of the Smith & Nephew Rehabilitation (“SNR”) division of Smith & Nephew plc, and in doing so, acquired the Rolyan, Homecraft and Kinetec brand names. The SNR acquisition added 3,500 additional products, as well as a broad array of other brand names and proprietary products. The acquisition of SNR combined the two leading distributors of rehabilitation medical supplies to create what Patterson believes is the only “one-stop shop” in the industry. Patterson Medical manufactures or has exclusively manufactured for it products representing approximately 30% of its total revenue and purchases products representing the remaining 70%. Approximately 80% of its revenue is in North America.

Patterson Medical believes the rehabilitation medical supplies and assistive products industry is approximately $4.2 billion in the U.S. and $5.8 billion worldwide and is expected to grow 6% to 8% over the next several years. Industry growth is driven by strong growth in the physical and occupational therapy markets and favorable demographic trends associated with the aging of the baby-boom generation. Patterson Medical does not compete in wheelchairs, a market estimated to be approximately $1.0 billion in the U.S. ($1.4 billion worldwide). Therefore, Patterson Medical’s addressable market (defined as the collective market for products sold by Patterson Medical) is approximately $3.2 billion in the U.S. and $4.4 billion worldwide. Patterson Medical believes that it has an industry leading market share of approximately 5% in a highly fragmented rehabilitation and assistive products market.

Patterson Medical believes that the demand for rehabilitation products will continue to be influenced by the following factors:

•	Favorable Demographics. Favorable demographic trends such as extended life expectancy, active lifestyles and a general willingness to spend discretionary income on health care and well being, are expected to contribute to increased demand for products distributed by Patterson Medical. Specifically, the aging baby-boomer population, together with their increased disposable income and desire for independence, will fuel product purchases to assist with the frailties associated with old age and provide sustained sales growth.

The U.S. Census Bureau has projected the 85 and older population in the U.S. to more than triple from four million in 2000 to 14 million by 2040. The 65 to 84 year old population is expected to more than double during the same time period. Current trends indicate that these age groups represent the majority of home and community-based health care patients.

The aging of the population is a revenue growth driver because approximately 10% of people over the age of 65 and approximately 50% of people over the age of 85 need assistance with everyday activities. Patterson Medical believes it is well positioned to benefit from this trend by providing aids to daily living, namely dressing devices; toileting, dining, bathing aids; and grooming devices, all of which promote greater patient independence, improved patient responsibility and improved responsiveness to treatment.

•	Increasing Number of PTs and OTs, Patterson Medical’s Primary User Groups. According to the U.S. Department of Labor Occupational Outlook Handbook, there were approximately 132,000 PTs and 78,000 OTs in the U.S. in 2000. Approximately two-thirds of PTs were employed in either hospitals or offices of physical therapists. The remaining one-third of PTs was employed in home health agencies, outpatient rehabilitation clinics, physician offices and nursing homes. The majority of OTs work in hospitals, including many in rehabilitation and psychiatric hospitals. The remaining OTs work in outpatient occupational therapy offices and clinics, schools, home health agencies, nursing homes, community mental health centers, adult day care programs, job training services and residential care facilities. The demand for PTs and OTs is expected to remain strong largely driven by the (i) increase in the number of individuals with disabilities or limited function requiring therapy services; (ii) rapidly growing elderly population which is particularly vulnerable to chronic and debilitating conditions that require therapeutic services; (iii) baby-boom generation which is entering the prime age for heart attacks and strokes, increasing the demand for cardiac and physical rehabilitation; (iv) advances in medical technology which permit treatment of more disabling conditions; and (v) widespread interest in health promotion.

•	Increasing Frequency of Reconstructive and Implant Surgery. Another important driver of the growth in the PT market is the growing need for rehabilitation products resulting from the increasing frequency of reconstructive implant procedures, including hip and knee replacements. The worldwide reconstructive implant market is currently in excess of $5.0 billion and expected to grow between 7% and 8% annually. This growth trajectory is largely driven by favorable demographics, as patient populations are expanding at both ends of the age spectrum. Among seniors, more active lifestyles and longer life expectancies are responsible for the increasing frequency of reconstructive implants. Younger patients are opting for reconstructive implants over less invasive alternatives due to improved and longer lasting implant technology. Patterson Medical believes it is well positioned to benefit from the growth in reconstructive implants, by providing orthopedic products, namely Continuous Passive Motion machines and splinting, which are critical to post-operatory rehabilitation.

International Operations

Patterson Medical’s international operations are based in the United Kingdom (“U.K.”) and made up of two divisions: Homecraft in the U.K. and Kinetec in France. The international operations broadly reflect the same business model as used in the North American market. In the U.K., Homecraft operations include sales and marketing, customer service, distribution, purchasing and administration. In France, Kinetec is a self-contained manufacturing unit with limited sales and marketing, distribution, administration and purchasing.

Homecraft is a leading supplier of aids to daily living (“ADL”) and rehabilitation products in the U.K., and a significant player in the international markets. Having developed and designed many proprietary products, Homecraft is the prime source for numerous established and market leading ADL brands, including products sold under the Sammons Preston Rolyan brand. The Homecraft catalog offers a broad line of ADL, therapy, rehabilitation and pediatric products containing over 10,000 items. Their catalog is circulated to PTs, OTs, loan equipment stores and private clinics, trade outlets and the general public.

Homecraft’s central sales and marketing strategy is to provide a “one-stop shop” proposition to hospitals, local government and trade customers throughout the U.K. Customers are reached through a combination of mail order, a 13 person sales force, telemarketing and in-market promotional and exhibition activity.

Kinetec consists of two operations, the manufacturing and distribution of Continuous Passive Motions machines (“CPMs”) on a worldwide basis and the sale and distribution of Sammons Preston Rolyan and Homecraft products in France. Products are marketed to customers through product brochures, mailings, tele-marketing and a 6 person sales force that covers the French rehabilitation market.

Strategy

Patterson Medical’s objective is to be the customers’ first choice for rehabilitation medical supplies and non-wheelchair assistive products in each of its chosen markets. It intends to grow through internal expansion and acquisitions in both rehabilitation and related products.

Emphasizing Value-Added, Full-Service Capabilities. Patterson Medical currently offers its customers a “one-stop shop” for products through its industry-leading catalog with over 20,000 items, focused primarily on physical and occupational therapy products. Patterson Medical adds new products each year to its ever-expanding catalog and is committed to doing so long-term. Consistent with Patterson Medical’s current product offering, some of these new products are branded, exclusive or self-manufactured.

Patterson Medical recognizes that different customer groups have very different economic, product, distribution channel requirements and treatment goals. Patterson Medical proactively attempts to anticipate and flexibly respond to the diverse needs of its customers, while focusing on niches, worldwide, where its capabilities, reputation and customer partnerships can result in a competitive advantage. As such, Patterson Medical foresees an on-going evolution of its product offerings to meet the ever-increasing demands of its diverse customer segments.

Continuing to Improve Operating Efficiencies. Patterson Medical’s existing infrastructure is scaleable without significant investment requirements for the next few years. This allows Patterson Medical to enjoy bottom-line growth in excess of top-line metrics. Additionally, Patterson Medical’s proprietary products, which consist of self-manufactured products, products manufactured for Patterson Medical and products sold through exclusive distribution arrangements, represent approximately 30% of total revenues. These items help to provide Patterson Medical with a comprehensive range of rehabilitation medical supplies. Patterson Medical believes that its performance culture, oriented toward continuous improvement and “best practices”, will contribute to the achievement of greater productivity and operating income gains.

Growing Through Internal Expansion and Acquisitions. Patterson Medical believes it is well positioned to continue to expand in its core markets. Patterson Medical’s market presence, clinical understanding and close customer relationships allow Patterson Medical to anticipate and flexibly respond to the diverse needs of its customers. Patterson Medical believes its market knowledge, strong vendor relationships and manufacturing capabilities will continue to drive the delivery of value-added solutions through the continual enrichment of its product mix. Additionally, Patterson Medical believes its broad portfolio of national accounts and commitment to expand its sales force will enhance Patterson Medical’s growth and penetration within its current and new customer base.

In connection with the SNR transaction, Patterson Medical acquired Homecraft. Patterson Medical is leveraging this platform to accelerate international expansion, in terms of both product lines and geographic regions. Since the SNR transaction, Patterson Medical has added over 550 pages of new products to the Homecraft catalog. Homecraft and Kinetec brought with them a proven capability to source products at very favorable costs and at high levels of quality from China, which has resulted in meaningful cost savings. Patterson Medical’s management team believes its business model is transferable to other countries, and is using Homecraft to cultivate new relationships through an enhanced product array, sales effort, distribution capabilities and catalog expertise.

In May 2004, Patterson Medical acquired the assets of Medco Supply Company, Inc., or “Medco,” from NCH Corporation. With sales of approximately $40 million, Medco is one of the nation’s leading sports medicine distributors and is based in Buffalo, New York. It sells first aid, safety and medical consumable products, as well as consumable supplies and equipment to podiatrists. The complete product offering includes approximately 10,000 SKUs that are sold through direct mail catalogs and 15 territory sales people. Medco markets to athletic trainers, schools and school nurses, daycare providers and healthcare professionals including podiatrists, chiropractors and physical therapists.

Patterson Medical operates in the highly fragmented rehabilitation medical supplies and non-wheelchair assistive products industry. Patterson Medical’s competition is generally either locally or regionally focused. Patterson Medical intends to opportunistically pursue expansion opportunities in order to add products, customers and capabilities, which will further differentiate Patterson Medical from its competition.

Patterson Medical plans to penetrate several new markets. Target markets with significant core business product overlap include chiropractic, podiatry, sports medicine and institutional activities and crafts. These markets are similar to Patterson Medical’s core business in that they are characterized by large patient volumes and heavy reliance on the course of treatment advice of the respective professional.

Products and Services

The following table sets forth the sales by principal categories offered to rehabilitation supply customers:

	2005	2004
Consumable and printed products	85%	81%
Equipment	11	15
Other	4	4

Total	100%	100%

Consumable and Printed Products

Patterson Medical offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living – dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods / Splints – braces, splints and orthonics for protecting, supporting and positioning

•	Clinical – product that assists in the examination and treatment of patients, such as exercise bands, putty, weights balls and mats

•	Mobility – walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

•	Pediatric Seating and Positioning – rolls, wedges, specialty seating and standers and mobility assistance products for special needs children. This category also includes sensory motor stimulation products such as toys, crafts and devices to assist with balance.

•	Modalities – products for heating and cooling therapies, electrical stimulation, laser, ultrasound, paraffin, iontophoresis and therapeutic creams and lotions

Equipment

Rehabilitation equipment consists of exercise, examination, treatment and therapy equipment and furniture. These products include parallel bars, treatment tables, mat platforms, treadmills, stationary bicycles and CPMs.

Sales and Marketing

Its customers generally know Patterson Medical as Sammons Preston Rolyan in the U.S. and Canada, and Homecraft in the remainder of the world. The Sammons Preston Rolyan and Homecraft business models, which Patterson Medical employs in the U.S., Canada and the U.K., have successfully driven revenue growth and profitability.

A core element of Sammons Preston Rolyan’s strategy is to maintain the most comprehensive single catalog of rehabilitation products and supplies. The catalogs, published for over 50 years, are considered the gold standard of the industry and feature the most comprehensive product offering with longstanding industry-leading positions and recognized brand names.

Patterson Medical has an experienced sales force, national account contracts with major customer groups, unmatched customer service within the industry and proven ability to introduce new products each year, allowing Patterson Medical to compete across the entire spectrum of the rehabilitation medical supplies and non-wheelchair assistive products industry.

Sammons Preston Rolyan’s national accounts group works closely with its sales force to meet the changing needs of its expanding account base. The product management group works closely with customers, suppliers and the sales force to evaluate new products for inclusion in Sammons Preston Rolyan’s product offering. Sammons Preston Rolyan adds approximately 2,500 new products to the catalog each year. Sammons Preston Rolyan’s U.S. national accounts program is staffed by seasoned professionals who have developed a comprehensive portfolio of contracts. Furthermore, the integrated Sammons Preston Rolyan organization has national contracts with major purchasing groups within each submarket, including hospitals, nursing homes and dealers.

For many years, Sammons Preston and SNR had the only national sales forces in the U.S. dedicated to the clinical education and sale of products to institutionally based PTs and OTs. With the recent integration of SNR, Patterson Medical’s clinical presence and sales capability have been enhanced with a broader product offering and a more complete range of proprietary brands. The Patterson Medical sales professionals, many whom are therapists, are located throughout the U.S. and Canada. These sales professionals have utilized the extensive product line and the comprehensive national contracts portfolio to establish direct sales to U.S. hospitals, nursing homes and rehab clinics. Patterson Medical also distributes to national distributors and local dealers.

The rehabilitation medical supplies and non-wheelchair assistive products that Patterson Medical offers are generally not subject to reimbursement pressures from Medicare and Medicaid. Patterson Medical does not engage in third-party billing and collection activities, but sells to customers, including dealers, who provide this service.

The rehabilitation medical supplies and non-wheelchair assistive products industry is highly fragmented. No one manufacturer, distributor or customer represents a significant portion of Patterson Medical’s revenue.

Distribution

Patterson Medical’s distribution process centers on its ability to fill small unit size and small dollar amount orders. In the U.S., over 5,000 packages ship daily from six locations. The primary distribution center is located in Bolingbrook, IL, with certain high volume product also fulfilled from multi-segment facilities within the Patterson distribution network. Approximately 95% of the packages in the U.S. ship via UPS.

Patterson Medical’s call center operates from 7am – 7pm Monday through Friday, processing in excess of 4,000 calls per day. Order entry capability from 7pm – 7am from Monday through Friday and weekends exists through an offsite, third-party contractor with limited systems access. The combination of in-house staff, supplemented with contracted, third party services, provide customers with 24 hours a day, seven days a week ordering capabilities. In addition, fax orders and EDI capabilities support the larger, more technologically advanced customers, including dealers, hospital and long-term care facilities. While Internet ordering capabilities currently exist, customer reception to ordering products via the Internet is currently minimal, but growing.

Sources of Supply

Among Patterson Medical’s core strengths is its ability to obtain premier products from vendors. Patterson Medical purchases its products from over 2,000 suppliers and manufacturers. Although no single supplier accounted for more than 4% of Patterson Medical’s total purchases in fiscal 2005, Patterson Medical frequently is the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through Sammons Preston Rolyan and Homecraft positively due to reputation, longstanding industry-leading position, comprehensive catalogs, national account contracts, sales force presence and distribution capabilities. Patterson Medical continually works at strengthening its supplier relationships through the introduction of supplier programs.

Competition

Patterson Medical believes it is the only national player to offer, “one-stop shopping” to its customers. Patterson Medical’s competition is generally highly fragmented, locally or regionally focused and without the product offering necessary to be a “one-stop shop.” Patterson Medical’s national (and recently acquired international) scale and purchasing power provide Patterson Medical with a favorable cost position and strong pricing trends relative to its competition.

For further information on each of the Company’s three operating segments, and operations by geographic area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this document and Note 11 to the Consolidated Financial Statements.

Trademarks

Patterson has registered with the United States Patent and Trademark Office the marks “Patterson®,” “PDXpress®,” “EagleSoft® “ and “eMAGINE®.” With the addition of AbilityOne, the Company acquired the marks Sammons, Preston, Roylan, Homecraft and numerous other tradenames and trademarks. The Company believes that the Patterson mark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company.

Employees

As of April 30, 2005, the Company had approximately 5,950 employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson’s employees are subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

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

Information relating to corporate governance at Patterson, including our Principles of Business Conduct and Code of Ethics and information concerning our executive officers, directors and Board committees, and transactions in Patterson securities by directors and officers, is available on or through our website www.pattersoncompanies.com under the “Corporate Governance” and “Investor Relations” captions.

We are not including the information maintained on our website as a part of, or incorporating it by reference into, our Form 10-K.

Governmental Regulation

The marketing, distribution and sale of certain products sold by the Company are subject to the requirements of various federal, state and local laws and regulations. The Company is subject to regulation by the Federal Food and Drug Administration, the Drug Enforcement Administration and the U.S. Department of Transportation. Among the federal laws which impact the Company are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and sale of drugs and medical devices which are distributed by the Company, and which requires the Company to be registered with the Federal Food and Drug Administration; the Safe Medical Devices Act, which imposes certain reporting requirements on the Company in the event of an incident involving serious illness, injury or death caused by a medical device distributed by the Company; and the Controlled Substance Act, which regulates the record keeping, handling, storage and sale of certain drugs sold by the Company, and which requires the Company to be registered with the Drug Enforcement Administration. In addition, the transportation of certain products distributed by the Company that are considered hazardous materials is subject to regulation by the U.S. Department of Transportation.

The Company also is required to be licensed as a distributor of drugs and medical devices by each state in which it conducts business. In addition, several state Boards of Pharmacy require the Company to be licensed in their state for the sale of animal health products within their jurisdiction. The Company is also subject to the requirements of foreign laws and regulations, which impact the Company’s operations in those foreign countries where the Company conducts business.

While the Company believes it is in substantial compliance with the laws and regulations which regulate its business, and that it possesses all the licenses required in the conduct of its business, the failure to comply with any of those laws or regulations, or the imposition of new laws or regulations could negatively impact the Company’s business.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the executive officers of the Company as of July 7, 2005.

James W. Wiltz	60	President and Chief Executive Officer - Patterson Companies, Inc.
Peter L. Frechette	67	Chairman of the Board – Patterson Companies, Inc.
R. Stephen Armstrong	54	Executive Vice President, Chief Financial Officer and Treasurer - Patterson Companies, Inc.
Gary D. Johnson	58	Vice President, Operations – Patterson Companies, Inc.
Lynn E. Askew	43	Vice President, Management Information Systems - Patterson Companies, Inc.
Scott R. Kabbes	44	President – Patterson Dental Supply, Inc.
Jeffrey H. Webster	43	President - Webster Veterinary Supply, Inc.
Edward L. Donnelly	49	President – Patterson Medical Products, Inc.

The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

Background of Executive Officers

James W. Wiltz was named the Company’s Chief Executive Officer in May 2005. Mr. Wiltz had held the position of President and Chief Operating Officer since April 2003. Upon being elected Chief Executive Officer, Mr. Wiltz retained the title of President, however the Company eliminated the Chief Operating Officer position. Mr. Wiltz also served as a Vice President of the Company from 1986 to 2003 and as President of Patterson Dental Supply, Inc., from 1996 to 2003. Patterson has employed him since September 1969, initially as a territory sales representative. Mr. Wiltz was appointed to the Board of Directors in March 2001.

Peter L. Frechette was Chief Executive Officer of the Company from September 1982 through May 2005. Mr. Frechette has been a Director of Patterson since March 1983 and was named Chairman of the Board in 1985. Mr. Frechette served as President of the Company from September 1982 to April 2003. Prior to joining Patterson, Mr. Frechette was employed by American Hospital Supply Corporation for 18 years, the last seven of which he served as president of its Scientific Products Division. Mr. Frechette is also a director of FinishMaster, Inc.

R. Stephen Armstrong was elected Executive Vice President, Chief Financial Officer and Treasurer of the Company effective July 1999. Prior to joining Patterson, Mr. Armstrong had been an Assurance Partner with Ernst & Young LLP. Ernst & Young LLP is currently the Company’s independent registered public accounting firm. Mr. Armstrong has been a director of Delphax Technologies, Inc. since 2000.

Gary D. Johnson was elected Vice President, Operations, Patterson Companies, Inc. in June 2004. Mr. Johnson held the position of Vice President, Sales, of Patterson Dental Supply, Inc. from October 1996 to May 2004. Mr. Johnson has served in various sales and management positions since he joined the Company in August 1981.

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

Jeffrey H. Webster has been President of Webster Veterinary Supply, Inc., since its acquisition by Patterson in July 2001. Mr. Webster held various management positions with J. A. Webster, Inc. since 1984. At the time of the acquisition, Mr. Webster was President of J. A. Webster, Inc.

Edward L. Donnelly was named President of Patterson Medical Products, Inc. in October 2004. Mr. Donnelly, who joined Patterson Medical in 1995 and has more than 20 years experience in the rehabilitation supply industry, is responsible for Patterson Medical’s worldwide operations. From the time of the acquisition to October 2004, Mr. Donnelly served as Patterson Medical’s Executive Vice President and Chief Operating Officer.

Item 2. PROPERTIES

The Company owns its principal executive offices in St. Paul, Minnesota, and the majority of its distribution and manufacturing facilities. Leases of other distribution, manufacturing and administrative facilities generally are on a long-term basis, expiring at various times, with options to renew for additional periods. Most sales offices are leased for varying and usually shorter periods, with or without renewal options. The Company believes its properties are in good operating condition and are suitable for the purposes for which they are being used.

Dental Supply

Patterson Dental has 10 dental distribution centers as well as a location used to ship printed office products. Distribution facilities are located in California, Florida, Illinois, Indiana, Iowa, South Carolina, Pennsylvania, Texas, Washington and Quebec and Alberta, Canada. Patterson Dental owns approximately 70%, or 345,000 square feet, of its total distribution space and the balance is leased. The dental supply segment is headquartered in the Company’s principal executive offices. This segment also maintains sales and administrative offices inside the United States at 89 locations in over 40 states and at 11 locations in Canada. Substantially all of these locations are leased. Patterson Dental has one owned manufacturing facility used to produce printed office products.

Veterinary Supply

Headquartered in Sterling, Massachusetts, the veterinary supply segment has 15 veterinary distribution centers totaling over 300,000 square feet. Sales and administrative personnel for the veterinary segment reside with the distribution facilities. Facilities are located in Massachusetts, Pennsylvania, Florida, Texas, North Carolina, Alabama, Missouri, Colorado, Washington, Kentucky, Arizona and Indiana. Additionally, product is now shipping from two distribution facilities within the Patterson shared services distribution network.

Rehabilitation Supply

Patterson Medical is headquartered in Bolingbrook, Illinois, and owns or leases approximately 360,000 square feet, or 11 facilities, worldwide. Approximately 45% of the total facility space is dedicated to distribution, 40% is allocated to manufacturing and the balance is for sales and administrative offices. The Company owns about 40% of the total space utilized. Domestically, the rehabilitation supply segment maintains facilities in Illinois, Wisconsin, South Carolina, New York and Michigan. Internationally, this segment has four facilities located in Britain, France and Canada. Additionally, high volume product is stocked and shipped from three distribution centers that are shared with the dental supply segment. These shared distribution centers are located in California, Florida and Texas.

Item 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company. The Company has been involved in various product-related and employment-related legal proceedings arising in the ordinary course of business. Some of these proceedings involve product liability claims arising out of the use of dental products manufactured by third parties and distributed by the Company. The Company believes that if any such product liability cases were determined in favor of the claimants, the manufacturers of such products would have primary responsibility for any damages because Patterson is a distributor of finished goods manufactured by third parties. In the event a manufacturer of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company could have liability for the entire judgment.

Since May 1985, the Company has maintained product liability insurance coverage for any potential liability for claims arising out of products sold by the Company. The Company believes that any liabilities which might result from claims relating to events occurring after May 1985, would be adequately covered by such insurance and that any unfavorable results in such cases would not have a material adverse effect on the Company’s business or financial condition. With respect to claims relating to events occurring prior to May 1985, the agreement providing for the acquisition of Patterson from The Beatrice Companies, Inc. provides that Beatrice and its successors are obligated to indemnify the Company for losses exceeding a litigation reserve established at the time of the acquisition. To date, the successor to Beatrice has not been asked to indemnify the Company regarding any matters. Although the Company has insurance coverage for product liability claims relating to events occurring after May 1985 and may be entitled to indemnification from third parties under certain circumstances, any additional litigation could have a material adverse effect on the Company’s business or financial condition in the future.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the three-month period ended April 30, 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Stock Market® under the symbol “PDCO.”

On September 14, 2004 the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock in the form of a 100% stock dividend, payable on October 22, 2004. As a result, all share and per share amounts have been restated to reflect the stock split.

The following table sets forth the range of high and low sale prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2005
First Quarter	$39.10	$34.38
Second Quarter	$39.01	$36.21
Third Quarter	$46.16	$36.97
Fourth Quarter	$52.30	$45.81

	High	Low
Fiscal 2004
First Quarter	$25.59	$19.38
Second Quarter	$32.02	$24.68
Third Quarter	$35.75	$29.70
Fourth Quarter	$39.75	$31.88

On July 7, 2005, the number of holders of record of common stock was 3,564. The transfer agent for the Company’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12. The Company did not repurchase any of its common stock during fiscal 2005.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30, 2005	April 24, 2004	April 26, 2003	April 27, 2002	April 28, 2001	April 29, 2000	April 24, 1999	April 25, 1998	April 26, 1997	April 27, 1996
Statement of Operations Data:
Net sales	$2,421,457	$1,969,349	$1,656,956	$1,415,515	$1,156,455	$1,045,883	$883,268	$782,284	$691,779	$611,086
Cost of sales	1,558,946	1,267,005	1,082,370	921,335	747,301	678,766	571,698	505,069	455,967	405,988

Gross margin	862,511	702,344	574,586	494,180	409,154	367,117	311,570	277,215	235,812	205,098
Operating expenses (2)	560,375	459,844	395,638	347,000	294,039	269,658	234,098	212,833	184,627	161,164

Operating income	302,136	242,500	178,948	147,180	115,115	97,459	77,472	64,382	51,185	43,934
Other income – net (2)	(8,689)	(2,980)	7,454	5,043	7,081	5,540	2,239	1,324	1,119	1,711

Income before income taxes and cumulative effect of accounting change	293,447	239,520	186,402	152,223	122,196	102,999	79,711	65,706	52,304	45,645
Income taxes	109,749	90,055	70,082	56,933	45,721	38,527	29,815	24,937	19,687	16,997

Income before cumulative effect of accounting change	$183,698	$149,465	$116,320	$95,290	$76,475	$64,472	$49,896	$40,769	$32,617	$28,648

Diluted earnings per share (1) (2)	$1.32	$1.08	$0.85	$0.70	$0.56	$0.48	$0.37	$0.31	$0.25	$0.22

Weighted average shares and potentially dilutive shares outstanding (1)	138,873	137,768	136,894	136,402	135,526	135,088	133,986	132,650	130,758	129,908

Dividends per common share	—	—	—	—	—	—	—	—	—	—

Balance Sheet Data:
Working capital	$477,749	$514,455	$422,093	$331,413	$310,046	$238,502	$187,952	$133,256	$96,893	$114,883
Total assets	1,685,301	1,588,957	823,978	718,376	549,180	451,976	373,250	316,373	255,311	212,973
Total debt	321,557	499,587	274	976	990	1,719	2,097	7,202	10,792	10,681
Stockholders’ equity	1,015,072	801,758	633,686	514,360	408,515	330,470	265,199	210,303	163,662	127,852

1.	Amounts are adjusted for two-for-one stock splits on September 14, 2004 and June 13, 2000 and a three-for-two stock split on January 12, 1998.
2.	Reflects the adoption of FASB Statement No. 142 “Goodwill and Other Intangible Assets” in fiscal year 2003. See Note 1 “Goodwill and Other Intangible Assets,” to the consolidated financial statements. Had this standard been adopted at the beginning of fiscal 1996, income in fiscal years 1996 through 2002 would have been positively impacted by no more than $0.02 per diluted share.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s fiscal 2005 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes. The following background is essential to more fully understand the Company’s financial information.

Patterson operates a distribution business in three complementary markets: dental supply, veterinary supply and rehabilitation supply. Historically the Company’s strategy for growth focused on internal growth and the acquisition of smaller distributors and businesses offering related products and services to the dental market. In fiscal 2002, the Company expanded its strategy to take advantage of a parallel growth opportunity in the veterinary supply market by acquiring the assets of J. A. Webster, Inc. The Company added a third component to its business platform in fiscal 2004 when it entered the rehabilitation supply market with the acquisition of AbilityOne Products Corp. (“AbilityOne”) on September 12, 2003. See Note 4 to the consolidated financial statements for more on this transaction. AbilityOne is now known as Patterson Medical Products, Inc. (“Patterson Medical”).

The historical operating performance of the veterinary supply and rehabilitation supply businesses are somewhat different than the dental supply business. Gross margin percentages in the veterinary business are typically in the low-to-mid 20’s compared to the mid 30’s for dental. The operating expense rate is also lower in the veterinary business than in the dental business. Gross margin percentages in the rehabilitation business are in the low-to-mid 40’s while operating expense in relation to sales, including the amortization of intangibles, is higher than dental.

There are several important aspects of the Company’s business, including: (1) market growth in the various markets it operates; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines

“internal growth” as the increase in net sales from period to period, excluding the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that it has acquired. With these factors in mind, management has established certain operating objectives, which include increasing net sales four percentage points faster than the average market growth rate and improving operating margins by 50 basis points annually. The Company did not anticipate achieving its objective related to operating margins in fiscal 2005 because of the substantial amounts of intangible asset amortization from recent acquisitions, including Patterson Medical, and absorbing the costs of the acquisitions throughout the year. The Company does anticipate achieving its objective of a 50 basis point improvement in operating margins in fiscal 2006.

The Company made significant progress toward its objective of driving long-term, sustainable improvements in sales, profitability and cash flow in fiscal 2005. Net sales in 2005 increased 23.0% from the prior year, including internal growth of 12.1%. There was an estimated impact of 1.7% to fiscal 2005 sales due to an extra, or fifty-third week (the Company uses a fifty-two, fifty-three week convention ending on the last Saturday in April). Also included in the increase in net sales for the year ended April 30 is a favorable foreign currency translation impact of 0.5%, with the remaining sales increase predominately attributed to acquisitions. The Company also achieved a 20 basis point improvement in its operating margin and increased net income by 22.9%.

Results for fiscal year 2003 include the impact of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” resulting in the cessation of goodwill amortization. Additional information regarding the adoption of SFAS No. 142 is included in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K. That information is incorporated by reference into this section of this report.

Results of Operations

The following table summarizes the consolidated results of operations over the past three fiscal years as a percent of sales:

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.4%	64.3%	65.3%

Gross margin	35.6%	35.7%	34.7%
Operating expenses	23.1%	23.4%	23.9%

Operating income	12.5%	12.3%	10.8%
Interest expense	0.6%	0.4%	—
Other income, net	0.2%	0.3%	0.4%

Income before taxes and cumulative effect of accounting change	12.1%	12.2%	11.2%
Income taxes	4.5%	4.6%	4.2%

Income before cumulative effect of accounting change	7.6%	7.6%	7.0%

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Net sales for the year ended April 30, 2005 totaled $2,421.5 million, a 23.0% increase from $1,969.3 million reported for the previous year. Fiscal 2005 included an extra, or fifty-third week as compared to fiscal 2004, which included fifty-two weeks. The Company’s fiscal year ends on the last Saturday of April each year. The estimated impact of the extra week contributed 1.7% of the fiscal 2005 sales growth.

Sales of our largest business unit, dental supply, increased 13.5%. Excluding the impact of the extra week, foreign currency exchange translation related to our Canadian operations, and the acquisition of CAESY, sales grew 11.5% in fiscal 2005.

Sales of dental consumable supplies experienced strong growth of 8.9%. After the estimated impact of the extra week, consumables sales rose approximately 7%, which is on the high end of our estimated market growth of 5% to 7%. Sales of equipment and related software within this business unit continued to be a principal sales growth driver, improving by 21.5%. While sales growth was seen across various equipment categories, demand for new-technology equipment was particularly robust, with sales of the CEREC® 3D dental restorative system up 39% for the year, while sales of digital radiography systems, including related software and hardware, rose 31%. Sales of other services and products, consisting primarily of parts, technical service, software support and insurance e-claims, grew 11.1%.

The increase in veterinary supply sales of 38.5% included contributions from the acquisitions of ProVet in late fiscal 2004 and Milburn in October 2004, as well as the impact of an extra week. Two other unique factors affected the comparability of sales between fiscal years 2005 and 2004. First, ProHeart 6, an injectable heartworm medication, was voluntarily recalled by its manufacturer in September 2004. This recall resulted in lost revenues of approximately $6 million in fiscal 2005. Second, a temporary pharmaceutical distribution agreement was in place during fiscal 2004 until the third quarter, at which time the agreement was converted to an agency arrangement, resulting in lower sales. This agency arrangement remained the same for the balance of fiscal 2004 and for all of fiscal 2005.

Excluding the impact of the acquisitions, extra week, ProHeart 6 recall and distribution agreement conversion, net sales increased 7.8% in the veterinary supply business.

The September 2003 acquisition of Patterson Medical resulted in the creation of the rehabilitation supply business unit which contributed sales of $142.3 million in fiscal 2004. With a full year of operations, as well as the acquisition of Medco, revenues more than doubled to $295.3 million in fiscal 2005. On a pro forma basis, as if the acquisition of Patterson Medical was effective at the beginning of fiscal 2004, and excluding the estimated impact of the extra week, foreign currency translation related to foreign operations, and the Medco acquisition, sales grew by 8.7%.

Gross Margin. Gross margin declined 10 basis points in fiscal 2005 to 35.6%. The Company did experience a sequential improvement each quarter after the first in fiscal 2005, including a 50 basis point improvement between the third and fourth quarter.

In fiscal 2005, dental supply gross margins increased 20 basis points reflecting favorable product mix, including the newly acquired CAESY product offerings. Gross margin decreases in the other business units offset the improvement in the dental unit.

There are continuing pricing pressures within the veterinary supply market that are affecting margins. Additionally, the recent acquisitions of ProVet and Milburn carry lower gross margin than the traditional Webster business. Patterson Medical’s gross margin decline is attributable largely to a shift in product mix.

Operating Expenses. The consolidated operating expense ratio decreased to 23.1%, down 30 basis points from 23.4% a year ago. The dental ratio improved 40 basis points, reflecting operating leverage on additional sales.

The veterinary segment experienced an increase in its operating expense ratio of 1.2 percentage points, as the recent acquisitions, which had higher costs structures than the traditional Webster business, have been assimilated into the segment’s existing structure.

Patterson Medical’s operating expense ratio increased 40 basis points. Contributing to the increase in the expense ratio were additional catalog costs, including costs related to the Medco business acquired in May 2004, and additional amortization expense.

Consolidated amortization expense in fiscal 2005 and fiscal 2004 was $12.2 million and $7.2 million, respectively. The $5 million increase was due primarily to amortization on certain intangible assets related to the acquisition of Patterson Medical, some of which are being amortized on an accelerated basis due to their nature. Also, a non-compete agreement of approximately $0.7 million was written off in the third quarter of fiscal 2005. The Company anticipates depreciation and amortization expense will decrease by $3 to $4 million in fiscal 2006.

Operating Income. Operating income increased 24.6% and improved 20 basis points as a percent of sales. A full year of operations from Patterson Medical and improved operating leverage in the dental segment were the primary drivers of the operating margin improvement.

Interest Expense. Interest expense increased from $9.6 million to $15.1 million as a result of the mid-fiscal 2004 debt financing related to the acquisition of Patterson Medical. The Company paid down substantial amounts of debt during the year. However much of this debt could not be paid until late in the year based on terms of the agreements. Thus, fiscal 2005 interest expense was not significantly affected by the debt retirements.

Other Income, net. Other income, net of other expenses, was consistent year over year. Composed primarily of finance interest income in both years, net other income was $6.5 million for fiscal 2005 compared to $6.6 million for fiscal 2004.

Income Taxes. The effective income tax rate in fiscal 2005 was 37.4%, a slight decrease from 37.6% in fiscal 2004. The decrease was due to the addition of the foreign operations of Patterson Medical, particularly in the U.K.. The U.K. operations caused the estimated annual effective tax rate to decline since the rates in the U.K. were less than in the United States during the year.

Earnings Per Share. Earnings per share increased to $1.32, up $0.24 or 22% from the $1.08 earnings per share reported in fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

Net Sales. Net sales for the year ended April 24, 2004 totaled $1,969.3 million, an 18.9% increase from $1,657.0 million reported for the previous year.

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

Sales of the Webster Veterinary Supply unit increased 13.4% for the year to $210.7 million. Webster sales include the impact of a temporary pharmaceutical distribution agreement that was in place last year but was converted back into an agency arrangement in the third quarter of fiscal 2004, as well as the April 16, 2004 acquisition of ProVet, a companion pet veterinary distributor. On a comparable basis, excluding the revenues from the change in the distribution agreement and the ProVet acquisition, sales in this segment increased 9.1% in fiscal 2004.

Rehabilitation supply sales stemming from the Patterson Medical acquisition amounted to $142.3 million. On a pro forma basis, sales increased about 6.0%.

Gross Margins. Gross margins increased a full percentage point in fiscal 2004 to 35.7% due primarily to the impact of the Patterson Medical acquisition, which has margins in the mid-to-low 40’s.

Dental supply gross margins increased 50 basis points reflecting favorable product mix along with some pricing improvement. Product mix benefited from sales of the higher margin CEREC 3D dental restorative system as well as digital radiography and related software.

Offsetting the higher margins discussed above was a decline in veterinary supply margins due to sales under the temporary pharmaceutical distribution agreement, which carried a much lower margin than historical levels for most of the fiscal year.

Operating Expenses. Fiscal 2004 included seven and one-half months of results from Patterson Medical. Excluding the impact of this acquisition, operating expenses increased 7.3% from prior year levels but declined to 23.2% as a percent of sales, or 70 basis points. This resulted from improved operating leverage in both the dental and veterinary supply segments.

The dental segment gained leverage on the operating expense line despite substantial investments in the sales organization, the new technical service system and other corporate objectives.

As a percent of sales, the veterinary segment showed a 1.3 percentage point improvement in expenses year over year.

Operating expenses as a percent of sales for Patterson Medical were approximately two percentage points higher than the remainder of the business due to the amortization of certain intangible assets resulting from the accounting for the acquisition.

Operating Income. Operating income increased 35.5% and improved 150 basis points as a percent of sales. The acquisition of Patterson Medical, increased sales of higher margin dental equipment and improved operating leverage accounted for most of the increase.

Interest Expense. Interest expense increased to $9.6 million as a result of debt put in place to finance the acquisition of Patterson Medical, including the write-off of $1.3 million of origination fees on the bridge loan used to close the acquisition, which was retired during the period.

Other Income, net. Other income, net of expenses, was $6.6 million for fiscal 2004 compared to $7.5 million for fiscal 2003. This reduction occurred in finance income and was caused by a decrease in invested funds, due to the use of cash on hand to partially fund the acquisition of Patterson Medical, and lower interest rates on investments.

Income Taxes. The effective income tax rate in fiscal 2004 was 37.6%, unchanged from the prior year. While the Company had more foreign income, the tax rate in the foreign jurisdictions did not have a substantial impact on the overall tax rate.

Earnings Per Share. Earnings per share increased to $1.08, up $0.23 or 27% from the $0.85 reported in fiscal 2003. Patterson Medical contributed approximately $0.08 per share in fiscal 2004.

Liquidity and Capital Resources

Patterson’s operating cash flow has been the Company’s principal source of liquidity in fiscal 2005, 2004 and 2003, supplemented in fiscal 2004 by the issuance of $500 million of debt. Cash generated from operating activities was invested in working capital, capital expenditures and acquisitions.

Operating activities generated cash of $207.3 million in fiscal 2005 compared with $197.7 million in fiscal 2004 and $86.7 million in fiscal 2003. Cash flow from operations was diminished in fiscal 2003 by an increase in the level of equipment finance contracts the Company carried. Under the terms of an agreement with a commercial paper conduit in fiscal 2003, the Company was required to receive one payment from the customer before a contract was eligible for sale to the commercial paper conduit. This requirement in conjunction with increased equipment sales resulted in an increase in the level of accounts receivable in fiscal 2003. This requirement was removed in fiscal 2004.

Capital expenditures net of dispositions were $31.5, $19.6 and $11.4 million in fiscal years 2005, 2004 and 2003, respectively. The increase in 2005 reflected spending for a new distribution center that became fully operational in March 2005, the expansion of informational systems and a new building for the printed office products division.

The Company expects to invest approximately $25 to 30 million in capital expenditures during fiscal 2006. Uses of these funds include the replacement and upgrading of the distribution capacity in the U.S. and the U.K. and the expansion of information systems.

In fiscal 2005, the Company used $72.9 million of cash for acquisitions, including Medco, CAESY and Milburn. In fiscal 2004, the Company used $606.4 million of cash for acquisitions, namely Patterson Medical and ProVet. The acquisition of Patterson Medical was initially debt financed through a $500 million bridge loan. In November 2003, the bridge loan was converted into two permanent debt-financing arrangements as more fully described in Note 7 to the Consolidated Financial Statements.

The Company did not repurchase any of its common stock in fiscal 2005 or fiscal 2004, but did repurchase 321,299 shares of its common stock for $13.1 million during fiscal 2003.

The Company had $245.9 million of cash and short-term investments as of April 30, 2005. On June 30, 2005, the Company paid a $100 million exclusivity fee under an agreement that extended an existing relationship with a manufacturer for an additional 10 years. The exclusivity fee will be amortized over the period of the agreement.

Management continues to expect funds generated from operations and existing cash and short-term investments to be sufficient to meet the Company’s working capital needs for the next fiscal year. The Company will continue to obtain liquidity from the sale of its equipment finance contracts.

In fiscal 2005, the Company paid down the full $50 million balance outstanding on a revolving credit facility that existed at the end of fiscal 2004. An amount of $200 million is available to the Company under this revolving credit facility until fiscal 2009. Additionally, in April 2005, the Company made a prepayment of $100 million on its floating-rate debt and an additional $5 million payment over and above the scheduled amortization on its term loan. Scheduled quarterly amortization on the term loan for the year totaled $20 million.

The Company’s short-term and long-term facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives. Future debt prepayments will depend on management’s views with respect to interest rates together with the investment needs of the business at the time.

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

The Company had two primary objectives in placing this debt: one, to lower its overall cost of capital, and two, to provide significant flexibility in financing the growth of the business. Approximately $200 million of capacity under the bank arrangement remains for future use.

A summary of the Company’s contractual obligations as of April 30, 2005 follows (in thousands):

	Payment due by year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$321,557	$20,027	$161,530	$140,000	—
Operating Leases	45,619	11,618	17,384	12,439	4,178

Additionally, the Company has a firm purchase commitment of approximately $10 million related to the construction of a new facility in the U.K. The Company anticipates making this expenditure during fiscal 2006. For a more complete description of our contractual obligations, please see Notes 7 and 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Outlook

Over the last ten years, the Company has been able to average double-digit revenue and earnings growth through its strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions. The Company’s growth strategy will continue to focus on these key elements. Maintaining financial flexibility is also a key component of the Company’s future growth. With strong operating cash flow and available credit capacity, the Company is confident that it will be able to financially support its future growth. The strategic initiatives that the Company implemented during fiscal 2005, which have significantly strengthened the Company’s operational platform, are also a key ingredient to continuing future growth. Given these factors, the Company considers itself well positioned to continue capitalizing upon the growth opportunities in the dental supply, companion-pet veterinary supply and the worldwide rehabilition supply markets. The Company continues to believe that the sustainable, long-term growth rate of its North American dental operation is four percentage points in excess of the market’s 7% to 9% estimated rate of growth. The Company also believes its Webster and Patterson Medical units can continue to grow faster than the estimated 6% to 7% growth rate of the U.S. companion-pet veterinary supply market and the estimated 6% to 8% growth rate of the rehabilition market.

Asset Management

The following table summarizes the Company’s days sales outstanding (DSO) and inventory turnover over the past three fiscal years:

	2005	2004	2003
Days sales outstanding	46	46	49
Inventory turnover (1)	7.9	8.2	7.3

(1)	The inventory values used in this calculation are the LIFO inventory values for all distributed inventories except for Colwell and Patterson Medical manufactured inventories and all foreign inventories, which are valued using FIFO inventory value.

Foreign Operations

Foreign sales are derived primarily from operations in Canada and from Patterson Medical’s operations in the U.K. and France. Fluctuations in currency exchange rates have not significantly impacted earnings. However, net sales in fiscal 2005, 2004 and 2003 were enhanced by changes in the exchange rate. Without foreign currency effects, net sales would have been $12.6 million, $19.4 million and $2.3 million lower in fiscal years 2005, 2004 and 2003, respectively. Changes in currency exchange rates is a risk accompanying foreign operations, but this risk is not considered material with respect to the net operations of the Company’s business.

Critical Accounting Policies

The Company has adopted various accounting policies to prepare its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Management believes that the Company’s policies are conservative and its philosophy is to adopt accounting policies which minimize the risk of adverse events having a material impact on recorded assets and liabilities. However, the preparation of financial statements requires the use of estimates and judgments regarding the realization of assets and the settlements of liabilities based on the information available to management at the time. Changes subsequent to the preparation of the financial statements in economic, technological and competitive conditions may materially impact the recorded values of the Company’s assets and liabilities. Therefore, the users of the financial statements should read all the notes to the Consolidated Financial Statements and be aware that conditions currently unknown to management may develop in the future. This may require a material adjustment to a recorded asset or liability to consistently apply the Company’s significant accounting principles and policies that are discussed in Note 1 to the Consolidated Financial Statements. The financial performance and condition of the Company may also be materially impacted by transactions and events that the Company has not previously experienced and for which the Company has not been required to establish an accounting policy or adopt a generally accepted accounting principle. Because we are primarily a distributor, we face inventory risk due to obsolescence and customer preference. We assess our inventories continually and value them at the lower of cost or market, and in addition, we relieve inventory cost using a last-in, first-out convention which results in an inventory carrying value that is well below the replacement cost of the inventory. Our revenue recognition processes involve establishing estimates for bad debts, returns, damaged goods and other allowances. These estimates are based on historical experience and the facts known at the date of the preparation of the financial statements, but future events could cause actual results to vary from our estimates. In addition, we have acquired other businesses in the past and this has resulted in goodwill being recorded on our financial statements. While goodwill is no longer amortized systematically over time due to changes in generally accepted accounting principles in the U.S., goodwill is subject to a periodic assessment of its continuing value to the Company. Currently, we believe the recorded value is below the realizable value of this asset.

New Accounting Pronouncements

Share-Based Payment - On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is a revision of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and generally requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including employee stock options) based on the grant-date fair value of the award.

SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2007, however early adoption is permitted. The Company is currently evaluating SFAS 123R to determine the date of adoption, which fair-value-based model and transitional provision will be followed upon adoption, and the impact it may have on the Company’s consolidated financial statements.

Inventory Costs - In November 2004, the FASB issued Statement No. 151 (SFAS 151), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material in the valuation of inventory. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on its consolidated financial statements.

Income Taxes - In December 2004, the FASB issued Financial Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the American Jobs Creation Act on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision; however, the Company does not expect to complete this evaluation until after Congress or the U.S. Treasury Department provides further clarification on key elements of the provision. The Company does not anticipate the repatriation of foreign earnings.

Factors That May Affect Future Operating Results

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K include forward-looking statements. Words such as “believes,” “expects,” “plans,” “estimates,” “intends” and variations of such words are intended to identify such forward-looking statements. The statements are not guaranties of future performance and are subject to certain risks, uncertainties or assumptions that are difficult to predict; therefore, the Company cautions shareholders and prospective investors that the following important factors, among others, could cause the Company’s actual operating results to differ materially from those expressed in any forward-looking statements. The factors listed under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

•	The Company’s ability to meet increased competition from national, regional and local full-service distributors and mail-order distributors of dental, veterinary and rehabilition products, while maintaining current or improved profit margins.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

•	The continued ability of the Company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

•	Changes in the economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

•	Reduced growth in expenditures for dental services by private dental insurance plans.

•	The accuracy of the Company’s assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive and specialty dental services such as periodontic, endodontic and orthodontic procedures.

•	The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

•	The effects of healthcare related legislation and regulation, which may affect expenditures or reimbursements for rehabilitation and assistive products.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market pricing risk consisting of foreign currency rate fluctuations and changes in interest rates.

The Company is exposed to foreign currency exchange rate fluctuations in its operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds and Euros. Although historically the Company has elected not to enter into any hedging contracts, it continually evaluates its foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to the Company’s most significant foreign currency exposures would have had an impact of approximately $21.0 million on fiscal 2005 net sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The Company’s operation in the U.K. purchases product sourced in the United States and certain Far Eastern countries that require payment denominated in the U.S. dollar. To assist in controlling the potential volatility on its cost of products sold resulting from changes in currency exchange rates, this operation enters into foreign currency options that fix the maximum rate the operation pays for U.S. dollars. At April 30, 2005, the operation had options to purchase up to $3.5 million U.S. dollars at a rate of 1.72 U.S. dollars to 1.00 British Pound, or better.

The Company’s earnings are also affected by fluctuations in short-term interest rates through the investment of its cash balances, borrowings under LIBOR based debt instruments and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a group of banks that provide for pricing based on variable interest rates.

During fiscal 2004, the Company entered into $650 million of new debt financing agreements that included both fixed and variable interest rate debt instruments. As of April 30, 2005, the Company had approximately $320 million of debt outstanding under these agreements of which $170 million was variable interest rate based debt. The Company views its variable interest rate debt position on a net basis that gives effect to the Company’s cash and short term investments balances. To further reduce its exposure to fluctuations in interest rates, in fiscal 2004 the Company entered into an interest rate swap agreement that fixed an additional $100 million of the variable interest rate debt exposure through November 2005. While hedging activities provide only limited protection against interest rate risk, the interest rate swap agreement was entered into for the sole purpose of hedging an existing interest rate exposure, not for speculation. An expanded discussion of the interest rate swap is included in Note 8 to the Consolidated Financial Statements that are included elsewhere in this document.

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

The Company estimates that if interest rates had been 10% higher during the year, the annual impact would have been to reduce earnings before income tax by approximately $2.3 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Patterson Companies, Inc.

We have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting accompanying this report, that Patterson Companies, Inc. maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Patterson Companies, Inc. maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2005 consolidated financial statements of Patterson Companies, Inc. and our report dated July 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, MN

July 1, 2005

The Board of Directors and Shareholders of Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. as of April 30, 2005 and April 24, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 30, 2005. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 30, 2005 and April 24, 2004, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Patterson Companies, Inc.’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 1, 2005 expressed an unqualified opinion thereon.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in fiscal 2003.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

July 1, 2005

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	April 30, 2005	April 24, 2004
ASSETS
Current assets:
Cash and cash equivalents	$232,549	$287,160
Short-term investments	13,382	8,018
Receivables, net of allowance for doubtful accounts of $5,189 and $5,437 at April 30, 2005 and April 24, 2004, respectively	317,168	285,249
Inventory	206,405	173,022
Prepaid expenses and other current assets	30,533	24,694

Total current assets	800,037	778,143
Property and equipment, net	97,178	77,233
Long-term receivables, net	33,573	25,840
Goodwill	632,549	601,194
Identifiable intangibles, net	113,530	97,023
Other	8,434	9,524

Total assets	$1,685,301	$1,588,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,536	$149,528
Accrued payroll expense	34,075	30,796
Other accrued expense	72,792	61,409
Income taxes payable	20,858	1,924
Current maturities of long-term debt	20,027	20,031

Total current liabilities	322,288	263,688
Long-term debt	301,530	479,556
Deferred income taxes	46,411	43,955

Total liabilities	670,229	787,199
Stockholders’ equity:
Preferred Stock, $.01 par value: Authorized shares - 40,000	—	—
Common Stock, $.01 par value: Authorized shares – 1,200,000 Issued and outstanding shares – 137,834 and 68,450 at April 30, 2005, and April 24, 2004, respectively	1,378	685
Additional paid-in capital	124,212	100,995
Accumulated other comprehensive income	8,519	2,901
Retained earnings	901,829	718,818
Notes receivable from ESOP	(20,866)	(21,641)

Total stockholders’ equity	1,015,072	801,758

Total liabilities and stockholders’ equity	$1,685,301	$1,588,957

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30, 2005	April 24, 2004	April 26, 2003
Net sales	$2,421,457	$1,969,349	$1,656,956
Cost of sales	1,558,946	1,267,005	1,082,370

Gross profit	862,511	702,344	574,586
Operating expenses	560,375	459,844	395,638

Operating income	302,136	242,500	178,948
Other income and expense:
Other income, net	6,452	6,647	7,520
Interest expense	(15,141)	(9,627)	(66)

Income before income taxes and cumulative effect of accounting change	293,447	239,520	186,402
Income taxes	109,749	90,055	70,082

Income before cumulative effect of accounting change	183,698	149,465	116,320
Cumulative effect of accounting change	—	—	3,372

Net income	$183,698	$149,465	$119,692

Before cumulative effect of accounting change:
Earnings per share — basic	$1.34	$1.10	$0.86

Earnings per share — diluted	$1.32	$1.08	$0.85

After cumulative effect of accounting change:
Earnings per share — basic	$1.34	$1.10	$0.88

Earnings per share — diluted	$1.32	$1.08	$0.87

Weighted average shares:
Basic	136,839	135,932	135,662
Diluted	138,873	137,768	136,894

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Notes Receivable from ESOP	Total
	Number	Amount
Balance at April 27, 2002	68,124,646	$681	$90,777	$(3,084)	$449,661	$(23,675)	$514,360
Foreign currency translation adjustment	—	—	—	2,565	—	—	2,565
Net income	—	—	—	—	119,692	—	119,692

Comprehensive income							122,257

Common stock issued, net	281,173	3	9,054	—	—	—	9,057
Payment on ESOP note	—	—	—	—	—	1,143	1,143
Share repurchases	(321,299)	(3)	(13,128)	—	—	—	(13,131)

Balance at April 26, 2003	68,084,520	681	86,703	(519)	569,353	(22,532)	633,686

Derivative financial instrument unrealized gain	—	—	—	626	—	—	626
Foreign currency translation adjustment	—	—	—	2,794	—	—	2,794
Net income	—	—	—	—	149,465	—	149,465

Comprehensive income							152,885

Common stock issued, net	365,816	4	14,292	—	—	—	14,296
Payment on ESOP note	—	—	—	—	—	891	891

Balance at April 24, 2004	68,450,336	685	100,995	2,901	718,818	(21,641)	801,758

Derivative financial instrument unrealized gain	—	—	—	251	—	—	251
Foreign currency translation adjustment	—	—	—	5,367	—	—	5,367
Net income	—	—	—	—	183,698	—	183,698

Comprehensive income							189,316

Common stock issued, net	625,574	6	20,217	—	—	—	20,223
Stock split	68,699,134	687	—	—	(687)	—	—
Conversion of debenture	58,846	—	3,000	—	—	—	3,000
Payment on ESOP note	—	—	—	—	—	775	775

Balance at April 30, 2005	137,833,890	$1,378	$124,212	$8,519	$901,829	$(20,866)	$1,015,072

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 30, 2005	April 24, 2004	April 26, 2003
Operating activities:
Income before cumulative effect of accounting change	$183,698	$149,465	$116,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,648	12,231	10,297
Amortization	12,214	7,210	2,479
Bad debt expense	1,546	2,348	1,382
Deferred income taxes	840	2,785	1,314
Change in assets and liabilities net of acquired:
Increase in receivables	(31,365)	(4,241)	(43,822)
(Increase) decrease in inventory	(22,033)	(8,468)	19,654
Increase (decrease) in accounts payable	18,600	21,585	(23,244)
Increase in accrued liabilities	28,170	12,220	9,383
Other changes from operating activities, net	987	2,606	(7,020)

Net cash provided by operating activities	207,305	197,741	86,743

Investing activities:
Additions to property and equipment, net	(31,533)	(19,624)	(11,356)
Purchase of investments	(22,141)	(3,148)	(8,570)
Sale of investments	16,777	17,396	11,555
Acquisitions	(72,855)	(606,382)	(6,493)

Net cash used in investing activities	(109,752)	(611,758)	(14,864)

Financing activities:
Payments of long-term debt	(176,269)	(8,882)	(399)
Cash payments received on notes receivable from ESOP	775	891	1,143
Repurchases of common stock	—	—	(13,131)
Proceeds from debt	—	498,750	—
Common stock issued, net	20,223	14,296	9,057

Net cash (used in) provided by financing activities	(155,271)	505,055	(3,330)
Effect of exchange rate changes on cash	3,107	940	647

Net (decrease) increase in cash and cash equivalents	(54,611)	91,978	69,196
Cash and cash equivalents at beginning of period	287,160	195,182	125,986

Cash and cash equivalents at end of period	$232,549	$287,160	$195,182

Supplemental disclosures:
Income taxes paid	$90,815	$78,293	$68,495
Interest paid	13,652	4,648	50
Convertible debenture issued for acquisition	—	4,500	—
Convertible debenture conversion	3,000	—	—

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Patterson Companies, Inc. (formerly Patterson Dental Company), “Patterson” or “the Company” is a value-added distributor serving the dental, companion-pet veterinarian and rehabilitation supply markets. The Company has three reportable segments: dental supply, veterinary supply and rehabilitation supply.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company’s wholly owned subsidiaries, including Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Patterson Dental Canada, Inc., PDC Funding Company, LLC, Patterson Medical Products, Inc. and AbilityOne Homecraft Limited. Significant inter-company transactions and balances have been eliminated in consolidation. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC. Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

Fiscal Year End

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Accordingly, fiscal year 2005 included fifty-three weeks while fiscal years 2004 and 2003 included fifty-two weeks.

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

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market funds, highly-rated commercial paper and government securities. The maturities of these securities at the time of purchase is 90 days or less. All cash equivalents are classified as available- for-sale and carried at market value, which approximates cost.

Short-Term Investments

Short-term investments consist of highly rated commercial paper, corporate notes and bonds, and government securities with maturities longer than 90 days at the date of purchase. Additionally, short-term investments include auction rate securities. Auction rate securities are investments that are typically backed by preferred stock or long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals, often through a dutch auction process. All short-term investments are carried at market value, which approximates cost.

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all distributed inventories except Colwell and Patterson Medical manufactured inventories, which are valued using the first-in, first-out (FIFO) method as are all foreign inventories. Inventories valued at LIFO represent 86% and 81% of total inventories at April 30, 2005, and April 24, 2004, respectively.

The accumulated LIFO reserve was $28,994 at April 30, 2005, and $24,864 at April 24, 2004. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist of customer lists and other amortizable intangible assets and are amortized using estimated useful lives ranging from 3 to 18 years. Other intangible assets also include trademarks and trade names that are indefinite lived intangible assets.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” on April 28, 2002. SFAS No. 142 requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has three reporting units at April 30, 2005, consisting of its three operating segments. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. In the first step, the Company compares the fair value of each reporting unit, determined primarily based on valuation studies performed by the Company, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss equal to the difference.

Management also reviews other intangible assets for impairment at least annually to determine if any adverse conditions exist that would indicate impairment. If the carrying value of other intangible assets exceeds the undiscounted cash flows, the carrying value is written down to fair value in the period identified. Indefinite-lived intangible assets are reviewed at least annually for impairment by calculating the fair value of the assets and comparing with carrying value. In assessing fair value, management generally utilizes present value cash flow calculations using an appropriate risk-adjusted discount rate.

The Company performed its annual goodwill and other intangible asset impairment tests during the fourth quarters of fiscal 2005 and fiscal 2004 using the same methodology described above. As a result of the annual impairment tests performed, the Company recorded no impairment loss. During the third quarter of fiscal 2005, indicators of impairment related to an amortizable intangible asset with a net balance of approximately $700 were present. An impairment analysis performed by management indicated the fair value of the intangible asset to be zero. Accordingly, this intangible asset was written down to zero in the third quarter of fiscal 2005.

Assets Held for Sale

At April 30, 2005, the Company had approximately $7.3 million of assets classified as held for sale reflected as a component of prepaid and other current assets in the Consolidated Balance Sheet. This idle facility was the former headquarters of an entity previously acquired by Patterson Medical. The activities formerly performed at this facility were moved to other locations within Patterson Medical and the Company is actively marketing the facility for sale. The Company expects to sell this facility within one year.

Financial Instruments

The Company accounts for derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133.” SFAS No. 133 and No. 138 require that all derivative financial instruments be recorded on the balance sheet at their respective fair value.

The Company has only limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Revenue Recognition

Revenues recognized include product sales, billings for freight and delivery charges, and fees earned for services provided. Consumable and printed product sales and billings for freight and delivery charges are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point. Equipment and software product revenues are also recognized upon delivery. Revenue for these products are recorded upon delivery since at that time risk of loss has transferred to the customer, there is persuasive evidence that an arrangement exists, the price is fixed and final, and there is reasonable assurance of collection of the sales proceeds. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Estimates for returns, damaged goods, rebates and other revenue allowances are made at the time of sale based on the historical experience for such items. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Other service revenues are recorded on the date services are completed.

Freight and Delivery Charges

Freight and delivery charges are included in cost of sales.

Advertising

The Company expenses all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $20,736, $18,099, and $17,299 for fiscal years 2005, 2004 and 2003, respectively. Deferred direct-marketing expenses included in prepaid and other current assets on the consolidated balance sheet as of April 30, 2005 and April 24, 2004 were $3,112 and $2,243, respectively.

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

Stock-Based Compensation

The Company has stock based employee compensation plans, which are described more fully in Note 12. The Company utilizes the intrinsic value-based method, per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in Company common stock. This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized for the stock based plans in fiscal 2005, 2004 and 2003 as the exercise price was not less than 100 percent of fair market value.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Fiscal Year
	2005	2004	2003
Income before cumulative effect of accounting change, as reported	$183,698	$149,465	$116,320
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	3,424	2,079	1,475

Pro forma net earnings	$180,274	$147,386	$114,845

Earnings per share before cumulative effect of accounting change—basic:
As reported	$1.34	$1.10	$0.86
Pro forma	$1.32	$1.08	$0.85

Earnings per share before cumulative effect of accounting change—diluted:
As reported	$1.32	$1.08	$0.85
Pro forma	$1.30	$1.07	$0.84

The fair value of stock options granted was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.

	2005	2004	2003
Expected dividend yield	—	—	—
Expected stock price volatility	31.4%	31.4%	31.9%
Risk-free interest rate	3.4%	3.3%	2.8%
Expected life of options (years)	6.7	6.6	6.2

Based on these assumptions, the estimated fair value of options granted for fiscal years 2005, 2004, and 2003, was approximately $15.01, $11.09, and $9.67 per share, respectively, and such amounts would be amortized to compensation expense over the vesting period.

Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. The only significant other item included in comprehensive income is foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. Additionally, any unrealized gains and losses on cash flow hedging instruments are included in comprehensive income.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents, when dilutive, during the period. Certain director and employee stock options are not included in the April 26, 2003 calculation because they are anti-dilutive.

The following table sets forth the denominator for the computation of basic and diluted earnings per share. There were no material adjustments to the numerator.

	Fiscal Year
	2005	2004	2003
	(in thousands)
Denominator:
Denominator for basic earnings per share - weighted average shares	136,839	135,932	135,662
Effect of dilutive securities:
Stock option plans	1,744	1,450	1,082
Employee Stock Purchase Plan	44	30	20
Capital Accumulation Plan	187	224	130
Convertible debentures	59	132	—

Dilutive potential common shares	2,034	1,836	1,232

Denominator for diluted earnings per share – adjusted weighted average shares	138,873	137,768	136,894

New Accounting Pronouncements

Share-Based Payment - On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is a revision of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and generally requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including employee stock options) based on the grant-date fair value of the award.

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

SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2007, however early adoption is permitted. The Company is currently evaluating SFAS 123R to determine the date of adoption, which fair-value-based model and transitional provision will be followed upon adoption, and the impact it may have on the Company’s consolidated financial statements.

Inventory Costs - In November 2004, the FASB issued Statement No. 151 (SFAS 151), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material in the valuation of inventory. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on its consolidated financial statements.

Income Taxes - In December 2004, the FASB issued Financial Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the American Jobs Creation Act on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision; however, the Company does not expect to complete this evaluation until after Congress or the U.S. Treasury Department provides further clarification on key elements of the provision. The Company does not anticipate the repatriation of foreign earnings.

2. Cash Equivalents and Short-term Investments

At April 30, 2005 and April 24, 2004 cash equivalents and short-term investments consisted of the following:

	Fiscal Year
	2005	2004
Cash on hand	$64,123	$68,083
Cash equivalents:
Commercial paper	375	434
Corporate notes and bonds	—	1,000
Government securities	166,161	63,687
Money market funds	1,890	153,956

	168,426	219,077

Short-term investments -
Government securities and other	13,382	8,018

	$245,931	$295,178

Short-term investments have original maturities of one year or less except for auction rate securities, which have maturities in excess of ten years. The short-term investments balance as of April 30, 2005 includes $5,575 of auction rate securities. These investments are considered available to support current operations of the Company and, accordingly, are classified as current in the consolidated balance sheet. There are no auction rate securities included in the April 24, 2004 balance.

3. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for each of the Company’s reportable segments for the fiscal year ended April 30, 2005 are as follows:

	Balance at April 24, 2004	Acquisition Activity	Other Activity	Balance at April 30, 2005
Dental supply	$68,885	$8,701	$(149)	$77,437
Rehabilitation supply	469,344	13,191	—	482,535
Veterinary supply	62,965	12,862	(3,250)	72,577

Total	$601,194	$34,754	$(3,399)	$632,549

The increase in goodwill during fiscal 2005 reflects the preliminary purchase price allocations related to the acquisitions of CAESY, Medco and Milburn. Other activity primarily reflects a reclassification from goodwill to amortizable intangible assets related to the final purchase price allocation of ProVet, which was an acquisition in late fiscal 2004.

Balances of acquired intangible assets excluding goodwill are as follows:

	April 30, 2005	April 24, 2004
Unamortized – indefinite lived:
Copyrights, trade names and trademarks	$76,402	$56,275

Amortized:
Customer lists and other amortizable intangible assets	59,827	52,338
Less: Accumulated amortization	(22,699)	(11,590)

Net amortized	37,128	40,748

Total identifiable intangible assets, net	$113,530	$97,023

Future amortization expense will approximate $6,900, $5,900, $4,600, $4,200, and $3,000 for fiscal 2006, 2007, 2008, 2009, and 2010, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, finalization of preliminary valuations, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

4. Acquisitions

On September 12, 2003 the Company acquired the stock of AbilityOne Products Corp. (“AbilityOne”) as a logical extension of Patterson’s value-added, specialty distribution strategy into a large new and growing market. The purchase price of $585.8 million consists of a base price of $576.0 million and an additional $9.8 million for an idle facility and transaction expenses. The acquisition was initially debt financed through a $500 million bridge loan. This loan was replaced by permanent debt financing in November 2003, which is more fully described in Note 7. In conjunction with the transaction, the Company also issued $4.5 million of convertible debentures maturing in fiscal 2007. The debentures are convertible into the Common Stock of Patterson Companies, Inc. at a price of $25.49 per share. Interest on the debentures is accrued at the rate of 0.5% per annum. In May 2004, $3 million of the convertible debentures were converted into 117,692 shares (adjusted for October, 2004 stock split) of common stock.

The results of AbilityOne’s operations are included in the accompanying financial statements since the date of acquisition. When acquired, AbilityOne became a reportable business segment (rehabilitation supply) of the Company that is now known as Patterson Medical. The purchase price plus direct acquisition costs were allocated on the basis of estimated fair values at the date of acquisition. The final purchase price allocation is as follows:

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

The operating results of Patterson Medical are included in the Company’s consolidated statements of income from the date of acquisition. The following pro forma summary presents the results of operations, as if the Patterson Medical acquisition had occurred at the beginning of fiscal 2003. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the two companies been combined.

	Fiscal Year
	2004	2003
Net sales	$2,049,872	$1,867,943
Income before cumulative effect of accounting change	156,308	128,822
Earnings per share before cumulative effect of accounting change:
Basic	$1.15	$0.95
Diluted	1.13	0.94

The Company also made the following acquisitions during the periods covered by these financial statements:

Entity	Closing date	Consideration
Milburn Distributions, Inc.	October 12, 2004	Cash
Blue Ribbon Dental	September 17, 2004	Cash
CAESY Education Systems, Inc.	May 12, 2004	Cash & Earn-out
Medco Supply Company, Inc.	May 3, 2004	Cash
ProVet	April 16, 2004	Cash
Distribution Quebec Dentaire	July 9, 2002	Cash & Earn-out

The above acquisitions have been recorded using the purchase method of accounting. The aggregate purchase price for the acquisitions was allocated as follows:

	Fiscal Year
	2005	2004	2003
Purchase price	$72,855	$22,144	$6,493

Allocated to the following:
Accounts receivable	8,546	12,179	1,248
Inventory	10,163	13,725	1,189
Fixed assets	2,532	479	318
Identifiable intangibles	25,228	3,250	1,000
Other assets (liabilities)	891	74	(41)
Accounts payable	(5,586)	(7,123)	(746)
Accrued expenses	(1,697)	(440)	(794)

Goodwill	$32,778	$—	$4,319

The operating results of each of these acquisitions are included in the Company’s consolidated statements of income from the date of each acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

5. Property and Equipment

	April 30, 2005	April 24, 2004
Land	$6,499	$5,646
Buildings	40,755	38,288
Leasehold improvements	4,578	4,488
Furniture and equipment	50,479	43,891
Data processing equipment	43,882	40,442
Construction-in-progress	15,311

	161,504	132,755
Accumulated depreciation	(64,326)	(55,522)

	$97,178	$77,233

Significant components of construction-in-progress include a new building for the Company’s printed office products operation and new distribution warehouse projects.

6. Customer Financing

As a convenience to its customers, the Company offers several different financing alternatives including both a Company sponsored program and a third party program. For the third party program, the Company acts as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Company sponsored program, equipment purchases for top quality credits are financed to a maximum of $0.3 million for any one customer. The Company generally sells these customer installment sale contracts to outside financial institutions in the normal course of its business. The Company currently has two arrangements under which it sells these contracts.

In fiscal 2003, the Company initiated an agreement to sell its equipment contracts to a commercial paper conduit managed by JPMorgan Chase Bank N.A. To participate in the commercial paper conduit, the Company was required to establish a special purpose entity (“SPE”), PDC Funding Company, LLC, a consolidated, wholly owned subsidiary. The Company transfers installment sale contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduit administered by JPMorgan Chase Bank N.A. While there is no recourse to the Company by the commercial paper conduit on the sale of contracts, the Company receives only 90% of the principal amount of the contracts upon the sale. The remaining 10% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The holdback receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity of this arrangement with the conduit is a maximum of $400 million.

The Company also maintains an agreement with U.S. Bank National Association, as agent. This agreement allows the Company to sell, with limited recourse on an ongoing basis, its installment sale contracts to U.S. Bank National Association and one additional bank. A capacity of $100 million is available under this agreement. Unlike the conduit arrangement, this agreement provides that the Company receives 100% of the principal amount of contracts that are sold.

These financing arrangements are accounted for as a sale of assets under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During fiscal 2005, 2004 and 2003, the Company sold approximately $279.5, $211.3, and $264.7 million, respectively, of its contracts under these arrangements. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 30, 2005.

A total of $369.9 million of installment contracts receivable sold under the agreements were outstanding at April 30, 2005. Of this total $99.6 million has been sold to U. S. Bank National Association for which the Company has a 25% contingent guarantee of collection under the limited recourse provision. The remaining balance has been sold to the commercial paper conduit. The residual receivable under the JPMorgan Chase Bank N.A. arrangement at April 30, 2005 was $34.0 million. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

7. Long-Term Debt

During fiscal 2004, the Company executed two unsecured financing arrangements totaling $650 million. A portion of this financing replaced a $500 million bridge loan that was used to fund the acquisition of Patterson Medical in September 2003.

The financing arrangement consisted of two components. First, a $350 million private placement of fixed and floating-rate senior notes, with maturities from November 2006 through November 2010. In April 2005, the Company made a prepayment of $100 million on the floating-rate debt.

The second component of the financing arrangement was a $300 million floating-rate bank credit agreement, consisting of a term loan and a revolving credit facility. The term loan amortizes in equal quarterly payments of $5 million to maturity. In April 2005, the Company made an additional payment of $5 million over and above normal amortization.

In conjunction with the acquisition of Patterson Medical, the Company also issued $4.5 million of convertible debentures maturing in fiscal 2007. The debentures are convertible into the Common Stock of the Company at a price of $25.49 per share. In May 2004, $3.0 million of the convertible debentures were converted into 117,692 shares of common stock.

Long-term debt was composed of the following at year-end:

	April 30, 2005	April 24, 2004
Variable rate (Libor plus 1.00%) term loan due fiscal 2009	$70,000	$95,000
Variable rate (Libor plus 1.00%) revolving credit draw due fiscal 2009	—	50,000
Fixed rate (3.14 % to 4.14%) senior notes due fiscal 2007 to 2009	150,000	150,000
Variable rate (Libor plus 0.75%) senior notes due fiscal 2009	100,000	200,000
Convertible debentures (0.50%)	1,500	4,500
Other debt	57	87

	$321,557	$499,587
Less current maturities	(20,027)	(20,031)

Long-term debt	$301,530	$479,556

Maturities of long-term debt by fiscal year are as follows:

2006	$20,027
2007	91,530
2008	70,000
2009	140,000
2010 and thereafter	—

Total long-term debt	$321,557

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios in addition to a minimum net worth covenant as defined in the Company’s debt agreements. The Company met the financial covenants under the debt agreements as of April 30, 2005.

8. Derivative Financial Instruments

In fiscal 2004, the Company entered into a swap agreement in the notional amount of $100 million that exchanged a floating interest rate payment obligation for a fixed rate payment obligation. The swap has been designated as a cash flow hedging instrument. The contract is recorded at fair value on the balance sheet and all changes in fair value are deferred in accumulated other comprehensive income. Upon recognition in the statement of income, such gains or losses are recorded as an adjustment to interest expense. The fair value of the interest rate swap agreement as of April 30, 2005 and April 24, 2004 was estimated at $0.9 million and $0.6 million, respectively. The fair value of the interest rate swap agreement is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, market expectations for future interest rates and the Company’s current creditworthiness. The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

9. Leases and Noncancelable Purchase Commitments

The Company leases facilities for its branch office locations, a number of distribution facilities, and also certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows for as of April 30, 2005:

2006	$11,618
2007	9,429
2008	7,955
2009	6,971
2010	5,468
Thereafter	4,178

Total minimum payments required	$45,619

Rent expense was $13,867, $10,986, and $9,674 for the years ended April 30, 2005, April 24, 2004, and April 26, 2003, respectively. Additionally, the Company has a firm purchase commitment of approximately $10,000 related to the construction of a new facility in the U.K. as of April 30, 2005.

10. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2005	2004	2003
Current:
Federal	$86,470	$72,536	$58,517
Foreign	10,451	7,941	3,429
State	11,988	6,793	6,822

Total current	108,909	87,270	68,768
Deferred:
Federal	1,737	2,599	1,169
Foreign	(1,063)	—	—
State	166	186	145

Total deferred	840	2,785	1,314

Provision for income taxes	$109,749	$90,055	$70,082

Deferred tax assets and liabilities are included in prepaid expenses and other current assets and in non-current liabilities on the balance sheet. Significant components of the Company’s deferred tax assets (liabilities) as of April 30, 2005 and April 24, 2004 are as follows:

	Fiscal Year
	2005	2004
Bad debt allowance	$929	$1,416
LIFO reserve	(2,480)	(2,355)
Health insurance	2,466	1,962
Capital Accumulation Plan	6,490	5,058
Inventory obsolescence	468	1,785
Goodwill	(11,425)	(7,688)
Amortizable intangibles	(29,894)	(32,409)
Other	(2,274)	(1,562)

Total	$(35,720)	$(33,793)

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2005	2004	2003
Tax at U.S. statutory rate	$102,707	$83,832	$65,240
State tax provision, net of federal benefit	5,463	4,536	4,455
Effect of foreign taxes	(1,379)	614	638
Other	2,958	1,073	(251)

	$109,749	$90,055	$70,082

The Company has not provided for the incremental taxes on undistributed earnings of foreign subsidiaries at April 30, 2005. These earnings have been and are considered to be permanently invested. Determining the incremental tax liability that would arise if these earnings were remitted is not practicable; however, the Company believes that foreign tax credits would substantially offset any incremental tax liabilities. As of April 30, 2005, the cumulative amount of reinvested earnings was approximately $50 million.

11. Segment and Geographic Data

The Company is comprised of three reportable segments: dental, veterinary, and rehabilitation supply. Prior to mid-fiscal 2004, the Company operated in two reportable segments, dental supply and veterinary supply. In September 2003, the Company purchased AbilityOne Products Corp., the world’s leading distributor of rehabilitation supplies and non-wheelchair assistive patient products to the global physical and occupational therapy markets. AbilityOne, now known as Patterson Medical, became a reportable business segment of the Company. The Company’s reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics in various regions of the United States, including the Eastern, Midwest, Mid-Atlantic, Southeastern and Northwest regions. The rehabilitation supply segment provides a comprehensive range of distributed and self-manufactured rehabilitation medical supplies and non-wheelchair assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

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

The following table presents information about the Company’s reportable segments:

	Fiscal Year
	2005	2004	2003
Net sales
Dental supply	$1,834,203	$1,616,323	$1,471,162
Rehabilitation supply	295,299	142,304	—
Veterinary supply	291,955	210,722	185,794

Consolidated net sales	$2,421,457	$1,969,349	$1,656,956

Operating income
Dental supply	$235,428	$197,361	$163,897
Rehabilitation supply	51,758	29,580	—
Veterinary supply	14,950	15,559	15,051

Consolidated operating income	$302,136	$242,500	$178,948

Depreciation and amortization
Dental supply	$12,227	$10,468	$9,770
Rehabilitation supply	11,630	5,994	—
Veterinary supply	3,005	2,979	3,006

Consolidated depreciation and amortization	$26,862	$19,441	$12,776

Capital expenditures
Dental supply	$28,821	$17,223	$11,262
Rehabilitation supply	1,546	521	—
Veterinary supply	1,166	1,880	94

Consolidated capital expenditures	$31,533	$19,624	$11,356

Total assets
Dental supply	$805,006	$739,310	$692,740
Rehabilitation supply	701,104	659,107	—
Veterinary supply	179,191	190,540	131,238

Consolidated total assets	$1,685,301	$1,588,957	$823,978

The following table presents sales information by product for the Company:

	Fiscal Year
	2005	2004	2003
Net sales
Consumable and printed products	$1,521,208	$1,235,356	$1,044,447
Equipment and software	722,414	586,748	481,061
Other	177,835	147,245	131,448

Total	$2,421,457	$1,969,349	$1,656,956

The following table presents information about the Company by geographic area. No individual country, except for the United States, generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year
	2005	2004	2003
Net sales
United States	$2,211,861	$1,804,651	$1,544,604
International	209,596	164,698	112,352

Total	$2,421,457	$1,969,349	$1,656,956

Long-lived assets
United States	$831,988	$758,255	$210,472
International	53,276	52,559	7,389

Total	$885,264	$810,814	$217,861

12. Stockholders’ Equity

Share Repurchases

In September 1999, the Board of Directors authorized the repurchase of up to four million shares of the Company’s common stock over a five-year period ending in September 2004. In September 2004, the Board of Directors authorized the repurchase of up to six million shares of the Company’s common stock over the period ending September 30, 2009. The Company did not repurchase any of its common stock during fiscal 2005 or 2004, but did repurchase 642,598 shares of its common stock for $13,131 during fiscal 2003.

Employee Stock Ownership Plan

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 30, 2005 and April 24, 2004, indebtedness of the ESOP to the Company is shown as a deduction from stockholders’ equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year.

The Company’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into the Company. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 665,978 shares of common stock of the Company. Under current accounting standards, these shares are not considered outstanding for the computation of earnings per share until the shares are allocated to the participants. When the shares are allocated to the participants, the expense to the Company will be determined based on the fair market value of the shares in the year of the allocation. The loan bears interest at current rates but principal does not begin to amortize until 2011. A total of 665,978 shares were issued in the transaction of which 97,810 were previously allocated to Thompson employees. The remaining 568,168 shares began to be allocated in fiscal 2004 but only to the extent of interest on the loan. The non-cash expense is not expected to materially impact the consolidated results of operations of the Company.

During fiscal 2005, 2004 and 2003, shares with a cost of $775, $891 and $1,143, respectively, were earned and allocated to ESOP participants. These amounts represented the Company’s contribution for each fiscal year.

At April 30, 2005, 10,410,278 shares of the common stock were allocated to participants and had a fair market value of $526,240.

Employee Stock Option Plans

In June 1992, the Company adopted the Patterson Dental Company 1992 Stock Option Plan. Due to the expiration of this plan in fiscal 2003, no options remain available for future issuance under this plan. At April 30, 2005, 1,579,450 options remain outstanding under the 1992 plan. In September 2002, the Company adopted a new Stock Option Plan. A total of 6,000,000 shares of common stock were reserved for issuance under the plan. The characteristics of the 2002 plan were similar to the 1992 plan. In September 2004, the Company’s shareholders voted to approve the Amended and Restated 2002 Stock Option Plan, a restatement of the 2002 Plan. Upon approval, the Plan was renamed the “Patterson Companies, Inc. Equity Incentive Plan” (“Equity Incentive Plan”).

The Equity Incentive Plan amendments did not change the number of shares reserved for awards under the plan. The Equity Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock and restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards and dividend equivalents. Awards may have a term no longer than ten years and vesting terms are determined by the compensation committee of the board of directors. The minimum restriction period for restricted stock and restricted stock units is three years, or one year in the case of performance-based awards. Additionally, the maximum number of shares that may be issued pursuant to awards of restricted stock, restricted stock awards and stock bonuses is 2,000,000 shares. As of April 30, 2005, only stock option awards had been granted under the Equity Incentive Plan.

Stock options must be granted at an exercise price not less than the fair market value of the common stock on the dates the options are granted (or, for persons who own more than 10 percent of the Company’s outstanding voting stock, not less than 110 percent of such fair market value). Stock options granted under the Equity Incentive Plan have exercise prices equal to the market price on the date of the grant, vest over a three-to nine-year period, and expire ten years following the date of the grant.

Effective June 2000, the Company adopted the Patterson Dental Company Stock Option Plan for Canadian Employees. The Plan permits eligible employees who are designated and awarded an option to purchase the option through salary deductions. The option purchase price is equal to 37.5% of the market price on the date of grant. Options may be exercised three years after the grant date and terminate five years after the grant of the option. Options may be exercised to purchase shares at a price equal to the remaining 62.5% of the market price on the date of grant. A total of 2,000,000 shares of common stock have been reserved for issuance under the plan.

All of the employee plans discussed above are collectively referred to as the “Employee Plans.”

The Employee Plans are administered by the compensation committee, which determines the employees, officers and others who are to receive options, the type of option to be granted, the number of shares subject to each option and the exercise price of each option.

Director Stock Option Plans

In June 1992, the Company adopted a Director Stock Option Plan (the “Director Plan”), of which 180,000 options remain outstanding at April 30, 2005. Options were granted at the fair market value on the date of grant and are exercisable for a period of four years commencing one year after the date of grant. This plan terminated during fiscal 2002.

In September 2001, the Company adopted a new Director Stock Option Plan. A total of 800,000 shares of common stock have been reserved for issuance under the plan. Options are granted at fair market value on the option grant date and are exercisable for a period of nine years commencing one year after the grant date. In addition, each eligible director will have the right to elect to receive additional options in lieu of the amount of the director’s annual fee for service on the board of directors.

Following is a summary of stock option activity:

	Employee Plans			Director Plans
	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balance April 27, 2002	6,236,484	1,858,144	$12.63	776,000	636,000	$12.55
Expired	(5,792,518)	—	—	—	—	—
Reserved	8,000,000	—	—	—	—	—
Granted	(449,130)	449,130	21.01	(61,776)	61,776	23.90
Exercised	—	(49,960)	10.14	—	(144,000)	8.72
Canceled	—	—	—	—	—	—

Balance April 26, 2003	7,994,836	2,257,314	14.36	714,224	553,776	14.81
Granted	(824,260)	824,260	23.05	(74,104)	74,104	29.51
Exercised	—	(172,204)	11.65	—	(156,000)	13.09
Canceled	13,848	(13,848)	15.90	—	—	—

Balance April 24, 2004	7,184,424	2,895,522	17.01	640,120	471,880	17.69
Granted	(454,863)	454,863	36.11	(61,072)	61,072	37.20
Exercised		(221,252)	12.89	—	(144,000)	11.75
Canceled	—	(379,964)	18.60	—	—	—

Balance April 30, 2005	6,729,561	2,749,169	$20.28	579,048	388,952	$22.95

Exercisable options at the end of fiscal years 2005, 2004 and 2003 were 330,779, 227,484 and 153,424, respectively, under Employee Plans. Under Director Plans, the exercisable options were 312,952, 397,776 and 492,000, respectively. The following tables summarize information concerning options outstanding and exercisable as of April 30, 2005 under the Employee and Director Plans:

	Employee Plans
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$8.70 - $12.69	741,524	4.3	$10.60	206,279	$10.11
$14.44 - $20.27	1,025,596	6.8	17.93	83,088	15.59
$22.57 - $30.60	620,510	7.6	25.29	32,250	22.57
$33.47 - $38.50	361,256	9.0	38.21	9,162	37.29
$47.52 - $49.44	283	9.8	48.70	—	—

	2,749,169	7.1	$20.28	330,779	$13.45

	Director Plans
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$11.25	72,000	0.4	$11.25	72,000	$11.25
$18.48 - $27.86	231,880	4.7	21.72	231,880	21.72
$33.65 - $38.50	85,072	9.3	36.20	9,072	34.22

	388,952	4.9	$22.95	312,952	$19.67

Employee Stock Purchase Plan

In June 1992, the Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 2,750,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. Employees are eligible to participate after six months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 274,222, 225,492 and 178,020 shares in fiscal 2005, 2004 and 2003, respectively. At April 30, 2005, there were 470,618 shares available for purchase under the Stock Purchase Plan.

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Officers and other key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year and issued, but restricted shares are subject to forfeiture provisions. Employees purchased 262,279, 323,176 and 294,334 shares of restricted stock in fiscal 2005, 2004 and 2003, respectively. At April 30, 2005, 3,342,101 shares were available for purchase under the CAP Plan.

13. Litigation

In the ordinary course of business, the Company is subject to a variety of product-related and employment-related liability claims. The Company’s management believes that the loss, if any, resulting from these claims will be substantially covered by insurance or third-party indemnification, and any uninsured losses from such claims will not have a materially adverse effect on the Company’s operations or financial position.

14. Related Party Transaction

On September 12, 2003, the Company completed its acquisition of AbilityOne. Peter L. Frechette, Chairman and Chief Executive Officer of Patterson, and David K. Beecken, a Director of Patterson and the Managing Director of Beecken Petty O’Keefe & Co., were direct and indirect owners of the stock of AbilityOne. Between May 2001 and March 2002, Mr. Frechette acquired a direct interest in AbilityOne’s common stock and Class A Preferred Stock and was granted an option to purchase common stock of AbilityOne. Such interests represented less than a 1% interest of each class of AbilityOne’s outstanding securities. Mr. Frechette also served as a member of AbilityOne’s board of directors until December 20, 2002. Between September 2000 and March 2002, HEP Investors I, LLC, an investment entity with which Beecken Petty O’Keefe & Co. is affiliated, acquired AbilityOne’s common stock, Class A Preferred Stock and warrants for the purchase of AbilityOne’s common stock. Such interests represented an approximate 20% interest of each class of AbilityOne’s outstanding shares. In September 2000, Beecken Petty O’Keefe & Co. was part of a group that purchased AbilityOne from BISSELL, Inc. A principal of Beecken Petty O’Keefe & Co. has served on the board of directors of AbilityOne since 2000. Prior to consideration of the acquisition of AbilityOne, Mr. Frechette and Mr. Beecken fully disclosed their interests in AbilityOne to the board of directors of Patterson and abstained from voting on the transaction. In connection with its acquisition of AbilityOne, Patterson received a fairness opinion from Banc of America Securities LLC that the acquisition was fair to Patterson from a financial point of view.

15. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks, except for the quarter ended July 31, 2004, which includes 14 weeks. The following table summarizes results for fiscal 2005 and 2004.

	Quarter Ended
	Apr. 30, 2005	Jan. 29, 2005	Oct. 30, 2004	July 31, 2004
Net sales	$627,272	$638,005	$578,237	$577,943
Gross profit	226,587	227,328	204,627	203,969
Operating income	82,696	81,779	70,059	67,602

Net income	50,242	50,137	42,504	40,815
Earnings per share – basic	$0.37	$0.37	$0.31	$0.30
Earnings per share – diluted	$0.36	$0.36	$0.31	$0.29

	Quarter Ended
	Apr. 24, 2004	Jan. 24, 2004	Oct. 25, 2003	July 26, 2003
Net sales	$537,359	$521,218	$477,510	$433,262
Gross profit	200,568	190,873	166,321	144,582
Operating income	74,222	66,991	56,278	45,009

Net income	45,125	40,061	34,886	29,393
Earnings per share – basic	$0.33	$0.29	$0.26	$0.22
Earnings per share – diluted	$0.33	$0.29	$0.25	$0.21

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Patterson Companies, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of April 30, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2005. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Ernst & Young LLP, the independent registered accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on management’s assessment of internal control over financial reporting.

/s/ James W. Wiltz
President and Chief Executive Officer

/s/ R. Stephen Armstrong
Executive Vice President, Chief Financial
Officer and Treasurer

Evaluation Disclosure Controls and Procedures

As of April 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Report

During the fiscal year ended April 30, 2005, there were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Proposal No.1 Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 12, 2005 (the “2005 Proxy Statement”). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors – The Board of Directors and Committees” and “Proposal No. 1 Election of Directors – Audit Committee Matters” in Patterson’s 2005 Proxy Statement and such information is incorporated by reference herein.

Code of Ethics

The Company has adopted Principles of Business Conduct and Code of Ethics for its Chief Executive Officer, Chief Financial Officer, Directors and all employees. The Company has made its Code of Ethics available on its website (www.pattersoncompanies.com) under the section “Corporate Governance.” The Company intends to satisfy the disclosure requirement of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics by posting such information on its website at the address and location specified above.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Compensation of Executive Officers” and “Proposal No. 1 Election of Directors – Compensation of Directors” in the 2005 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of April 30, 2005 about the common stock that may be issued under all of our existing equity compensation plans, including the Equity Incentive Plan, the 1992 Stock Option Plan, the Stock Option Plan for Canadian Employees, the Capital Accumulation Plan, the 2001 Non-Employee Directors’ Stock Option Plan and the Employee Stock Purchase Plan. All of these plans have been approved by our shareholders, except the Stock Option Plan for Canadian Employees. No further grants will be made under the 1992 Stock Option Plan, which has expired.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category

Equity compensation plans approved by security holders	3,100,681	$20.62	9,230,976

Equity compensation plans not approved by security holders	37,440	$19.74	1,890,352

Total	3,138,121	$20.61	11,121,328

Information regarding the Stock Option Plan for Canadian Employees is incorporated herein by reference to the paragraph describing the Stock Option Plan for Canadian employees in Note 12 to the Consolidated Financial Statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the captions “Proposal No. 2 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” and “Proposal No. 2 Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures of the Audit Committee” in the 2005 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of the Company and its subsidiaries are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2005 and April 24, 2004

Consolidated Statements of Income for the Years Ended April 30, 2005, April 24, 2004 and April 26, 2003

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended April 30, 2005, April 24, 2004 and April 26, 2003

Consolidated Statements of Cash Flows for the Years Ended April 30, 2005, April 24, 2004 and April 26, 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II - Valuation and Qualifying Accounts for the Years Ended April 30, 2005, April 24, 2004, and April 26, 2003.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit
2.1	Article of Merger and Plan of Merger dated June 23, 2004[10]

3.1	The Company’s Restated Articles of Incorporation[10]

3.2	The Company’s Bylaws, as amended[1]

4.1	Specimen form of the Company’s Common Stock Certificate[10]

4.2	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, the registrant has omitted to file certain unregistered convertible debentures. The total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of such convertible debentures to the Commission upon request. [8]

4.3	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents [9]

4.4	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP9

10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended[1]

10.2	Patterson Dental Company 1992 Stock Option Plan[1]

10.3	Patterson Dental Company 1992 Director Stock Option Plan[1]

10.4	Patterson Dental Company Employee Stock Purchase Plan[1]

10.5	Patterson Dental Company Capital Accumulation Plan[2]

10.6	Incentive Compensation Program (Fiscal 1992) [1]

10.7	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992[1]

10.8	Amended and Restated Term Promissory Note dated July 13, 1992[1]

10.9	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association[3]

10.10	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association[3]

10.11	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc. [4]

10.12	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association[5]

10.13	Amended and Restated Receivables Purchase Agreement dated October 7, 2004 between PDC Funding Company, LLC, Patterson Companies, Inc. and Bank One.[12]

10.14	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [5]

10.15	2001 Non-Employee Director Stock Option Plan[5]

10.16	Amendments to Restated Employee Stock Purchase Plan[5]

10.17	Amended and Restated Employee Stock Ownership Plan[5]

10.18	Stock Option Plan for Canadian Employees [6]

10.19	Patterson Companies, Inc. Equity Incentive Plan[11]

10.20	ESOP Loan Agreement dated April 1, 2002[7]

10.21	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company[7]

10.22	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent. [8]

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
[2]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.
[3]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
[4]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
[5]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.
[6]	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.
[7]	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003.
[8]	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended October 25, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 24, 2004.
[10]	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended July 31, 2004.
[11]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 14, 2004, filed on September 29, 2004.
[12]	Incorporated by reference to the Registrant’s Form 8-K dated October 7, 2004, filed on October 12, 2004.

(b) See Schedule II.

(c) See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: July 14, 2005	By	/s/ James W. Wiltz
James W. Wiltz,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ James W. Wiltz James W. Wiltz	President and Chief Executive Officer (Principal Executive Officer)	July 14, 2005

/s/ R. Stephen Armstrong R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2005

/s/ Peter L. Frechette Peter L. Frechette	Director (Chairman of the Board of Directors)	July 14, 2005

/s/ Ronald E. Ezerski Ronald E. Ezerski	Director	July 14, 2005

/s/ David K. Beecken David K. Beecken	Director	July 14, 2005

/s/ Ellen A. Rudnick Ellen A. Rudnick	Director	July 14, 2005

/s/ Andre B. Lacy Andre B. Lacy	Director	July 14, 2005

/s/ Harold C. Slavkin Harold C. Slavkin	Director	July 14, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended April 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,437	$1,546	$211,	(3)	$2,005	(1)	$5,189

LIFO inventory adjustment	$24,864	$4,130	$—		$—		$28,994
Inventory obsolescence reserve	7,001	3,626	230	(3)	5,958	(2)	4,899

Total inventory reserve	$31,865	$7,756	$230		$5,958		$33,893

Year ended April 24, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,817	$2,348	$1,572	(3)	$3,300	(1)	$5,437

LIFO inventory adjustment	$22,260	$2,604	$—		$—		$24,864
Inventory obsolescence reserve	9,040	11,803	1,087	(3)	14,929	(2)	7,001

Total inventory reserve	$31,300	$14,407	$1,087		$14,929		$31,865

Year ended April 26, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,574	$1,401	$—		$1,158	(1)	$4,817

LIFO inventory adjustment	$19,114	$3,146	$—		$—		$22,260
Inventory obsolescence reserve	9,472	8,278	—		8,710	(2)	9,040

Total inventory reserve	$28,586	$11,424	$—		$8,710		$31,300

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory disposed of or written off.
(3)	Impact of acquisitions and foreign currency translation adjustments. Fiscal 2004 includes the impact of the Patterson Medical acquisition.

INDEX TO EXHIBITS

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002