Form 10-Q
period 2005-07-30
PATTERSON COMPANIES, INC.
filed 2005-09-08
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Patterson Companies, Inc. had outstanding 137,920,980 shares of common stock as of September 5, 2005.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended July 30, 2005, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2005 Annual Report on Form 10-K report filed on July 14, 2005 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 30, 2005	April 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,204	$232,549
Short-term investments	10,022	13,382
Receivables, net	305,824	317,168
Inventory	225,776	206,405
Prepaid expenses and other current assets	32,182	30,533

Total current assets	719,008	800,037

Property and equipment, net	109,826	97,178
Long-term receivables, net	37,891	33,573
Goodwill	632,700	632,549
Identifiable intangibles, net	111,948	113,530
Distribution agreement	100,000	—
Other	7,828	8,434

Total assets	$1,719,201	$1,685,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,696	$160,954
Accrued payroll expense	23,266	43,132
Other accrued expenses	84,123	77,317
Income taxes payable	37,513	20,858
Current maturities of long-term debt	20,027	20,027

Total current liabilities	312,625	322,288
Long-term debt	296,523	301,530
Deferred taxes	50,244	46,411

Total liabilities	659,392	670,229

STOCKHOLDERS’ EQUITY
Common stock	1,379	1,378
Additional paid-in capital	126,988	124,212
Accumulated other comprehensive income	7,597	8,519
Retained earnings	944,711	901,829
Notes receivable from ESOP	(20,866)	(20,866)

Total stockholders’ equity	1,059,809	1,015,072

Total liabilities and stockholders’ equity	$1,719,201	$1,685,301

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 30, 2005	July 31, 2004
Net sales	$595,847	$577,943
Cost of sales	388,603	373,974

Gross margin	207,244	203,969
Operating expenses	137,730	136,367

Operating income	69,514	67,602

Other income and (expense):
Finance income, net	2,096	1,321
Interest expense	(3,077)	(3,758)
Other	(31)	41

Income before taxes	68,502	65,206
Income taxes	25,620	24,391

Net income	$42,882	$40,815

Earnings per share:
Basic	$0.31	$0.30

Diluted	$0.31	$0.29

Weighted average common shares:
Basic	137,309	136,522

Diluted	139,117	138,608

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	July 30, 2005	July 31, 2004
Operating activities:
Net income	$42,882	$40,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,647	3,551
Amortization of intangibles	1,632	2,898
Stock-based compensation	200	—
Bad debt expense	469	722
Change in assets and liabilities, net of acquired	(19,665)	17,485

Net cash provided by operating activities	29,165	65,471

Investing activities:
Additions to property and equipment, net	(16,295)	(8,100)
Acquisitions, net	—	(52,856)
Distribution agreement	(100,000)	—
Sale (purchase) of short-term investments, net	3,360	(1,939)

Net cash used in investing activities	(112,935)	(62,895)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(5,007)	(5,205)
Common stock issued, net	2,777	2,772

Net cash used in financing activities	(2,230)	(2,433)

Effect of exchange rate changes on cash	(1,345)	995

Net (decrease) increase in cash and cash equivalents	(87,345)	1,138

Cash and cash equivalents at beginning of period	232,549	287,160

Cash and cash equivalents at end of period	$145,204	$288,298

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

(Unaudited)

July 30, 2005

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 30, 2005 and the results of operations and the cash flows for the periods ended July 30, 2005 and July 31, 2004. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 30, 2005 and July 31, 2004, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2005 Annual Report on Form 10-K filed on July 14, 2005.

The condensed consolidated financial statements of Patterson Companies, Inc. include the assets and liabilities of PDC Funding Company, LLC (“PDC Funding”), a wholly owned subsidiary and a separate legal entity under Minnesota law. PDC Funding is a fully consolidated special purpose entity of the Company established to sell customer installment sale contracts to outside financial institutions in the normal course of business. The assets of PDC Funding would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding.

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. Accordingly, the first quarter of fiscal 2006 and 2005 represent the 13 weeks ended July 30, 2005 and 14 weeks ended July 31, 2004, respectively. Because of the Company’s long established practice of using a 52/53-week fiscal year convention, fiscal 2006 will include 52 weeks of operations as compared to fiscal 2005 that was a 53 week period.

Stock Split

In October 2004, the Company’s stock was split two-for-one in the form of a 100% stock dividend. All prior share and per share amounts have been restated to reflect the stock split.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

Comprehensive Income

Total comprehensive income was $41,960 and $42,780 for the quarters ended July 30, 2005 and July 31, 2004, respectively. Other than net income, comprehensive income includes foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.

Distribution Agreement

In the first quarter of fiscal 2006, the Company extended its exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC 3D dental restorative system. The Company paid a $100 million fee to extend the agreement for a 10-year period that begins in October 2007. The distribution fee is reflected as a non-current asset in the condensed consolidated balance sheet. The amortization of this asset will occur over the 10-year period and will reflect the pattern in which the economic benefits of the fee are realized.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	July 30, 2005	July 31, 2004
Denominator:
Denominator for basic earnings per
share - weighted-average shares	137,309	136,522

Effect of dilutive securities:
Stock option plans	1,571	1,828
Employee Stock Purchase Plan	36	44
Capital Accumulation Plan	142	155
Convertible debentures	59	59

Dilutive potential common shares	1,808	2,086

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	139,117	138,608

Options to purchase 1 share of common stock and 104 shares of restricted stock awards outstanding during the three months ended July 30, 2005 are excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balance by business segment as of April 30, 2005 and July 30, 2005 is as follows:

	Balance at April 30, 2005	Acquisition Activity	Translation And Other Activity	Balance at July 30, 2005
Dental Supply	$77,437	$—	$110	$77,547
Rehabilitation Supply	482,535	—	—	482,535
Veterinary Supply	72,577	—	41	72,618

Total	$632,549	$—	$151	$632,700

Balances of acquired intangible assets excluding goodwill are as follows:

	July 30, 2005	April 30, 2005
Copyrights, trade names and trademarks - unamortized	$76,402	$76,402

Customer lists and other amortizable intangible assets	59,877	59,827
Less: Accumulated amortization	(24,331)	(22,699)

Net amortizable	35,546	37,128

Total identifiable intangible assets, net	$111,948	$113,530

NOTE 3 STOCK-BASED COMPENSATION

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123.” The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25 “Accounting for Stock Issued to Employees.” This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. No compensation expense has been recorded related to stock options as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the measurement date.

During the quarter ended July 30, 2005, the Company issued approximately 91,000 restricted stock awards (“RSAs”) and 13,000 performance unit awards (“PUAs”) to employees. The RSAs vest over a seven or nine-year period and are subject to forfeiture provisions. Certain RSAs are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. The PUAs are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the Board of Directors. If these goals are not met, the PUAs are cancelled. The fair values of the RSAs and PUAs are expensed over the expected vesting periods. The Company recognized $0.2 million of expense, net of related tax benefit, related to RSAs and PUAs during the quarter ended July 30, 2005. There were no such awards issued or outstanding in any prior periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Three Months Ended
	July 30, 2005	July 31, 2004
Net income, as reported	$42,882	$40,815
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	200	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,080)	(546)

Pro forma net income	$42,002	$40,269

Earnings per share—basic:

As reported	$0.31	$0.30
Pro forma	$0.31	$0.29

Earnings per share—diluted:

As reported	$0.31	$0.29
Pro forma	$0.30	$0.29

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

SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2007, however early adoption is permitted. The Company is currently evaluating SFAS 123R to determine the Company’s date of adoption, which fair-value-based model and transitional provision the Company will follow upon adoption, and the impact it may have on the Company’s consolidated financial statements.

NOTE 4 DERIVATIVE FINANCIAL INSTRUMENTS

In fiscal 2004, the Company entered into a swap agreement in the notional amount of $100 million that exchanged a floating interest rate payment obligation for a fixed rate payment obligation. The swap has been designated as a cash flow hedging instrument. The contract is recorded at fair value on the balance sheet and all changes in fair value are deferred in accumulated other comprehensive income. Upon recognition in the statement of income, such gains or losses are recorded as an adjustment to interest expense. The fair value of the interest rate swap agreement as of July 30, 2005 and April 30, 2005 was estimated at $0.9 million. The fair value of the interest rate swap agreement is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, market expectations for future interest rates and the Company’s current creditworthiness.

In the first quarter of fiscal 2006, the Company entered into certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by JPMorgan Chase Bank, N.A. and PDC Funding. The cap agreements provide a credit enhancement feature for the installment contracts sold by PDC Funding to the commercial paper conduit, and replace a minimum interest rate margin previously required under the sale agreement.

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. The fair value of the two purchased interest rate caps at July 30, 2005 was $0.4 million. This amount was completely offset by the fair value of the two sold interest rate caps of ($0.4) million. Accordingly, the impact to consolidated earnings of the Company is zero. The Company was not a party to any such interest rate cap agreements prior to the first quarter of fiscal 2006.

The Company has limited involvement with derivative financial instruments and does not use financial instruments or derivatives for any trading or other speculative purposes.

NOTE 5 ACQUISITIONS

There were no acquisitions completed during the quarter ended July 30, 2005. In May 2004, the Company acquired CAESY Education Systems, Inc. and Medco Supply Company, Inc. In October 2004, the Company acquired Milburn Distributions, Inc. (“Milburn”), the largest distributor specializing in the U.S. equine veterinary supply market. Additionally, the Company completed the acquisition of a small dental equipment dealer in September 2004. The operating results of these acquisitions are included in the Company’s condensed consolidated statements of income from the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of the acquisitions were not material to the Company either individually or in the aggregate.

NOTE 6 SEGMENT REPORTING

Patterson Companies, Inc. is comprised of three reportable segments: dental, veterinary, and rehabilitation supply. The Company’s reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other dental healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics in various regions of the United States, including the Eastern, Midwest, Mid-Atlantic, Southeastern, and Northwest regions. The rehabilitation supply segment provides a comprehensive range of distributed and self-manufactured rehabilitation medical supplies and non-wheelchair assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in note 1 to the consolidated financial statements included in the 2005 Annual Report on Form 10-K filed on July 14, 2005. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, marketing, purchasing, finance, human resources and facilities.

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	July 30, 2005	July 31, 2004
Net sales
Dental supply	$432,056	$425,617
Rehabilitation supply	78,550	77,245
Veterinary supply	85,241	75,081

Consolidated net sales	$595,847	$577,943

Operating income
Dental supply	$49,917	$49,710
Rehabilitation supply	15,726	14,416
Veterinary supply	3,871	3,476

Consolidated operating income	$69,514	$67,602

The following table presents sales information by product for the Company:

	Three Months Ended
	July 30, 2005	July 31, 2004
Net sales
Consumable and printed products	$400,340	$389,863
Equipment and software	150,063	144,984
Other	45,444	43,096

Total	$595,847	$577,943

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our 2005 Annual Report on Form 10-K filed on July 14, 2005, for important background information regarding, among other things, an overview to the markets in which we operate and our business strategies. Notes 4, 5 and 6 to the accompanying condensed consolidated financial statements are incorporated by reference into this discussion.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 30, 2005	July 31, 2004
Net sales	100.0%	100.0%
Cost of sales	65.2%	64.7%

Gross margin	34.8%	35.3%
Operating expenses	23.1%	23.6%

Operating income	11.7%	11.7%
Other expense, net	(0.2)%	(0.4)%

Income before income taxes	11.5%	11.3%

Net income	7.2%	7.1%

QUARTER ENDED JULY 30, 2005 COMPARED TO QUARTER ENDED JULY 31, 2004.

Net Sales. Net sales for the three months ended July 30, 2005 (“Current Quarter”) totaled $595.8 million, a 3% increase from $577.9 million reported for the three months ended July 31, 2004 (“Prior Quarter”). Sales for the Prior Quarter included the impact of an extra, or fourteenth week, resulting from the Company’s long-standing convention of using a fifty-two, fifty-three week fiscal year ending on the final Saturday in April. On a comparable basis, which excludes the estimated impact of the extra week, sales increased 9% in the Current Quarter. The impact of foreign exchange rate changes on net sales for the Current Quarter was approximately 0.5% of total net sales.

It is difficult to precisely quantify the impact of the extra week on the quarterly operating results since certain aspects of the Company’s business, such as equipment sales and contract services, are not as directly affected by the additional billing days. As a result, the Company has not estimated the impact of the extra week on equipment sales.

Dental segment sales rose 7% to $432.1 million on a comparable basis. Sales of consumables were strong, increasing 8% and reflecting a continued focus on this aspect of the dental business. Equipment sales grew 4% on an actual quarter-over-quarter basis. This percentage does not include any estimated impact of the extra week for reasons discussed above. The Company experienced ongoing demand for new technology CEREC and digital radiography equipment and related software. Basic equipment, such as units, chairs and lights, experienced below-plan growth. Finally, sales of other services and products, consisting primarily of parts, technical service, software support, and insurance e-claims increased 12% on a comparable basis in the Current Quarter.

Veterinary sales increased approximately 9% on a comparable basis. The comparable basis first quarter of fiscal 2006 comparison excludes incremental sales resulting from the Milburn acquisition and the fiscal 2005 quarter results were adjusted to remove two factors: the voluntary recall of ProHeart 6® by the product’s manufacturer in September 2004 and the impact of the extra week.

Rehabilitation segment sales improved 9% in the Current Quarter, excluding the estimated impact of the additional week in the Prior Quarter. The sales from the Medco sports medicine business were especially strong. This business is seasonally strong in the July to September time frame, which is reflective of demand created by the football season and the start of the new school year.

Gross Margins. Consolidated gross margin decreased from 35.3% to 34.8% in the Current Quarter as compared to the Prior Quarter. The quarter-over-quarter decline resulted primarily from the impact of certain acquisitions.

The Veterinary supply business experienced a 70 basis point decline in its gross margin, due to the impact of the Milburn equine business, whose margins are below Webster Veterinary’s historic standards. Excluding Milburn, the Veterinary segment’s gross margin improved by 10 basis points in comparison to the Prior Quarter.

Patterson Medical’s gross margin also declined 70 basis points quarter-over-quarter, due primarily to strong sales of Medco sports medicine products, which carry lower margins than other Patterson Medical products. Excluding the impact of Medco, the rehabilitation segment’s gross margin improved 60 basis points.

Dental segment gross margin did not change significantly quarter-over-quarter.

Operating Expenses. Operating expenses as a percent of sales improved to 23.1%. This ratio represented a reduction of 50 basis points as compared to 23.6% in the Prior Quarter and resulted primarily from better operating leverage at both the rehabilitation and veterinary supply units.

In the Prior Quarter, the Veterinary segment was integrating the less efficient operations of the April 2004 ProVet acquisition. With this integration largely complete, Webster Veterinary’s operating expense ratio improved by 60 basis points in the Current Quarter.

As anticipated, the rehabilitation unit posted a significantly lower level of intangibles amortization in the Current Quarter. This reduction in amortization expense accounted for 150 basis points of improvement in the segment’s operating expense ratio. Excluding the lower amortization expense impact, the segment’s operating expense ratio improved by an additional 50 basis points year-over-year, reflecting better expense management.

The Dental segment’s operating expense ratio was unchanged quarter-over-quarter.

Operating Income. Operating income was $69.5 million, or 11.7% of net sales in the Current Quarter. This percentage was consistent with 11.7% reported in the Prior Quarter and reflected the Company’s lower gross margin being offset by improved operating expense ratio. While it is intuitive, the Company’s operating margin for the Current Quarter would not be expected to show substantial improvement when compared to the Prior Quarter since the Prior Quarter included one additional week of revenue which would have had a positive impact on the Company’s operating margin in that period.

Other Expense, Net. Net other expense was $1.0 million for the Current Quarter compared to $2.4 million in the Prior Quarter. The reduction was due to two factors. First, increasing interest rates enabled the Company to earn more interest income in the Current Quarter. Second, debt payments totaling approximately $175 million over the last year resulted in less interest expense in the Current Quarter. The weighted average effective interest rate on all debt was approximately 3.8% in the Current Quarter. A similar rate in the second quarter of fiscal 2006 is expected.

Income Taxes. The effective income tax rate for the Current Quarter was 37.4%, which was consistent with the Prior Quarter.

Earnings Per Share. Earnings increased 5% to $42.9 million, resulting in diluted earnings per share of $0.31 versus $0.29 the same quarter a year ago.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended July 30, 2005, the Company generated $29.2 million of cash from operations on earnings of $42.9 million, compared to $65.5 million on earnings of $40.8 million in the three months ended July 31, 2004. The quarterly fluctuation was due largely to a reduction in trade payables in the Current Quarter due to timing of payments. In addition, the Prior Quarter’s operating cash flow benefited from an incremental $20 million from the sale of finance contracts, made possible by amendments to the Company’s funding arrangements near the end of fiscal 2004.

Cash flows also reflect the $100 million distribution fee that was paid for a 10-year extension of the Company’s exclusive North American distribution agreement of Sirona’s CEREC equipment. Capital expenditures were $16.3 million in the Current Quarter, including approximately $11 million for investments in projects related to a new printed office products facility, a new distribution facility for Patterson Medical’s U.K. operation, and the Company’s new shared distribution center in Kent, Washington. The new printed office products facility and the new shared distribution center both became operational in the Current Quarter.

The Company expects funds generated by operations, existing cash balances and availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next fiscal year.

CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its 2005 Annual Report on Form 10-K filed on July 14, 2005.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain information of a non-historical nature contains forward-looking statements. Words such as “believes,” “expects,” “plans,” “estimates,” “intends” and variations of such words are intended to identify such forward-looking statements. These statements are not guaranties of future performance and are subject to certain risks, uncertainties or assumptions that are difficult to predict; therefore, the Company cautions shareholders and prospective investors that the following important factors, among others, could cause the Company’s actual operating results to differ materially from those expressed in any forward-looking statements. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority. The Company assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

•	The Company’s ability to meet increased competition from national, regional and local full-service distributors and mail-order distributors of dental, veterinary and rehabilitation and assistive living products, while maintaining current or improved profit margins.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

•	The continued ability of the Company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

•	Changes in the economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

•	Reduced growth in expenditures for dental services by private dental insurance plans.

•	The accuracy of the Company’s assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive dental services such as periodontic, endodontic and orthodontic procedures.

•	The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

•	The effects of healthcare related legislation and regulation, which may affect expenditures or reimbursements for rehabilitation and assistive products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since April 30, 2005 in the Company’s market risk. The weighted-average interest rate on long-term debt for the Current Quarter was approximately 3.8% and a similar rate is expected in the second quarter of fiscal 2006. As discussed in Note 4 to the condensed consolidated financial statements, the Company entered into certain offsetting interest rate cap agreements during the quarter ended July 30, 2005 that, on a consolidated basis, do not materially impact the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s 2005 Annual Report on Form 10-K filed on July 14, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 30, 2005. Based upon management’s evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 30, 2005.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Four purported class action lawsuits were filed in the United States District Court for the District of Minnesota, naming the Company and certain officers and directors and alleging certain violations of the federal securities laws. On August 31, 2005 the Court entered an order consolidating the cases into a single action captioned In re Patterson Companies, Inc. Securities Litigation docketed as File No. 05cv1757 DSD/NMJ. Because of the status of the proceedings as well as the contingencies and uncertainties associated with litigation, it is not possible to predict the exposure that the Company will have, if any, in connection with the claims. The Company believes that the allegations made against it in the lawsuits are without merit and it intends to vigorously defend the claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. The Company did not repurchase any shares under the program during the quarter ended July 30, 2005 and has not made any repurchases since the program’s approval in September 2004. As of July 30, 2005, the Company had authority to repurchase six million shares under that program. The repurchase authorization expires on September 30, 2009.

ITEM 5. OTHER INFORMATION

On September 7, 2005, the Company issued a press release announcing the acquisition of Accu-Bite, Inc., a Michigan-based dental distributor. A copy of the press release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2005 Annual Report on Form 10-K filed on July 14, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)
Dated: September 8, 2005
	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release of Patterson Companies, Inc. announcing acquisition of Accu-Bite, Inc., dated September 7, 2005.

99.2	Convertible debenture issued by the Company to Edward L. Donnelly, dated September 12, 2003.[1]

99.3	Amended and restated employment agreement by and between the Company and Edward L. Donnelly, dated August 15, 2003.[1]

[1]	Incorporated by reference to the Registrant’s Form 8-K dated August 5, 2005, filed on August 9, 2005.