Form 10-Q
period 2005-10-29
PATTERSON COMPANIES, INC.
filed 2005-12-08
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State of incorporation)	(I.R.S. Employer Identification No.)

1031 Mendota Heights Road, St. Paul, Minnesota 55120

(Address of principal executive offices, including zip code)

(651) 686-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Patterson Companies, Inc. had outstanding 138,278,316 shares of common stock as of December 6, 2005.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended October 29, 2005, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2005 Annual Report on Form 10-K filed July 14, 2005 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	October 29, 2005	April 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,047	$232,549
Short-term investments	4,013	13,382
Receivables, net	341,258	317,168
Inventory	237,011	206,405
Prepaid expenses and other current assets	30,088	30,533

Total current assets	760,417	800,037

Property and equipment, net	119,820	97,178
Long-term receivables, net	34,394	33,573
Goodwill	649,184	632,549
Identifiable intangibles, net	111,357	113,530
Distribution agreement	100,000	—
Other	7,940	8,434

Total assets	$1,783,112	$1,685,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,096	$160,954
Accrued payroll expense	47,157	43,132
Other accrued expenses	83,438	77,317
Income taxes payable	3,734	20,858
Current maturities of long-term debt	21,527	20,027

Total current liabilities	328,952	322,288
Long-term debt	290,016	301,530
Deferred taxes	51,668	46,411

Total liabilities	670,636	670,229

STOCKHOLDERS’ EQUITY
Common stock	1,381	1,378
Additional paid-in capital	132,853	124,212
Accumulated other comprehensive income	9,677	8,519
Retained earnings	989,431	901,829
Notes receivable from ESOP	(20,866)	(20,866)

Total stockholders’ equity	1,112,476	1,015,072

Total liabilities and stockholders’ equity	$1,783,112	$1,685,301

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$641,697	$578,237	$1,237,544	$1,156,180

Cost of sales	422,483	373,610	811,086	747,584

Gross profit	219,214	204,627	426,458	408,596

Operating expenses	146,388	134,568	284,118	270,935

Operating income	72,826	70,059	142,340	137,661

Other income and (expense):
Finance income, net	1,479	1,180	3,575	2,501
Interest expense	(3,109)	(3,791)	(6,186)	(7,549)
Gain on currency exchange	243	447	212	488

Income before taxes	71,439	67,895	139,941	133,101

Income taxes	26,719	25,391	52,339	49,782

Net income	$44,720	$42,504	$87,602	$83,319

Earnings per share:
Basic	$0.33	$0.31	$0.64	$0.61

Diluted	$0.32	$0.31	$0.63	$0.60

Weighted average common shares:
Basic	137,554	136,737	137,427	136,630

Diluted	139,249	138,795	139,183	138,702

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	October 29, 2005	October 30, 2004
Operating activities:
Net income	$87,602	$83,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,672	7,418
Amortization of intangibles	3,256	5,816
Stock-based compensation	390	—
Bad debt expense	1,171	773
Change in assets and liabilities, net of acquired	(32,187)	28,085

Net cash provided by operating activities	67,904	125,411

Investing activities:
Additions to property and equipment, net	(27,166)	(13,386)
Acquisitions, net	(32,728)	(72,762)
Distribution agreement	(100,000)	—
Sale (purchase) of short-term investments, net	9,369	(12,373)

Net cash used in investing activities	(150,525)	(98,521)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(10,014)	(60,420)
Common stock issued, net	8,644	9,036

Net cash used in financing activities	(1,370)	(51,384)

Effect of exchange rate changes on cash	(511)	3,140

Net decrease in cash and cash equivalents	(84,502)	(21,354)

Cash and cash equivalents at beginning of period	232,549	287,160

Cash and cash equivalents at end of period	$148,047	$265,806

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and share amounts in thousands except per share data)

(Unaudited)

October 29, 2005

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 29, 2005 and the results of operations and the cash flows for the periods ended October 29, 2005 and October 30, 2004. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 29, 2005 and October 30, 2004, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2005 Annual Report on Form 10-K filed on July 14, 2005.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The second quarter of fiscal 2006 and 2005 represent the 13 weeks ended October 29, 2005 and October 30, 2004, respectively. Because of the Company’s long established practice of using a 52/53-week fiscal year convention, the first six months of fiscal 2006 include 26 weeks of operations while the first six months of fiscal 2005 include 27 weeks.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

Comprehensive Income

Total comprehensive income was $46,800 and $88,760 for the three and six months ended October 29, 2005, respectively, and $46,805 and $89,585 for the three and six months ended October 30, 2004, respectively. Other than net income, comprehensive income includes foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.

Distribution Agreement

In the first quarter of fiscal 2006, the Company extended its exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC 3D dental restorative system. The Company paid a $100 million distribution fee to extend the agreement for a 10-year period that begins in October 2007. The distribution fee is reflected as a non-current asset in the condensed consolidated balance sheet. The amortization of this fee will occur over the 10-year period and will reflect the pattern in which the economic benefits of the fee are realized.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Denominator:
Denominator for basic earnings per share - weighted-average shares	137,544	136,737	137,427	136,630

Effect of dilutive securities:
Stock option plans	1,392	1,723	1,480	1,776
Employee Stock Purchase Plan	37	44	37	44
Capital Accumulation Plan	217	232	180	193
Convertible debentures	59	59	59	59

Dilutive potential common shares	1,705	2,058	1,756	2,072

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	139,249	138,795	139,183	138,702

Options to purchase 59 and 30 shares of common stock during the three and six months ended October 29, 2005 are excluded from the calculation of diluted EPS because the effect would have been anti-dilutive. There are 13 and 59 shares of restricted stock awards outstanding, including performance unit awards, which are excluded from the calculation of diluted EPS during the three and six months ended October 29, 2005, respectively, because the effect would have been anti-dilutive. There were no anti-dilutive securities outstanding during the three and six months ended October 30, 2004, respectively.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 30, 2005 and October 29, 2005 is as follows:

	Balance at April 30, 2005	Acquisition Activity	Translation And Other Activity	Balance at October 29, 2005
Dental Supply	$77,437	$13,077	$110	$90,624
Rehabilitation Supply	482,535	—	—	482,535
Veterinary Supply	72,577	3,364	84	76,025

Total	$632,549	$16,441	$194	$649,184

The increase in the goodwill balance during the six-month period ended October 29, 2005 primarily reflects the preliminary purchase price allocation of the Accu-Bite, Inc. acquisition (see Note 5) and contingent earn-out payments related to acquisitions made in prior years. The preliminary purchase price allocation is subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of acquired intangible assets excluding goodwill are as follows:

	October 29, 2005	April 30, 2005
Copyrights, trade names and trademarks - unamortized	$76,402	$76,402

Customer lists and other amortizable intangible assets	60,921	59,827
Less: Accumulated amortization	(25,966)	(22,699)

Net amortizable	34,955	37,128

Total identifiable intangible assets, net	$111,357	$113,530

NOTE 3 STOCK-BASED COMPENSATION

The Company has adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123. The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees. This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. No compensation expense has been recorded related to stock options as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the measurement date.

During the six-months ended October 29, 2005, the Company issued approximately 90,000 restricted stock awards (“RSAs”) and 13,000 performance unit awards (“PUAs”) to employees. The RSAs vest over a seven or nine-year period and are subject to forfeiture provisions. Certain RSAs are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. The PUAs are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the Board of Directors. If these goals are not met, the PUAs are cancelled. The fair values of the RSAs and PUAs are expensed over the expected vesting periods. The Company recognized approximately $0.2 million and $0.4 million of expense, net of related tax benefit, related to RSAs and PUAs during the three and six-month periods ended October 29, 2005, respectively. There were no such awards issued or outstanding in any periods prior to fiscal 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income, as reported	$44,720	$42,504	$87,602	$83,319

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	190	—	390	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,075)	(534)	(2,155)	(1,080)

Pro forma net earnings	$43,835	$41,970	$85,837	$82,239

Earnings per share—basic:

As reported	$0.33	$0.31	$0.64	$0.61
Pro forma	$0.32	$0.31	$0.63	$0.61

Earnings per share—diluted:

As reported	$0.32	$0.31	$0.63	$0.60
Pro forma	$0.31	$0.30	$0.62	$0.60

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

SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2007, unless adopted earlier. The Company is currently evaluating SFAS 123R to determine the date of adoption, which fair-value-based model and transitional provision will be followed upon adoption, and the impact it may have on the Company’s consolidated financial statements.

NOTE 4 DERIVATIVE FINANCIAL INSTRUMENTS

In fiscal 2004, the Company entered into a swap agreement in the notional amount of $100 million that exchanged a floating interest rate payment obligation for a fixed rate payment obligation. The swap has been designated as a cash flow hedging instrument. The contract is recorded at fair value on the balance sheet and all changes in fair value are deferred in accumulated other comprehensive income because the agreement has been determined to be perfectly effective. Upon recognition in the statement of income, such gains or losses are recorded as an adjustment to interest expense. The fair value of the interest rate swap agreement as of October 29, 2005 and April 30, 2005 was estimated at $0.5 million and $0.9 million, respectively. The fair value of the interest rate swap agreement is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, market expectations for future interest rates and the Company’s current creditworthiness. This interest rate swap agreement terminated in November, 2005.

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

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. The fair value of the two purchased interest rate caps at October 29, 2005 was approximately $0.4 million. This amount was completely offset by the fair value of the two sold interest rate caps of ($0.4) million. Accordingly, the impact to consolidated earnings of the Company is zero. The Company was not a party to any such interest rate cap agreements prior to fiscal 2006.

The Company has limited involvement with derivative financial instruments and does not use financial instruments or derivatives for any trading or other speculative purposes.

NOTE 5 ACQUISITIONS

In September 2005, the Company acquired Accu-Bite, Inc., a Michigan-based dental distributor, in an all-cash transaction. During fiscal 2005, the Company completed several acquisitions, including CAESY Education Systems and Medco Supply Company, Inc. in May 2004 and Milburn Distributions, Inc. in October 2004. Additionally, the Company acquired a small dental equipment dealer in September 2004. The operating results of these acquisitions are included in the Company’s condensed consolidated statements of income from the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of the acquisitions were not material to the Company either individually or in the aggregate.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K filed July 14, 2005. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, marketing, purchasing, finance, human resources and facilities.

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales
Dental supply	$480,080	$438,918	$912,136	$864,535
Rehabilitative supply	78,800	75,205	157,350	152,450
Veterinary supply	82,817	64,114	168,058	139,195

Consolidated net sales	$641,697	$578,237	$1,237,544	$1,156,180

Operating income
Dental supply	$54,560	$54,229	$104,477	$103,939
Rehabilitative supply	14,352	12,897	30,078	27,313
Veterinary supply	3,914	2,933	7,785	6,409

Consolidated operating income	$72,826	$70,059	$142,340	$137,661

The following table presents sales information by product for the Company:

	Three Months Ended		Six Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales
Consumable and printed products	$418,010	$367,140	$818,350	$757,003
Equipment and software	176,724	167,675	326,787	312,659
Other	46,963	43,422	92,407	86,518

Total	$641,697	$578,237	$1,237,544	$1,156,180

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our 2005 Annual Report on Form 10-K filed July 14, 2005, for important background information regarding, among other things, an overview of the markets in which we operate and our business strategies. Notes 4, 5 and 6 to the accompanying condensed consolidated financial statements are incorporated by reference into this discussion.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8%	64.6%	65.5%	64.7%

Gross margin	34.2%	35.4%	34.5%	35.3%
Operating expenses	22.8%	23.3%	23.0%	23.4%

Operating income	11.4%	12.1%	11.5%	11.9%
Other (expense) income, net	(0.2)%	(0.4)%	(0.2)%	(0.4)%

Income before income taxes	11.2%	11.7%	11.3%	11.5%

Net income	7.0%	7.4%	7.1%	7.2%

QUARTER ENDED OCTOBER 29, 2005 COMPARED TO QUARTER ENDED OCTOBER 30, 2004.

Net Sales. Net sales for the three months ended October 29, 2005 (“Current Quarter”) totaled $641.7 million, an 11.0% increase from $578.2 million reported for the three months ended October 30, 2004 (“Prior Quarter”).

The Company acquired Accu-Bite Dental, Inc. (“Accu-Bite”) in September 2005 and Milburn Distributions, Inc. (“Milburn”) in October 2004. Excluding the impact of these two acquisitions, sales rose approximately 7.1%. The impact of foreign exchange rate changes on net sales for the Current Quarter was approximately 0.5% of total net sales.

Dental segment sales were $480.1 million in the Current Quarter, which was an increase of 9.4% from $438.9 million in the Prior Quarter. Sales of consumable dental supplies and printed office products increased 12% in the Current Quarter. Excluding the impact of the Accu-Bite acquisition, sales of these products were up 7.4%. Dental equipment and software sales rose 5.5%, driven by double-digit sales growth of the CEREC® 3D dental restorative systems and digital radiography equipment. Basic equipment sales growth and the Accu-Bite acquisition each had a minimal contribution to total equipment sales growth in the Current Quarter. Finally, sales of other services and products, consisting primarily of parts, technical service, software support, and insurance e-claims increased 10.9% in the Current Quarter.

Veterinary sales increased 29.2% from $64.1 million in the Prior Quarter to $82.8 million in the Current Quarter. Excluding the impact of the Milburn acquisition, sales growth was approximately 14%. The rehabilitation unit reported sales of $78.8 million, reflecting approximately 5% sales growth in the Current Quarter.

Gross Margins. Consolidated gross margin decreased from 35.4% to 34.2% in the Current Quarter as compared to the Prior Quarter. This decline resulted from several different factors.

Within the dental unit, gross margin was affected by the acquisition of Accu-Bite, which has lower margins than the dental unit’s traditional margin. Additionally, gross margin was negatively affected by a shift during the Current Quarter in the interest rate curve used to mark-to-market the Company’s residual interest in a finance contract portfolio. This shift was nearly double what the Company has experienced in other quarters and resulted in a reduction of the residual interest adjustment on a comparable basis.

The Veterinary supply business experienced a decline in its gross margin of 80 basis points due mostly to the impact of the Milburn equine business, whose margins are below Webster Veterinary’s historic standards. The Current Quarter included the anniversary of this transaction and, as a result, future quarters are not expected to experience similar impacts on gross margins on a comparable basis.

Patterson Medical’s gross margin declined approximately 60 basis points quarter-over-quarter, due to product mix as well as increases in freight costs.

Operating Expenses. In the Current Quarter, operating expenses as a percent of sales were 22.8%. This ratio represented a reduction of 50 basis points as compared to 23.3% in the Prior Quarter, reflecting the impact of a lower level of intangible asset amortization, primarily in the rehabilitation supply unit, and increased operating leverage at the veterinary supply unit. The dental unit’s operating expense ratio, which was adversely affected by the Accu-Bite acquisition, was unchanged quarter-over-quarter.

Operating Income. Operating income was $72.8 million, or 11.4% of net sales in the Current Quarter. This percentage was lower than the 12.1% reported in the Prior Quarter and reflected the Company’s lower gross margin, partially offset by an improved operating expense ratio.

Other Expense, Net. Net other expense was $1.4 million for the Current Quarter compared to $2.2 million in the Prior Quarter. The reduction was due primarily to less interest expense resulting from the Company reducing its outstanding debt balance over the past year. The weighted average effective interest rate on debt was approximately 3.9% in the Current Quarter. An interest rate swap under which the Company had effectively been paying a fixed rate on $100 million of its variable rate debt terminated in November 2005. Due to the swap termination, an increase in the effective interest rate of approximately 0.5% is anticipated in the third quarter of fiscal 2006.

Income Taxes. The effective income tax rate for the Current Quarter was 37.4%, which was consistent with the Prior Quarter.

Earnings Per Share. Earnings increased 5.2% to $44.7 million, resulting in diluted earnings per share of $0.32 versus $0.31 in the Prior Quarter.

SIX MONTHS ENDED OCTOBER 29, 2005 COMPARED TO SIX MONTHS ENDED OCTOBER 30, 2004.

Net Sales. Net sales for the six months ended October 29, 2005 (“Current Period”) totaled $1,237.5 million, a 7.0% increase from $1,156.2 million reported for the six months ended October 30, 2004 (“Prior Period”). Sales for the Current Period included the contributions from the Accu-Bite and Milburn acquisitions. The Prior Period included the impact of an extra or twenty-seventh week resulting from the Company’s long-standing convention of using a fifty-two, fifty-three week fiscal year ending on the final Saturday of April. Fiscal year 2005 was a fifty-three week year, while fiscal year 2006 will be a fifty-two week year.

It is difficult to precisely quantify the impact of an extra week on six-month operating results since certain aspects of the Company’s business, such as equipment sales and contract services, are not as directly affected by the additional billing days.

Dental segment sales of $912.1 million in the Current Period represented an increase of 5.5% from $864.5 million the Prior Period. Sales of consumables and printed office products (“Consumables”) were $523.5 million, or 5.4% higher than $496.6 million in the Prior Period. The Company estimates the impact of the extra week in the Prior Period on Consumables sales to be approximately $18.9 million. The Accu-Bite acquisition impact in the Current Period on Consumables was approximately $10.4 million. Adjusting for these two factors, consumables sales growth was approximately 7.4% in the Current Period.

Veterinary segment sales rose to $168.1 million, up 20.7% from $139.2 million in the Prior Period. Excluding the estimated impact of the extra week on the Prior Period and the Milburn acquisition, sales growth in the veterinary segment was approximately 8.5%.

The rehabilitation business unit reported Current Period sales of $157.4 million, which was 3.2% higher than Prior Period sales of $152.5 million. Excluding the estimated impact of the extra week on Prior Period sales, growth was 6.7%.

Gross Margins. Current Period consolidated gross margin was 34.5% as compared to the Prior Period margin of 35.3%. The period-over-period decline resulted from several different factors.

Gross margins at the dental unit were down 60 basis points in the Current Period, due to a decline in the second quarter, resulting partly from to the acquisition of Accu-Bite, which has lower margins than the dental unit’s traditional margin. Additionally, dental unit gross margin was negatively affected by a shift during the Current Quarter in the interest rate curve used to mark-to-market the Company’s residual interest in a finance contract portfolio as discussed above.

The Veterinary supply business experienced a decline in its gross margin of 70 basis points due to the impact of the Milburn equine business, whose margins are below Webster Veterinary’s historic standards.

Patterson Medical’s gross margin declined approximately 70 basis points period-over-period, due to product mix, increases in freight costs and strong Current Period sales from its Medco division, which carries lower gross margin than the other divisions of the Medical unit.

Operating Expenses. Operating expenses as a percent of sales were 23.0% in the Current Period, which was a reduction from 23.4% in the Prior Period. The lower operating expense ratio was due largely to two factors.

First, the Current Period included a lower level of intangible asset amortization at the rehabilitation unit. Secondly, the veterinary unit has gained operating leverage on higher sales. In addition, in the Prior Period, the veterinary unit was integrating the less efficient operations of the April 2004 ProVet acquisition that resulted in extra operating expense.

The dental segment’s Current Period operating expense ratio was consistent with the ratio in the Prior Period.

Operating Income. Operating income was $142.3 million, or 11.5% of net sales in the Current Period. This percentage was lower than the 11.9% reported in Prior Period and reflected the Company’s lower gross margin, partially offset by an improved operating expense ratio both as discussed above.

Other Expense, Net. Net other expense was reduced from $4.6 million in the Prior Period to $2.4 million in the Current Period. This reduction resulted from the combination of two factors. First, interest expense was $6.2 million in the Current Period, down from $7.5 million in the Prior Period due to the Company’s principal payments on outstanding debt over the past year. Additionally, the Company’s interest income rose to $3.6 million in the Current Period as compared to $2.5 million in the prior period, due largely to higher interest rates.

Income Taxes. The effective income tax rate for the Current Period was 37.4%, which was consistent with the Prior Period.

Earnings Per Share. Earnings increased 5.1% to $ 87.6 million, resulting in diluted earnings per share of $0.63 versus $0.60 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended October 29, 2005 (“Current Period”), the Company generated $67.9 million of cash from operations on earnings of $87.6 million, compared to $125.4 million on earnings of $83.3 million in the six months ended October 30, 2004 (“Prior Period”). The cash flow from operations for the six months ended October 30, 2004 was favorably impacted by a difference in the sequencing of our routine cash disbursement cycle and our fiscal year calendar. This difference caused about one additional week of trade payables to be outstanding at the end of the Prior Period. Cash flows in the Current Period also reflected the $100 million distribution fee that was paid for a 10-year extension of the Company’s exclusive North American distribution agreement of Sirona’s CEREC equipment.

Capital expenditures were $27.2 million in the Current Period. Significant expenditures in fiscal 2006 included a new printed office products facility, a new distribution facility for Patterson Medical’s U.K. operation, and new shared distribution center projects in Kent, Washington and Lancaster, Pennsylvania. The new printed office products facility and the Washington distribution center both became operational in the first quarter of fiscal 2006. The U.K. and Pennsylvania distribution facility projects were in progress as of October 29, 2005.

The Company expects funds generated by operations, existing cash balances and availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next fiscal year.

CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its 2005 Annual Report on Form 10-K filed July 14, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since April 30, 2005 in the Company’s market risk. The weighted-average interest rate on the Company’s debt for the Current Period was approximately 3.9%. An interest rate swap under which the Company has effectively been paying a fixed rate on $100 million of its variable rate debt terminated in November 2005. Due to the swap termination, an increase in the effective interest rate of approximately 0.5% is anticipated in the third quarter of fiscal 2006. As discussed in Note 4 to the condensed consolidated financial statements, the Company entered into certain offsetting interest rate cap agreements during the first quarter of fiscal 2006 that, on a consolidated basis, do not materially impact the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s 2005 Annual Report on Form 10-K filed July 14, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2005. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 29, 2005.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Five purported class action lawsuits were filed during the second quarter of fiscal 2006 in the United States District Court for the District of Minnesota, naming the Company and certain officers and directors and alleging certain violations of the federal securities laws. On August 31, 2005, the Court entered an order consolidating the cases into a single action captioned In re Patterson Companies, Inc. Securities Litigation docketed as File No. 05cv1757 DSD/NMJ. On September 16, 2005, a derivative lawsuit was filed in the United States District Court for the District of Minnesota captioned Vance Cadd, Derivatively On Behalf of Patterson Companies, Inc. vs. James W. Wiltz, et al., docketed as File No. 05-cv-02155 RHK/AJB. This lawsuit names certain officers and directors of the Company as defendants and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On October 11, 2005, a class action lawsuit was filed in the United States District Court for the District of Minnesota captioned Tamara Dolliver, On Behalf of Herself and All Others Similarly Situated vs. Patterson Companies, Inc., et al docketed as File No. 05-cv-02383 JNE/SRN. This class action lawsuit was brought on behalf of the participants in the Company’s Employee Stock Ownership Plan against the Company and certain officers and directors, and alleges violations of the federal Employee Retirement Income Security Act. The Cadd and Dolliver cases are predicated on essentially the same factual allegations alleged in, and are related cases to, the class action lawsuits consolidated as In Re Patterson Companies, Inc. Securities Litigation. Because of the status of the proceedings in these lawsuits, as well as the contingencies and uncertainties associated with litigation, it is not possible to predict the exposure that the Company will have, if any, in connection with the claims. The Company believes that the allegations made against it in these lawsuits are without merit and it intends to vigorously defend the claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. The Company did not repurchase any shares under the program during the quarter ended October 29, 2005 and has not made any repurchases since the program’s approval in September 2004. As of October 29, 2005, the Company had authority to repurchase six million shares under that program. The repurchase authorization expires on September 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on September 12, 2005, the Company’s shareholders approved the following matters:

1.	ELECTION OF DIRECTORS

	Voted for	Withheld
To serve for a three-year term expiring in 2008:
Ronald E. Ezerski	120,247,353	8,897,086
Andre B. Lacy	120,700,273	8,444,166

There were no abstentions or broker non-votes. The other directors of the Company whose terms in office continued after the 2005 Annual Meeting of Shareholders are as follows: terms expiring at the 2006 Annual Meeting—Ellen A. Rudnick, Harold C. Slavkin and James W. Wiltz; and term expiring at the 2007 Annual Meeting—Peter L. Frechette.

2.	RATIFY THE SELECTION OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL 2006. The vote was 125,274,180 for, 3,791,559 against, and 78,700 abstentions. There were no broker non-votes.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2005 Annual Report on Form 10-K filed July 14, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: December 8, 2005

	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-4(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) or 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002