Form 10-Q
period 2006-01-28
PATTERSON COMPANIES, INC.
filed 2006-03-09
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer  ☒     Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Patterson Companies, Inc. had outstanding 138,642,997 shares of common stock as of March 6, 2006.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended January 28, 2006, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2005 Annual Report on Form 10-K filed July 14, 2005, and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 28, 2006	April 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185,986	$232,549
Short-term investments	2,005	13,382
Receivables, net	312,954	317,168
Inventory	242,573	206,405
Prepaid expenses and other current assets	30,453	30,533

Total current assets	773,971	800,037

Property and equipment, net	125,019	97,178
Long-term receivables, net	46,790	33,573
Goodwill	657,606	632,549
Identifiable intangibles, net	109,733	113,530
Distribution agreement	100,000	—
Other	7,651	8,434

Total assets	$1,820,770	$1,685,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,236	$160,954
Accrued payroll expense	48,143	43,132
Other accrued expenses	83,995	77,317
Income taxes payable	7,983	20,858
Current maturities of long-term debt	20,027	20,027

Total current liabilities	305,384	322,288
Long-term debt	285,022	301,530
Deferred taxes	54,162	46,411

Total liabilities	644,568	670,229

STOCKHOLDERS’ EQUITY
Common stock	1,386	1,378
Additional paid-in capital	140,726	124,212
Accumulated other comprehensive income	11,521	8,519
Retained earnings	1,043,435	901,829
Notes receivable from ESOP	(20,866)	(20,866)

Total stockholders’ equity	1,176,202	1,015,072

Total liabilities and stockholders’ equity	$1,820,770	$1,685,301

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net sales	$682,402	$638,005	$1,919,946	$1,794,185

Cost of sales	441,433	410,677	1,252,519	1,158,261

Gross profit	240,969	227,328	667,427	635,924

Operating expenses	152,423	145,549	436,541	416,484

Operating income	88,546	81,779	230,886	219,440

Other income and (expense):
Finance income, net	1,106	1,533	4,681	4,034
Interest expense	(3,470)	(3,303)	(9,656)	(10,852)
Gain on currency exchange	85	89	297	577

Income before taxes	86,267	80,098	226,208	213,199
Income taxes	32,263	29,961	84,602	79,743

Net income	$54,004	$50,137	$141,606	$133,456

Earnings per share:
Basic	$0.39	$0.37	$1.03	$0.98

Diluted	$0.39	$0.36	$1.02	$0.96

Weighted average common shares:
Basic	137,804	136,924	137,552	136,728

Diluted	139,275	138,960	139,214	138,788

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	January 28, 2006	January 29, 2005
Operating activities:
Net income	$141,606	$133,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,028	10,960
Amortization of intangibles	4,939	9,279
Stock-based compensation	570	—
Bad debt expense	1,925	1,128
Change in assets and liabilities, net of acquired	(45,235)	36,454

Net cash provided by operating activities	115,833	191,277

Investing activities:
Additions to property and equipment, net	(36,721)	(22,590)
Acquisitions, net	(39,228)	(72,855)
Distribution agreement	(100,000)	—
Sale (purchase) of short-term investments, net	11,377	(4,207)

Net cash used in investing activities	(164,572)	(99,652)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(15,021)	(65,586)
Common stock issued, net	16,522	13,179

Net cash provided by (used in) financing activities	1,501	(52,407)

Effect of exchange rate changes on cash	675	2,965

Net (decrease) increase in cash and cash equivalents	(46,563)	42,183

Cash and cash equivalents at beginning of period	232,549	287,160

Cash and cash equivalents at end of period	$185,986	$329,343

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and share amounts in thousands except per share data)

(Unaudited)

January 28, 2006

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 28, 2006 and the results of operations and the cash flows for the periods ended January 28, 2006 and January 29, 2005. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 28, 2006 and January 29, 2005, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2005 Annual Report on Form 10-K filed on July 14, 2005.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The third quarter of fiscal 2006 and 2005 represent the 13 weeks ended January 28, 2006 and January 29, 2005, respectively. Because of the Company’s long established practice of using a 52/53-week fiscal year convention, the first nine months of fiscal 2006 include 39 weeks of operations while the first nine months of fiscal 2005 include 40 weeks.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

Comprehensive Income

Total comprehensive income was $55,848 and $144,608 for the three and nine months ended January 28, 2006, respectively, and $49,887 and $139,472 for the three and nine months ended January 29, 2005, respectively. Other than net income, comprehensive income includes foreign currency translation effects and changes in unrealized gains and losses on cash flow hedging instruments.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Denominator:
Denominator for basic earnings per share - weighted-average shares	137,804	136,924	137,552	136,728

Effect of dilutive securities:
Stock option plans	1,159	1,640	1,374	1,730
Employee Stock Purchase Plan	45	39	40	42
Capital Accumulation Plan	252	298	204	229
Convertible debentures	15	59	44	59

Dilutive potential common shares	1,471	2,036	1,662	2,060

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	139,275	138,960	139,214	138,788

Options to purchase 479 and 180 shares of common stock during the three and nine months ended January 28, 2006 are excluded from the calculation of diluted EPS because the effect would have been anti-dilutive. There are 13 and 43 shares of restricted stock awards outstanding, including performance unit awards, which are excluded from the calculation of diluted EPS during the three and nine months ended January 28, 2006, respectively, because the effect would have been anti-dilutive. There were no anti-dilutive securities outstanding during the three and nine months ended January 29, 2005, respectively.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 30, 2005 and January 28, 2006 are as follows:

	Balance at April 30, 2005	Acquisition Activity	Translation And Other Activity	Balance at January 28, 2006
Dental Supply	$77,437	$13,266	$230	$90,933
Rehabilitation Supply	482,535	—	—	482,535
Veterinary Supply	72,577	11,477	84	84,138

Total	$632,549	$24,743	$314	$657,606

The increase in the goodwill balance during the nine-month period ended January 28, 2006 reflects the preliminary purchase price allocation of the Accu-Bite, Inc. and Intra Corp acquisitions (see Note 5) and contingent earn-out payments related to acquisitions made in prior years. The preliminary purchase price allocations are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of acquired intangible assets excluding goodwill are as follows:

	January 28, 2006	April 30, 2005
Copyrights, trade names and trademarks - unamortized	$76,402	$76,402
Customer lists and other amortizable intangible assets	60,969	59,827
Less: Accumulated amortization	(27,638)	(22,699)

Net amortizable	33,331	37,128

Total identifiable intangible assets, net	$109,733	$113,530

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

During the nine-months ended January 28, 2006, the Company issued approximately 90,000 restricted stock awards (“RSAs”) and 13,000 performance unit awards (“PUAs”) to employees. The RSAs vest over a seven or nine-year period and are subject to forfeiture provisions. Certain RSAs are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. The PUAs are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the Board of Directors. If these goals are not met, the PUAs are cancelled. The fair values of the RSAs and PUAs are expensed over the expected vesting periods. The Company recognized approximately $0.2 million and $0.6 million of expense, net of related tax benefit, related to RSAs and PUAs during the three and nine-month periods ended January 28, 2006, respectively. There were no such awards issued or outstanding in any periods prior to fiscal 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net income, as reported	$54,004	$50,137	$141,606	$133,456

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	180	—	570	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,090)	(636)	(3,245)	(1,716)

Pro forma net earnings	$53,094	$49,501	$138,931	$131,740

Earnings per share—basic:

As reported	$0.39	$0.37	$1.03	$0.98
Pro forma	$0.39	$0.36	$1.01	$0.96

Earnings per share—diluted:

As reported	$0.39	$0.36	$1.02	$0.96
Pro forma	$0.38	$0.36	$1.00	$0.95

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

SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2007. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision will be followed upon adoption, and the impact it may have on the Company’s consolidated financial statements.

NOTE 4 DERIVATIVE FINANCIAL INSTRUMENTS

In fiscal 2004, the Company entered into a swap agreement in the notional amount of $100 million that exchanged a floating interest rate payment obligation for a fixed rate payment obligation. The swap was designated as a cash flow hedging instrument. The contract was recorded at fair value on the balance sheet and all changes in fair value were deferred in accumulated other comprehensive income because the agreement has been determined to be perfectly effective. This interest rate swap agreement terminated in November, 2005. The fair value of the interest rate swap agreement as of April 30, 2005 was estimated at $0.9 million.

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

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. The fair value of the two purchased interest rate caps at January 28, 2006 was approximately $0.3 million. This amount was completely offset by the fair value of the two sold interest rate caps of ($0.3) million. Accordingly, the impact to consolidated earnings of the Company is zero. The Company was not a party to any such interest rate cap agreements prior to fiscal 2006.

Also in fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurs. As of January 28, 2006, the notional amount of this agreement was approximately $45 million and there was a nominal estimated fair value.

The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

NOTE 5 ACQUISITIONS

In December 2005, the Company acquired Intra Corp (“IntraVet”), a developer of veterinary practice management software that is marketed under the IntraVet brand name. In September 2005, the Company acquired Accu-Bite, Inc., (“Accu-Bite”) a Michigan-based dental distributor. The acquisition of both IntraVet and Accu-Bite were all-cash transactions. During fiscal 2005, the Company completed several acquisitions, including CAESY Education Systems and Medco Supply Company, Inc. in May 2004 and Milburn Distributions, Inc. in October 2004. Additionally, the Company acquired a small dental equipment dealer in September 2004. The operating results of these acquisitions are included in the Company’s condensed consolidated statements of income from the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of the acquisitions were not material to the Company either individually or in the aggregate.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net sales
Dental supply	$531,884	$499,796	$1,444,020	$1,364,331
Rehabilitative supply	69,755	67,508	227,105	219,958
Veterinary supply	80,763	70,701	248,821	209,896

Consolidated net sales	$682,402	$638,005	$1,919,946	$1,794,185

Operating income
Dental supply	$73,589	$67,998	$178,066	$171,937
Rehabilitative supply	11,311	10,618	41,389	37,931
Veterinary supply	3,646	3,163	11,431	9,572

Consolidated operating income	$88,546	$81,779	$230,886	$219,440

The following table presents sales information by product category for the Company:

	Three Months Ended		Nine Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net sales
Consumable and printed products	$406,447	$365,408	$1,224,797	$1,122,411
Equipment and software	227,771	229,349	554,558	542,008
Other	48,184	43,248	140,591	129,766

Total	$682,402	$638,005	$1,919,946	$1,794,185

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Nine Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.7%	64.4%	65.2%	64.6%

Gross margin	35.3%	35.6%	34.8%	35.4%
Operating expenses	22.3%	22.8%	22.7%	23.2%

Operating income	13.0%	12.8%	12.1%	12.2%
Other (expense) income, net	(0.3)%	(0.3)%	(0.3)%	(0.3)%

Income before income taxes	12.7%	12.5%	11.8%	11.9%

Net income	7.9%	7.9%	7.4%	7.4%

QUARTER ENDED JANUARY 28, 2006 COMPARED TO QUARTER ENDED JANUARY 29, 2005.

Net Sales. Net sales for the three months ended January 28, 2006 (“Current Quarter”) totaled $682.4 million, a 7.0% increase from $638.0 million reported for the three months ended January 29, 2005 (“Prior Quarter”). The Current Quarter included one less selling day than the Prior Quarter, which negatively impacted the growth rate by an estimated 1-2 percentage points.

The Company acquired Accu-Bite Dental, Inc. (“Accu-Bite”) in September 2005 and Intra Corp (“IntraVet”) in December 2005. Excluding the impact of these two acquisitions, sales rose approximately 4.3%.

Dental segment sales were $531.9 million in the Current Quarter, which was an increase of 6.4% from $499.8 million in the Prior Quarter. Sales of consumable dental supplies and printed office products increased 12.1% in the Current Quarter. Excluding the impact of the Accu-Bite acquisition, sales of these products were up 6.0%. Dental equipment and software sales decreased 1.1%. Strong sales growth of digital radiography equipment and related software, including the line of CAESY patient education software, largely offset flat sales of basic equipment and modestly lower sales of CEREC® 3D dental restorative systems. Finally, sales of other services and products, consisting primarily of parts, technical service labor, software support, and insurance e-claims increased 13.1% in the Current Quarter.

Veterinary sales increased 14.2% from $70.7 million in the Prior Quarter to $80.8 million in the Current Quarter. The IntraVet acquisition had a nominal impact on sales growth. The veterinary segment’s sales of equipment and software grew to $5.7 million in the Current Quarter, an increase of 65.1% from the Prior Quarter. The rehabilitation unit reported sales of $69.8 million, reflecting 3.3% sales growth in the Current Quarter. This sales growth reflected a negative impact of foreign currency translation on sales of approximately 1.4%.

Gross Margins. Consolidated gross margin decreased from 35.6% to 35.3% in the Current Quarter as compared to the Prior Quarter. This decline was largely due to the acquisition of Accu-Bite, whose gross margins are currently lower than the Company’s historic dental levels. Accu-Bite was acquired in September 2005 and continues to be integrated into the Company’s existing dental operations.

In addition, the consolidated gross margin was impacted by strong sales growth of the veterinary segment because this segment has the lowest gross margin of the Company’s three businesses. While still producing a lower gross margin than the other two businesses, the veterinary unit improved its own gross margin by 80 basis points in the Current Quarter, which was a result of the increased sales of equipment and software.

Patterson Medical’s gross margin declined 150 basis points quarter-over-quarter, due to product mix as well as increases in freight costs.

Operating Expenses. In the Current Quarter, operating expenses as a percent of sales were 22.3%. This ratio represented a reduction of 50 basis points as compared to 22.8% in the Prior Quarter, reflecting strengthened operating leverage and a lower level of intangible asset amortization in the rehabilitation supply unit.

Operating Income. Operating income was $88.5 million, or 13.0% of net sales in the Current Quarter. This percentage was approximately 20 basis points higher than the 12.8% reported in the Prior Quarter and reflected the Company’s improved operating expense ratio, partially offset by a decline in consolidated gross margin.

Other Expense, Net. Net other expense was $2.3 million for the Current Quarter compared to $1.7 million in the Prior Quarter. Interest expense was $3.5 million in the Current Quarter, up slightly from $3.3 million in the Prior Quarter despite a lower debt balance in the Current Quarter. An interest rate swap agreement, under which the Company had effectively been paying a fixed rate on $100 million of variable rate debt, terminated in November 2005. The weighted average effective interest rate on debt was approximately 4.5% in the Current Quarter, up from 3.3% in the Prior Quarter. A rate similar to the Current Quarter is expected in the Company’s fourth quarter of fiscal 2006.

Income Taxes. The effective income tax rate for the Current Quarter was 37.4%, which was consistent with the Prior Quarter.

Earnings Per Share. Earnings increased 7.7% to $54.0 million, resulting in diluted earnings per share of $0.39 versus $0.36 in the Prior Quarter.

NINE MONTHS ENDED JANUARY 28, 2006 COMPARED TO NINE MONTHS ENDED JANUARY 29, 2005.

Net Sales. Net sales for the Nine Months Ended January 28, 2006 (“Current Period”) totaled $1,919.9 million, a 7.0% increase from $1,794.2 million reported for the Nine Months Ended January 29, 2005 (“Prior Period”). The Prior Period included the impact of an extra or fortieth week resulting from the Company’s long-standing convention of using a fifty-two, fifty-three week fiscal year ending on the final Saturday of April. Fiscal year 2005 was a fifty-three week year, while fiscal year 2006 will be a fifty-two week year.

It is difficult to precisely quantify the impact of an extra week on nine-month operating results since certain aspects of the Company’s business, such as equipment sales and contract services, are not as directly affected by the additional billing days.

Dental segment sales of $1,444.0 million in the Current Period represented an increase of 5.8% from $1,364.3 million the Prior Period. Sales of consumables and printed office products (“Consumables”) were $797.9 million, or 7.7% higher than $740.7 million in the Prior Period. The impact of the additional week in the Prior Period and the acquisition of Accu-Bite each had an impact on the comparability of the Current Period. Excluding these two items from the respective period, consumables sales growth was approximately 7.0% in the Current Period.

Veterinary segment sales rose to $248.8 million, up 18.5% from $209.9 million in the Prior Period. Excluding the estimated impact of the extra week on the Prior Period and the impact of acquisitions, sales growth in the veterinary segment was approximately 10.1%.

The rehabilitation business unit reported Current Period sales of $227.1 million, which was 3.2% higher than Prior Period sales of $220.0 million. Excluding the estimated impact of the extra week on Prior Period sales, growth was 5.7%.

Gross Margins. Current Period consolidated gross margin was 34.8% as compared to the Prior Period margin of 35.4%. The period-over-period decline resulted from several different factors.

Gross margins at the dental unit were down 40 basis points in the Current Period, due primarily to the acquisition of Accu-Bite, which has lower margins than the dental unit’s traditional margin.

The Veterinary supply business experienced a decline in its gross margin of 20 basis points due to the impact of a full nine-months of the Milburn equine business, whose margins are below Webster Veterinary’s historic standards.

Patterson Medical’s gross margin declined 90 basis points period-over-period, due to product mix and increases in freight costs.

Operating Expenses. Operating expenses as a percent of sales were 22.7% in the Current Period, which was a reduction from 23.2% in the Prior Period. The lower operating expense ratio was due largely to two factors.

First, the Current Period included a lower level of intangible asset amortization at the rehabilitation unit. Secondly, the dental and veterinary unit both achieved modest improvement due to operating leverage, lowering their operating expense ratio 10 and 20 basis points, respectively.

Operating Income. Operating income was $230.9 million, or 12.1% of net sales in the Current Period. This percentage was slightly less than the 12.2% reported in Prior Period and reflected the Company’s lower gross margin, partially offset by an improved operating expense ratio, both as discussed above.

Other Expense, Net. Net other expense decreased from $6.2 million in the Prior Period to $4.7 million in the Current Period. The primary reason for the decrease was lower interest expense, which was $10.9 million in the Prior Period and $9.7 million in the Current Period. The Company carried less debt on its balance sheet during the Current Period due to principal payments over the past year. Higher effective interest rates partially offset the impact of the lower debt balances.

Income Taxes. The effective income tax rate for the Current Period was 37.4%, which was consistent with the Prior Period.

Earnings Per Share. Earnings increased 6.1% to $141.6 million, resulting in diluted earnings per share of $1.02 versus $0.96 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

For the Current Period, the Company generated $115.8 million of cash from operations on earnings of $141.6 million, compared to $191.3 million on earnings of $133.5 million in the Prior Period. The operating cash flow in the Prior Period was favorably impacted by a difference in the sequencing of the Company’s routine cash disbursement cycle and the Company’s fiscal year calendar. This difference caused about one additional week of trade payables to be outstanding at the end of the Prior Period.

Investing cash flows in the Current Period reflect the $100 million distribution fee that was paid for a 10-year extension of the Company’s exclusive North American distribution agreement of Sirona’s CEREC equipment. Capital expenditures were $36.7 million in the Current Period. Significant capital expenditures in fiscal 2006 included a new printed office products facility, a new distribution facility for Patterson Medical’s U.K. operation, and new shared distribution center projects in Kent, Washington and Lancaster, Pennsylvania. The new printed office products facility and the Washington distribution center both became operational in the first quarter of fiscal 2006. The U.K. facility is expected to be operational in the fourth quarter of fiscal 2006. The Pennsylvania distribution facility is expected to be operational in the first quarter of fiscal 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since April 30, 2005 in the Company’s market risk. The weighted-average interest rate on the Company’s debt for the Current Period was approximately 4.5%. A similar rate is anticipated in the fourth quarter of fiscal 2006. As discussed in Note 4 to the condensed consolidated financial statements, the Company entered into certain offsetting interest rate cap agreements and an interest rate swap agreement in fiscal 2006. On a consolidated basis, these agreements do not materially impact the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s 2005 Annual Report on Form 10-K filed July 14, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2006. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 28, 2006.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Five purported class action lawsuits have been filed in the United States District Court for the District of Minnesota, naming the Company and certain officers and directors and alleging certain violations of the federal securities laws. On August 31, 2005, the Court entered an order consolidating the cases into a single action captioned In re Patterson Companies, Inc. Securities Litigation docketed as File No. 05cv1757 DSD/NMJ. On September 16, 2005, a derivative lawsuit was filed in the United States District Court for the District of Minnesota captioned Vance Cadd, Derivatively On Behalf of Patterson Companies, Inc. vs. James W. Wiltz, et al., docketed as File No. 05-cv-02155 RHK/AJB. This lawsuit names certain officers and directors of the Company as defendants and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On October 11, 2005, a class action lawsuit was filed in the United States District Court for the District of Minnesota captioned Tamara Dolliver, On Behalf of Herself and All Others Similarly Situated vs. Patterson Companies, Inc., et al docketed as File No. 05-cv-02383 JNE/SRN. This class action lawsuit was brought on behalf of the participants in the Company’s Employee Stock Ownership Plan against the Company and certain officers and directors, and alleges violations of the federal Employee Retirement Income Security Act. The Cadd and Dolliver cases are predicated on essentially the same factual allegations alleged in, and are related cases to, the class action lawsuits consolidated as In Re Patterson Companies, Inc. Securities Litigation. Because of the status of the proceedings in these lawsuits, as well as the contingencies and uncertainties associated with litigation, it is not possible to predict the exposure that the Company will have, if any, in connection with the claims. The Company believes that the allegations made against it in these lawsuits are without merit and it intends to vigorously defend the claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. The Company did not repurchase any shares under the program during the quarter ended January 28, 2006 and has not made any repurchases since the program’s approval in September 2004. As of January 28, 2006, the Company had authority to repurchase six million shares under that program. The repurchase authorization expires on September 30, 2009.

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
Dated: March 9, 2006

	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002