Form 10-K
period 2006-04-29
PATTERSON COMPANIES, INC.
filed 2006-07-13
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on October 28, 2005, was approximately $4,643,000,000. (For purposes of this calculation all of the registrant’s officers, directors, presidents of operating units and 10% owners known to the Company are deemed affiliates of the registrant.)

As of July 7, 2006, there were 138,838,274 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated	Part of Form 10-K
Proxy Statement for 2006 Annual Meeting of Shareholders	Part III

FORM 10-K INDEX

PART I

Item 1.	BUSINESS

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes forward-looking statements. Reference is made to Item 1A—Risk Factors and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Operating Results, for a discussion of certain factors that could cause the Company’s actual operating results to differ materially from those expressed in any forward-looking statements.

General

In June 2004, the Company changed its corporate name from Patterson Dental Company to Patterson Companies, Inc. (“Patterson” or the “Company”). Patterson retained its existing Nasdaq stock symbol. The corporate name change was adopted to reflect Patterson’s expanding base of business, which now encompasses the veterinary and rehabilitation supply markets, as well as its traditional base of operations in the dental supply market. Patterson’s operating units include Patterson Dental, Webster Veterinary and Patterson Medical, formerly known as AbilityOne Corporation.

Patterson is a value-added distributor serving three major markets:

•	North American dental supply;

•	U.S. companion-pet (dogs, cats and other common household pets) and equine veterinary supply; and

•	The worldwide rehabilitation and non-wheelchair assistive products supply market.

Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Direct Dental Supply Co., Patterson Dental Canada Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., PDC Funding Company, LLC, Patterson Technology Center, Inc., Patterson Office Supplies, Inc., Webster Management LP, Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Sammons Preston Canada, Inc., AO Liquidation, Inc., Tumble Forms, Inc., Midland Manufacturing Company, Inc., Medco Supply Company, Inc., Intra Corp., Patterson Logistics Services, Inc., Accu-Bite, Inc., Accu-Bite Dental Products Limited Liability Company, Williamston Industrial Center, LLC, Strategic Dental Marketing, Inc., AbilityOne Homecraft Limited, AbilityOne Limited, AbilityOne Kinetec S. A. and AOC Vertriebs GmbH.

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

Shared Services Initiative

To streamline Patterson’s cost structure, the Company is consolidating its distribution infrastructure and business systems. With respect to the distribution infrastructure, the first step in this process came in March 2005 when the Company opened a facility in Columbia, South Carolina, that replaced the individual dental and veterinary distribution centers that were serving this region. Next, the Company consolidated separate dental and veterinary facilities in Seattle into a new shared distribution center in the first quarter of fiscal 2006. During the first quarter of 2007, the Company also opened a new distribution center in eastern Pennsylvania that is replacing nearby, separate dental and veterinary facilities. Plans call for this distribution center to stock Patterson Medical inventory beginning in the second quarter of fiscal 2007. Patterson Medical’s distribution facility in Bolingbrook, IL will close later in calendar year 2006. This unit’s products are now stocked in shared distribution facilities in Dinuba, CA, Jacksonville, FL and Fort Worth, TX. The second phase of the Company’s consolidation plan, which will include a lower level of capital expenditure than the preceding initiatives, is expected to start later in fiscal 2007 with the modification of another existing facility that will accommodate products for multiple business units.

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental is one of the two largest distributors of dental products in North America. The business has operations in the United States and Canada. Patterson Dental, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental offers its customers a broad selection of dental products including more than 90,000 stock keeping units (“SKUs”) of which approximately 4,500 are private-label products sold under the Patterson name. Patterson Dental also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Patterson Dental markets its dental products and services through approximately 1,540 direct sales representatives, 398 of whom are equipment specialists.

Patterson Dental has over 125 years of experience providing quality service to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to nearly $2.0 billion in fiscal 2006 and profitability has increased from an operating loss in fiscal 1986 to operating income of $249.8 million in fiscal 2006.

Patterson estimates the dental supply market it serves to be approximately $6.0 billion annually and that its share of this market is approximately 32%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices and is attractive for the Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 160,000 dentists practicing in the United States in approximately 135,000 dental practices. In Canada, there are approximately 18,000 licensed dentists according to the Canadian Dental Association. The average general practitioner generated approximately $560,000 in annual revenue in 2003, while the average specialty practitioner produced about $800,000. The Company believes that a dentist uses between 5% and 7% of annual revenue to purchase consumable supplies used in the daily operations of the practice. This translates into between $28,000 and $39,000 of supplies being purchased by the average practice each year. The Company believes the average dental practitioner purchases about 40% of their supplies from their top supplier.

Total expenditures for dental services in the United States increased from $31 billion in 1990 to $84 billion in 2005. Domestic dental care expenditures are projected by the Centers for Medicare & Medicaid Services to grow 6% annually, reaching $116 billion by the year 2010. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

•	Demographics. The U.S. population grew from 235 million in 1980 to 297 million in 2005, and is expected to reach 309 million by 2010. The median age of the population is also increasing and the Company believes that older dental patients spend more on a per capita basis for dental services.

•	Dental products and techniques. Technological developments in dental products have contributed to advances in dental techniques and procedures, including cosmetic dentistry and dental implants.

•	Demand for certain dental procedures. Demand is growing for preventive dentistry and specialty services such as periodontic (the treatment of gums), endodontic (root canals), orthodontic (braces), and other dental procedures that enable patients to keep their natural teeth longer and improve their appearance.

•	Increased dental office productivity. The number of dentists per 100,000 persons in the U.S. is forecasted to decline over the next two decades. As a result, the number of patients per dental practice is expected to grow. For this reason dentists are showing increased willingness to invest in dental equipment and office infrastructure that can strengthen the productivity of their practices.

•	Demand for infection control products. Greater public awareness as well as regulations and guidelines instituted by OSHA, the American Dental Association and state regulatory authorities have resulted in increased use of infection control (asepsis) products such as protective clothing, gloves, facemasks, and sterilization equipment to prevent the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Coverage by dental plans. An increasing number of dental services are being funded by private dental insurance. The Centers for Medicare & Medicaid Services statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 50% of the $84 billion in total expenditures for 2005.

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

Emphasizing Value-Added, Full-Service Capabilities. Patterson Dental is positioned to meet virtually all of the needs of dental practitioners by providing a full range of consumable supplies, equipment and software, and value-added services. The Company believes that its customers value full service and responsive delivery of quality supplies and equipment. Customers also increasingly expect suppliers to be knowledgeable about products and services, and generally a superior sales representative can create a special relationship with the practitioner by providing an informational link to the overall industry. The Company’s knowledgeable sales representatives assist customers in the selection and purchase of supplies and equipment. In addition, the high quality sales force allows Patterson to offer broader product lines. Since most dental practices lack a significant degree of back office support, the convenience of our full-service capabilities enables dentists to spend more time with patients and, thus, generate additional revenues.

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

Using Technology to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability to its dental supply segment since 1987 when it first introduced Remote Order Entry (REMOSM). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, 7 days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers four systems to the dental supply segment, eMAGINE®, REMOSM, PDXpress® and www.pattersoncompanies.com. Customers, as well as the Company’s sales force, use these systems. Over the years, the number of orders transmitted electronically has grown steadily to approximately 60% of Patterson’s consumable dental product volume or $655 million in fiscal 2006.

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

The Company’s proprietary practice management and clinical software, EagleSoft®, is developed and maintained by the Patterson Technology Center (PTC). The Company believes the PTC differentiates Patterson Dental from the competition by positioning Patterson Dental as the only company providing a single-source solution for the high-growth area of digital radiography. This technology, which we expect to be installed eventually in most dental offices, has a current market penetration of approximately 25%. Among its many specialized capabilities, the PTC provides system configuration, as well as the seamless integration of all digital operatory components with clinical software, including our EagleSoft® line. This integration creates an electronic patient database that combines the patient’s front office record with digital information from the clinical x-ray, intra-oral camera, CEREC® and other digital equipment. The PTC also will network the digital x-ray system throughout the entire office and provide all required custom computer hardware for the system. In addition, the PTC provides installation and customer training, as well as a call center for troubleshooting customer problems and arranging for local service.

Software and digital radiography customers also have access to the support capabilities of the PTC. The PTC provides support for our proprietary products as well as select branded product from our manufacturers. In addition to troubleshooting problems through its customer call center, the PTC designs and configures local area networks and assembles custom hardware. The PTC also develops and supports the Company’s order entry systems.

Continuing to Improve Operating Efficiencies. Patterson continues to implement programs designed to improve operating efficiencies and allow for continued sales growth over time. These programs include a wide variety of initiatives from investing in management information systems to consolidating distribution centers. Recent initiatives include upgrading the Company’s communications architecture, developing a new technical service system, and implementation of the shared services concept.

The Company has improved operating efficiencies by converting its communications architecture to faster, higher capacity data lines that combine voice and data transmissions while reducing overall communication costs. The Company has made substantial progress in the development of a new field service management tool for its technical service operations. This new tool will allow the Company to fundamentally change its technical service business processes, improving the Company’s ability to coordinate the actions of its service technicians and enhancing customer service while reducing the overall cost of operations.

An integral part of Company’s shared services concept is the consolidation and leveraging of distribution centers between the segments of the Company. The execution of this strategy is expected to take several years and the first stage is now largely complete. In fiscal 2005, the Company accomplished significant goals that included opening the first new, shared distribution facility in South Carolina. In fiscal 2006, the Company opened a new, shared distribution facility in Washington state that replaced dental and veterinary facilities previously operated in the area. In the first quarter of fiscal 2007, the Company opened a new, shared distribution facility in eastern Pennsylvania. This facility consists of approximately 200,000 square feet of warehouse and office space and will support the distribution of products from all three of the operating units. As a result of these and other efforts, the Company expects to continue to improve its operating leverage and efficiencies going forward.

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

Dental distribution acquisitions in the United States

•	In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 2005, Patterson acquired certain assets of 25 smaller dental dealers throughout the United States. During fiscal 2002, the Company acquired Thompson Dental Company of Columbia, SC, a leading value-added distributor of dental supplies, equipment and services in the mid-Atlantic and southeastern U.S. Thompson ranked among the 10 largest dental distributors in the country. In September 2005, the Company acquired Accu-Bite, Inc., a Michigan-based dental distributor with approximately 60 field sales representatives.

Dental distribution acquisitions in Canada

•	In October 1993, Patterson Dental completed the acquisition of Healthco International, Inc.’s Canadian subsidiary, Healthco Canada, Inc. In August 1997, the Company acquired Canadian Dental Supply Ltd., which expanded the Company’s market share in British Columbia, Alberta, Saskatchewan and Ontario. In July 2002, the Company acquired Distribution Quebec Dentaire, Inc., augmenting the Company’s market share in Quebec. As a combined operation known as Patterson Dental Canada Inc., this subsidiary, which the Company believes is one of the two largest full-service dental products distributors in Canada, employs approximately 495 people, 130 of whom are sales representatives.

Printed office products acquisitions

•	In October 1996, Patterson acquired the Colwell Systems division of Deluxe Corporation, now known as Patterson Office Supplies. This operation produces and sells a variety of printed office products used in medical, dental and veterinary offices.

Software acquisitions

•

In July 1997, Patterson Dental acquired EagleSoft, Inc., a developer and marketer of Windows®-based practice management and clinical software for dental offices. EagleSoft’s operation, now known as the Patterson Technology Center, is located in Effingham, Illinois. In September 2000, the Company

acquired eCheck-up.com, a web-based, value-added service that complements and expands the Company’s current product offerings to the front office of the dental practice. eCheck-up.com is an Internet service that provides on-line practice performance and benchmarking services to subscribing dental customers through its website. In December 2001, the Company purchased Modern Practice Technologies, a company that provides custom computing solutions to the dental industry. This acquisition helped Patterson to position itself to provide all of the custom hardware and networking required for interfacing the entire dental office.

•	In May 2004, Patterson Dental acquired CAESY Education Systems, Inc., the leading provider of electronic patient education services to dental practices in North America. Headquartered in Vancouver, Washington, CAESY provides dental practices with a range of communications media that educate patients about professional dental care, procedures and treatment alternatives with the goal of influencing patient decisions about dental services and increasing the productivity of the dental professional. Educational materials are communicated through CD/DVD media, computer programs and the dentist’s web site. These materials can be used within the dental waiting room, at chair side and in the patient’s home.

Products and Services

The following table sets forth the sales by principal categories of products and services offered to dental supply customers:

	2006	2005	2004
Consumable and printed products	55%	54%	57%
Equipment and software	36	37	34
Other (1)	9	9	9

Total	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

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

Software. Patterson develops and markets its own line of practice management and clinical software for dental professionals. Products include software for scheduling, billing, charting and capture/storage/retrieval of digital images. The Company also sells software products developed by third parties including Sidexis by Sirona and Dimax2 by Planmeca. These value-added products are designed to help achieve office productivity improvements, which translate into higher profitability for the customer.

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

Other

Software Services. The Company offers a variety of services to complement its software products such as service agreements, electronic claims processing and billing statement processing. These services provide value to customers by allowing them to keep software products current, or receive payments more rapidly while obtaining greater productivity.

Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and Patterson’s 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance services for all dental equipment, whether or not purchased from Patterson, including 24-hour handpiece repair service. In addition to service technicians who provide installation and repair services on basic dental equipment, the Company has also invested in personnel who specialize in installing and troubleshooting issues with technology solutions such as practice management software, digital imaging products, hardware and networking. The goal of this group, which is comprised of both local service technicians and the Patterson Technology Center, is to help customers integrate newer technology into their dental practice. The Patterson Technology Center helps the customer minimize costly downtime by offering a single point of contact for post-sale technology related issues. A new technical service tool is being developed that will both enhance customer service as well as reduce costs of the Company’s traditional and technology-specific service personnel.

Dental Office Design. Patterson provides dental office layout and design services through the use of a computer-aided design (CAD) program. Equipment specialists can create original or revised dental office designs in a fraction of the time required to produce conventional drawings. Customers purchasing major equipment items receive dental office design services at no additional charge.

Equipment Financing. Patterson Dental provides a variety of options to fulfill its customers’ financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through

Patterson or a third party. For non-equipment related needs, customers are referred to a third party organization. This alternative allows the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2006, the Company originated over $345 million of equipment finance contracts. The Company, or its vendor partner, financed approximately 43% of the equipment purchased by customers during fiscal 2006.

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

Patterson created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in the commercial paper conduit. The Company transfers installment sale contracts to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. The capacity under this agreement, as amended, is $440 million of contract purchases. There is no recourse to the Company for contracts purchased by the commercial paper conduit, but there is a holdback by the conduit equal to 10% of the principal of these contracts.

The group of banks, led by U.S. Bank, can also purchase the Company’s installment sale contracts that are secured by dental equipment, on a limited recourse basis. The contract purchase agreement with the banks allows for a maximum capacity of $110 million.

Patterson services the customer contracts under both of the preceding arrangements for which it receives a fee.

Sales and Marketing

During fiscal 2006, Patterson Dental sold products or services to over 120,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental’s customers include dentists, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2006, and Patterson is not dependent on any single customer or geographic group of customers. The Company’s sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company’s value-added approach.

Patterson Dental has over 90 local offices throughout the U.S. and Canada so that it can provide a presence in the market and decision making near the customer. These offices, or branches, are staffed with a complete complement of Patterson Dental capabilities, including sales, customer service and technical service personnel, as well as a local manager who has broad decision making authority with regard to customer related transactions and issues. The branches are grouped into seven regions in the U.S. and one in Canada.

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

To assist its sales representatives, Patterson Dental publishes a variety of catalogs and fliers containing product and service information. Dental customers receive a full-line product catalog containing over 30,000 inventoried items. The catalog includes pictures of products, detailed descriptions and specifications of products and is utilized by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high-demand items such as infection control products are promoted through merchandise fliers printed and distributed bi-monthly to the dental supply market. In addition, dental equipment sold by Patterson is featured in Patterson’s tri-yearly publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson and information on equipment maintenance.

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

Patterson ships dental consumable supplies from 10 strategically located distribution centers in the U.S. and Canada. Orders for consumable dental supplies can be placed by telephone or electronically 24 hours a day, 7 days a week. Printed office products are shipped from the Company’s manufacturing facility in Illinois.

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

Patterson Dental’s more than 90 dental sales offices are generally configured with display areas where the latest dental equipment can be demonstrated. Dental equipment inventory is generally custom ordered and is staged at the Company’s sales offices before delivery to dental offices for installation.

Sources of Supply

Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. The Company has a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2006, the Company processed over 70% of its invoices from dental vendors using EDI capabilities. In addition, 57% of Patterson’s dental purchase order volume was conducted employing EDI, which represented 61% of dental purchase order dollars placed during the fiscal year. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

Patterson Dental obtains products from approximately 1,100 vendors in the dental segment. Patterson has exclusive distribution agreements with several quality dental equipment manufacturers including Sirona Dental

Systems GmbH for the CEREC®, and Schick Technologies, Inc. for digital x-rays. In June 2006, Sirona and Schick merged to create Sirona Dental Systems, Inc. This merger did not affect the existing exclusive distribution agreements. The Company is the only national dealer for A-dec equipment, including chairs, units and cabinetry. A-dec is the largest manufacturer of dental equipment in the U.S.

While the Company makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products sold by the Company, the concentration of business with key suppliers is considerable. The Company’s top ten supply vendors accounted for approximately 45% and 52% of the cost of dental products sold in fiscal years 2006 and 2005, respectively. Of these ten, the top two vendors accounted for 9% and 9%, and 12% and 11% of fiscal 2006 and fiscal 2005 cost of sales, respectively.

Competition

The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service distributors and mail-order distributors. The dental supply market is extremely fragmented. In addition to Patterson and one other national, full-service firm, Sullivan-Schein Dental, a unit of Henry Schein, Inc., there are at least 17 full-service distributors that operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end-users.

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

Veterinary Supply

Overview

Webster Veterinary, or “Webster,” is the leading distributor of veterinary supplies to companion-pet (dogs, cats and other common household pets) veterinary clinics in the eastern United States. Management believes Webster is the second largest distributor of companion-pet veterinary supplies nationally. In addition, through its fiscal 2005 acquisition of Milburn Distributions, Inc., Webster is the leading national equine distributor in the United States. Webster provides products used for the diagnosis, treatment and/or prevention of diseases in companion pets and equine animals. Founded in 1946 and headquartered in Sterling, Massachusetts, Webster has developed a strong brand identity as a value-added, full-service distributor of a virtually complete range of consumable supplies, equipment, diagnostic supplies, biologicals (vaccines) and pharmaceuticals. Webster does not distribute pet foods. Webster’s product offering, totaling more than 11,000 items, is sold by approximately 165 field sales representatives. In addition to its core business of distributing veterinary products, Webster has a significant agency commission business with a few large pharmaceutical manufacturers. Under the agency relationships, Webster typically earns a commission for soliciting orders through its sales force. In the agency relationship, Webster processes the order to the manufacturer but handles none of the product nor does Webster bill and collect from the customer. The agency commissions that Webster earns range from 3% to 10%, a portion of which is shared with the direct sales personnel. Webster’s agency commissions accounted for less than 2% of its net sales in fiscal 2006. Net sales by Webster in fiscal 2006 were $346.1 million. Operating income totaled $18.4 million.

The Company estimates the market for pharmaceuticals and supplies sold to companion-pet and equine veterinarians through distribution is approximately $2.8 billion on an annual basis. Based upon the estimated

$2.8 billion market, the Company believes its share of this market is approximately 13%. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. There are approximately 79,000 veterinarians practicing at 27,000 animal health clinics. The vast majority, approximately 67% of veterinarians, work in private animal health clinics specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $770,000 of annual revenue. These practices purchase between $80,000 and $120,000 of supplies each year, and similar to the dental practitioner, do not maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products which are administered and dispensed by veterinarians.

According to a market study prepared by KPMG LLP for three veterinary professional organizations in 1999, the demand for veterinary services has historically grown significantly faster than growth in the overall economy. Total expenditures for veterinary services in the United States grew at an inflation adjusted real annual rate of 7.2% from 1980 through 1997, and are projected to grow 5% on a real basis annually, through the year 2015. The companion pet segment is the fastest growing area of the overall U.S. veterinary supply market. The Company believes this growth is sustainable due to the following favorable factors:

•	Number of households with companion pets. The number of households with companion pets is steadily expanding which increases the demand for veterinary services. Today, 63% of U.S. households own a companion pet compared with 56% in 1988. Overall, 45% of all households in the U.S. own more than one pet.

•	Veterinary expenditures per household. The amount pet owners are willing to spend caring for their pets is increasing substantially. The American Pet Products Manufacturers Association estimates that pet owners will spend $38.4 billion in 2006 to care for the American pet population, or $555 per household. This is a 125% increase over the $17 billion spent in 1994.

•	Veterinary products and techniques. Many new therapeutic and preventive products are being developed for the companion pet market. Technological developments have resulted in new innovative veterinary products and advances in veterinary services.

Strategy

Webster’s objective is to build a leading national position in the companion-pet veterinary market through internal expansion and acquisitions, while continuing to improve its profitability and enhance its value to customers. Its key strategies and priorities for accomplishing this objective are to open new geographic markets, make acquisitions that expand market share, emphasize value-added capabilities, consistently improve operating efficiencies and broaden the product offering.

Growing Through Internal Expansion and Acquisitions. In April 2004, Webster acquired the assets of ProVet, which was the companion-pet veterinary supply division of Lextron, Inc. ProVet was a distributor with locations in Indianapolis, Kansas City, Houston, Denver and Seattle. Management believes this acquisition made Webster the second largest distributor of companion-pet veterinary supplies in the U.S. This acquisition added 44 sales representative territories expanding Webster’s geographic coverage to include the states of Indiana, Illinois, Missouri, Kansas, Oklahoma, Colorado, Nevada, Idaho and Oregon. In addition, the acquisition increased market coverage in Washington state and Texas where Webster already had a presence.

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

In fiscal 2006, Webster grew through both an acquisition and greenfield expansion. In December 2005, it acquired Intra Corp., one of the nation’s leading developers of veterinary practice management software that is marketed under the IntraVet brand name. IntraVet has approximately 1,600 software installations nationwide and furthers Webster’s strategy of establishing a value-added business platform similar to that of Patterson Dental.

Also in fiscal 2006, Webster developed business through a program of internal start-ups, including operations in Ohio, Michigan and California. The expansion into California, which had been Webster’s largest unserved market, was particularly successful and made a solid contribution to Webster’s fiscal 2006 sales results. Further expansion of Webster’s geographic marketplace is anticipated in the future.

Emphasizing Value-Added, Full-Service Capabilities. Webster believes that veterinary customers value full service and responsive delivery of product, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services, and generally a superior sales representative can create a special relationship with the practitioner by providing an informational link to the overall industry. Webster’s knowledgeable sales representatives assist customers in the selection and purchasing of supplies. Most veterinarians are independent, or small unit based, practitioners who are unable to store and manage large volumes of supplies in their offices. Webster meets its customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers.

Continuing to Improve Operating Efficiencies. Webster continuously pursues opportunities to lower costs and improve efficiencies. This is being done through the sharing of distribution capacity with Patterson’s other two business segments and the integration of new and proven systems that improve service levels and can be shared with multiple business segments. A new corporate level officer position was created in early fiscal 2005 in order to identify, implement and manage shared services strategies across all business segments. This process started when the Company created a veterinary version of the eMAGINE® electronic order entry system and began to distribute veterinary products from its Kent, Washington dental distribution center. This strategy continues to be executed, as additional distribution centers are being integrated, are currently under construction, or are being planned, which include capacity for distributing dental as well as veterinary and rehabilitation products. In addition, a new customer system that can be used by multiple business segments but will maintain the same look and feel of the eMAGINE® system was implemented initially in the veterinary supply segment and is now fully deployed within the unit. The new system provides customer support staff with integrated customer information on one screen.

Broaden the Product Line. Webster continuously seeks to broaden its portfolio of product offerings to maximize the opportunities within its existing customer base. For example, in the past two years Webster’s expansion of its product offerings included the entire line of Pfizer Animal Health equine products, Rimadyl® canine analgesic, Vetsulin™ canine insulin, Continuum™ small animal vaccines, equine anti-inflammatory Surpass®, feline nutraceutical Enisyl-F™ and canine nutraceutical Welactin™, Alphatrack blood glucose monitor, Cislak dental instruments, Previcox® canine analgesic, Mometamax otic preparation, Genesis topical spray, SCA2000 blood coagulation analyzer, Polymune equine plasma, Solitude feed-through fly preventive, and SNAP Bile Acid diagnostic test.

Webster also strives to consistently introduce innovative products. In fiscal 2005, Webster successfully launched its private label initiative to supply veterinary customers with quality consumable goods (exam gloves, sutures, surgical blades and microscope slides) at value prices and this initiative continued in fiscal 2006 with the introduction of various white goods such as gauze, cotton bandages, and cohesive tape. Management believes that product innovation allows Webster to maintain its competitive position and helps fuel internal growth. Management also believes that its emphasis on new product offerings enables its sales force to remain effective in creating demand among veterinarians.

Broadening the product line also includes bringing new, innovative services to the customer to allow them to generate greater revenues and profitability from their practice. As Webster continues to expand and build its equipment business, it has added clinic and hospital design capabilities and technical service personnel to install and repair equipment that is sold by Webster as well as by others. With the recent acquisition of the IntraVet software product, new services and revenue opportunities have become possible. In addition, as the equipment and software business grows, more financing transactions should result.

Products and Services

The following table sets forth the sales by principal categories of products and services offered to veterinary supply customers:

	2006	2005	2004
Consumable and printed products	93%	94%	94%
Equipment and software	5	4	4
Other	2	2	2

Total	100%	100%	100%

Consumable and Printed Products

Webster offers its customers a broad selection of veterinary supply products including consumable supplies, pharmaceuticals, diagnostics, and biologicals. Consumable supplies distributed by Webster include lab supplies, various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products. Webster’s pharmaceutical products include anesthetics, antibiotics, injectibles, ointments and nutraceuticals. The diagnostics product category includes on-site testing products for heartworm, FIV, FELV and Parvo-virus. Biological products are comprised of vaccines and injectibles. Many of the office supply products sold to the dental supply market are also offered to the veterinary supply market.

Equipment

Webster sells equipment for hospital, laboratory and general surgical use within the veterinary practice. Fiscal 2006 equipment sales increased 49% from fiscal 2005 and accounted for about 5% of veterinary segment sales. Webster offers innovative, quality equipment that differentiates Webster from the competition. New equipment offerings in fiscal 2006 included iM3 Dental stations, ScanX Digital Radiography System, Schick Dental Digital Radiography System, EVA-VET Digital Dental X-ray System, Sedecal Veterinary X-Ray Systems, Min Xray High Frequency Radiology Systems, Image Vet 70ACP Dental X-ray unit, Provecta-V Mobile Dental X-Ray unit, Sunnex Surgical Lights, European Design and Midmark Medical Cabinets. About 50% of veterinary equipment orders are drop shipped directly to the customer, of which 15% are custom ordered from the manufacturer. The balance of veterinary equipment is distributed in a fashion similar to consumable supplies.

Other

Other products and services include commissions on agency sales and freight recovery on shipments to customers.

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

To assist its sales representatives, Webster publishes a catalog, which contains approximately 11,000 SKUs. This catalog includes detailed descriptions and specifications of products and is utilized by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high-demand items are promoted through merchandise fliers printed and distributed monthly.

During fiscal 2005, Webster released an updated version of its website. Based upon the proven technology of the Patterson Dental website, this new site allows customers the ability to order items 24 hours a day, 7 days a week. The website also incorporates value-added functions that permit customers to check their invoice, payment and credit history, build a “shopping list” of frequently purchased items and track their order status.

Distribution

As of April 29, 2006, the decentralized distribution network in the veterinary supply segment consisted of 12 distribution centers. The distribution network is complemented by telesales representatives who are responsible for processing approximately 70% of customer orders in this segment. In order to meet the rapid delivery requirements of customers, most consumable products are delivered within 24 hours. Webster estimates that approximately 98% of its consumable orders are delivered to the customer on time. During fiscal year 2005, Webster merged its existing Charlotte, North Carolina distribution center into Patterson’s new Blythewood, South Carolina distribution facility. In fiscal 2006, Webster merged its Washington state distribution center into a shared distribution center with the dental segment in Kent, Washington. In fiscal 2007, Webster products will begin shipping out of the new, eastern Pennsylvania shared distribution center that opened in the first quarter of fiscal 2007.

Sources of Supply

Webster obtains products from nearly 550 vendors.

While Webster makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products, the concentration of business with key suppliers is considerable. In fiscal 2006 and 2005, Webster’s top 10 veterinary supply manufacturers comprised 67% and 64%, respectively, and the single largest supplier comprised 19% and 19%, respectively, of the total cost of veterinary supply sales.

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

Patterson Medical serves as the gateway through which over 23,000 rehabilitation products originating from more than 2,000 suppliers and manufacturers are sold to a diverse customer base with an emphasis on physical therapists (“PTs”) and occupational therapists (“OTs”). It offers its customers a “one-stop shop” through what it believes to be the most comprehensive catalog in the industry, one of the largest direct sales forces and the category’s most efficient customer service and distribution operations. Major channels of distribution are acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools. In addition, Patterson believes Patterson Medical’s reputation, global market presence and highly transferable business model will facilitate entry into new markets.

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

Patterson Medical is highly diversified with no single product, customer or purchasing group representing a significant percentage of total revenue. In addition, given the relatively small average order size (approximately $225), Patterson Medical’s products often do not represent a major expense category for its customers.

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

Patterson Medical believes the rehabilitation medical supplies and assistive products industry is approximately $4.4 billion in the U.S. and $6.0 billion worldwide and is expected to grow approximately 6% over the next several years. Industry growth is driven by strong growth in the physical and occupational therapy markets and favorable demographic trends associated with the aging of the baby-boom generation. Patterson Medical does not compete in wheelchairs or scooters, markets estimated to be a combined $2.0 billion worldwide. Therefore, Patterson Medical’s addressable market (defined as the collective market for products sold by Patterson Medical) is approximately $4.0 billion worldwide. Patterson Medical believes that it has an industry leading market share of approximately 5% in a highly fragmented rehabilitation and assistive products market.

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

•	Increasing Number of PTs and OTs, Patterson Medical’s Primary User Groups. According to the U.S. Department of Labor Occupational Outlook Handbook, there were approximately 132,000 PTs and 78,000 OTs in the U.S. in 2000. Approximately two-thirds of PTs were employed in either hospitals or offices of physical therapists. The remaining one-third of PTs was employed in home health agencies, outpatient rehabilitation clinics, physician offices and nursing homes. The majority of OTs works in hospitals, including many in rehabilitation and psychiatric hospitals. The remaining OTs work in outpatient occupational therapy offices and clinics, schools, home health agencies, nursing homes, community mental health centers, adult day care programs, job training services and residential care facilities. The demand for PTs and OTs is expected to remain strong largely driven by the (i) increase in the number of individuals with disabilities or limited function requiring therapy services; (ii) rapidly growing elderly population which is particularly vulnerable to chronic and debilitating conditions that require therapeutic services; (iii) baby-boom generation which is entering the prime age for heart attacks and strokes, increasing the demand for cardiac and physical rehabilitation; (iv) advances in medical technology which permit treatment of more disabling conditions; and (v) widespread interest in health promotion.

•	Increasing Frequency of Reconstructive and Implant Surgery. Another important driver of the growth in the PT market is the growing need for rehabilitation products resulting from the increasing frequency of reconstructive implant procedures, including hip and knee replacements. The worldwide reconstructive implant market is currently in excess of $5.0 billion and expected to grow between 7% and 8% annually. This growth trajectory is largely driven by favorable demographics, as patient populations are expanding at both ends of the age spectrum. Among seniors, more active lifestyles and longer life expectancies are responsible for the increasing frequency of reconstructive implants. Younger patients are opting for reconstructive implants over less invasive alternatives due to improved and longer lasting implant technology. Patterson Medical believes it is well positioned to benefit from the growth in reconstructive implants, by providing orthopedic products, namely Continuous Passive Motion machines and splinting, which are critical to post-operatory rehabilitation.

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

Kinetec consists of two operations, the manufacturing and distribution of Continuous Passive Motions machines (“CPMs”) for sale on a worldwide basis and the sale and distribution of Sammons Preston Rolyan and Homecraft products in France. Products are marketed to customers through product brochures, mailings, tele-marketing and a 6 person sales force that covers the French rehabilitation market.

Strategy

Patterson Medical’s objective is to be the customers’ first choice for rehabilitation medical supplies and non-wheelchair assistive products in each of its chosen markets. It intends to grow through internal expansion and acquisitions in both rehabilitation and related products. In the second half of fiscal 2006, a new management team was installed and is responsible for accelerating the unit’s adoption of Patterson’s value-added strategy.

Emphasizing Value-Added, Full-Service Capabilities. Patterson Medical currently offers its customers a “one-stop shop” for products through their industry-leading catalog with over 20,000 items, focused primarily on physical and occupational therapy products. Patterson Medical adds new products each year to its ever-expanding catalog and is committed to doing so long-term. Consistent with Patterson Medical’s current product offering, some of these new products are branded, exclusive or self-manufactured.

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

Improving Operating Efficiencies. Patterson Medical’s proprietary products, which consist of self-manufactured products, products manufactured for Patterson Medical and products sold through exclusive distribution arrangements, represent approximately 30% of total revenues. The accelerated adoption of Patterson’s value-added strategy at this unit will require investments in new sales and marketing programs during fiscal 2007. The Company believes these investments will result in additional sales and operating efficiencies in the future.

Growing Through Internal Expansion and Acquisitions. Patterson Medical believes it is well positioned to expand in its core markets. Patterson Medical’s market presence, clinical understanding and close customer relationships allow Patterson Medical to anticipate and flexibly respond to the diverse needs of its customers. Patterson Medical believes its market knowledge, strong vendor relationships and manufacturing capabilities will continue to drive the delivery of value-added solutions through the continual enrichment of its product mix. Additionally, Patterson Medical believes its broad portfolio of national accounts and commitment to expand its sales force will enhance Patterson Medical’s growth and penetration within its current and new customer base.

Patterson Medical acquired Homecraft and Kinetec as part of the SNR transaction. Patterson Medical is leveraging this platform to accelerate international expansion, in terms of both product lines and geographic regions. Since the SNR transaction, Patterson Medical has added over 550 pages of new products to the Homecraft catalog. Homecraft and Kinetec brought with them a proven capability to source products at favorable costs and at high levels of quality from China, which has resulted in meaningful cost savings. Patterson Medical’s management team believes its business model is transferable to other countries, and is using Homecraft to cultivate new relationships through an enhanced product array, sales effort, distribution capabilities and catalog expertise.

In May 2004, Patterson Medical acquired the assets of Medco Supply Company, Inc. (“Medco”) from NCH Corporation. With sales of nearly $50 million, Medco is one of the nation’s leading sports medicine distributors and is based in Buffalo, New York. In addition to its sports medicine business, it sells first aid, safety and medical consumable products to commercial and institutional customers, as well as consumable supplies and equipment to podiatrists. The complete product offering includes approximately 10,000 SKUs that are sold through direct mail catalogs and 15 territory sales people. Medco markets to athletic trainers, schools and school nurses, daycare providers and healthcare professionals including podiatrists, chiropractors and physical therapists.

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

Products and Services

The following table sets forth the sales by principal categories offered to rehabilitation supply customers:

	2006	2005	2004
Consumable and printed products	86%	85%	81%
Equipment	9	11	15
Other	5	4	4

Total	100%	100%	100%

Consumable and Printed Products

Patterson Medical offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living—dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods / Splints—braces, splints and orthonics for protecting, supporting and positioning

•	Clinical—products that assist in the examination and treatment of patients, such as exercise bands, putty, weights balls and mats

•	Mobility—walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

•	Pediatric Seating and Positioning—rolls, wedges, specialty seating and standers and mobility assistance products for special needs children. This category also includes sensory motor stimulation products such as toys, crafts and devices to assist with balance.

•	Modalities—products for heating and cooling therapies, electrical stimulation, laser, ultrasound, paraffin, iontophoresis and therapeutic creams and lotions

Equipment

Rehabilitation equipment consists of exercise, examination, treatment and therapy equipment and furniture. These products include parallel bars, treatment tables, mat platforms, treadmills, stationary bicycles and CPMs.

Sales and Marketing

Its PT and OT customers generally know Patterson Medical as Sammons Preston Rolyan in the U.S. and Canada, and Homecraft in the remainder of the world. The Sammons Preston Rolyan and Homecraft business models, which Patterson Medical employs in the U.S., Canada and the U.K., have driven revenue growth and profitability.

A core element of Sammons Preston Rolyan’s strategy is to maintain the most comprehensive single catalog of rehabilitation products and supplies. The catalog, published for over 50 years, is considered the gold standard of the industry and features the most comprehensive product offering with longstanding industry-leading positions and recognized brand names.

Patterson Medical has an experienced sales force, national account contracts with major customer groups, unmatched customer service within the industry and the proven ability to introduce new products each year, allowing Patterson Medical to compete across the entire spectrum of the rehabilitation medical supplies and non-wheelchair assistive products industry.

A key priority in fiscal 2007 will be expanding the sales force, which is currently 149 worldwide. Like the current sales force, new sales representatives will be hired from the ranks of PTs and OTs, manufacturers representatives and others with extensive industry knowledge.

Additionally, Patterson Medical will be developing branch offices in fiscal 2007. Much like a dental branch, these offices will have a showroom, commissioned sales staff and service department that provides equipment installation, repair and warranty service for equipment manufacturers. The branch office structure is expected to expand through a combination of internal start-ups and dealer/distributor acquisitions. Patterson Medical recently acquired Dale Surgical Professional Supply in a June 2006 transaction. This business will be the platform for a branch operation in the New York metropolitan market. In the Chicago market, a branch operation will be initiated during the summer of calendar 2006 by hiring the needed personnel and combining them with existing sales customer service personnel.

Sammons Preston Rolyan’s national accounts group collaborates with its sales force to meet the changing needs of its expanding account base. The product management group works closely with customers, suppliers and the sales force to evaluate new products for inclusion in Sammons Preston Rolyan’s product offering. Sammons Preston Rolyan adds approximately 2,500 new products to the catalog each year. Sammons Preston Rolyan’s U.S. national accounts program is staffed by seasoned professionals who have developed a comprehensive portfolio of contracts. Furthermore, the integrated Sammons Preston Rolyan organization has national contracts with major purchasing groups within each submarket, including hospitals, nursing homes and dealers.

For many years, Sammons Preston and SNR had the only national sales forces in the U.S. dedicated to the clinical education and sale of products to institutionally based PTs and OTs. With the acquisition and integration of SNR, Patterson Medical’s clinical presence and sales capability have been enhanced with a broader product offering and a more complete range of proprietary brands. The Patterson Medical sales professionals, many whom are therapists, are located throughout the U.S. and Canada. These sales professionals have utilized the extensive product line and the comprehensive national contracts portfolio to establish direct sales to U.S. hospitals, nursing homes and rehab clinics. Patterson Medical also distributes to national distributors and local dealers.

The rehabilitation medical supplies and non-wheelchair assistive products that Patterson Medical offers are generally not subject to direct reimbursement pressures from Medicare and Medicaid. Patterson Medical does not engage in third-party billing and collection activities, but sells to customers, including dealers, who provide this service.

The rehabilitation medical supplies and non-wheelchair assistive products industry is highly fragmented. No one manufacturer, distributor or customer represents a significant portion of Patterson Medical’s revenue.

Distribution

Patterson Medical’s distribution process centers on its ability to fill small unit size and small dollar amount orders. In the U.S., over 5,000 packages ship daily from six locations. The primary distribution center is located in Bolingbrook, IL, with certain high volume product also fulfilled from multi-segment facilities within the Patterson distribution network. Approximately 95% of the packages in the U.S. ship via UPS. During fiscal 2007, the distribution operations at the Bolingbrook, IL location will moving to the new, shared services facility located in eastern Pennsylvania that will be shipping products for all three Patterson operating units.

Patterson Medical’s call center operates from 7am – 7pm Monday through Friday, processing in excess of 4,000 calls per day. Order entry capability from 7pm – 7am from Monday through Friday and weekends exists through an offsite, third-party contractor with limited systems access. The combination of in-house staff, supplemented with contracted, third party services, provide customers with 24 hours a day, 7 days a week ordering capabilities. In addition, fax orders and EDI capabilities support the larger, more technologically advanced customers, including dealers, hospitals and long-term care facilities. While Internet ordering capabilities currently exist, customer reception to ordering products via the Internet is currently minimal, but growing.

Sources of Supply

Among Patterson Medical’s core strengths is its ability to obtain premier products from vendors. Patterson Medical purchases its products from over 2,000 suppliers and manufacturers. Although no single supplier accounted for more than 4% of Patterson Medical’s total purchases in fiscal 2006, Patterson Medical frequently is the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through Sammons Preston Rolyan and Homecraft positively due to reputation, longstanding industry-leading position, comprehensive catalogs, national account contracts, sales force presence and distribution capabilities. Patterson Medical continually works at strengthening its supplier relationships through the introduction of supplier programs.

Competition

Patterson Medical believes it is the only national player to offer “one-stop shopping” to its customers. Patterson Medical’s competition is generally highly fragmented, locally or regionally focused and without the product offering necessary to be a “one-stop shop.” Patterson Medical’s national and international scale and purchasing power provide Patterson Medical with a favorable cost position and strong pricing trends relative to its competition.

Patterson Companies, Inc.

For further information on each of the Company’s three operating segments, and operations by geographic area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this document and Note 11 to the Consolidated Financial Statements.

Trademarks

Patterson has registered with the United States Patent and Trademark Office the trademarks “Patterson®,” “PDXpress®,” “EagleSoft® “ and “eMAGINE®.” With the addition of AbilityOne, the Company acquired the marks Sammons, Preston, Roylan, Homecraft and numerous other tradenames and trademarks. The Company believes that the Patterson trademark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company.

Employees

As of April 29, 2006, the Company had approximately 6,440 employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson’s employees are subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

Website

The Company makes available, free of charge, on its website, its Annual Report on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission. This material may be accessed by visiting the Investor Relations section of the Company’s website at www.pattersoncompanies.com.

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

We are not including the information maintained on our website as a part of, or incorporating it by reference into, our Annual Report on Form 10-K.

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

Executive Officers of the Registrant

Set forth below is the name, age and position of the executive officers of the Company as of July 7, 2006.

James W. Wiltz	61	President and Chief Executive Officer—Patterson Companies, Inc.
Peter L. Frechette	68	Chairman of the Board—Patterson Companies, Inc.
R. Stephen Armstrong	55	Executive Vice President, Chief Financial Officer and Treasurer—Patterson Companies, Inc.
Gary D. Johnson	59	Vice President, Operations—Patterson Companies, Inc.
Lynn E. Askew	43	Vice President, Management Information Systems—Patterson Companies, Inc.
Jerome E. Thygesen	48	Vice President, Human Resources—Patterson Companies, Inc.
Scott P. Anderson	39	President—Patterson Dental Supply, Inc.
Jeffrey H. Webster	44	President—Webster Veterinary Supply, Inc.
David P. Sproat	39	President—Patterson Medical Products, Inc.

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

Peter L. Frechette was Chief Executive Officer of the Company from September 1982 to May 2005. Mr. Frechette has been a Director of Patterson since March 1983 and was named Chairman of the Board in May 1985. Mr. Frechette served as President of the Company from September 1982 to April 2003. Prior to joining Patterson, Mr. Frechette was employed by American Hospital Supply Corporation for 18 years, the last seven of which he served as President of its Scientific Products Division.

R. Stephen Armstrong was elected Executive Vice President, Chief Financial Officer and Treasurer of the Company effective July 1999. Prior to joining Patterson, Mr. Armstrong had been an Assurance Partner with Ernst & Young LLP. Ernst & Young LLP is currently the Company’s independent registered public accounting firm. Mr. Armstrong has been a director of Delphax Technologies, Inc. since 2000.

Gary D. Johnson was elected Vice President, Operations, Patterson Companies, Inc. in June 2004. Mr. Johnson held the position of Vice President, Sales, of Patterson Dental Supply, Inc. from October 1996 through May 2004. Mr. Johnson has served in various sales and management positions since he joined the Company in August 1981.

Lynn E. Askew became Vice President, Management Information Systems, in September 1999. Mr. Askew joined Patterson in 1994 as Manager, Distributed Systems, and was promoted to Director, Systems and Development in 1996. Prior to joining Patterson, Mr. Askew provided advanced technology consulting and project management services to various organizations, including Patterson.

Jerome E. Thygesen became our Vice President, Human Resources in March 2006. Prior to joining Patterson, Mr. Thygesen was Vice President, Organizational Development for Fairview Red Wing Health Services from September 2001 to February 2006, and Director of Human Resources for Red Wing Shoe Company from March 1987 to June 2001.

Scott P. Anderson was named President of the Company’s subsidiary Patterson Dental Supply, Inc., in June 2006. Mr. Anderson most recently held the position of Vice President, Sales of Patterson Dental Supply, Inc. and prior to that was the unit’s Vice President of Marketing. Mr. Anderson joined Patterson in 1993 and was recently elected to the board of directors of the Dental Trade Alliance, the trade association of dental manufacturers, distributors and laboratories.

Jeffrey H. Webster has been President of Webster Veterinary Supply, Inc., since its acquisition by Patterson in July 2001. Mr. Webster held various management positions with J. A. Webster, Inc. since 1984. At the time of the acquisition, Mr. Webster was President of J. A. Webster, Inc.

David P. Sproat was named President of Patterson Medical Products, Inc. in September 2005. Mr. Sproat joined Patterson Companies in 1997 and has served in various sales and marketing capacities, most recently as Vice President, Sales, of the Patterson Dental Supply, Inc. unit from June 2004 through September 2005.

Item 1A.	RISK FACTORS

The following list describes several risk factors that are specific to our company. The risk factors described below should be carefully considered, together with the information included elsewhere in this Annual Report on Form 10-K and other documents filed with the SEC.

We compete in distribution industries that are highly competitive and we may not be able to compete successfully.

Our competitors include numerous manufacturers and distributors. Some of our competitors may have different resources than we do, which could allow them to compete more successfully. Many of our products are available from several resources and our customers tend to have relationships with several different distributors. Competitors could obtain exclusive rights to market particular products, which we would then be unable to market. Our failure to compete effectively may limit and/or reduce our revenues, profitability and cash flow.

Acquisitions of businesses could negatively impact our profitability and return on invested capital.

As a part of our business strategy, we have acquired businesses in the ordinary course and expect to continue acquiring businesses in the future. These acquisitions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include underperformance relative to our expectations and the price paid for the acquisition; unanticipated demands on our management and operational resources; difficulty in integrating personnel, operations and systems; retention of customers of the combined businesses; assumption of contingent liabilities; and acquisition-related earnings charges.

Our international operations are subject to risks that could adversely affect our operating results.

There are a number of risks inherent in foreign operations, which include regulatory, economic and political requirements and changes. Additionally, foreign operations expose us to foreign currency fluctuations that could impact our results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. Dollar.

Our future operating results can be affected by our relationships with our sales representatives and vendors and manufacturers of products that we distribute.

The inability to attract or retain qualified sales personnel or build or maintain relationships with vendors and manufacturers of products that we distribute may have an adverse effect on our business.

We sell products that could be subject to market and technological obsolescence.

We carry over 100,000 different product stock keeping units. Some of these products are subject to technological obsolescence that may not be within our control since we do not manufacture the products. If we were no longer able to sell these products due to customers making decisions not to buy them, we may have to record expense related to the diminution in value of inventories we have in stock that would adversely impact our operating results.

Audits by tax authorities could result in additional tax payments for prior periods.

The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

We are subject to a variety of litigation that could adversely affect our results of operations and financial condition.

We are subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of products we distribute, claims relating to intellectual property matters, and claims involving employment matters. We are also subject to securities litigation.

The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition and results of operations. Any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

Sales of dental equipment can significantly fluctuate from quarter to quarter.

Sales of dental equipment can experience large fluctuations from quarter to quarter and future sales patterns of equipment are difficult to predict. Such fluctuations can adversely affect our operating results. An equipment purchase generally represents a significant capital expenditure for a dental practitioner and reflecting this significance, there is a generally long lead-time associated with such purchases.

Other factors that can cause fluctuations in the sale of dental equipment include product availability; timing and amount of sales and marketing expenditures; timing of the introduction of new or improved products; general economic conditions; changes in the tax code; and changes in technology.

Our compensation strategy includes a substantial amount of targeted incentive compensation. Actual incentive compensation awarded can be significantly different from year to year.

Our compensation strategy includes a substantial amount of targeted incentive compensation. Incentive compensation amounts awarded are based on financial and/or operational goals of individual business units and/or the consolidated Company. Incentive compensation expense for any year can vary within a significant range based on the actual results as compared to the applicable goals.

We may be required to record a significant charge to earnings if our goodwill or other intangible assets become impaired.

Our balance sheet includes goodwill and other intangible assets. Under generally accepted accounting principles in the United States, if impairment of our goodwill or other intangible assets is determined we may be required to record a significant charge to earnings in the period of such determination.

We are exposed to the risk of an increase in interest rates.

Our balance sheet includes variable rate long-term debt and certain non-current assets that are sensitive to movements in short-term interest rates. The variable rates are comprised of LIBOR plus a spread and reset on certain dates, as prescribed by the respective agreements.

Item 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the staff of the United States Securities and Exchange Commission that were issued 180 days or more preceding the end of fiscal 2006.

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

Corporate

Effective at the beginning of fiscal 2007, the majority of assets used to distribute product that were previously owned and operated by individual business units were transferred to a wholly owned subsidiary of Patterson Companies, Inc. The new entity, Patterson Logistics Services, Inc., will operate the distribution function for the benefit of all three of the sales and marketing business units. The discussion that follows describes the former ownership of the assets prior to this change.

Dental Supply

Patterson Dental had 10 dental distribution centers as well as a location used to manufacture and ship printed office products. These facilities are located in California, Florida, Illinois, Indiana, Iowa, South Carolina, Pennsylvania, Texas, Washington and Quebec and Alberta, Canada. The total size of this distribution space is approximately 900,000 square feet, of which 90% is owned. These locations include shared distribution centers. Webster Veterinary stocks and ships product from the South Carolina and Washington distribution centers. Patterson Medical is currently sharing space in the California, Florida, and Texas distribution centers. In fiscal 2007, both Webster Veterinary and Patterson Medical will share space with Patterson Dental at the Pennsylvania location.

The dental supply segment is headquartered in the Company’s principal executive offices. This segment also maintains sales and administrative offices inside the United States at approximately 90 locations in over 40 states and at 10 locations in Canada. Substantially all of these locations are leased.

Veterinary Supply

Headquartered in Sterling, Massachusetts, Webster Veterinary had 12 veterinary distribution centers totaling over 300,000 square feet. Sales and administrative personnel for the veterinary segment generally reside within the distribution facilities. These facilities are located in Massachusetts, Pennsylvania, Florida, Texas, Alabama, Missouri, Colorado, Kentucky, Arizona and Indiana and the majority of these facilities are leased. Additionally, product is now shipping from shared distribution centers in South Carolina and Washington, and will begin shipping in fiscal 2007 from a shared location in Pennsylvania.

Rehabilitation Supply

Patterson Medical is headquartered in Bolingbrook, Illinois, and owns or leases approximately 450,000 square feet at 12 facilities worldwide. Approximately half of the total facility space is dedicated to distribution, a third is allocated to manufacturing and the balance is for sales and administrative offices. The Company owns approximately 70% of the total space utilized. Domestically, the rehabilitation supply segment maintains facilities in Illinois, Wisconsin, South Carolina, and New York. Only the domestic distribution facilities in

Illinois and New York were transferred to Patterson Logistics Services, Inc. Internationally, this segment has facilities located in the U.K., France and Canada. In addition, high volume product is stocked and shipped from three shared distribution centers. In fiscal 2007, product will begin shipping from a shared location in Pennsylvania.

Item 3.	LEGAL PROCEEDINGS

Five purported class action lawsuits have been filed in the United States District Court for the District of Minnesota, naming the Company and certain officers and directors and alleging certain violations of the federal securities laws. On August 31, 2005, the Court entered an order consolidating the cases into a single action captioned In re Patterson Companies, Inc. Securities Litigation docketed as File No. 05cv1757 DSD/NMJ. On September 16, 2005, a derivative lawsuit was filed in the United States District Court for the District of Minnesota captioned Vance Cadd, Derivatively On Behalf of Patterson Companies, Inc. vs. James W. Wiltz, et al., docketed as File No. 05-cv-02155 RHK/AJB. This lawsuit names certain officers and directors of the Company as defendants and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On October 11, 2005, a class action lawsuit was filed in the United States District Court for the District of Minnesota captioned Tamara Dolliver, On Behalf of Herself and All Others Similarly Situated vs. Patterson Companies, Inc., et al docketed as File No. 05-cv-02383 JNE/SRN. This class action lawsuit was brought on behalf of the participants in the Company’s Employee Stock Ownership Plan against the Company and certain officers and directors, and alleges violations of the federal Employee Retirement Income Security Act. The Cadd and Dolliver cases are predicated on essentially the same factual allegations alleged in, and are related cases to, the class action lawsuits consolidated as In Re Patterson Companies, Inc. Securities Litigation. Because of the status of the proceedings in these lawsuits, as well as the contingencies and uncertainties associated with litigation, it is not possible to predict the exposure that the Company will have, if any, in connection with the claims. The Company believes that the allegations made against it in these lawsuits are without merit and is vigorously defending the claims.

The Company has also been involved in various product-related and employment-related legal proceedings arising in the ordinary course of business. Some of these proceedings involve product liability claims arising out of the use of dental products manufactured by third parties and distributed by the Company. The Company believes that if any such product liability cases were determined in favor of the claimants, the manufacturers of such products would have primary responsibility for any damages because Patterson is a distributor of finished goods manufactured by third parties. In the event a manufacturer of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company could have liability for the entire judgment.

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

There were no matters submitted to a vote of the Company’s shareholders during the three-month period ended April 29, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Global Select Market® under the symbol “PDCO.”

On September 14, 2004, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock in the form of a 100% stock dividend, payable on October 22, 2004. As a result, all share and per share amounts have been restated to reflect the stock split.

The following table sets forth the range of high and low sale prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2006
First Quarter	$53.85	$40.85
Second Quarter	$44.70	$37.71
Third Quarter	$43.15	$32.00
Fourth Quarter	$36.97	$32.26

	High	Low
Fiscal 2005
First Quarter	$39.10	$34.38
Second Quarter	$39.01	$36.21
Third Quarter	$46.16	$36.97
Fourth Quarter	$52.30	$45.81

On July 7, 2006, the number of holders of record of common stock was 3,410. The transfer agent for the Company’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

The Company has not paid any cash dividends on its common stock since its initial public offering in 1992 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements and the operating and financial condition of the Company, among other factors.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12. The Company did not repurchase any of its common stock during fiscal 2006.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA (In thousands, except per share amounts)

	Fiscal Year Ended
	April 29, 2006	April 30, 2005	April 24, 2004	April 26, 2003	April 27, 2002	April 28, 2001	April 29, 2000	April 24, 1999	April 25, 1998	April 26, 1997
Statement of Operations Data:
Net sales	$2,615,123	$2,421,457	$1,969,349	$1,656,956	$1,415,515	$1,156,455	$1,045,883	$883,268	$782,284	$691,779
Cost of sales	1,700,694	1,558,946	1,267,005	1,082,370	921,335	747,301	678,766	571,698	505,069	455,967

Gross margin	914,429	862,511	702,344	574,586	494,180	409,154	367,117	311,570	277,215	235,812
Operating expenses (2)	591,417	560,375	459,844	395,638	347,000	294,039	269,658	234,098	212,833	184,627

Operating income	323,012	302,136	242,500	178,948	147,180	115,115	97,459	77,472	64,382	51,185
Other income-net (2)	(6,039)	(8,689)	(2,980)	7,454	5,043	7,081	5,540	2,239	1,324	1,119

Income before income taxes and cumulative effect of accounting change	316,973	293,447	239,520	186,402	152,223	122,196	102,999	79,711	65,706	52,304
Income taxes	118,548	109,749	90,055	70,082	56,933	45,721	38,527	29,815	24,937	19,687

Income before cumulative effect of accounting change	$198,425	$183,698	$149,465	$116,320	$95,290	$76,475	$64,472	$49,896	$40,769	$32,617

Diluted earnings per share (1)(2)	$1.43	$1.32	$1.08	$0.85	$0.70	$0.56	$0.48	$0.37	$0.31	$0.25

Weighted average shares and potentially dilutive shares outstanding (1)	139,234	138,873	137,768	136,894	136,402	135,526	135,088	133,986	132,650	130,758

Dividends per common share	—	—	—	—	—	—	—	—	—	—

Balance Sheet Data:
Working capital	$437,727	$470,439	$507,145	$422,093	$331,413	$310,046	$238,502	$187,952	$133,256	$96,893
Total assets	1,911,718	1,685,301	1,588,957	823,978	718,376	549,180	451,976	373,250	316,373	255,311
Total debt	300,041	321,557	499,587	274	976	990	1,719	2,097	7,202	10,792
Stockholders’ equity	1,242,521	1,015,072	801,758	633,686	514,360	408,515	330,470	265,199	210,303	163,662

See the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

1.	Amounts are adjusted for two-for-one stock splits on September 14, 2004 and June 13, 2000 and a three-for-two stock split on January 12, 1998.
2.	Reflects the adoption of FASB Statement No. 142 “Goodwill and Other Intangible Assets” in fiscal year 2003. Had this standard been adopted at the beginning of fiscal 1997, income in fiscal years 1997 through 2002 would have been positively impacted by no more than $0.02 per diluted share.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s fiscal 2006 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes. The following background is essential to more fully understand the Company’s financial information.

Patterson operates a distribution business in three complementary markets: dental supply, veterinary supply and rehabilitation supply. Historically the Company’s strategy for growth focused on internal growth and the acquisition of smaller distributors and businesses offering related products and services to the dental market. In fiscal 2002, the Company expanded its strategy to take advantage of a parallel growth opportunity in the veterinary supply market by acquiring the assets of J. A. Webster, Inc. on July 9, 2001. The Company added a third component to its business platform in fiscal 2004 when it entered the rehabilitation supply market with the acquisition of AbilityOne Products Corp. (“AbilityOne”) on September 12, 2003. See Note 4 to the consolidated financial statements for more on this transaction. AbilityOne is now known as Patterson Medical Products, Inc. (“Patterson Medical”).

The historical operating performance of the veterinary supply and rehabilitation supply businesses are somewhat different than the dental supply business. The veterinary business generates gross margin percentages in the low-to-mid 20’s compared to the mid 30’s for dental. The operating expense rate is also lower in the veterinary business than in the dental business. The rehabilitation business generates higher gross margins than the dental business, producing gross margin in the low-to-mid 40’s.

There are several important aspects of the Company’s business, including: (1) market growth in the various markets in which it operates; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency, that are useful in analyzing the Company. Management defines “internal growth” as the increase in net sales from period to period, excluding the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that it has acquired. With these factors in mind, management has established certain operating objectives, which include increasing net sales four percentage points faster than the average market growth rate and improving operating margins by 50 basis points annually. The Company did not achieve its objectives related to net sales growth and expansion of operating margins in fiscal 2006 due to several factors including slower than anticipated growth in dental equipment sales, the impact of an acquisition in the dental business, and lower-than-expected operating results from its rehabilitation segment. Actions to improve the equipment growth rate were implemented in the second quarter of fiscal 2006, but due to the nature of this aspect of the business, the impacts of the actions did not begin to manifest themselves until the fourth quarter. The Accu-Bite acquisition had an adverse affect on consolidated margins, as Accu-Bite had lower operating margins than the Company’s traditional dental business. Accu-Bite operated a low-margin tele-sales business which the Company continued to operate until May 2006. In response to the operating results at Patterson Medical, the Company put a new management team into place during the second half of fiscal 2006. The new management team has largely completed a strategic appraisal of Patterson Medical’s operations. Supported by this evaluation, a number of strategies are being implemented, including new sales and marketing programs. The Company is committing a portion of its fiscal 2007 operating leverage improvement to investments in the sales and marketing organization at Patterson Medical, which will entail a significant expansion of the sales force as well as other marketing initiatives.

Results of Operations

The following table summarizes the consolidated results of operations over the past three fiscal years as a percent of sales:

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.0%	64.4%	64.3%

Gross margin	35.0%	35.6%	35.7%
Operating expenses	22.6%	23.1%	23.4%

Operating income	12.4%	12.5%	12.3%
Other income, net	0.2%	0.2%	0.3%
Interest expense	0.5%	0.6%	0.4%

Income before taxes	12.1%	12.1%	12.2%
Income taxes	4.5%	4.5%	4.6%

Net income	7.6%	7.6%	7.6%

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Net sales for the year ended April 29, 2006 totaled $2,615.1 million, an 8.0% increase from $2,421.5 million reported for the previous year. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Due to the Company’s fiscal year policy, fiscal 2005 included an additional or fifty-third week as compared to fiscal 2006. The Company estimates the additional week in fiscal 2005 had a one to two percentage point adverse impact on the growth rate in fiscal 2006.

Sales of our largest business unit, dental supply, increased 7.2%. Excluding the impact of the Accu-Bite acquisition and favorable foreign currency exchange translation related to our Canadian operations, sales grew approximately 4% in fiscal 2006.

Sales of dental consumable supplies experienced strong growth of 9.5%. Excluding the 4.1 percentage point impact to growth from the Accu-Bite acquisition, and considering the additional week in fiscal 2005, consumables growth was on the high end of our of estimated market growth rate of 5% to 7%. Equipment sales growth of 3.7% was below historic norms. In the second half of fiscal 2006, programs were implemented to improve the sluggish sales performance for basic equipment, such as chairs, units, cabinetry and lights, back to more historic growth rates. These programs contributed to a stronger performance in the fourth quarter and the Company believes this progress will continue in fiscal 2007.

With respect to new-technology equipment, digital radiography continues to see significant practitioner demand and related sales grew 2X% compared to fiscal 2005. The Company believes its single-source approach to this technology, its access to the leading vendors’ products and an estimated market penetration of only 25% bodes well for another strong contribution by digital radiography to our equipment business in fiscal 2007. Sales of the CEREC® 3D dental restorative system were virtually unchanged from fiscal 2005. The Company expects to grow CEREC sales during fiscal 2007 and is confident this technology will continue to penetrate the ranks of general practitioners.

Sales of other services and products, including parts, technical service, software support and insurance e-claims, grew 8.2% in fiscal 2006.

Sales at the Webster Veterinary unit grew 18.6% to $346.1 million from $292.0 million. The impact from the October 2004 Milburn and December 2005 IntraVet acquisitions was approximately $24.7 million, or 8.5 percentage points of the growth. Webster’s sales growth was strong throughout the year and was complemented by several factors. First, the business began its greenfield expansion into the large California market, which represents its most successful greenfield initiative to date. Second, for the past few years, Webster has been laying the groundwork for expanding its position in the equipment market and this growing emphasis improved its results. Equipment sales for the year grew 49% from fiscal 2005. The Company believes equipment, in conjunction with the recently acquired IntraVet software product line, is an excellent, long-term opportunity for the veterinary unit. Finally, another source of growth in fiscal 2006 sales was new pharmaceutical distribution agreements, including a canine pain medication previously sold direct by the manufacturer.

Patterson Medical’s sales growth was 2.3%. An improvement in North American sales was partly offset by a decline in sales of the overseas operations. In the second half of fiscal 2006, a new management team was put in place. Now responsible for driving stronger operating results, new management has planned a range of strategic initiatives that are being put into place. Late in the third quarter, a small, non-core portion of the segment was sold which also negatively impacted the growth rate of sales.

Gross Margin. Consolidated gross margin declined 60 basis points in fiscal 2006 to 35.0%. Sales from the Webster Veterinary unit made up a larger portion of sales in fiscal 2006 due to its strong sales growth. Because gross margin at the veterinary unit is lower than both the dental and rehabilitation units, the unit’s sales growth had a dilutive effect on consolidated gross margin.

The dental unit’s gross margin decrease of nearly 50 basis points was largely due to the acquisition of Accu-Bite. Acquired territory sales representatives were integrated within existing Patterson branches, however, Accu-Bite also had a telesales operation that was not integrated and produced substantially lower gross margins than the traditional dental sales operations. The telesales business was shutdown in early May of 2006, however, it did operate from the September 2005 date of acquisition through the end of fiscal 2006.

The gross margin of the veterinary business was virtually unchanged. A full year of Milburn operations, which carry lower margins than the historical Webster business, was included in fiscal 2006 results compared to approximately six months in fiscal 2005 and negatively impacted the overall gross margin of the unit. However, this impact was largely offset by the sales growth of equipment and software, which carry higher margins than the rest of the unit’s product offerings.

Patterson Medical’s gross margin fell 100 basis points, largely due to sales mix, including lower sales levels of the overseas operations, which have carried higher gross margins than the North American operations.

Operating Expenses. The consolidated operating expense ratio decreased to 22.6%, down 50 basis points from 23.1% a year ago.

The dental segment experienced a 30 basis point decrease, reflecting operating leverage on additional sales and reduced incentive compensation. This improvement was partially offset by costs associated with the integration of the Accu-Bite acquisition.

The veterinary segment also improved its operating expense ratio by 30 basis points, due primarily to operating leverage on improved sales. Costs associated with the initial expense structure of the California greenfield expansion somewhat offset this improvement.

The operating expense ratio at Patterson Medical declined by 170 basis points due to lower levels of amortization of intangibles.

Consolidated amortization expense in fiscal 2006 and fiscal 2005 was $7.0 million and $12.2 million, respectively. The $5.2 million decrease was due primarily to amortization on certain intangible assets related to the acquisition of Patterson Medical, some of which were being amortized on an accelerated basis due to their period of benefit.

Operating Income. Operating income increased 6.9% and decreased 10 basis points as a percent of sales. As discussed above, consolidated gross margins declined 60 basis points, while the consolidated operating expense ratio improved 50 basis points.

Interest Expense. Interest expense decreased from $15.1 million to $13.4 million. The average debt balance carried in fiscal 2006 was lower than in fiscal 2005 because the Company paid down substantial amounts of debt near the end of fiscal 2005. However, in November 2005, an interest rate swap on $100 million of variable rate debt terminated. This swap had existed throughout all of fiscal 2005 and under the terms of the agreement, the Company effectively paid a low, fixed rate on the variable rate debt. Due to the termination of the swap agreement and rising interest rates, the Company experienced a higher weighted average interest rate in fiscal 2006 and was not able to recognize significantly lower levels of interest expense as compared to fiscal 2005.

Other Income, net. Other income, net of other expenses, was consistent year over year. Composed primarily of finance interest income in both years, net other income was $7.3 million in fiscal 2006 compared to $6.5 million in fiscal 2005 resulting primarily from the growth of the business.

Income Taxes. The effective income tax rate was 37.4% in both fiscal years 2006 and 2005. The Company’s effective tax rate is higher than the statutory federal rate primarily because of state, local and international taxes the Company must pay.

Earnings Per Share. Earnings per share increased to $1.43, up $0.11 or 8% from the $1.32 earnings per share reported in fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Net sales for the year ended April 30, 2005 totaled $2,421.5 million, a 23.0% increase from $1,969.3 million reported for the previous year. Fiscal 2005 included an extra, or fifty-third week as compared to fiscal 2004, which included fifty-two weeks. The Company’s fiscal year ends on the last Saturday of April each year. The estimated impact of the extra week contributed 1.7 percentage points of the fiscal 2005 sales growth.

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

The increase in veterinary supply sales of 38.5% included contributions from the acquisitions of ProVet in late fiscal 2004 and Milburn in October 2004, as well as the impact of an extra week. Two other factors affected the comparability of sales between fiscal years 2005 and 2004. First, ProHeart 6, an injectable heartworm medication, was voluntarily recalled by its manufacturer in September 2004. This recall resulted in lost revenues of approximately $6 million in fiscal 2005. Second, a temporary pharmaceutical distribution agreement was in place during fiscal 2004 until the third quarter, at which time the agreement was converted to an agency arrangement, resulting in lower sales. This agency arrangement remained the same for the balance of fiscal 2004 and for all of fiscal 2005.

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

The veterinary segment experienced an increase in its operating expense ratio of 1.2 percentage points, as the recent acquisitions, which had higher cost structures than the traditional Webster business, have been assimilated into the segment’s existing structure.

Patterson Medical’s operating expense ratio increased 40 basis points. Contributing to the increase in the expense ratio were additional catalog costs, including costs related to the Medco business acquired in May 2004, and additional amortization expense.

Consolidated amortization expense in fiscal 2005 and fiscal 2004 was $12.2 million and $7.2 million, respectively. The $5 million increase was due primarily to amortization on certain intangible assets related to the acquisition of Patterson Medical, some of which are being amortized on an accelerated basis due to their period of benefit. Also, a non-compete agreement of approximately $0.7 million was written off in the third quarter of fiscal 2005.

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

Income Taxes. The effective income tax rate in fiscal 2005 was 37.4%, a slight decrease from 37.6% in fiscal 2004. The decrease was due to the addition of the foreign operations of Patterson Medical, particularly in the U.K. The U.K. operations caused the estimated annual effective tax rate to decline since the tax rates in the U.K. were less than in the United States during the year.

Earnings Per Share. Earnings per share increased to $1.32, up $0.24 or 22% from the $1.08 earnings per share reported in fiscal 2004.

Liquidity and Capital Resources

Patterson’s operating cash flow has been the Company’s principal source of liquidity in fiscal 2006, 2005 and 2004, supplemented in fiscal 2004 by the issuance of $500 million of debt. Cash generated from operating activities was invested in working capital, capital expenditures and acquisitions.

Operating activities generated cash of $164.0 million in fiscal 2006 compared with $207.3 million in fiscal 2005 and $197.7 million in fiscal 2004. In fiscal 2006, the Company did not sell approximately $30 million of short-duration finance contracts that were generated as a part of its traditional calendar year-end financing programs. These contracts have an average maturity of less than 24 months and will generate interest income at rates approximating what cash would earn, thus the Company elected not to incur the administrative expense of selling these contracts. Had these contracts been sold, cash from operations would have been approximately $200 million.

Capital expenditures net of dispositions were $49.2, $31.5 and $19.6 million in fiscal years 2006, 2005 and 2004, respectively. The increase in 2005 over 2004 reflected spending on a new building for the printed office products division as well as a shared distribution center in South Carolina, which was one of the first major expenditures related to the distribution realignment under the Company’s shared services initiative. In fiscal 2006, the Company continued to execute its plan of distribution realignment, including expenditures for a shared distribution center in Kent, Washington and another in eastern Pennsylvania. In addition, fiscal 2006 included expenditures for a new distribution facility for the Patterson Medical operations in the U.K.

The Company expects to invest approximately $30 million in capital expenditures during fiscal 2007. These funds will be used to exercise the purchase option of the Kent, WA facility, and the renovation and upgrading of two additional distribution facilities in the U.S. and Canada. The Company will continue the expansion of its information systems.

Cash used for acquisitions totaled $39.2 million in fiscal 2006, including Accu-Bite and IntraVet. In fiscal 2005, the Company used $72.9 million of cash for acquisitions, including Medco, CAESY and Milburn. In fiscal 2004, the Company used $606.4 million of cash for acquisitions, namely Patterson Medical and ProVet. The acquisition of Patterson Medical was initially debt financed through a $500 million bridge loan. In November 2003, the bridge loan was converted into two permanent debt-financing arrangements as more fully described in Note 7 to the Consolidated Financial Statements.

A cash payment of $100 million was made to Sirona Dental Systems GmbH (“Sirona”) in fiscal 2006, representing a distribution fee that extends the Company’s exclusive North American distribution agreement of Sirona’s CEREC equipment for a ten-year period beginning in October 2007.

The Company did not repurchase any of its common stock in fiscal years 2006, 2005 or 2004, but does have authorization from the board of directors to repurchase up to six million shares. This authorization expires September 30, 2009.

Management continues to expect funds generated from operations and existing cash and short-term investments to be sufficient to meet the Company’s working capital needs for the next fiscal year. The Company will continue to obtain liquidity from the sale of its equipment finance contracts.

Payments on long-term debt, substantially all of which were scheduled quarterly payments on the Company’s term loan, were $20 million in fiscal 2006. In fiscal 2005, the Company paid down the full $50 million balance outstanding on a revolving credit facility that existed at the end of fiscal 2004. An amount of $200 million is available to the Company under this revolving credit facility until November 2008. Additionally, in April 2005, the Company made a prepayment of $100 million on its floating-rate debt and an additional $5 million payment over and above the scheduled amortization on its term loan. Scheduled quarterly amortization on the term loan for the year totaled $20 million. For fiscal 2007, $70 million of fixed rate private notes and $20 million of additional bank term loan repayments are scheduled.

The Company’s short-term and long-term facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives. Future debt prepayments will depend on management’s views with respect to interest rates together with the investment needs of the business at the time.

The Company sells a significant portion of its installment sale contracts to a commercial paper funded conduit managed by a third party bank, and as a result, commercial paper is indirectly an important source of liquidity for the Company. The Company is allowed to participate in the conduit due to the quality of its finance contracts and its financial strength. Cash flow could be impaired if the Company’s financial strength diminished to a level that precluded the Company from taking part in this facility or other similar facilities. The Company’s financing business is described in further detail in Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Contractual Obligations

During fiscal 2004, the Company entered into two new debt-financing arrangements, including both bank and private debt with a total capacity of $650 million. The bank portion of the package totaled $300 million and was comprised of a $100 million five-year, amortizing term loan and a $200 million five-year, revolving credit facility. The private debt was a total of $350 million of fixed and floating rate notes with maturities ranging from 3 to 7 years with one year, no-call provisions.

The Company had two primary objectives in placing this debt: one, to lower its overall cost of capital, and two, to provide significant flexibility in financing the growth of the business. Approximately $200 million of capacity under the bank arrangement remains for future use.

A summary of the Company’s contractual obligations as of April 29, 2006 follows (in thousands):

	Payment due by year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$300,041	$90,027	$210,014	—	—
Operating Leases	51,728	12,231	20,431	$13,716	$5,350

For a more complete description of our contractual obligations, please see Notes 7 and 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Outlook

Over the last ten years, the Company has been able to grow revenue and earnings through its strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions. The Company’s growth strategy will continue to focus on these key elements. Maintaining financial flexibility is also a key component of the Company’s future growth. With strong operating cash flow and available credit capacity, the Company is confident that it will be able to financially support its future growth. The strategic initiatives that the Company has implemented in the past two years, as well as those that will be implemented in fiscal 2007 and beyond, will strengthen the Company’s operational platform and contribute to continuing future growth. Given these factors, the Company considers itself well positioned to capitalize upon the growth opportunities in the dental supply, companion-pet veterinary supply and the worldwide rehabilitation supply markets. The Company believes that the sustainable, long-term growth rate of its North American dental operation is four percentage points in excess of the market’s 7% to 9% estimated rate of growth. The Company also believes its Webster Veterinary and Patterson Medical units can grow faster than the estimated 6% to 7% growth rate of the U.S. companion-pet veterinary supply market and the estimated 6% growth rate of the rehabilitation market.

Asset Management

The following table summarizes the Company’s days sales outstanding (DSO) and inventory turnover over the past three fiscal years:

	2006	2005	2004
Days sales outstanding	47	46	46
Inventory turnover (1)	7.3	7.9	8.2

(1)	The inventory values used in this calculation are the LIFO inventory values for all inventories except for manufactured inventories and foreign inventories, which are valued using FIFO inventory methods.

Foreign Operations

Foreign sales are derived primarily from Patterson Dental and Patterson Medical operations in Canada and from Patterson Medical’s operations in the U.K. and France. Fluctuations in currency exchange rates have not significantly impacted earnings. However, net sales in fiscal 2006, 2005 and 2004 were enhanced by changes in the exchange rate. Without foreign currency effects, net sales would have been $9.3 million, $12.6 million and $19.4 million lower in fiscal years 2006, 2005 and 2004, respectively. Changing currency exchange rates represents a risk accompanying foreign operations, but this risk is not considered material with respect to the net operations of the Company’s business.

Critical Accounting Policies and Estimates

The Company has adopted various accounting policies to prepare its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Management believes that the Company’s policies are conservative and its philosophy is to adopt accounting policies that minimize the risk of adverse events having a material impact on recorded assets and liabilities. However, the preparation of financial statements requires the use of estimates and judgments regarding the realization of assets and the settlements of liabilities based on the information available to management at the time. Changes subsequent to the preparation of the financial statements in economic, technological and competitive conditions may materially impact the recorded values of the Company’s assets and liabilities. Therefore, the users of the financial statements should read all the notes to the Consolidated Financial Statements and be aware that conditions currently unknown to management may develop in the future. This may require a material adjustment to a recorded asset or liability to consistently apply the Company’s significant accounting principles and policies that are discussed in Note 1 to the Consolidated Financial Statements. The financial performance and condition of the Company may also be materially impacted by transactions and events that the Company has not previously experienced and for which the Company has not been required to establish an accounting policy or adopt a generally accepted accounting principle.

Revenue Recognition—Our revenue recognition processes involve establishing estimates for returns, damaged goods, rebates and other revenue allowances. These estimates are based on historical experience and the facts known at the date of the preparation of the financial statements, but future events could cause actual results to vary from our estimates.

Inventory and Reserves—Inventory consists primarily of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. We continually assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to estimated realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.

Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets include customer lists, a distribution agreement and other amortizable intangible assets. In addition, other intangible assets consist of trademarks and trade names that are unamortized intangible assets.

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has three reporting units at April 29, 2006. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. In the first step, the Company compares the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss equal to the difference.

Management also reviews other intangible assets with finite lives for impairment at least annually to determine if any adverse conditions exist that would indicate impairment. If the carrying value of the finite-lived intangible assets exceeds the expected undiscounted cash flows resulting from the use and disposition of the asset, the carrying value is written down to fair value in the period identified. Indefinite-lived intangible assets are reviewed at least annually for impairment by calculating the fair value of the assets and comparing with their carrying value. In assessing fair value, management generally utilizes present value cash flow calculations using an expected cash flow approach.

During the fourth quarters of fiscal 2006 and 2005, management completed its annual goodwill and intangible asset impairment reviews with no impairments to the carrying values identified.

The discount rate and sales growth assumptions are the two most significant assumptions utilized in the Company’s calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test and in testing indefinite-lived intangible assets for impairment. The Company utilizes an expected cash flow approach in estimating the fair value of the reporting units, where the discount reflects a risk-free rate of interest and utilizes various probability-weighted scenarios to estimate future sales. The cash flow model used to derive fair value is most sensitive to the discount rate and sales growth assumptions used. The estimated fair value of the reporting units and indefinite-lived intangible assets has historically exceeded the carrying value of such reporting unit or indefinite-lived intangible asset by a substantial amount. The Company performs a sensitivity analysis on the discount rate, sales growth and operating margin assumptions. Either the discount rate could be increased by 50% of the discount rate utilized, or the sales growth assumption could be reduced by 30%, and the Company’s reporting units and indefinite-lived intangible assets would continue to have fair values in excess of the carrying values.

Recent Accounting Pronouncements

Share-Based Payment—On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is a revision of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including employee stock options) based on the grant-date fair value of the award.

SFAS 123R originally required adoption in the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amended the compliance dates for SFAS 123R. Under the SEC’s new rule, the Company is required to adopt SFAS 123R as of April 30, 2006.

SFAS 123R permits a public entity to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is adopting SFAS 123R using the modified prospective method. The Company anticipates the adoption of SFAS 123R will reduce earnings per share by approximately $0.04 in fiscal 2007.

Servicing of Financial Assets—In March 2006, the FASB issued Statement No. 156, “Accounting for the Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (SFAS 156). Among other requirements, SFAS 156 requires that all separately recognized servicing assets and liabilities initially be measured at fair value, if practicable. SFAS 156 will be effective for the Company beginning in fiscal 2008. The Company does not believe SFAS 156 will have a material impact on its consolidated financial statements.

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

•	The Company’s ability to meet increased competition from national, regional and local full-service distributors and mail-order distributors of dental, veterinary and rehabilitation products, while maintaining current or improved profit margins.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

•	The continued ability of the Company to maintain satisfactory relationships with key vendors and the ability of the Company to create relationships with additional manufacturers of quality, innovative products.

•	Changes in the economics of dentistry affecting dental practice growth and the demand for dental products, including the ability and willingness of dentists to invest in high-technology diagnostic and therapeutic products.

•	Reduced growth in expenditures for dental services by private dental insurance plans.

•	The accuracy of the Company’s assumptions concerning future per capita expenditures for dental services, including assumptions as to population growth and the demand for preventive and specialty dental services such as periodontic, endodontic and orthodontic procedures.

•	The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

•	The effects of healthcare related legislation and regulation, which may affect expenditures or reimbursements for rehabilitation and assistive products.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risk consisting of foreign currency rate fluctuations and changes in interest rates.

The Company is exposed to foreign currency exchange rate fluctuations in its operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds and Euros. Although historically the Company has elected not to enter into any hedging contracts, it continually evaluates its foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to the Company’s most significant foreign currency exposures would have had an impact of approximately $23.0 million on fiscal 2006 net sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The Company’s earnings are also affected by fluctuations in short-term interest rates through the investment of its cash balances, borrowings under LIBOR-based debt instruments and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a group of banks that provide for pricing based on variable interest rates.

During fiscal 2004, the Company entered into $650 million of new debt financing agreements that included both fixed and variable interest rate debt instruments. As of April 29, 2006, the Company had $300 million of debt outstanding under these agreements of which $150 million was variable interest rate based debt. The Company views its variable interest rate debt position on a net basis that gives effect to the Company’s cash and short term investments balances.

When considering the exposure under the agreements whereby the Company sells equipment finance contracts to both a commercial paper conduit and a group of banks, the Company has the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the portfolio of installment contracts generally turns over in less than 48 months and the Company can adjust the rate it charges on new customer contracts at any time. This provides that, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, the Company uses an interest rate curve that approximates the maturity period of the then outstanding contracts. The average interest rate in the portfolio did not increase as much as the interest rate markets in fiscal 2006, resulting in a reduction of gain on the contracts sales as compared to the gain that would have been realized had the average interest rate in the portfolio increased at a more similar rate to the interest rate markets.

The Company estimates that if interest rates had been 10% higher during the year, the annual impact would have been to reduce earnings before income tax by approximately $2.0 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Patterson Companies, Inc.

We have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9a, Controls and Procedures of this Annual Report on Form 10-K, that Patterson Companies, Inc. maintained effective internal control over financial reporting as of April 29, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Patterson Companies, Inc. maintained effective internal control over financial reporting as of April 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 29, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2006 consolidated financial statements of Patterson Companies, Inc. and our report dated June 30, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 30, 2006

The Board of Directors and

Shareholders of Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. as of April 29, 2006, and April 30, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 29, 2006. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 29, 2006 and April 30, 2005, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended April 29, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Patterson Companies, Inc.’s internal control over financial reporting as of April 29, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 30, 2006

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 29, 2006	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$224,392	$232,549
Short-term investments	—	13,382
Receivables, net of allowance for doubtful accounts of $7,031 and $5,189 at April 29, 2006 and April 30, 2005, respectively	350,299	317,168
Inventory	244,709	206,405
Prepaid expenses and other current assets	27,974	23,223

Total current assets	847,374	792,727
Property and equipment, net	141,541	104,488
Long-term receivables, net	49,277	33,573
Goodwill	656,206	632,549
Identifiable intangibles, net	108,008	113,530
Distribution agreement	100,000	—
Other	9,312	8,434

Total assets	$1,911,718	$1,685,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,957	$160,954
Accrued payroll expense	34,111	43,132
Other accrued expense	85,396	77,317
Income taxes payable	26,156	20,858
Current maturities of long-term debt	90,027	20,027

Total current liabilities	409,647	322,288
Long-term debt	210,014	301,530
Deferred income taxes	49,536	46,411

Total liabilities	669,197	670,229
Stockholders’ equity:
Preferred Stock, $.01 par value:
Authorized shares—40,000	—	—
Common Stock, $.01 par value:
Authorized shares—1,200,000
Issued and outstanding shares—138,751 and 137,834 at April 29, 2006, and April 30, 2005, respectively	1,388	1,378
Additional paid-in capital	146,807	124,212
Accumulated other comprehensive income	13,837	8,519
Retained earnings	1,100,254	901,829
Notes receivable from ESOP	(19,765)	(20,866)

Total stockholders’ equity	1,242,521	1,015,072

Total liabilities and stockholders’ equity	$1,911,718	$1,685,301

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 29, 2006	April 30, 2005	April 24, 2004
Net sales	$2,615,123	$2,421,457	$1,969,349
Cost of sales	1,700,694	1,558,946	1,267,005

Gross profit	914,429	862,511	702,344
Operating expenses	591,417	560,375	459,844

Operating income	323,012	302,136	242,500
Other income and expense:
Other income, net	7,336	6,452	6,647
Interest expense	(13,375)	(15,141)	(9,627)

Income before income taxes	316,973	293,447	239,520
Income taxes	118,548	109,749	90,055

Net income	$198,425	$183,698	$149,465

Earnings per share:
Basic	$1.44	$1.34	$1.10

Diluted	$1.43	$1.32	$1.08

Weighted average shares:
Basic	137,690	136,839	135,932
Diluted	139,234	138,873	137,768

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Notes Receivable from ESOP	Total
	Number	Amount
Balance at April 26, 2003	68,084,520	$681	$86,703	$(519)	$569,353	$(22,532)	$633,686

Derivative financial instrument change in unrealized gain	—	—	—	626	—	—	626
Foreign currency translation adjustment	—	—	—	2,794	—	—	2,794
Net income	—	—	—	—	149,465	—	149,465

Comprehensive income							152,885

Common stock issued	365,816	4	14,292	—	—	—	14,296
Payment on ESOP note	—	—	—	—	—	891	891

Balance at April 24, 2004	68,450,336	685	100,995	2,901	718,818	(21,641)	801,758

Derivative financial instrument change in unrealized gain	—	—	—	251	—	—	251
Foreign currency translation adjustment	—	—	—	5,367	—	—	5,367
Net income	—	—	—	—	183,698	—	183,698

Comprehensive income							189,316

Common stock issued	625,574	6	20,217	—	—	—	20,223
Stock split	68,699,134	687	—	—	(687)	—	—
Conversion of debenture	58,846	—	3,000	—	—	—	3,000
Payment on ESOP note	—	—	—	—	—	775	775

Balance at April 30, 2005	137,833,890	1,378	124,212	8,519	901,829	(20,866)	1,015,072

Derivative financial instrument change in unrealized gain	—	—	—	(877)	—	—	(877)
Foreign currency translation adjustment	—	—	—	6,195	—	—	6,195
Net income	—	—	—	—	198,425	—	198,425

Comprehensive income							203,743

Common stock issued	858,285	9	21,095	—	—	—	21,104
Conversion of debenture	58,846	1	1,500	—	—	—	1,501
Payment on ESOP note	—	—	—	—	—	1,101	1,101

Balance at April 29, 2006	138,751,021	$1,388	$146,807	$13,837	$1,100,254	$(19,765)	$1,242,521

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 29, 2006	April 30, 2005	April 24, 2004
Operating activities:
Net income	$198,425	$183,698	$149,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,693	14,648	12,231
Amortization	6,983	12,214	7,210
Bad debt expense	2,764	1,546	2,348
Stock-based compensation	750	—	—
Deferred income taxes	3,860	840	2,785
Change in assets and liabilities net of acquired:
Increase in receivables	(24,112)	(31,365)	(4,241)
Increase in inventory	(26,539)	(22,033)	(8,468)
Increase in accounts payable	4,562	18,600	21,585
(Decrease) increase in accrued liabilities	(560)	28,170	12,220
Increase in long-term receivables	(15,704)	(7,733)	(6,252)
Other changes from operating activities, net	(3,164)	8,720	8,858

Net cash provided by operating activities	163,958	207,305	197,741

Investing activities:
Additions to property and equipment, net	(49,153)	(31,533)	(19,624)
Distribution agreement	(100,000)	—	—
Sale of investments	35,062	16,777	17,396
Purchase of investments	(21,680)	(22,141)	(3,148)
Acquisitions, net of cash	(39,228)	(72,855)	(606,382)

Net cash used in investing activities	(174,999)	(109,752)	(611,758)

Financing activities:
Payments of long-term debt	(20,031)	(176,269)	(8,882)
Cash payments received on notes receivable from ESOP	1,101	775	891
Proceeds from debt	—	—	498,750
Common stock issued, net	20,354	20,223	14,296

Net cash provided by (used in) financing activities	1,424	(155,271)	505,055
Effect of exchange rate changes on cash	1,460	3,107	940

Net (decrease) increase in cash and cash equivalents	(8,157)	(54,611)	91,978
Cash and cash equivalents at beginning of period	232,549	287,160	195,182

Cash and cash equivalents at end of period	$224,392	$232,549	$287,160

Supplemental disclosures:
Income taxes paid	$110,652	$90,815	$78,293
Interest paid	11,914	13,652	4,648
Convertible debenture issued for acquisition	—	—	4,500
Convertible debenture conversion	1,500	3,000	—

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 29, 2006

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1. Summary of Significant Accounting Policies

Description of Business

Patterson Companies, Inc., “Patterson” or “the Company”, is a value-added distributor serving the dental, companion-pet veterinarian and rehabilitation supply markets. The Company has three reportable segments: dental supply, veterinary supply and rehabilitation supply.

Basis of Presentation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, including Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Patterson Dental Canada, Inc., PDC Funding Company, LLC, Patterson Medical Supply, Inc. and AbilityOne Homecraft Limited. Significant inter-company transactions and balances have been eliminated in consolidation. The assets of PDC Funding Company, LLC, would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding Company, LLC. Certain reclassifications of previously reported balance sheet amounts have been made to conform to the current year presentation.

Fiscal Year End

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Accordingly, fiscal years 2006 and 2004 included fifty-two weeks while fiscal year 2005 included fifty-three weeks.

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

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market funds, highly-rated commercial paper and government securities. The maturities of these securities at the time of purchase is 90 days or less. All cash equivalents are classified as available-for-sale and carried at market value, which approximates cost.

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

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufactured inventories, which are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO represent 86% of total inventories at both April 29, 2006 and April 30, 2005.

The accumulated LIFO reserve was $33,984 at April 29, 2006, and $28,994 at April 30, 2005. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has three reporting units at April 29, 2006, consisting of its three operating segments. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. In the first step, the Company compares the fair value of each reporting unit, determined primarily based on valuation studies performed by the Company, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss equal to the difference.

Management also reviews other intangible assets for impairment at least annually to determine if any adverse conditions exist that would indicate impairment. If the carrying value of other intangible assets exceeds the expected undiscounted cash flows, the carrying value is written down to fair value in the period identified. Indefinite-lived intangible assets are reviewed at least annually for impairment by calculating the fair value of the assets and comparing with carrying value. In assessing fair value, management generally utilizes present value cash flow calculations using an expected cash flow approach.

The Company performed its annual goodwill and other intangible asset impairment tests during the fourth quarters of fiscal 2006 and fiscal 2005 using the methodologies described above. As a result of the annual impairment tests performed, the Company recorded no impairment loss.

Financial Instruments

The Company accounts for derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain Hedging Activity, an Amendment of SFAS No. 133.” SFAS No. 133 and No. 138 require that all derivative financial instruments be recorded on the balance sheet at their respective fair value.

The Company’s use of derivative financial instruments is generally limited to managing well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Revenue Recognition

Revenues recognized include product sales, billings for freight and delivery charges, and fees earned for services provided. Consumable and printed product sales and billings for freight and delivery charges are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point. Equipment and software product revenues are also recognized upon delivery. Revenue for these products are recorded upon delivery since at that time risk of loss has transferred to the customer, there is persuasive evidence that an arrangement exists, the price is fixed and final, and there is reasonable assurance of collection of the sales. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Estimates for returns, damaged goods, rebates and other revenue allowances are made at the time of sale based on the historical experience for such items. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Other service revenues are recorded on the date services are completed.

Freight and Delivery Charges

Freight and delivery charges incurred by the Company are included in cost of sales.

Advertising

The Company expenses all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $22,435, $20,736, and $18,099 for fiscal years 2006, 2005 and 2004, respectively. Deferred direct-marketing expenses included in prepaid and other current assets on the consolidated balance sheet as of April 29, 2006 and April 30, 2005 were $3,433 and $3,112, respectively.

Distribution Agreement

In the first quarter of fiscal 2006, the Company extended its exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC 3D dental restorative system. The Company paid a $100 million distribution fee to extend the agreement for a 10-year period that begins in October 2007. The distribution fee is reflected as a non-current asset in the consolidated balance sheet. The amortization of this fee will occur over the 10-year period and will reflect the pattern in which the economic benefits of the fee are realized.

Income Taxes

The liability method is used to account for income tax expense. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan (ESOP)

Compensation expense related to the Company’s defined contribution ESOP is computed based on the shares allocated method.

Stock-Based Compensation

The Company has stock based employee compensation plans, which are described more fully in Note 12. The Company utilizes the intrinsic value-based method, per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” for measuring the cost of compensation paid in Company common stock. This method defines the Company’s cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. In accordance with APB Opinion No. 25, no compensation expense was recognized related to stock options in fiscal 2006, 2005 and 2004 as the exercise price was not less than 100 percent of fair market value on the date of grant.

In fiscal 2006, the Company issued approximately 93,600 restricted stock awards (“RSAs”) and 12,550 performance unit awards (“PUAs”) to employees. The RSAs vest over a seven or nine-year period and are subject to forfeiture provisions. Certain RSAs are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. The PUAs are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the Board of Directors. If these goals are not met, the PUAs are cancelled. The fair values of the RSAs and PUAs are expensed over the expected vesting periods. The Company recognized approximately $0.6 million of expense, net of related tax benefit, related to RSAs and PUAs during the year ended April 29, 2006. There were no such awards issued or outstanding in any fiscal years prior to 2006.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Fiscal Year
	2006	2005	2004
Net income, as reported	$198,425	$183,698	$149,465
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	600	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,326)	(3,424)	(2,079)

Pro forma net earnings	$193,699	$180,274	$147,386

Earnings per share—basic:
As reported	$1.44	$1.34	$1.10
Pro forma	$1.41	$1.32	$1.08

Earnings per share—diluted:
As reported	$1.43	$1.32	$1.08
Pro forma	$1.39	$1.30	$1.07

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options granted was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.

	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock price volatility	30.0%	31.4%	31.4%
Risk-free interest rate	4.1%	3.4%	3.3%
Expected life of options (years)	6.0	6.7	6.6

Based on these assumptions, the estimated fair value of options granted for fiscal years 2006, 2005, and 2004, was approximately $16.58, $15.01 and $11.09 per share, respectively, and such amounts would be amortized to compensation expense over the vesting period.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is a revision of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including employee stock options) based on the grant-date fair value of the award.

SFAS 123R originally required adoption in the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amended the compliance dates for SFAS 123R. Under the SEC’s new rule, the Company is required to adopt SFAS 123R as of April 30, 2006.

SFAS 123R permits a public entity to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is adopting SFAS 123R using the modified prospective method. The Company anticipates the adoption of SFAS 123R will reduce earnings per share by approximately $0.04 in fiscal 2007.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Year
	2006	2005	2004
	(in thousands)
Denominator:
Denominator for basic earnings per share—weighted average shares	137,690	136,839	135,932
Effect of dilutive securities:
Stock option plans	1,296	1,744	1,450
Employee Stock Purchase Plan	43	44	30
Capital Accumulation Plan	172	187	224
Convertible debentures	33	59	132

Dilutive potential common shares	1,544	2,034	1,836

Denominator for diluted earnings per share—adjusted weighted average shares	139,234	138,873	137,768

Recent Accounting Pronouncements

Share-Based Payment—As discussed above under Stock-Based Compensation, the Company will adopt SFAS 123R effective as of April 30, 2006.

Servicing of Financial Assets—In March 2006, the FASB issued Statement No. 156, “Accounting for the Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (SFAS 156). Among other requirements, SFAS 156 requires that all separately recognized servicing assets and liabilities initially be measured at fair value, if practicable. SFAS 156 will be effective for the Company beginning in fiscal 2008. The Company does not believe SFAS 156 will have a material impact on its consolidated financial statements.

2. Cash Equivalents and Short-term Investments

At April 29, 2006 and April 30, 2005, cash equivalents and short-term investments consisted of the following:

	April 29, 2006	April 30, 2005
Cash on hand	$104,887	$64,123
Cash equivalents:
Commercial paper	—	375
Government securities	112,050	166,161
Money market funds	7,455	1,890

	119,505	168,426
Short-term investments—
Government securities and other	—	13,382

	$224,392	$245,931

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments have original maturities of one year or less except for auction rate securities, which have maturities in excess of ten years. The short-term investments balance as of April 30, 2005 includes $5,575 of auction rate securities. These investments were considered available to support current operations of the Company and, accordingly, are classified as current in the consolidated balance sheet. There are no auction rate securities included in the April 29, 2006 balance.

3. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for each of the Company’s reportable segments for the fiscal year ended April 29, 2006 are as follows:

	Balance at April 30, 2005	Acquisition Activity	Other Activity	Balance at April 29, 2006
Dental supply	$77,437	$12,256	$370	$90,063
Rehabilitation supply	482,535	—	—	482,535
Veterinary supply	72,577	10,947	84	83,608

Total	$632,549	$23,203	$454	$656,206

The increase in goodwill during fiscal 2006 reflects the preliminary purchase price allocations related to the acquisitions of Accu-Bite and Intra Corp. as well as earn-outs on previous acquisitions.

Balances of acquired intangible assets excluding goodwill are as follows:

	April 29, 2006	April 30, 2005
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,402	$76,402
Amortized:
Customer lists and other amortizable intangible assets	60,629	59,827
Less: Accumulated amortization	(29,023)	(22,699)

Net amortized	31,606	37,128

Total identifiable intangible assets, net	$108,008	$113,530

Future amortization expense will approximate $6,100, $4,800, $4,300, $3,000, and $2,200 for fiscal 2007, 2008, 2009, 2010 and 2011, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, finalization of preliminary valuations, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

4. Acquisitions

On September 12, 2003, the Company acquired the stock of AbilityOne Products Corp. (“AbilityOne”) as an extension of Patterson’s value-added, specialty distribution strategy into a large, new and growing market. The purchase price of $585.8 million consists of a base price of $576.0 million and an additional $9.8 million for an idle facility and transaction expenses. The acquisition was initially debt financed through a $500 million bridge loan. This loan was replaced by permanent debt financing in November 2003, which is more fully described in Note 7. In conjunction with the transaction, the Company also issued $4.5 million of convertible debentures maturing in fiscal 2007.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The deferred tax liability primarily represents a provision for deferred taxes against the identifiable intangible assets. This provision normalizes income tax expense as the intangibles are amortized, sold or written down.

The operating results of Patterson Medical are included in the Company’s consolidated statements of income from the date of acquisition. The following pro forma summary presents the results of operations, as if the Patterson Medical acquisition had occurred at the beginning of fiscal 2004. The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the companies been combined.

2004
Net sales	$2,049,872
Net income	$156,308
Earnings per share:
Basic	$1.15
Diluted	$1.13

The Company also made the following acquisitions during the periods covered by these financial statements:

Entity	Closing date	Consideration
Intra Corp. Accu-Bite, Inc. Milburn Distributions, Inc.	December 16, 2005 September 6, 2005 October 12, 2004	Cash & Earn-out Cash & Earn-out Cash
Blue Ribbon Dental	September 17, 2004	Cash
CAESY Education Systems, Inc.	May 12, 2004	Cash & Earn-out
Medco Supply Company, Inc.	May 3, 2004	Cash
ProVet	April 16, 2004	Cash

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above acquisitions have been recorded using the purchase method of accounting. The aggregate purchase price for the acquisitions was allocated as follows:

	Fiscal Year
	2006	2005	2004
Purchase price	$33,576	$72,855	$22,144

Allocated to the following:
Accounts receivable	11,783	8,546	12,179
Inventory	11,767	10,163	13,725
Fixed assets	2,949	2,532	479
Identifiable intangibles	525	25,228	3,250
Other assets	630	891	74
Accounts payable	(8,441)	(5,586)	(7,123)
Accrued expenses	(5,031)	(1,697)	(440)
Long-term debt	(15)	—	—

Goodwill	$19,409	$32,778	$—

The operating results of each of these acquisitions are included in the Company’s consolidated statements of income from the date of each acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

5. Property and Equipment

	April 29, 2006	April 30, 2005
Land	$9,050	$6,499
Buildings	72,772	48,065
Leasehold improvements	7,812	4,578
Furniture and equipment	64,478	50,479
Data processing equipment	49,943	43,882
Construction-in-progress	15,958	15,311

	220,013	168,814
Accumulated depreciation	(78,472)	(64,326)

	$141,541	$104,488

Construction-in-progress was comprised mostly of separate distribution warehouse projects as of April 29, 2006 and April 30, 2005, respectively. The April 30, 2005 construction-in-progress balance also included amounts related to a building project for the Company’s printed office products operation.

6. Customer Financing

As a convenience to its customers, the Company offers several different financing alternatives including both a Company sponsored program and a third party program. For the third party program, the Company acts as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Company sponsored program, equipment purchases for top quality credits are

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financed to a maximum of $0.4 million for any one customer. The Company generally sells these customer installment sale contracts to outside financial institutions in the normal course of its business. The Company currently has two arrangements under which it sells these contracts.

In fiscal 2003, the Company initiated an agreement to sell its equipment contracts to a commercial paper conduit managed by JPMorgan Chase Bank N.A. To participate in the commercial paper conduit, the Company was required to establish a special purpose entity (“SPE”), PDC Funding Company, LLC, a consolidated, wholly owned subsidiary. The Company transfers installment sale contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduit administered by JPMorgan Chase Bank N.A. The SPE does not issue any debt. While there is no recourse to the Company by the commercial paper conduit on the sale of contracts, the Company receives only 90% of the principal amount of the contracts upon the sale. The remaining 10% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The holdback receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity of this arrangement with the conduit is a maximum of $440 million.

The Company also maintains an agreement with U.S. Bank National Association, as agent. This agreement allows the Company to sell, with limited recourse on an ongoing basis, its installment sale contracts to U.S. Bank National Association and one additional bank. A capacity of $110 million is available under this agreement. Unlike the conduit arrangement, this agreement provides that the Company receives 100% of the principal amount of contracts that are sold.

These financing arrangements are accounted for as a sale of assets under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During fiscal 2006, 2005 and 2004, the Company sold approximately $277.6, $279.5, and $211.3 million, respectively, of its contracts under these arrangements. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 29, 2006.

A total of $420.2 million of installment contracts receivable sold under the agreements was outstanding at April 29, 2006. Of this total $100.0 million has been sold to U. S. Bank National Association for which the Company has a 25% contingent guarantee of collection under the limited recourse provision. The remaining balance of contracts has been sold to the commercial paper conduit. The residual receivable under the JPMorgan Chase Bank N.A. arrangement was approximately $38.3 and $33.6 million at April 29, 2006 and April 30, 2005, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

The second component of the financing arrangement was a $300 million floating-rate bank credit agreement, consisting of a term loan and a revolving credit facility. The term loan, which had an original

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal of $100 million, amortizes in equal quarterly payments of $5 million to maturity. The revolving credit facility has a capacity of $200 million and is available until November 2008. No amounts were outstanding as of April 29, 2006 or April 30, 2005.

In conjunction with the acquisition of Patterson Medical, the Company also issued $4.5 million of convertible debentures scheduled to mature in fiscal 2007. The debentures were convertible into the Common Stock of the Company at a price of $25.49 per share. In May 2004, $3.0 million of the convertible debentures were converted into 117,692 shares of common stock. In November 2005, the remaining $1.5 million of the convertible debentures were converted into 58,846 shares of common stock.

Long-term debt was composed of the following at year-end:

	April 29, 2006	April 30, 2005
Variable rate (Libor plus 1.00%) term loan due fiscal 2009	$50,000	$70,000
Fixed rate (3.14 % to 4.14%) senior notes due fiscal 2007 to 2009	150,000	150,000
Variable rate (Libor plus 0.75%) senior notes due fiscal 2009	100,000	100,000
Convertible debentures (0.50%)	—	1,500
Other debt	41	57

	$300,041	$321,557
Less current maturities	(90,027)	(20,027)

Long-term debt	$210,014	$301,530

Maturities of long-term debt by fiscal year are as follows:

2007	$90,027
2008	70,014
2009	140,000

Total long-term debt	$300,041

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios in addition to a minimum net worth covenant as defined in the Company’s debt agreements. The Company met the financial covenants under the debt agreements as of April 29, 2006.

8. Derivative Financial Instruments

In fiscal 2004, the Company entered into a swap agreement in the notional amount of $100 million that exchanged a floating interest rate payment obligation for a fixed rate payment obligation. The swap was designated as a cash flow hedging instrument. The contract was recorded at fair value on the balance sheet and all changes in fair value were deferred in accumulated other comprehensive income because the agreement had been determined to be perfectly effective. This interest rate swap agreement terminated in November 2005. The fair value of the interest rate swap agreement as of April 30, 2005 was estimated at $0.9 million.

In the first quarter of fiscal 2006, the Company entered into certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by JPMorgan Chase Bank, N.A. and PDC Funding. The cap agreements provide a credit enhancement feature for the installment contracts sold by PDC Funding to the commercial paper conduit, and replace a minimum interest rate margin covenant previously required under the sale agreement.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. In the fourth quarter of fiscal 2006, these caps were amended to adjust the notional amounts to a combined amortization total of $440 million. The fair value of the two purchased interest rate caps at April 29, 2006 was approximately $1.0 million. This amount was completely offset by the fair value of the two sold interest rate caps of ($1.0) million. Accordingly, the impact to consolidated earnings of the Company is zero. The Company was not a party to any such interest rate cap agreements prior to fiscal 2006.

Also in fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurs. As of April 29, 2006, the notional amount of this agreement was approximately $39 million and there was a nominal estimated fair value.

The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

9. Leases and Non-cancelable Purchase Commitments

The Company leases facilities for its branch office locations, a number of distribution facilities, and also certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under non-cancelable operating leases are as follows for as of April 29, 2006:

2007	$12,231
2008	10,900
2009	9,531
2010	8,516
2011	5,200
Thereafter	5,350

Total minimum payments required	$51,728

Rent expense was $15,171, $13,867 and $10,986 for the years ended April 29, 2006, April 30, 2005 and April 24, 2004, respectively.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2006	2005	2004
Current:
Federal	$90,752	$86,470	$72,536
Foreign	13,609	10,451	7,941
State	10,327	11,988	6,793

Total current	114,688	108,909	87,270
Deferred:
Federal	3,887	1,737	2,599
Foreign	(361)	(1,063)	—
State	334	166	186

Total deferred	3,860	840	2,785

Provision for income taxes	$118,548	$109,749	$90,055

Deferred tax assets and liabilities are included in prepaid expenses and other current assets and in non-current liabilities on the balance sheet. Significant components of the Company’s deferred tax assets (liabilities) as of April 29, 2006 and April 30, 2005 are as follows:

	Fiscal Year
	2006	2005
Deferred income tax assets:
Capital Accumulation Plan	$7,510	$6,490
Inventory Obsolescence	2,414	468
Health insurance	2,415	2,466
Bad debt allowance	903	929
Other	5,799	2,196

Deferred income tax assets	19,041	12,549

Deferred income tax liabilities:
Amortizable intangibles	(26,649)	(29,894)
Goodwill	(19,082)	(11,425)
Property, plant and equipment	(4,877)	(4,470)
LIFO reserve	(2,747)	(2,480)

Deferred income tax liabilities	(53,355)	(48,269)

Net deferred income tax (liability) asset	$(34,314)	$(35,720)

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2006	2005	2004
Tax at U.S. statutory rate	$110,941	$102,707	$83,832
State tax provision, net of federal benefit	5,341	5,463	4,536
Effect of foreign taxes	803	(1,379)	614
Other	1,463	2,958	1,073

	$118,548	$109,749	$90,055

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Segment and Geographic Data

The Company is comprised of three reportable segments: dental, veterinary, and rehabilitation supply. Prior to mid-fiscal 2004, the Company operated in two reportable segments, dental supply and veterinary supply. In September 2003, the Company purchased AbilityOne Products Corp., the world’s leading distributor of rehabilitation supplies and non-wheelchair assistive patient products to the global physical and occupational therapy markets. AbilityOne, now known as Patterson Medical, became a reportable business segment of the Company. The Company’s reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics in the majority of regions throughout the United States. The rehabilitation supply segment provides a comprehensive range of distributed and self-manufactured rehabilitation medical supplies and non-wheelchair assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

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

The following table presents information about the Company’s reportable segments:

	Fiscal Year
	2006	2005	2004
Net sales
Dental supply	$1,966,954	$1,834,203	$1,616,323
Rehabilitation supply	302,021	295,299	142,304
Veterinary supply	346,148	291,955	210,722

Consolidated net sales	$2,615,123	$2,421,457	$1,969,349

Operating income
Dental supply	$249,820	$235,428	$197,361
Rehabilitation supply	54,786	51,758	29,580
Veterinary supply	18,406	14,950	15,559

Consolidated operating income	$323,012	$302,136	$242,500

Depreciation and amortization
Dental supply	$14,435	$12,227	$10,468
Rehabilitation supply	6,299	11,630	5,994
Veterinary supply	2,942	3,005	2,979

Consolidated depreciation and amortization	$23,676	$26,862	$19,441

Capital expenditures
Dental supply	$36,245	$28,821	$17,223
Rehabilitation supply	12,374	1,546	521
Veterinary supply	534	1,166	1,880

Consolidated capital expenditures	$49,153	$31,533	$19,624

Total assets
Dental supply	$1,019,863	$805,006	$739,310
Rehabilitation supply	696,928	701,104	659,107
Veterinary supply	194,927	179,191	190,540

Consolidated total assets	$1,911,718	$1,685,301	$1,588,957

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents sales information by product for the Company:

	Fiscal Year
	2006	2005	2004
Net sales
Consumable and printed products	$1,674,106	$1,521,208	$1,235,356
Equipment and software	748,701	722,414	586,748
Other	192,316	177,835	147,245

Total	$2,615,123	$2,421,457	$1,969,349

The following table presents information about the Company by geographic area. No individual country, except for the United States, generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year
	2006	2005	2004
Net sales
United States	$2,391,249	$2,211,861	$1,804,651
International	223,874	209,596	164,698

Total	$2,615,123	$2,421,457	$1,969,349

Income before tax
United States	$284,767	$263,134	$220,148
International	32,206	30,313	19,372

Total	$316,973	$293,447	$239,520

Long-lived assets
United States	$981,381	$839,298	$765,565
International	82,963	53,276	52,559

Total	$1,064,344	$892,574	$818,124

12. Stockholders’ Equity

Share Repurchases

In September 1999, the Board of Directors authorized the repurchase of up to four million shares of the Company’s common stock over a five-year period ending in September 2004. In September 2004, the Board of Directors authorized the repurchase of up to six million shares of the Company’s common stock over the period ending September 30, 2009. The Company did not repurchase any of its common stock during fiscal 2006, 2005 or 2004.

Employee Stock Ownership Plan

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 29, 2006 and April 30, 2005, indebtedness of the ESOP to the Company is shown as a deduction from stockholders’ equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual contributions to the plan in amounts determined by the board of directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. When the shares acquired in 1991 are allocated, the expense to the Company is based on the original cost of the shares when acquired.

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

During fiscal 2006, 2005 and 2004, shares with a cost of $1,101, $775, and $891, respectively, were earned and allocated to ESOP participants. These amounts represented the Company’s contribution for each fiscal year.

At April 29, 2006, a total of 10,468,832 shares of the common stock were allocated to participants and had a fair market value of $341,075. With respect to the original ESOP, shares allocated were 10,349,981, committed-to-be-released shares were 1,157,419 and suspense shares were 7,526,436. Related to the shares from the Thompson transaction, shares allocated were 118,851, committed-to-be-released shares were 12,346 and suspense shares were 534,781.

Employee Stock Option Plans

In June 1992, the Company adopted the Patterson Dental Company 1992 Stock Option Plan. Due to the expiration of this plan in fiscal 2003, no options remain available for future issuance under this plan. At April 29, 2006, 1,408,113 options remain outstanding under the 1992 plan. In September 2002, the Company adopted a new Stock Option Plan. A total of 6,000,000 shares of common stock were reserved for issuance under the plan. The characteristics of the 2002 plan were similar to the 1992 plan. In September 2004, the Company’s shareholders voted to approve the Amended and Restated 2002 Stock Option Plan, a restatement of the 2002 Plan. Upon approval, the Plan was renamed the “Patterson Companies, Inc. Equity Incentive Plan” (“Equity Incentive Plan”).

The Equity Incentive Plan amendments did not change the number of shares reserved for awards under the plan. The Equity Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock and restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards and dividend equivalents. Awards may have a term no longer than ten years and vesting terms are determined by the compensation committee of the board of directors. The minimum restriction period for restricted stock and restricted stock units is three years, or one year in the case of performance-based awards. Additionally, the maximum number of shares that may be issued pursuant to awards of restricted stock, restricted stock awards and stock bonuses is 2,000,000 shares. Prior to fiscal 2006, only stock option awards had been granted under the Equity Incentive Plan.

In fiscal 2006, the Company issued 93,561 restricted stock awards (“RSAs”) and 12,550 performance unit awards (“PUAs”) to employees. The RSAs vest over a seven or nine-year period and are subject to forfeiture

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions. Certain RSAs are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. The weighted-average price of RSAs issued at the grant date was $50.28. The PUAs are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the board of directors. If these goals are not met, the PUAs are cancelled. The fair values of the RSAs and PUAs are expensed over the expected vesting periods. The Company recognized approximately $0.6 million of expense, net of related tax benefit, related to RSAs and PUAs during the year ended April 29, 2006.

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

The Employee Plans are administered by the compensation committee of the board of directors, which determines the employees, officers and others who are to receive awards, the type of award to be granted, the number of shares subject to each award and the exercise price of options.

Director Stock Option Plans

In June 1992, the Company adopted a Director Stock Option Plan (the “Director Plan”), under which 72,000 options remain outstanding at April 29, 2006. Options were granted at the fair market value on the date of grant and are exercisable for a period of four years commencing one year after the date of grant. This plan terminated during fiscal 2002.

In September 2001, the Company adopted a new Director Stock Option Plan. A total of 800,000 shares of common stock have been reserved for issuance under the plan. Options are granted at fair market value on the option grant date and are exercisable for a period of nine years commencing one year after the grant date. In addition, each eligible director has the right to elect to receive additional options in lieu of the amount of the director’s annual fee for service on the board of directors.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of stock option activity:

	Employee Plans			Director Plans
	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balance April 26, 2003	7,994,836	2,257,314	14.36	714,224	553,776	14.81
Granted	(824,260)	824,260	23.05	(74,104)	74,104	29.51
Exercised	—	(172,204)	11.65	—	(156,000)	13.09
Canceled	13,848	(13,848)	15.90	—	—	—

Balance April 24, 2004	7,184,424	2,895,522	17.01	640,120	471,880	17.69
Granted	(454,863)	454,863	36.11	(61,072)	61,072	37.20
Exercised		(221,252)	12.89	—	(144,000)	11.75
Canceled	—	(379,964)	18.60	—	—	—

Balance April 30, 2005	6,729,561	2,749,169	20.28	579,048	388,952	22.95
Granted	(25,148)	25,148	49.57	(49,152)	49,152	41.17
Exercised	—	(159,591)	12.24	—	(108,000)	13.66
Canceled	—	(39,068)	15.93	—	—	—
Non-option awards	(106,111)	—	—	—	—	—

Balance April 29, 2006	6,598,302	2,575,658	$21.13	529,896	330,104	$28.70

Exercisable options at the end of fiscal years 2006, 2005 and 2004 were 362,020, 330,779, and 227,484, respectively, under Employee Plans. Under Director Plans, the exercisable options were 272,952, 312,952, and 397,776, respectively. The following tables summarize information concerning options outstanding and exercisable as of April 30, 2006 under the Employee and Director Plans:

	Employee Plans
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 8.70 – $12.69	646,437	3.3	$10.58	227,846	$9.92
$14.44 – $20.27	939,300	6.0	18.05	78,069	17.30
$22.57 – $30.60	582,539	6.7	25.40	37,781	22.57
$33.47 – $38.50	381,784	8.2	38.04	18,324	37.29
$47.52 – $51.12	25,598	9.0	51.09	—	—

	2,575,658	5.9	$21.13	362,020	$14.22

	Director Plans
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$18.48 – $19.97	98,104	1.8	$18.81	98,104	$18.81
$22.57 – $27.86	97,776	6.9	25.84	97,776	25.84
$33.65 – $38.50	85,072	8.3	36.20	77,072	36.47
$40.94	48,000	9.0	40.94	—	—
$50.75	1,152	9.6	50.75	—	—

	330,104	6.1	$28.70	272,952	$26.31

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In June 1992, the Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 2,750,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the board of directors of the Company or by a committee appointed by the board of directors. Employees are eligible to participate after six months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased 296,812, 274,222 and 225,492 shares in fiscal 2006, 2005 and 2004, respectively. At April 29, 2006, there were 173,803 shares available for purchase under the Stock Purchase Plan.

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Officers and other key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year and issued, but restricted shares are subject to forfeiture provisions. Employees purchased 324,551, 262,279 and 323,176 shares of restricted stock in fiscal 2006, 2005 and 2004, respectively. At April 29, 2006, 3,106,552 shares were available for purchase under the CAP Plan.

13. Litigation

Five purported class action lawsuits have been filed in the United States District Court for the District of Minnesota, naming the Company and certain officers and directors and alleging certain violations of the federal securities laws. On August 31, 2005, the Court entered an order consolidating the cases into a single action captioned In re Patterson Companies, Inc. Securities Litigation docketed as File No. 05cv1757 DSD/NMJ. On September 16, 2005, a derivative lawsuit was filed in the United States District Court for the District of Minnesota captioned Vance Cadd, Derivatively On Behalf of Patterson Companies, Inc. vs. James W. Wiltz, et al., docketed as File No. 05-cv-02155 RHK/AJB. This lawsuit names certain officers and directors of the Company as defendants and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On October 11, 2005, a class action lawsuit was filed in the United States District Court for the District of Minnesota captioned Tamara Dolliver, On Behalf of Herself and All Others Similarly Situated vs. Patterson Companies, Inc., et al docketed as File No. 05-cv-02383 JNE/SRN. This class action lawsuit was brought on behalf of the participants in the Company’s Employee Stock Ownership Plan against the Company and certain officers and directors, and alleges violations of the federal Employee Retirement Income Security Act. The Cadd and Dolliver cases are predicated on essentially the same factual allegations alleged in, and are related cases to, the class action lawsuits consolidated as In Re Patterson Companies, Inc. Securities Litigation. Because of the status of the proceedings in these lawsuits, as well as the contingencies and uncertainties associated with litigation, it is not possible to predict the exposure that the Company will have, if any, in connection with the claims, and therefore no accruals have been established for these contingencies. The Company believes that the allegations made against it in these lawsuits are without merit and is vigorously defending the claims.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14. Related Party Transaction

On September 12, 2003, the Company completed its acquisition of AbilityOne Products Corp. Peter L. Frechette, Chairman and Chief Executive Officer of Patterson at the time, and David K. Beecken, then a Director of Patterson and the Managing Director of Beecken Petty O’Keefe & Co., were direct and indirect owners of the stock of AbilityOne. Between May 2001 and March 2002, Mr. Frechette acquired a direct interest in AbilityOne’s common stock and Class A Preferred Stock and was granted an option to purchase common stock of AbilityOne. Such interests represented less than a 1% interest of each class of AbilityOne’s outstanding securities. Mr. Frechette also served as a member of AbilityOne’s board of directors until December 20, 2002. Between September 2000 and March 2002, HEP Investors I, LLC, an investment entity with which Beecken Petty O’Keefe & Co. is affiliated, acquired AbilityOne’s common stock, Class A Preferred Stock and warrants for the purchase of AbilityOne’s common stock. Such interests represented an approximate 20% interest of each class of AbilityOne’s outstanding shares. In September 2000, Beecken Petty O’Keefe & Co. was part of a group that purchased AbilityOne from BISSELL, Inc. A principal of Beecken Petty O’Keefe & Co. had served on the board of directors of AbilityOne since 2000. Prior to consideration of the acquisition of AbilityOne, Mr. Frechette and Mr. Beecken fully disclosed their interests in AbilityOne to the board of directors of Patterson and abstained from voting on the transaction. In connection with its acquisition of AbilityOne, Patterson received a fairness opinion from Banc of America Securities LLC that the acquisition was fair to Patterson from a financial point of view.

15. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks, except for the quarter ended July 31, 2004, which includes 14 weeks. The following table summarizes results for fiscal 2006 and 2005.

	Quarter Ended
	Apr. 29, 2006	Jan. 28, 2006	Oct. 29, 2005	July 30, 2005
Net sales	$695,177	$682,402	$641,697	$595,847
Gross profit	247,002	240,969	219,214	207,244
Operating income	92,126	88,546	72,826	69,514

Net income	56,819	54,004	44,720	42,882

Earnings per share—basic	$0.41	$0.39	$0.33	$0.31
Earnings per share—diluted	$0.41	$0.39	$0.32	$0.31

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	Apr. 30, 2005	Jan. 29, 2005	Oct. 30, 2004	July 31, 2004
Net sales	$627,272	$638,005	$578,237	$577,943
Gross profit	226,587	227,328	204,627	203,969
Operating income	82,696	81,779	70,059	67,602

Net income	50,242	50,137	42,504	40,815

Earnings per share—basic	$0.37	$0.37	$0.31	$0.30
Earnings per share—diluted	$0.36	$0.36	$0.31	$0.29

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Patterson Companies, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial and accounting officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of April 29, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 29, 2006. During its assessment, management did not identify any material weaknesses in the Company’s internal control over financial reporting. Ernst & Young LLP, the independent registered accounting firm that audited the Company’s consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on management’s assessment of internal control over financial reporting.

/s/ JAMES W. WILTZ
President and Chief Executive Officer

/s/ R. STEPHEN ARMSTRONG
Executive Vice President, Chief Financial Officer and Treasurer

Evaluation of Disclosure Controls and Procedures

As of April 29, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 29, 2006.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended April 29, 2006, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Proposal No.1 Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 18, 2006 (the “2006 Proxy Statement”). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors—The Board of Directors and Committees” and “Proposal No. 1 Election of Directors—Audit Committee Matters” in Patterson’s 2006 Proxy Statement and such information is incorporated by reference herein.

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

Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Compensation of Executive Officers” and “Proposal No. 1 Election of Directors—Compensation of Directors” in the 2006 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Proposal No. 2—Approval of Amended and Restated Employee Stock Purchase Plan—Equity Compensation Plan Information” in the 2006 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the captions “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures of the Audit Committee” in the 2006 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of the Company and its subsidiaries are included in Part II, Item 8:

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II—Valuation and Qualifying Accounts for the Years Ended April 29, 2006, April 30, 2005, and April 24, 2004.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit
2.1	Article of Merger and Plan of Merger dated June 23, 2004 [10]

3.1	The Company’s Restated Articles of Incorporation [10]

3.2	The Company’s Bylaws, as amended [1]

4.1	Specimen form of the Company’s Common Stock Certificate [10]

4.2	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, the registrant has omitted to file certain unregistered convertible debentures. The total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of such convertible debentures to the SEC upon request. [8]

4.3	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents [9]

4.4	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP 9

10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended [1]

10.2	Patterson Dental Company 1992 Stock Option Plan [1]

Exhibit
10.3	Patterson Dental Company 1992 Director Stock Option Plan [1]

10.4	Patterson Dental Company Employee Stock Purchase Plan [1]

10.5	Patterson Dental Company Capital Accumulation Plan [2]

10.6	Patterson Companies, Inc. Fiscal 2007 Incentive Compensation Plan

10.7	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992 [1]

10.8	Amended and Restated Term Promissory Note dated July 13, 1992 [1]

10.9	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.10	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.11	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc. [4]

10.12	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association [5]

10.13	Amended and Restated Receivables Purchase Agreement dated October 7, 2004 between PDC Funding Company, LLC, Patterson Companies, Inc. and Bank One. [12]

10.14	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [5]

10.15	2001 Non-Employee Director Stock Option Plan [5]

10.16	Amendments to Restated Employee Stock Purchase Plan [5]

10.17	Amended and Restated Employee Stock Ownership Plan [5]

10.18	Stock Option Plan for Canadian Employees [6]

10.19	Patterson Companies, Inc. Equity Incentive Plan [11]

10.20	ESOP Loan Agreement dated April 1, 2002 [7]

10.21	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company [7]

10.22	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent. [8]

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
2	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.

3	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
4	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
5	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.
6	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.
7	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003.
8	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended October 25, 2003.
9	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 24, 2004.
10	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended July 31, 2004.
11	Incorporated by reference to the Registrant’s Form 8-K/A dated September 14, 2004, filed on September 29, 2004.
12	Incorporated by reference to the Registrant’s Form 8-K dated October 7, 2004, filed on October 12, 2004.

(b) See Schedule II.

(c) See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: July 13, 2006	By:	/s/ JAMES W. WILTZ
James W. Wiltz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ JAMES W. WILTZ James W. Wiltz	President and Chief Executive Officer (Principal Executive Officer)	July 13, 2006

/s/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	July 13, 2006

/s/ PETER L. FRECHETTE Peter L. Frechette	Director (Chairman of the Board of Directors)	July 13, 2006

/s/ RONALD E. EZERSKI Ronald E. Ezerski	Director	July 13, 2006

/s/ ANDRE B. LACY Andre B. Lacy	Director	July 13, 2006

/s/ CHARLES REICH Charles Reich	Director	July 13, 2006

/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	July 13, 2006

/s/ HAROLD C. SLAVKIN Harold C. Slavkin	Director	July 13, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended April 29, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,189	$2,764	$1,692	(3)	$2,614	(1)	$7,031

LIFO inventory adjustment	$28,994	$4,990	$—		$—		$33,984
Inventory obsolescence reserve	4,899	5,446	702	(3)	5,007	(2)	6,040

Total inventory reserve	$33,893	$10,436	$702		$5,007		$40,024

Year ended April 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,437	$1,546	$211	(3)	$2,005	(1)	$5,189

LIFO inventory adjustment	$24,864	$4,130	$—		$—		$28,994
Inventory obsolescence reserve	7,001	3,626	230	(3)	5,958	(2)	4,899

Total inventory reserve	$31,865	$7,756	$230		$5,958		$33,893

Year ended April 24, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,817	$2,348	$1,572	(3)	$3,300	(1)	$5,437

LIFO inventory adjustment	$22,260	$2,604	$—		$—		$24,864
Inventory obsolescence reserve	9,040	11,803	1,087	(3)	14,929	(2)	7,001

Total inventory reserve	$31,300	$14,407	$1,087		$14,929		$31,865

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory disposed of or written off.
(3)	Impact of acquisitions and foreign currency translation adjustments.

INDEX TO EXHIBITS

Exhibit 10.6	Patterson Companies, Inc. Fiscal 2007 Incentive Compensation Plan

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002