Form 10-Q
period 2006-07-29
PATTERSON COMPANIES, INC.
filed 2006-09-07
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 2006.

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

Patterson Companies, Inc. had outstanding 138,954,129 shares of common stock as of September 5, 2006.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended July 29, 2006, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2006 Annual Report on Form 10-K filed July 13, 2006, and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 29, 2006	April 29, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$265,224	$224,392
Receivables, net	327,920	350,299
Inventory	261,959	244,709
Prepaid expenses and other current assets	25,802	27,974

Total current assets	880,905	847,374

Property and equipment, net	143,397	141,541
Long-term receivables, net	51,321	49,277
Goodwill	660,207	656,206
Identifiable intangibles, net	106,627	108,008
Distribution agreement	100,000	100,000
Other	7,800	9,312

Total assets	$1,950,257	$1,911,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,181	$173,957
Accrued payroll expense	41,850	34,111
Other accrued expenses	83,423	85,396
Income taxes payable	38,001	26,156
Current maturities of long-term debt	90,029	90,027

Total current liabilities	407,484	409,647
Long-term debt	205,010	210,014
Deferred taxes	48,202	49,536

Total liabilities	660,696	669,197

STOCKHOLDERS’ EQUITY
Common stock	1,389	1,388
Additional paid-in capital	152,993	146,807
Accumulated other comprehensive income	13,106	13,837
Retained earnings	1,141,838	1,100,254
Notes receivable from ESOP	(19,765)	(19,765)

Total stockholders’ equity	1,289,561	1,242,521

Total liabilities and stockholders’ equity	$1,950,257	$1,911,718

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 29, 2006	July 30, 2005
Net sales	$655,488	$595,847
Cost of sales	433,074	388,603

Gross profit	222,414	207,244
Operating expenses	153,877	137,730

Operating income	68,537	69,514
Other income and (expense):
Finance income, net	1,947	2,096
Interest expense	(3,806)	(3,077)
Other	18	(31)

Income before taxes	66,696	68,502

Income taxes	25,112	25,620

Net income	$41,584	$42,882

Earnings per share:
Basic	$0.30	$0.31

Diluted	$0.30	$0.31

Weighted average common shares:
Basic	138,208	137,309

Diluted	139,168	139,117

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	July 29, 2006	July 30, 2005
Operating activities:
Net income	$41,584	$42,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,859	3,647
Amortization of intangibles	1,385	1,632
Share-based compensation	2,068	200
Excess tax benefits from share-based compensation	(489)	—
Bad debt expense	262	469
Change in assets and liabilities, net of acquired	2,853	(19,665)

Net cash provided by operating activities	52,522	29,165

Investing activities:
Additions to property and equipment, net	(6,665)	(16,295)
Acquisitions, net	(4,064)	—
Distribution agreement	—	(100,000)
Sale of short-term investments, net	—	3,360

Net cash used in investing activities	(10,729)	(112,935)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(5,002)	(5,007)
Common stock issued, net	4,118	2,777
Excess tax benefits from share-based compensation	489	—

Net cash used in investing activities	(395)	(2,230)
Effect of exchange rate changes on cash	(566)	(1,345)

Net increase (decrease) in cash and cash equivalents	40,832	(87,345)
Cash and cash equivalents at beginning of period	224,392	232,549

Cash and cash equivalents at end of period	$265,224	$145,204

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

July 29, 2006

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 29, 2006 and the results of operations and the cash flows for the periods ended July 29, 2006 and July 30, 2005. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 29, 2006 and July 30, 2005, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2006 Annual Report on Form 10-K filed on July 13, 2006.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal 2007 and 2006 represent the 13 weeks ended July 29, 2006 and July 30, 2005, respectively.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

Comprehensive Income

Total comprehensive income was $40,853 and $41,960 for the three months ended July 29, 2006 and July 30, 2005, respectively. Other than net income, comprehensive income includes foreign currency translation effects and changes in unrealized gains and losses on cash flow hedging instruments.

Distribution Agreement

In the first quarter of fiscal 2006, the Company extended its exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC® 3D dental restorative system. The Company paid a $100 million distribution fee to extend the agreement for a

10-year period that begins in October 2007. The distribution fee is reflected as a non-current asset in the condensed consolidated balance sheet. The amortization of this fee will occur over the 10-year period and will reflect the pattern in which the economic benefits of the fee are realized.

Share-Based Compensation

Effective April 30, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective method. See Note 3 for further discussion and disclosure of this standard and its impact to the Company’s consolidated financial statements.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	July 29, 2006	July 30, 2005
Denominator:
Denominator for basic earnings per share - weighted-average shares	138,208	137,309

Effect of dilutive securities:
Stock options	790	1,571
Restricted stock	7	—
Employee Stock Purchase Plan	40	36
Capital Accumulation Plan	123	142
Convertible debentures	—	59

Dilutive potential common shares	960	1,808

Denominator for diluted earnings per share	139,168	139,117

Options to purchase 807 and 1 shares of common stock and 77 and 104 shares of restricted stock awards outstanding during the three months ended July 29, 2006 and July 30, 2005, respectively, were excluded from the calculation of diluted shares because the effect would be antidilutive.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 29, 2006 and July 29, 2006 are as follows:

	Balance at April 29, 2006	Acquisition Activity	Translation And Other Activity	Balance at July 29, 2006
Dental Supply	$90,063	$1,230	$(63)	$91,230
Rehabilitation Supply	482,535	2,834	—	485,369
Veterinary Supply	83,608	—	—	83,608

Total	$656,206	$4,064	$(63)	$660,207

The increase in the goodwill balance during the three-month period ended July 29, 2006 reflects the preliminary purchase price allocation of an acquisition in the rehabilitation supply segment and an adjustment to the preliminary purchase price allocation of an acquisition in the dental supply segment. The preliminary purchase price allocations are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of acquired intangible assets excluding goodwill are as follows:

	July 29, 2006	April 29, 2006
Copyrights, trade names and trademarks - unamortized	$76,402	$76,402

Customer lists and other amortizable intangible assets	60,633	60,629
Less: Accumulated amortization	(30,408)	(29,023)

Net amortizable	30,225	31,606

Total identifiable intangible assets, net	$106,627	$108,008

NOTE 3 SHARE-BASED COMPENSATION

Effective April 30, 2006 (the first day of the current fiscal year), the Company adopted SFAS 123R. SFAS 123R is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Prior to the adoption of SFAS 123R, the Company utilized the intrinsic value method under APB Opinion No. 25. In addition, the Company followed the pro forma disclosure requirements of SFAS 123, as amended by Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148).

As permitted by SFAS 123R, the Company has adopted requirements of the standard using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based awards granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. With respect to (b) above, the related compensation cost is based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and SFAS 148. Share-based compensation expense is recognized over the requisite service period using the straight-line method. In accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to April 30, 2006 have not been restated to reflect the fair value method of recognizing compensation cost.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for three months ended July 30, 2005:

Net income, as reported	$42,882

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	200

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,080)

Pro forma net earnings	$42,002

Earnings per share—basic:
As reported	$0.31
Pro forma	$0.31

Earnings per share—diluted:
As reported	$0.31
Pro forma	$0.30

The unaudited consolidated statement of income for the three months ended July 29, 2006 includes pre-tax share-based compensation expense of $2.1 million ($1.7 after-tax), all of which is included in the operating expenses line. This expense reduced diluted earnings per share by $0.01. The Company expects a similar amount of expense in each of the remaining quarters of fiscal 2007. The unaudited consolidated statement of cash flows for the three months ended July 29, 2006 presents the pre-tax share-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, prior to the adoption of SFAS 123R, benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flows in the Company’s consolidated statements of cash flows. SFAS 123R requires that such excess tax benefits be presented as a cash inflow from financing activities and the Company has classified these cash flows in accordance with SFAS 123R for the three months ended July 29, 2006.

As of July 29, 2006, the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $16.3 million, and is expected to be recognized over a weighted average period of approximately 6.2 years.

Description of General Methods and Assumptions Used to Estimate Fair Value

Described below are certain methods and assumptions used to estimate the fair value of share-based compensation awards. Further information is presented below within this Note 3 that may be unique to a particular award or group of awards.

Expected dividend yield – the Company has not and does not expect to pay dividends. Accordingly, the expected dividend yield used is 0%.

Expected stock price volatility – the Company considers historical volatility trends, implied future volatility based on certain traded options of the Company, and other factors.

Risk-free interest rate – the Company bases the risk-free interest rate on the U.S. Treasury yield curve in effect at the grant date with similar terms to the expected term of the award.

Expected term of stock options – the Company uses the “simplified” method for “plain vanilla” options as described in SEC Staff Accounting Bulletin No. 107. For all other options, the Company estimates the expected term, or life, of awards based on several factors, including grantee types, vesting schedules, contractual terms and various factors surrounding exercise behavior of different groups.

Director and Employee Stock Option Plans

In June 1992, the Company adopted a Director Stock Option Plan. Options were granted at the fair market value on the date of grant, vest over one year, and are exercisable for a period of four years commencing one year after the date of grant. This plan terminated during fiscal 2002.

In September 2001, the Company adopted a new Director Stock Option Plan. A total of 800,000 shares of common stock have been reserved for issuance under this plan. Options are granted at fair market value on the option grant date, vest over one year, and are exercisable for a period of nine years commencing one year after the grant date. In addition, each eligible director will have the right to elect to receive additional options in lieu of the amount of the director’s annual fee for service on the board of directors.

In June 1992, the Company adopted the Patterson Dental Company 1992 Stock Option Plan, a plan for employees. Due to the expiration of this plan in fiscal 2003, no options remain available for future issuance under this plan. In September 2002, the Company adopted a new employee equity award plan. A total of 6,000,000 shares of common stock were reserved for issuance under the plan. In September 2004, the Company’s shareholders voted to approve the Amended and Restated 2002 Stock Option Plan, a restatement of the 2002 plan. Upon approval, the Plan was renamed the “Patterson Companies, Inc. Equity Incentive Plan” (“Equity Incentive Plan”).

The Equity Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock and restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards and dividend equivalents. Awards may have a term no longer than ten years and vesting terms are determined by the compensation committee of the board of directors. The minimum restriction period for restricted stock and restricted stock units is three years, or one year in the case of performance-based awards. Approximately 6,919,000 shares were available under director and employee stock option plans at July 29, 2006. Additionally, the maximum number of shares that may be issued pursuant to awards of restricted stock, restricted stock awards and stock bonuses is 2,000,000 shares. Prior to fiscal 2006, only stock option awards had been granted under the Equity Incentive Plan. Employee stock options generally vest over a seven or nine-year period and are subject to forfeiture provisions. Certain employee stock options are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals.

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions as of the three months ended:

	July 29, 2006	July 30, 2005
Expected dividend yield	—	—
Expected stock price volatility	28.0%	30.0%
Risk-free interest rate	5.1%	3.2%
Expected life of options (years)	8.1	6.0

Following is a summary of stock option activity for all plans during the three months ended July 29, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 29, 2006	2,905,762	$21.99
Granted	38,916	32.10
Exercised	(44,627)	14.12
Forfeited	(33,792)	12.10

Outstanding at July 29, 2006	2,866,259	$22.37	5.9	33,123

Exercisable at July 29, 2006	643,057	$19.06	4.6	9,562

The weighted average fair value of options granted during the three months ended July 29, 2006 was $14.47. Related to stock options exercised during the three months ended July 29, 2006, total intrinsic value was $0.9 million, cash received was $0.6 million and tax benefits realized were $0.3 million.

Restricted Stock and Performance Unit Awards

Beginning in fiscal 2006, the Company issued restricted stock and performance unit awards under the Equity Incentive Plan. The grant date fair value is based on the closing stock price on the day of the grant. Restricted stock awards vest over a seven or nine-year period and are subject to forfeiture provisions. Certain restricted stock awards, which are held by line management, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. The performance unit awards, issued primarily to executive management, are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the board of directors. The satisfaction of operating goals will not be finally determined until the end of a three-year period. Accordingly, the Company recognizes expense related to performance unit awards over the requisite service period using the straight-line method based on the outcome that is probable.

Through July 29, 2006, no restricted stock or performance unit awards have vested. The following tables summarize information concerning non-vested restricted stock awards and performance unit awards for the three months ended July 29, 2006:

	Restricted Stock Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 29, 2006	78,562	50.47
Granted	151,042	32.16

Outstanding at July 29, 2006	229,604	38.43

	Performance Unit Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 29, 2006	12,550	51.12
Granted	19,100	32.09

Outstanding at July 29, 2006	31,650	39.64

Employee Stock Purchase Plan

In June 1992, Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 2,750,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors and follows a calendar plan year. Employees are eligible to participate after six months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Employees purchased approximately 79,000 shares at a weighted-average price of $28.37 during the three months ended July 29, 2006. At July 29, 2006, there were approximately 94,000 shares available for purchase under the Stock Purchase Plan.

Based on the provisions of the Stock Purchase Plan and guidance provided in FASB Technical Bulletin No. 97-1, Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option (“FTB 97-1”), there are several option elements in each plan year, which are estimated on the grant date using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan for the three months ended July 29, 2006 and July 30, 2005:

	July 29, 2006	July 30, 2005
Expected dividend yield	—	—
Expected stock price volatility	28.0%	30.0%
Risk-free interest rate	4.3%	3.2%
Expected life of options (years)	0.5	0.5

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year and restricted shares are subject to forfeiture provisions. At July 29, 2006, 3,106,552 shares were available for purchase under the CAP Plan. No restricted stock was purchased during the three months ended July 29, 2006 as a purchase is made only at the end of the calendar year offering period.

Based on the provisions of the CAP Plan and guidance provided in FASB Technical Bulletin No. 97-1, Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option (“FTB 97-1”), there are option elements in each plan year, which are estimated on the grant date using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions relating to the CAP Plan for the three months ended July 29, 2006 and July 30, 2005:

	July 29, 2006	July 30, 2005
Expected dividend yield	—	—
Expected stock price volatility	28.0%	31.4%
Risk-free interest rate	4.2%	3.2%
Expected life of options (years)	1.0	1.0

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

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. In the fourth quarter of fiscal 2006, these caps were amended to adjust the notional amounts to a combined amortizing total of $440 million. The fair value of the two purchased interest rate caps at July 29, 2006 and July 30, 2005 were $1.0 million and $0.4 million, respectively. At each date, these amounts were completely offset by the fair value of the two sold interest rate caps of ($1.0) million and ($0.4), respectively. Accordingly, the impact to consolidated earnings of the Company is zero.

Also in fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurs. As of July 29, 2006, this agreement had a notional amount of approximately $33 million and an estimated fair value of approximately $0.1 million. This agreement was not outstanding as of July 30, 2005.

The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

NOTE 5 ACQUISITIONS

In June 2006, the Company acquired Dale Professional Surgical Supply Co., Inc. (“Dale”), a dealer/distributor of rehabilitation equipment and supplies. In December 2005, the Company acquired Intra Corp (“IntraVet”), a developer of veterinary practice management software that is marketed under the IntraVet brand name. In September 2005, the Company acquired Accu-Bite, Inc., (“Accu-Bite”) a Michigan-based dental distributor. The acquisitions of Dale, IntraVet and Accu-Bite were all-cash transactions. The operating results of these acquisitions are included in the Company’s condensed consolidated statements of income from the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of the acquisitions were not material to the Company either individually or in the aggregate.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K filed July 13, 2006. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, marketing, purchasing, finance, human resources and facilities. For the three-months ended July 29, 2006, stock-based compensation expense under SFAS No. 123R of $1,613, $248 and $207 is reflected in the operating income amounts of the dental, rehabilitation and veterinary segments, respectively. There was no corresponding expense recorded in the quarter ended July 30, 2005, since the 123R was adopted at the beginning of the current fiscal year and prior year amounts were not restated.

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	July 29, 2006	July 30, 2005
Net sales
Dental supply	$472,709	$432,056
Rehabilitation supply	82,665	78,550
Veterinary supply	100,114	85,241

Consolidated net sales	$655,488	$595,847

Operating income
Dental supply	$49,378	$49,917
Rehabilitation supply	14,016	15,726
Veterinary supply	5,143	3,871

Consolidated operating income	$68,537	$69,514

The following table presents sales information by product category for the Company:

	Three Months Ended
	July 29, 2006	July 30, 2005
Net sales
Consumable and printed products	$433,815	$390,614
Equipment and software	169,445	159,789
Other	52,228	45,444

Total	$655,488	$595,847

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our 2006 Annual Report on Form 10-K filed July 13, 2006, for important background information regarding, among other things, an overview of the markets in which we operate and our business strategies.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%
Cost of sales	66.0%	65.2%

Gross margin	34.0%	34.8%
Operating expenses	23.5%	23.1%

Operating income	10.5%	11.7%
Other expense, net	(0.3)%	(0.2)%

Income before income taxes	10.2%	11.5%
Net income	6.3%	7.2%

QUARTER ENDED JULY 29, 2006 COMPARED TO QUARTER ENDED JULY 30, 2005.

Net Sales. Net sales for the three months ended July 29, 2006 (“Current Quarter”) were $655.5 million, which is an increase of 10.0% from $595.8 million reported for the three months ended July 30, 2005 (“Prior Quarter”). Included in the increase was a favorable impact from foreign exchange rate changes of approximately 0.8%, as well as the impact of acquisitions, partially offset by a small divestiture that closed in the fourth quarter of fiscal 2006.

The acquisitions were Dale Professional Surgical Supply Co., Inc. (“Dale”) in June 2006, Intra Corp (“IntraVet”) in December 2005, and Accu-Bite Dental, Inc. (“Accu-Bite”) in September 2005. The rehabilitation unit divested a small, non-core operating division in February 2006. Excluding the impact of these acquisitions and divestiture, sales increased approximately 8.1% in the Current Quarter.

Dental segment sales increased 9.4% to $472.7 million in the Current Quarter compared to $432.1 million in the Prior Quarter. Sales of consumable dental supplies and printed office products increased 11.0% in the Current Quarter. Excluding the impact of the Accu-Bite acquisition, sales of consumables were up 8.0%. Dental equipment and software sales grew 5.4%, paced by strong sales of basic equipment and software, which more than offset reduced sales of CEREC 3D® dental restorative systems. Sales of other services and products rose 13.4%. These sales consist primarily of technical service parts and labor, software support services and artificial teeth.

Sales of the Veterinary segment increased 17.4% from $85.2 million in the Prior Quarter to $100.1 million in the Current Quarter. The IntraVet acquisition accounted for approximately 1.5 percentage points of the growth rate. Sales of equipment and software came in over 75% higher than the Prior Quarter, primarily reflective of the unit’s strategic emphasis on equipment and including the IntraVet software product line.

The rehabilitation unit reported sales growth of 5.2% to $82.7 million compared to $78.6 in the Prior Quarter. Excluding both the Dale acquisition and the February 2006 divestiture, sales grew approximately 6.0%, including the favorable impact of foreign currency translation on sales of approximately 0.8%.

Gross Margins. Consolidated gross margin decreased from 34.8% in the Prior Quarter to 34.0% in the Current Quarter. This decline was due to several factors.

The dental segment experienced a decrease in gross margins as a result of a mix shift in sales with the lower CEREC sales that normally produce a higher margin than average equipment transactions. Further contributing to this impact on margins was the cost of a 2.9% CEREC financing promotion that started in July. The financing promotion is scheduled to continue through the second quarter of fiscal 2007.

Gross margins of the veterinary segment improved 80 basis points in the Current Quarter; however, this business produces a lower gross margin than the dental and rehabilitation segments. Due to the veterinary segment’s strong sales performance that outpaced both dental and rehabilitation, the consolidated gross margin was diluted.

Another factor in the decline of consolidated gross margin was a decline of the rehabilitation segment’s gross margin, which was due to both product mix change and growth initiatives of this business unit. Sales performance was stronger at the unit’s domestic operations as compared to the international operations. The margins of the international operations are higher than those of the domestic business.

Finally, rising freight costs have had a negative impact on each segment’s gross margins on a quarter-over-quarter comparison.

Operating Expenses. In the Current Quarter, operating expenses as a percent of sales were 23.5%, an increase of 40 basis points from the Prior Quarter. Included in the Current Quarter is $2.1 million of share-based compensation expense under SFAS 123R, which was adopted by the Company effective at the beginning of fiscal 2007 and accounts for 30 basis points of the increase.

Prior to the adoption of SFAS 123R, the Company utilized the intrinsic value method under APB Opinion No. 25. In addition, the Company followed the pro forma disclosure requirements of SFAS 123, as amended by Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148). There was no corresponding expense in the Prior Quarter since SFAS 123R was adopted effective at the beginning of fiscal 2007 utilizing the modified prospective method.

The Company has made numerous investments in people and infrastructure, making improvement in operating leverage during the Current Quarter difficult. In the past twelve months, the Company has added 300 people, including an expansion of the sales force at the rehabilitation unit and the greenfield expansion into California by the veterinary unit.

In addition, over the last year there have been several large capital projects that are now operational. Examples of such projects that became operational in the Current Quarter include a new facility for the rehabilitation unit’s UK operation and a new distribution center in eastern Pennsylvania. Due to these projects and others, depreciation expense has increased over $1 million compared to the Prior Quarter.

The distribution center in Pennsylvania alone added approximately $1 million of incremental cost in the Current Quarter, as there are start-up costs at the new facility in addition to shutdown expenses at those facilities to be closed. This distribution center is expected to eventually have a positive impact on the Company’s operating leverage, since it will become the first facility to fulfill orders for all three business units. The distribution center replaced a nearby dental facility in the Current Quarter, the rehabilitation unit’s Chicago distribution facility will transition to Pennsylvania in October 2006 and a separate veterinary facility will be consolidated into the new facility in the fourth quarter of fiscal 2007.

Operating Income. Operating income was $68.5 million, or 10.5% of net sales in the Current Quarter. In the Prior Quarter, operating income was $69.5 million, or 11.7% of net sales. As discussed above, the lower operating income margin in the Current Quarter is due to lower gross margins resulting from a combination of several factors and a higher operating expense ratio, primarily due to $2.1 million of share-based compensation expense recognized under SFAS 123R.

Other Expense, Net. Net other expense was $1.8 million for the Current Quarter, an increase of $0.8 million compared to Prior Quarter. This change results from additional interest expense in the Current Quarter. Although the average debt balance in the Current Quarter was lower than a year ago due to $20 million in scheduled payments on the Company’s term loan, interest expense increased $0.7 million. The Company had effectively been paying a fixed rate on $100 million of variable rate debt under an interest rate swap agreement in the Prior Quarter. This agreement terminated in November 2005 and the Company is now paying a variable rate on this debt as well as paying a variable rate on the remaining balance of the term loan. The weighted average effective interest rate on debt was approximately 5.1% in the Current Quarter, up from 3.8% in the Prior Quarter. A rate similar to the Current Quarter is expected in the Company’s second quarter of fiscal 2007.

Income Taxes. The effective income tax rate for the Current Quarter was 37.7%, slightly higher than the Prior Quarter. Under SFAS 123R, the Company does not recognize a tax benefit related to certain share-based compensation expenses, which has the effect of increasing the consolidated effective tax rate.

Earnings Per Share. Current Quarter net income was $41.6 million, including an after-tax impact of ($1.7) million related to accounting under SFAS 123R. Net income in the Prior Quarter was $42.9 million. Earnings per diluted share was $0.30 in the Current Quarter and $0.31 in the Prior Quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $52.5 million of cash flow from operating activities in the Current Period, compared to $29.2 million of cash flow from operating activities in the Prior Quarter.

Net cash used in investing activities in the Current Period was $10.7 million compared to $112.9 million in the Prior Quarter, which included the payment of a $100 million distribution fee for a 10-year extension of the Company’s exclusive North American distribution agreement of Sirona’s CEREC equipment. Capital expenditures of $6.7 million in the Current Quarter were down from $16.3 in the year-earlier quarter. In the Prior Quarter and throughout fiscal 2006, capital expenditure levels were running at elevated levels due to several significant projects. These projects are complete and the Company continues to expect to incur approximately $30 million of total capital expenditures in fiscal 2007 compared to $49 million in fiscal 2006.

A $70 million payment on fixed-rate debt becomes due in November 2006. A $200 million revolving credit facility is available until November 2008. No amounts are currently outstanding under the revolving credit facility.

The Company expects funds generated by operations, existing cash balances and availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As discussed in Note 3 to the consolidated financial statements (which note is incorporated by reference into this section of this report), the Company adopted FASB Statement on Financial Accounting Standards No. 123R.

Except for the adoption of SFAS 123R, there has been no material change in the Company’s Critical Accounting Policies and Estimates, as disclosed in its 2006 Annual Report on Form 10-K filed July 13, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since April 29, 2006 in the Company’s market risk. The weighted-average interest rate on the Company’s debt for the Current Period was approximately 5.1%. A similar rate is anticipated in the second quarter of fiscal 2007. For further information on market risk, refer to Item 7A in the Company’s 2006 Annual Report on Form 10-K filed July 13, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 29, 2006. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 29, 2006.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in legal proceedings as compared to the information disclosed in the 2006 Annual Report on Form 10-K filed July 13, 2006 within Part I, Item 3 and within Note 13 to the consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. The Company did not repurchase any shares under the program during the quarter ended July 29, 2006 and has not made any repurchases since the program’s approval in September 2004. As of July 29, 2006, the Company had authority to repurchase six million shares under that program. The repurchase authorization expires on September 30, 2009.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2006 Annual Report on Form 10-K filed July 13, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 7, 2006

	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002