Form 10-Q
period 2006-10-28
PATTERSON COMPANIES, INC.
filed 2006-12-07
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2006.

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

Patterson Companies, Inc. had outstanding 139,156,276 shares of common stock as of December 4, 2006.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended October 28, 2006, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2006 Annual Report on Form 10-K filed July 13, 2006 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	October 28, 2006	April 29, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,558	$224,392
Receivables, net	335,970	350,299
Inventory	235,733	244,709
Prepaid expenses and other current assets	25,206	27,974

Total current assets	778,467	847,374

Property and equipment, net	141,267	141,541
Long-term receivables, net	72,638	49,277
Goodwill	657,167	656,206
Identifiable intangibles, net	105,191	108,008
Distribution agreement	100,000	100,000
Other	7,510	9,312

Total assets	$1,862,240	$1,911,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,517	$173,957
Accrued payroll expense	49,107	34,111
Other accrued expenses	94,968	85,396
Income taxes payable	1,447	26,156
Current maturities of long-term debt	90,021	90,027

Total current liabilities	372,060	409,647
Long-term debt	200,007	210,014
Deferred taxes	48,094	49,536

Total liabilities	620,161	669,197

STOCKHOLDERS’ EQUITY
Common stock	1,391	1,388
Additional paid-in capital	160,419	146,807
Accumulated other comprehensive income	14,959	13,837
Retained earnings	1,190,075	1,100,254
Notes receivable from ESOP	(124,765)	(19,765)

Total stockholders’ equity	1,242,079	1,242,521

Total liabilities and stockholders’ equity	$1,862,240	$1,911,718

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$694,273	$641,697	$1,349,761	$1,237,544

Cost of sales	458,644	422,483	891,718	811,086

Gross profit	235,629	219,214	458,043	426,458

Operating expenses	157,608	146,388	311,485	284,118

Operating income	78,021	72,826	146,558	142,340

Other income and (expense):
Finance income, net	2,120	1,479	4,067	3,575
Interest expense	(3,830)	(3,109)	(7,636)	(6,186)
Gain on currency exchange	208	243	226	212

Income before taxes	76,519	71,439	143,215	139,941

Income taxes	28,282	26,719	53,394	52,339

Net income	$48,237	$44,720	$89,821	$87,602

Earnings per share:
Basic	$0.35	$0.33	$0.65	$0.64

Diluted	$0.35	$0.32	$0.65	$0.63

Weighted average common shares:
Basic	137,757	137,554	137,983	137,427

Diluted	138,728	139,249	138,948	139,183

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	October 28, 2006	October 29, 2005
Operating activities:
Net income	$89,821	$87,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,000	7,672
Amortization of intangibles	2,856	3,256
Stock-based compensation	4,065	390
Excess tax benefits from share-based compensation	(504)	—
Bad debt expense	1,153	1,171
Change in assets and liabilities, net of acquired	(24,916)	(32,187)

Net cash provided by operating activities	82,475	67,904

Investing activities:
Additions to property and equipment, net	(9,726)	(27,166)
Acquisitions, net	(8,665)	(32,728)
Distribution agreement	—	(100,000)
Sale of short-term investments, net	—	9,369

Net cash used in investing activities	(18,391)	(150,525)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(10,013)	(10,014)
Loan to ESOP	(105,000)	—
Excess tax benefits from share-based compensation	504	—
Common stock issued, net	7,698	8,644

Net cash used in financing activities	(106,811)	(1,370)

Effect of exchange rate changes on cash	(107)	(511)

Net decrease in cash and cash equivalents	(42,834)	(84,502)

Cash and cash equivalents at beginning of period	224,392	232,549

Cash and cash equivalents at end of period	$181,558	$148,047

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and share amounts in thousands except per share data)

(Unaudited)

October 28, 2006

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 28, 2006 and the results of operations and the cash flows for the periods ended October 28, 2006 and October 29, 2005. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 28, 2006 and October 29, 2005, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2006 Annual Report on Form 10-K filed on July 13, 2006.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The second quarter and first six months of fiscal 2007 and 2006 represent the 13 and 26 weeks ended October 28, 2006 and October 29, 2005, respectively.

Comprehensive Income

Total comprehensive income was $50,090 and $90,943 for the three and six months ended October 28, 2006, respectively, and $46,800 and $88,760 for the three and six months ended October 29, 2005, respectively. Other than net income, comprehensive income also includes foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.

Distribution Agreement

In the first quarter of fiscal 2006, the Company extended its exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC 3D® dental restorative system. The Company paid a $100 million distribution fee to extend the agreement for a 10-year period that begins in October 2007. The distribution fee is reflected as a non-current asset in the condensed consolidated balance sheet. The amortization of this fee will occur over the 10-year period and will reflect the pattern in which the economic benefits of the fee are realized.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Denominator:
Denominator for basic earnings per share - weighted-average shares	137,757	137,554	137,983	137,427

Effect of dilutive securities:
Stock options	739	1,392	765	1,480
Restricted stock	9	—	8	—
Employee Stock Purchase Plan	38	37	39	37
Capital Accumulation Plan	185	207	153	180
Convertible debentures	—	59	—	59

Dilutive potential common shares	971	1,695	965	1,756

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	138,728	139,249	138,948	139,183

Options to purchase 849 and 807 shares of common stock during the three and six months ended October 28, 2006, respectively, and 59 and 30 shares during the three and six months ended October 29, 2005, respectively, are excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding, including performance unit awards, excluded from the calculation of diluted earnings per share were 76 and 77 shares during the three and six months ended October 28, 2006, respectively, and 13 and 59 shares during the three and six months ended October 29, 2005, because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective at the beginning of our fiscal year 2008. We are currently evaluating the impact of FIN 48 on our results of operations and financial position.

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires analysis of misstatements using both an income statement

(“rollover”) approach and a balance sheet (“iron curtain”) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of SAB No. 108 on our results of operations and financial position.

In September 2006, FASB issued Statement of Accounting Standards (“SFAS”) No. 157 “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective at the beginning of our fiscal year 2008. We are currently evaluating the impact of SFAS No. 157 on our results of operations and financial position.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 29, 2006 and October 28, 2006 is as follows:

	Balance at April 29, 2006	Acquisition Activity	Translation And Other Activity	Balance at October 28, 2006
Dental Supply	$90,063	$2,457	$(4)	$92,516
Rehabilitation Supply	482,535	2,969	(9,062)	476,442
Veterinary Supply	83,608	4,601	—	88,209

Total	$656,206	$10,027	$(9,066)	$657,167

The acquisition activity column represents the finalization of the preliminary purchase price allocation of a fiscal year 2006 acquisition, the preliminary purchase price allocation of a fiscal year 2007 acquisition and contingent earn-out payments related to an acquisition made in a prior year. The reduction in goodwill within the rehabilitation supply segment’s translation and other activity column relates to the settlement of an income tax liability matter that resulted from the AbilityOne acquisition in September 2003. The settlement was finalized in the current fiscal year for an amount lower than the liability that was included in purchase accounting. Accordingly, the excess liability was offset against goodwill. Preliminary purchase price allocations are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of acquired intangible assets excluding goodwill are as follows:

	October 28, 2006	April 29, 2006
Copyrights, trade names and trademarks - unamortized	$76,402	$76,402

Customer lists and other amortizable intangible assets	60,668	60,629
Less: Accumulated amortization	(31,879)	(29,023)

Net amortizable	28,789	31,606

Total identifiable intangible assets, net	$105,191	$108,008

NOTE 3 SHARE-BASED COMPENSATION

Effective April 30, 2006 (the first day of current fiscal year), the Company adopted SFAS 123R. SFAS 123R is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Prior to the adoption of SFAS 123R, the Company utilized the intrinsic value method under APB Opinion No. 25. In addition, the Company followed the pro forma disclosure requirements of SFAS 123, as amended by Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148).

As permitted by SFAS 123R, the Company has adopted the requirements of the standard using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based awards granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. With respect to (b) above, the related compensation cost is based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and SFAS 148. Share-based compensation expense is recognized over the requisite service period using the straight-line method. In accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to April 30, 2006 have not been restated to reflect the fair value method of recognizing compensation cost.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for three and six months ended October 29, 2005:

	Three Months	Six Months
Net income, as reported	$44,720	$87,602

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	190	390

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,075)	(2,155)

Pro forma net earnings	$43,835	$85,837

Earnings per share—basic:

As reported	$0.33	$0.64
Pro forma	$0.32	$0.63

Earnings per share—diluted:

As reported	$0.32	$0.63
Pro forma	$0.31	$0.62

The unaudited consolidated statements of income for the three and six months ended October 28, 2006 include pre-tax share-based compensation expense of $2.0 million ($1.6 after-tax) and $4.1 million ($3.3 after-tax), respectively, all of which is included in operating expenses within the condensed consolidated statements of income. This expense reduced diluted earnings per share by $0.01 and $0.02 for the three and six months ended October 28, 2006, respectively. The Company expects a similar amount of expense in each of the two remaining quarters of fiscal 2007. The unaudited consolidated statement of cash flows for the six months ended October 28, 2006 presents the pre-tax share-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, prior to the adoption of SFAS 123R, benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flows in the Company’s consolidated statements of cash flows. SFAS 123R requires that such excess tax benefits be presented as a cash inflow from financing activities and the Company has classified these cash flows, totaling $1.2 million, in accordance with SFAS 123R for the six months ended October 28, 2006.

As of October 28, 2006 the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $15.9 million, and this cost is expected to be recognized over a weighted average period of approximately 6.0 years.

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

Expected term of stock options and restricted stock – the Company uses the “simplified” method for “plain vanilla” options as described in SEC Staff Accounting Bulletin No. 107. For all other options, the Company estimates the expected term, or life, of awards based on several factors, including grantee types, vesting schedules, contractual terms and various factors surrounding exercise behavior of different groups.

Director and Employee Stock Option Plans

In June 1992, the Company adopted a Director Stock Option Plan. Options were granted at the fair market value of the underlying stock on the date of grant, vest over one year, and are exercisable for a period of four years commencing one year after the date of grant. This plan terminated during fiscal 2002.

In September 2001, the Company adopted a new Director Stock Option Plan. A total of 800,000 shares of common stock have been reserved for issuance under this plan. Options are granted at fair market value of the underlying stock on the option grant date, vest over one year, and are exercisable for a period of nine years commencing one year after the grant date. In addition, each eligible director will have the right to elect to receive additional options in lieu of the amount of the director’s cash retainer for service on the board of directors.

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

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions during the six months ended:

	October 28, 2006	(pro forma) October 29, 2005
Expected dividend yield	—	—
Expected stock price volatility	28.0%	30.0%
Risk-free interest rate	4.9%	4.1%
Expected life of options (years)	7.1	6.0

Following is a summary of stock option activity for all plans during the six months ending October 28, 2006 (shares in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 29, 2006	2,906	$21.99

Granted	64	32.22

Exercised	(189)	16.95
Forfeited	(92)	17.98

Outstanding at October 28, 2006	2,689	$22.72	5.7	$28,212

Exercisable at October 28, 2006	621	$21.58	4.6	$7,228

The weighted average fair value of options granted during the six months ended October 28, 2006 was $13.34. Related to stock options exercised during the six months ended October 28, 2006, total intrinsic value was $3.0 million, cash received was $3.2 million and tax benefits realized were $1.0 million. The Company settles stock option exercises with newly issued common shares.

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

Through October 28, 2006, no restricted stock or performance unit awards have vested. The following tables summarize information concerning non-vested restricted stock awards and performance unit awards for the six months ended October 28, 2006 (shares in thousands):

Restricted Stock Awards

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 29, 2006	79	$50.47
Granted	160	32.14
Forfeitures	(2)	49.12

Outstanding at October 28, 2006	237	$38.12

Performance Unit Awards

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 29, 2006	13	$51.12
Granted	20	32.15
Forfeitures	(4)	51.12

Outstanding at October 28, 2006	29	$38.10

Employee Stock Purchase Plan

In June 1992, the Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 2,750,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors and follows a calendar plan year. Employees are eligible to participate after six months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. At October 28, 2006, there were 2,017,447 shares available for purchase under the Stock Purchase Plan.

Based on the provisions of the Stock Purchase Plan and guidance provided in FASB Technical Bulletin No. 97-1, Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option (“FTB 97-1”), there are several option elements in each plan year, which are estimated on the grant date using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan for the six months ended October 28, 2006 and October 29, 2005:

	October 28, 2006	(pro forma) October 29, 2005
Expected dividend yield	—	—
Expected stock price volatility	28.0%	30.0%
Risk-free interest rate	4.3%	3.2%
Expected life of options (years)	0.5	0.5

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year, but restricted shares are subject to forfeiture provisions. At October 28, 2006, 3,106,552 shares were available for purchase under the CAP Plan. No restricted stock was purchased during the six months ended October 28, 2006 as a purchase is made only at the end of the calendar year offering period.

Based on the provisions of the CAP Plan and guidance provided in FASB Technical Bulletin No. 97-1, Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option (“FTB 97-1”), there are option elements in each plan year, which are estimated on the grant date using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions relating to the CAP Plan for the six months ended October 28, 2006 and October 29, 2005:

	October 28, 2006	October 29, 2005
Expected dividend yield	—	—
Expected stock price volatility	28.0%	31.4%
Risk-free interest rate	4.2%	3.2%
Expected life of options (years)	1.0	1.0

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

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. In the fourth quarter of fiscal 2006, these caps were amended to adjust the notional amounts to a combined amortizing total of $440 million. The estimated unrealized gain of the two purchased interest rate caps at October 28, 2006 and October 29, 2005 were $0.2 million and $0.1 million, respectively. At each date, these amounts were completely offset by the estimated unrealized loss of the two sold interest rate caps of ($0.2) million and ($0.1) million, respectively. Accordingly, the impact to consolidated earnings of the Company is zero.

In fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value (estimated realized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurs. As of October 28, 2006, this agreement had a notional amount of approximately $26.6 million and an estimated unrealized gain of approximately $0.1 million. In the second quarter of fiscal 2007, the Company entered into a similar interest rate swap agreement that, as of October 28, 2006, has a notional amount of approximately $40.0 million and an estimated unrealized loss of ($1.0) million. The total net unrealized loss recognized in the statement of income under these interest rate swaps during the quarter ended October 28, 2006 was ($1.0) million.

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

NOTE 6 ESOP LOAN

On September 11, 2006, the Company entered into a loan agreement with the Patterson Companies, Inc. Employee Stock Ownership Plan Trust (the “Trust”) and loaned the Trust $105 million for the sole purpose of enabling the Trust to purchase shares of the Company’s common stock (the “Securities”) in the open market and pay any corresponding broker commissions.

The loan is payable in full on September 10, 2026. Interest on the unpaid principal balance accrues at a rate equal to six-month LIBOR, with the rate resetting semi-annually. Interest payments are not required during the period from and including September 11, 2006 through April 30, 2010. On April 30, 2010, any accrued and unpaid interest will be added to the outstanding principal balance under the note, with interest thereafter accruing on the increased principal amount. Unpaid interest accruing after April 30, 2010 is due and payable on April 30, 2011 and each successive April 30 occurring through September 10, 2026.

The Company also directed the trustee of the Trust to purchase the Securities in the open market through a broker/agent. The Company entered into an agreement with Banc of America Securities LLC (the “Broker”) whereby the Broker is engaged as the exclusive agent to purchase Securities on behalf of the Trust. The Purchase Plan is a trading plan that qualifies for the safe harbor provided by Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Purchase Plan authorizes purchases of Securities on each trading day, as defined, equal to the lesser of (a) the Exchange Act Rule 10b-18(b)(4) limit and (b) certain guidelines based on the purchase price of the Securities as set forth in the Purchase Plan.

Through October 28, 2006, the Trust had purchased approximately 2.2 million shares and had approximately $30 million remaining for additional share purchases. This loan and related shares are being accounted for under SOP 93-6, “Employers’ Accounting for Stock Ownership Plans” and accordingly, unallocated shares held by the Trust are not considered outstanding in the computation of earnings per share. The Company anticipates the allocation of these shares to begin in fiscal 2012 over a period of approximately 10 to 15 years.

NOTE 7 SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K filed July 13, 2006. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, marketing, purchasing, finance, human resources and facilities. The operating income amounts in the table below for the three and six months ended October 28, 2006, respectively, include the following stock-based compensation expense under SFAS No. 123(R) for each segment: dental supply: $1,559 and $3,172; rehabilitation supply: $244 and $492; veterinary supply: $194 and $401. There was no corresponding expense recorded in the three or six months ended October 29, 2005, since SFAS No. 123(R) was adopted at the beginning of the current fiscal year and prior year amounts were not restated.

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales
Dental supply	$512,200	$480,080	$984,909	$912,136
Rehabilitation supply	86,711	78,800	169,376	157,350
Veterinary supply	95,362	82,817	195,476	168,058

Consolidated net sales	$694,273	$641,697	$1,349,761	$1,237,544

Operating income
Dental supply	$59,347	$54,560	$108,725	$104,477
Rehabilitation supply	13,584	14,352	27,600	30,078
Veterinary supply	5,090	3,914	10,233	7,785

Consolidated operating income	$78,021	$72,826	$146,558	$142,340

The following table presents sales information by product for the Company:

	Three Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales
Consumable and printed products	$440,394	$407,814	$874,209	$798,428
Equipment and software	198,575	186,920	368,020	346,709
Other	55,304	46,963	107,532	92,407

Total	$694,273	$641,697	$1,349,761	$1,237,544

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1%	65.8%	66.1%	65.5%

Gross margin	33.9%	34.2%	33.9%	34.5%
Operating expenses	22.7%	22.8%	23.1%	23.0%

Operating income	11.2%	11.4%	10.8%	11.5%
Other (expense) income, net	(0.2)%	(0.2)%	(0.2)%	(0.2)%

Income before income taxes	11.0%	11.2%	10.6%	11.3%

Net income	6.9%	7.0%	6.7%	7.1%

QUARTER ENDED OCTOBER 28, 2006 COMPARED TO QUARTER ENDED OCTOBER 29, 2005.

Net Sales. Net sales for the three months ended October 28, 2006 (“Current Quarter”) totaled $694.3 million, an 8.2% increase from $641.7 million reported for the three months ended October 29, 2005 (“Prior Quarter”).

The impact of acquisitions, foreign currency translation and divestitures on sales growth net each other out. Therefore, internally generated growth is approximately equal to reported growth.

Dental segment sales were $512.2 million in the Current Quarter, which is an increase of 6.7% from $480.1 million in the Prior Quarter. Sales of consumable dental supplies and printed office products increased 6.7% in the Current Quarter. The Company acquired Accu-Bite one month into the Prior Quarter and thus the dental segment results include one additional month of the Accu-Bite field sales business in the Current Quarter. However, upon acquisition and until May 2006 when the operations were closed for business reasons, the segment also operated Accu-Bite’s telesales business. In closing the telesales business, as much of the sales volume that could be moved into the field sales organization was, however, as the Company expected, much of this sales volume went to dental suppliers who approach the market with a low-price model. In summary, while the Current Quarter includes an additional month of the field sales business, the Prior Quarter includes an additional two months of the telesales business, resulting in a net negative impact to consumables sales growth of approximately 180 basis points. Foreign currency translation added a favorable 50 basis points to Current Quarter sales growth of consumables.

Dental equipment and software sales grew 4.2%, paced by sales of basic equipment and software, including digital radiography installations, which more than offset reduced sales of CEREC 3D® dental restorative systems. Sales of other services and products rose 16.6%. These sales consist primarily of technical service parts and labor, software support services and artificial teeth. The closing of the Accu-Bite telesales business had a net negative impact on total dental sales of approximately one percentage point in the Current Quarter and the Company expects this impact to approximate two percentage points in each of the next two quarters.

Veterinary sales increased 15.1% from $82.8 million in the Prior Quarter to $95.4 million in the Current Quarter. The December acquisition of IntraVet contributed 1.8 percentage points of the growth. The veterinary unit’s sales of equipment and software more than doubled as compared to the Prior Quarter.

The rehabilitation segment reported sales of $86.7 million in the Current Quarter, reflecting sales growth of 10.0% from $78.8 million of Prior Quarter sales.

Gross Margins. Consolidated gross margin decreased from 34.2% to 33.9% in the Current Quarter as compared to the Prior Quarter.

The dental unit’s gross margin improved 30 basis points from the Prior Quarter, despite the negative impact of a 2.9% financing promotion on CEREC that was in effect throughout the Current Quarter. Product mix, primarily increased service revenues, benefited the gross margin. In addition, the closing of the Accu-Bite telesales business had a positive impact on gross margin, as this business produced margins significantly lower than the remainder of the dental business.

The veterinary supply business experienced an increase in its gross margin of 30 basis points, due both to increased sales of equipment and private label goods. While the veterinary unit improved its own gross margin, this segment produces the lowest gross margin of the Company’s segments. Due to veterinary sales growth outpacing the other segments, the unit’s results were somewhat dilutive to the Company’s consolidated gross margin.

Patterson Medical’s gross margin declined approximately 290 basis points from the Prior Quarter. A factor in this decline is that the business has hired a number of new sales representatives who have been given some short-term latitude to establish their book of business through discretionary discounting. This latitude will be phased out as these new representatives reach their sales targets. In addition, this segment has fixed price contracts with certain large group customers and price increases from vendors have caused some erosion of the gross margin in this portion of the business. These contracts are renewed periodically, at which time pricing may be renegotiated to address changes in vendor pricing.

Operating Expenses. In the Current Quarter, consolidated operating expenses as a percent of sales were 22.7%, which includes $2.0 million or a 30 basis point negative impact from share-based compensation expense under SFAS No. 123(R). This accounting standard was adopted by the Company effective at the beginning of fiscal 2007. Prior Quarter operating expenses were 22.8%of sales.

Each segment improved its operating expense ratio in the Current Quarter, largely due to improved management of controllable spending. In addition, the Company is beginning to realize planned leverage from various shared services initiatives implemented throughout the organization in areas such as distribution, information systems and other back-room functions. The Company expects to see additional improvement in operating leverage through the second half of the year from these continuing initiatives.

The improvement in operating expense occurred despite numerous investments in people and infrastructure in the past twelve to fifteen months, including the addition of 300 people, an expansion of the sales force at the rehabilitation unit and the greenfield expansion into California by the veterinary unit.

In addition, over the last year there have been several large capital projects that are now operational. Examples of such projects that added incremental expense in the Current Quarter include a new facility for the rehabilitation unit’s UK operation, a consolidated facility for the printed office products group, and a new distribution center in eastern Pennsylvania. As these projects are integrated, duplicate costs for facilities and personnel will be eliminated, and the Company will begin to experience economies of scale from these investments.

Operating Income. Consolidated operating income was $78.0 million, or 11.2% of net sales in the Current Quarter, which includes $2.0 million of expense under SFAS No. 123(R). This 20 basis point decline from the Prior Quarter operating income ratio of 11.4% includes a negative impact from expense under SFAS No. 123(R) of 30 basis points and is reflected of the decline in consolidated gross margin of 30 basis points partially offset by improvement in the consolidated operating expense ratio.

Other Expense, Net. Net other expense was $1.5 million for the Current Quarter, slightly higher than $1.4 million in the Prior Quarter. Interest expense and interest income were $0.7 and $0.6 million higher in the Current Quarter, respectively. Interest expense increased despite a lower average debt balance during the Current Quarter. The Company had effectively been paying a fixed rate on $100 million of variable rate debt under an interest rate swap agreement in the Prior Quarter. This agreement terminated in November 2005 and the Company is now paying a variable rate on this debt as well as paying a variable rate on the remaining balance of the term loan. The weighted average effective interest rate on debt was approximately 5.2% in the Current Quarter, up from 3.9% in the Prior Quarter. In November 2006 the Company made a $70 million payment on maturing debt with a fixed rate of 3.14%. The average interest rate on the Company’s remaining outstanding debt is expected to track closely with 3-month LIBOR rates in the future. The increase in interest income related to higher interest rates and higher levels of financing contracts being held by the Company.

Income Taxes. The effective income tax rate for the Current Quarter was 37.0%, down from 37.4% in the Prior Quarter. The lower rate in the Current Quarter is due to changes in the mix of income from the Company’s various tax jurisdictions and the settling of our income tax returns with the Internal Revenue Service through fiscal 2005, which resulted in a favorable impact of approximately $0.5 million. The non-deductible portion of compensation expense recorded under SFAS No. 123(R) partially reduced these favorable impacts.

Earnings Per Share. Earnings increased 7.9% to $48.2 million, resulting in diluted earnings per share of $0.35 versus $0.32 in the Prior Quarter. Current Quarter earnings included $1.6 million of after-tax expense related to the adoption of SFAS 123(R) as discussed above under Operating Expenses.

SIX MONTHS ENDED OCTOBER 28, 2006 COMPARED TO SIX MONTHS ENDED OCTOBER 29, 2005.

Net Sales. Net sales for the six months ended October 28, 2006 (“Current Period”) totaled $1,349.8 million, a 9.1% increase from $1,237.5 million reported for the six months ended October 29, 2005 (“Prior Period”). Incremental sales in the Current Period from acquisitions, net of divestitures, are $8.6M or 70 basis points of the sales growth. The favorable impact of foreign currency translation on the Current Period is $8.0 million, or 60 basis points of the sales growth.

Dental segment sales of $984.9 million in the Current Period represent an increase of 8.0% from $912.1 million the Prior Period. Sales of consumables and printed office products (“Consumables”) were $569.3 million, or 8.7% higher than $523.5 million in the Prior Period. Sales of equipment and software grew 4.8%, led by sales of basic equipment and software, including digital radiography installations, which more than offset lower sales of CEREC dental restorative systems. Other sales, including technical service parts and labor, software support services and artificial teeth, increased 15.0% in the Current Period.

Veterinary segment sales rose to $195.5 million, up 16.3% from $168.1 million in the Prior Period. Growth occurred throughout various product lines, but was led by equipment and software, which produced sales 90.3% higher as compared to the Prior Period.

The rehabilitation business unit reported Current Period sales of $169.4 million, which is 7.6% higher than Prior Period sales of $157.4 million.

Gross Margins. Current Period consolidated gross margin was 33.9% as compared to the Prior Period margin of 34.5%.

Gross margin at the dental unit declined 20 basis points in the Current Period, due largely to product mix including decreased sales of the higher-margin CEREC systems as well as a 2.9% financing promotion offered during the Current Period.

The veterinary supply business experienced an increase in its gross margin of 50 basis points resulting from the strong contribution of its equipment and software product sales. Although the veterinary unit’s gross margin improved, this business produces a lower gross margin than the dental and rehabilitation segments. Due to the veterinary segment’s strong sales performance that has outpaced dental and rehabilitation segments during the Current Period, the consolidated gross margin was somewhat diluted.

Patterson Medical’s gross margin declined approximately 270 basis points in the Current Period due to several factors including product mix and growth initiatives of this business unit. A factor in this decline is that the business has hired a number of new sales representatives who have been given some short-term latitude to establish their book of business through discretionary discounting. This latitude will be phased out as these new representatives reach their sales targets. In addition, this segment has fixed price contracts with certain large group customers and price increases from vendors has created some of the gross margin decline. These contracts are renewed periodically, at which time pricing may be renegotiated to address changes in vendor pricing.

Operating Expenses. In the Current Period, consolidated operating expenses as a percent of sales were 23.1%, including $4.1 million of share-based compensation expense under SFAS No. 123(R), which was adopted by the Company effective at the beginning of the Current Period. Prior Period operating expense was 23.0%, or 10 basis points lower than Current Period reported operating expenses, however the impact of expense under SFAS No. 123(R) to the Current Period was approximately 30 basis points.

Excluding the expense under SFAS No. 123(R), the decline in the operating expense ratio is due to improved management of controllable spending and from the planned leverage from various shared services initiatives as discussed in the second quarter analysis above. The favorable impact that the Company experienced in its operating leverage in the second quarter was partially offset by the effect of substantial start-up and integration costs that occurred in the first fiscal quarter of the current year from certain of the initiatives.

Operating Income. Operating income was $146.6 million, or 10.8% of net sales in the Current Period, compared to $142.3 million, or 11.5% reported in the Prior Period. Current Period operating income includes a negative 30 basis point impact from expense under SFAS No. 123(R). The change in operating income is due to a decline in consolidated gross margin of 60 basis points and an increase of 10 basis points in consolidated operating expense ratio, which includes the impact of SFAS No. 123(R) in the Current Period.

Other Expense, Net. Net other expense increased from $2.4 million in the Prior Period to $3.3 million in the Current Period. This increase results from the combination of two factors. First, interest expense was $7.6 million in the Current Period, up from $6.2 million in the Prior Period, despite lower levels of debt carried in the Current Period. The Company had effectively been paying a fixed rate on $100 million of variable rate debt under an interest rate swap agreement in the Prior Period, however that agreement expired in November 2005 and the Company is now paying a substantially higher variable rate on the $100 million which remains outstanding. The increase in interest expense was partially offset by an increase of $0.5 million in interest income related to higher interest rates and higher levels financing contracts being held by the Company.

Income Taxes. The effective income tax rate for the Current Period was 37.3%, down slightly from 37.4% in the Prior Period. The lower rate in the Current Period is due to changes in the mix of income from the Company’s various tax jurisdictions and the settling of our income tax returns with the Internal Revenue Service through fiscal 2005, which resulted in a favorable impact of approximately $0.5 million. The non-deductible portion of compensation expense recorded under SFAS No. 123(R) partially reduced these favorable impacts.

Earnings Per Share. Reported earnings increased 2.5% to $89.8 million and earnings per diluted share were $0.65 in the Current Period compared to $0.63 in the Prior Period. Current Period earnings include after-tax expense related to SFAS No. 123(R) of $3.3 million or $0.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended October 28, 2006 (“Current Period”), the Company generated $82.5 million of cash from operations on earnings of $89.8 million, compared to $67.9 million on earnings of $87.6 million in the six months ended October 29, 2005 (“Prior Period”). Impacting cash flows in the Current Period was an increase in long-term receivables, which is due primarily to a CEREC product financing promotion under which customers could enter into a 2.9%, 5-year contract. The Company generally sells financing contracts to banks under one of two funding agreements; however, due to the low rate of interest on the contracts written during the promotion, the Company chose to hold these contracts, which totaled approximately $26 million as of October 28, 2006.

Net cash used in investing activities in the Current Period was $18.4 million compared to $150.5 million in the Prior Quarter. The Prior Quarter included the payment of a $100 million distribution fee for a 10-year extension of the Company’s exclusive North American distribution agreement of Sirona’s CEREC equipment, the Accu-Bite acquisition and several significant capital projects. The Company expects to incur approximately $30 million of total capital expenditures in fiscal 2007 compared to $49 million in fiscal 2006.

Net cash used in financing activities was $106.8 million in the Current Period compared to $1.4 million in the Prior Period, due primarily to a $105 million loan from the Company to its Employee Stock Ownership Program in September 2006.

Subsequent to the Current Period, the Company made a $70 million principal payment on fixed-rate debt that was due in late November 2006. A $200 million revolving credit facility is available until November 2008. No amounts are currently outstanding under the revolving credit facility.

The Company expects funds generated by operations, existing cash balances and availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Effective April 30, 2006 (the first day of current fiscal year), the Company adopted SFAS 123R. SFAS 123R is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Except for the adoption of SFAS 123R, there has been no material change in the Company's Critical Accounting Policies and Estimates, as disclosed in its 2006 Annual Report on Form 10-K filed July 13, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective at the beginning of our fiscal year 2008. We are currently evaluating the impact of FIN 48 on our results of operations and financial position.

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires analysis of misstatements using both an income statement (“rollover”) approach and a balance sheet (“iron curtain”) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of SAB No. 108 on our results of operations and financial position.

In September 2006, FASB issued Statement of Accounting Standards (“SFAS”) No. 157 “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective at the beginning of our fiscal year 2008. We are currently evaluating the impact of SFAS No. 157 on our results of operations and financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since April 29, 2006 in the Company’s market risk. The weighted-average interest rate on the Company’s debt for the Current Period was approximately 5.2%. In late November 2006, the Company paid $70 million of maturing debt, which had a fixed rate of 3.14%. The Company expects the average interest rate on debt to be approximately 5.6% in the third quarter of fiscal 2007. For further information on market risk, refer to Item 7A in the Company’s 2006 Annual Report on Form 10-K filed July 13, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2006. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 28, 2006.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in legal proceedings as compared to the information disclosed in the 2006 Annual Report on Form 10-K filed July 13, 2006 within Part I, Item 3 and within Note 13 to the consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. The Company did not repurchase any shares under the program during the quarter ended October 28, 2006 and has not made any repurchases since the program’s approval in September 2004. As of October 28, 2006, the Company had authority to repurchase six million shares under that program. The repurchase authorization expires on September 30, 2009.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on September 18, 2006, the Company’s shareholders approved the following matters:

1.	ELECTION OF DIRECTORS

	Voted for	Withheld
To serve for a one-year term expiring in 2007:
Charles Reich	127,240,270	1,806,938

To serve for a three-year term expiring in 2009:
Ellen A. Rudnick	126,956,526	2,090,682
Harold C. Slavkin	127,265,313	1,781,895
James W. Wiltz	127,059,779	1,987,429

There were no abstentions or broker non-votes. The other directors of the Company whose terms in office continued after the 2006 Annual Meeting of Shareholders are as follows: term expiring at the 2007 Annual Meeting—Peter L. Frechette; terms expiring at the end of the 2008 Annual Meeting—Ronald E. Ezerski and Andre B. Lacy.

2.	APPROVAL OF THE AMENDED AND RESTATED EMPLOYEE STOCK PURCHASE PLAN. The vote was 109,725,447 for, 1,381,632 against, 868,479 abstentions and 17,071,650 broker non-votes.

3.	RATIFY THE SELECTION OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL 2006. The vote was 125,274,180 for, 3,791,559 against, and 78,700 abstentions. There were no broker non-votes.

ITEM 4. EXHIBITS

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

PATTERSON COMPANIES, INC.
(Registrant)
Dated: December 7, 2006
	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	ESOP Loan Agreement **

10.2	ESOP Note **

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	- Incorporated by reference to Registrant’s Form 8-K dated September 11, 2006, filed September 12, 2006.