Form 10-Q
period 2007-01-27
PATTERSON COMPANIES, INC.
filed 2007-03-08
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Patterson Companies, Inc. had outstanding 139,135,737 shares of common stock as of March 5, 2007.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended January 27, 2007, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2006 Annual Report on Form 10-K filed July 13, 2006 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 27, 2007	April 29, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,464	$224,392
Receivables, net	345,449	350,299
Inventory	242,951	244,709
Prepaid expenses and other current assets	27,986	27,974

Total current assets	768,850	847,374

Property and equipment, net	132,299	141,541
Long-term receivables, net	78,468	49,277
Goodwill	660,358	656,206
Identifiable intangibles, net	103,686	108,008
Distribution agreement	100,000	100,000
Other	6,184	9,312

Total assets	$1,849,845	$1,911,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,742	$173,957
Accrued payroll expense	52,783	34,111
Other accrued expenses	86,416	85,396
Income taxes payable	868	26,156
Current maturities of long-term debt	70,014	90,027

Total current liabilities	351,823	409,647
Long-term debt	145,014	210,014
Deferred taxes	49,214	49,536

Total liabilities	546,051	669,197

STOCKHOLDERS’ EQUITY
Common stock	1,394	1,388
Additional paid-in capital	167,118	146,807
Accumulated other comprehensive income	11,381	13,837
Retained earnings	1,248,666	1,100,254
Notes receivable from ESOP	(124,765)	(19,765)

Total stockholders’ equity	1,303,794	1,242,521

Total liabilities and stockholders’ equity	$1,849,845	$1,911,718

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net sales	$709,494	$682,402	$2,059,255	$1,919,946
Cost of sales	459,228	441,433	1,350,946	1,252,519

Gross profit	250,266	240,969	708,309	667,427
Operating expenses	157,580	152,423	469,065	436,541

Operating income	92,686	88,546	239,244	230,886

Other income and (expense):
Finance income, net	1,868	1,106	5,935	4,681
Interest expense	(3,366)	(3,470)	(11,002)	(9,656)
(Loss) gain on currency exchange	(203)	85	23	297

Income before taxes	90,985	86,267	234,200	226,208
Income taxes	32,394	32,263	85,788	84,602

Net income	$58,591	$54,004	$148,412	$141,606

Earnings per share:
Basic	$0.43	$0.39	$1.08	$1.03

Diluted	$0.43	$0.39	$1.07	$1.02

Weighted average common shares:
Basic	135,601	137,804	137,189	137,552

Diluted	136,567	139,275	138,154	139,214

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	January 27, 2007	January 28, 2006

Operating activities:
Net income	$148,412	$141,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,017	12,028
Amortization of intangibles	4,320	4,939
Stock-based compensation	5,881	570
Excess tax benefits from share-based compensation	(607)	—
Bad debt expense	1,633	1,925
Change in assets and liabilities, net of acquired businesses	(57,744)	(45,235)

Net cash provided by operating activities	116,912	115,833

Investing activities:
Additions to property and equipment, net of acquired businesses	(14,730)	(36,721)
Proceeds from disposals of property and equipment	9,163	—
Acquisitions, net	(12,665)	(39,228)
Distribution agreement	—	(100,000)
Sale of short-term investments, net	—	11,377

Net cash used in investing activities	(18,232)	(164,572)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(85,013)	(15,021)
Loan to ESOP	(105,000)	—
Excess tax benefits from share-based compensation	607	—
Common stock issued, net	20,317	16,522

Net cash used in financing activities	(169,089)	1,501
Effect of exchange rate changes on cash	(1,519)	675

Net decrease in cash and cash equivalents	(71,928)	(46,563)

Cash and cash equivalents at beginning of period	224,392	232,549

Cash and cash equivalents at end of period	$152,464	$185,986

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and share amounts in thousands except per share data)

(Unaudited)

January 27, 2007

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 27, 2007 and the results of operations and the cash flows for the periods ended January 27, 2007 and January 28, 2006. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 27, 2007 and January 28, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2006 Annual Report on Form 10-K filed on July 13, 2006.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The third quarter and first nine months of fiscal 2007 and 2006 represent the 13 and 39 weeks ended January 27, 2007 and January 28, 2006, respectively.

Comprehensive Income

Total comprehensive income was $55,013 and $145,956 for the three and nine months ended January 27, 2007, respectively, and $55,848 and $144,608 for the three and nine months ended January 28, 2006, respectively. Other than net income, comprehensive income also includes foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006

Denominator:
Denominator for basic earnings per share - weighted-average shares	135,601	137,804	137,189	137,552
Effect of dilutive securities:
Stock options	750	1,159	760	1,374
Restricted stock	21	—	12	—
Employee Stock Purchase Plan	37	45	38	40
Capital Accumulation Plan	158	252	155	204
Convertible debentures	—	15	—	44

Dilutive potential common shares	966	1,471	965	1,662

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	136,567	139,275	138,154	139,214

Options to purchase 707 and 774 shares of common stock during the three and nine months ended January 27, 2007, respectively, and 479 and 180 shares of common stock during the three and nine months ended January 28, 2006, respectively, are excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding, including performance unit awards, excluded from the calculation of diluted earnings per share were 75 and 77 shares during the three and nine months ended January 27, 2007, respectively, and 13 and 43 shares during the three and nine months ended January 28, 2006, respectively, because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective at the beginning of our fiscal year 2008. We are currently evaluating the impact of FIN 48 on our results of operations and financial position.

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires analysis of misstatements using both an income statement

(“rollover”) approach and a balance sheet (“iron curtain”) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our current fiscal year ending April 28, 2007. We are currently evaluating the impact of SAB No. 108 on our results of operations and financial position.

In September 2006, FASB issued Statement of Accounting Standards (“SFAS”) No. 157 “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective at the beginning of our fiscal year 2009. We are currently evaluating the impact of SFAS No. 157 on our results of operations and financial position.

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective at the beginning our fiscal year 2009. We are currently evaluating the impact of SFAS No. 159 on our results of operations and financial position.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 29, 2006 and January 27, 2007 is as follows:

	Balance at April 29, 2006	Acquisition Activity	Translation And Other Activity	Balance at January 27, 2007
Dental Supply	$90,063	$2,457	$(268)	$92,252
Rehabilitation Supply	482,535	6,424	(9,062)	479,897
Veterinary Supply	83,608	4,601	—	88,209

Total	$656,206	$13,482	$(9,330)	$660,358

The acquisition activity column represents the finalization of the purchase price allocation of a fiscal year 2006 acquisition, the preliminary purchase price allocation of fiscal year 2007 acquisition and a contingent earn-out payment related to an acquisition made in a prior year. The reduction in goodwill within the rehabilitation supply segment’s translation and other activity column relates to the settlement of an income tax matter that resulted from the AbilityOne acquisition in September 2003. The settlement was finalized in the current fiscal year for an amount lower than the estimated liability that was included in purchase accounting. Accordingly, the liability was reduced with the offset to goodwill. Preliminary purchase price allocations are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of acquired intangible assets excluding goodwill are as follows:

	January 27, 2007	April 29, 2006
Copyrights, trade names and trademarks - unamortized	$76,402	$76,402
Customer lists and other amortizable intangible assets	60,629	60,629
Less: Accumulated amortization	(33,345)	(29,023)

Net amortizable intangible assets	27,284	31,606

Total identifiable intangible assets, net	$103,686	$108,008

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for the three and nine months ended January 28, 2006:

	Three Months	Nine Months
Net income, as reported	$54,004	$141,606
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	180	570
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,090)	(3,245)

Pro forma net earnings	$53,094	$138,931

Earnings per share—basic:
As reported	$0.39	$1.03
Pro forma	$0.39	$1.01
Earnings per share—diluted:
As reported	$0.39	$1.02
Pro forma	$0.38	$1.00

The unaudited consolidated statements of income for the three and nine months ended January 27, 2007 include pre-tax share-based compensation expense of $1.8 million ($1.5 after-tax) and $5.9 million ($4.8 after-tax), respectively, all of which is included in operating expenses within the condensed consolidated statements of income. This expense reduced diluted earnings per share by $0.01 and $0.04 for the three and nine months ended January 27, 2007, respectively. The Company expects a similar quarterly amount of expense in the fourth quarter of fiscal 2007. The unaudited consolidated statement of cash flows for the nine months ended January 27, 2007 presents the pre-tax share-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, prior to the adoption of SFAS 123R, benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flows in the Company’s consolidated statements of cash flows. SFAS 123R requires that such excess tax benefits be presented as a cash inflow from financing activities and the Company has classified these cash flows, totaling $0.6 million, in accordance with SFAS 123R for the nine months ended January 27, 2007.

As of January 27, 2007 the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $14.2 million, and it is expected to be recognized over a weighted average period of approximately 5.7 years.

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

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions during the nine months ended:

	January 27, 2007	(pro forma) January 28, 2006
Expected dividend yield	—	—
Expected stock price volatility	28.0%	30.0%
Risk-free interest rate	4.9%	4.1%
Expected life of options (years)	7.1	6.0

Following is a summary of stock option activity for all plans during the nine months ending January 27, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 29, 2006	2,906	$21.99
Granted	77	32.98
Exercised	(210)	16.67
Forfeited	(140)	22.69

Outstanding at January 27, 2007	2,633	$22.70	5.5	$36,362

Exercisable at January 27, 2007	618	$22.17	4.3	$8,862

The weighted average fair value of options granted during the nine months ended January 27, 2007 was $13.44. Related to stock options exercised during the nine months ended January 27, 2007, total intrinsic value was $3.5 million, cash received was $3.6 million and tax benefits realized were $1.3 million. The Company settles stock option exercises with newly issued common shares.

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

Through January 27, 2007, no restricted stock or performance unit awards have vested. The following tables summarize information concerning non-vested restricted stock awards and performance unit awards for the nine months ended January 27, 2007:

Restricted Stock Awards

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 29, 2006	79	$50.47
Granted	160	32.14
Forfeitures	(3)	49.12

Outstanding at January 27, 2007	236	$38.04

Performance Unit Awards

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 29, 2006	13	$51.12
Granted	20	32.15
Forfeitures	(5)	49.35

Outstanding at January 27, 2007	28	$36.98

Employee Stock Purchase Plan

In June 1992, Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 2,750,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors and follows a calendar plan year. Employees are eligible to participate after nine months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. At January 27, 2007, there were 1,948,002 shares available for purchase under the Stock Purchase Plan.

Based on the provisions of the Stock Purchase Plan and guidance provided in FASB Technical Bulletin No. 97-1, Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option (“FTB 97-1”), there are several option elements which are estimated on the grant date using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan for the nine months ended January 27, 2007 and January 28, 2006:

	January 27, 2007	(pro forma) January 28, 2006

Expected dividend yield	—	—
Expected stock price volatility	28.0%	30.0%
Risk-free interest rate	4.3%	3.2%
Expected life of options (years)	0.5	0.5

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year, but restricted shares are subject to forfeiture provisions. At January 27, 2007, 2,968,448 shares were available for purchase under the CAP Plan. In the third quarter of fiscal 2007, 252,417 shares of restricted stock were purchased related to the calendar 2006 plan year.

Based on the provisions of the CAP Plan and guidance provided in FASB Technical Bulletin No. 97-1, Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option (“FTB 97-1”), there are option elements which are estimated on the grant date using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions relating to the CAP Plan for the nine months ended January 27, 2007 and January 28, 2006:

	January 27, 2007	January 28, 2006

Expected dividend yield	—	—
Expected stock price volatility	28.0%	31.4%
Risk-free interest rate	4.2%	3.2%
Expected life of options (years)	1.0	1.0

NOTE 4 DERIVATIVE FINANCIAL INSTRUMENTS

In fiscal 2004, the Company entered into a swap agreement in the notional amount of $100 million that exchanged a floating interest rate payment obligation for a fixed rate payment obligation. The swap was designated as a cash flow hedging instrument. The contract was recorded at fair value on the balance sheet and all changes in fair value were deferred in accumulated other comprehensive income because the agreement was determined to be perfectly effective. This interest rate swap agreement terminated in November 2005.

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

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. In the fourth quarter of fiscal 2006, these caps were amended to adjust the notional amounts to a combined amortizing total of $440 million. The estimated unrealized gain of the two purchased interest rate caps at both January 27, 2007 and January 28, 2006 were $0.3 million. At each date, these amounts were completely offset by the estimated unrealized loss of the two sold interest rate caps of ($0.3) million. Accordingly, the impact to consolidated earnings of the Company is zero.

In fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value (estimated unrealized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurs. As of January 27, 2007 this agreement had a notional amount of approximately $22.5 million and an estimated unrealized gain of approximately $0.1 million. The notional amount at January 28, 2006 was approximately $45.0 million and there was a nominal estimated fair value. In the second quarter of fiscal 2007, the Company entered into a similar interest rate swap agreement that, as of January 27, 2007, had a notional amount of approximately $75.0 million and an estimated unrealized loss of ($0.4) million.

The total net unrealized gain (loss) recognized in the statement of income under these interest rate swaps during the three and nine months ended January 27, 2007 was $0.6 million and ($0.4) million, respectively. The impact to the statement of income for the three and nine months ended January 28, 2006 was nominal.

The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

NOTE 5 ACQUISITIONS

During the first nine months of fiscal 2007, the Company completed three acquisitions of dealers/distributors of rehabilitation equipment and supplies. Dale Professional Surgical Supply Co., Inc. was acquired in June 2006 and both Theraquip, Inc. and Metro Medical, Inc. were acquired in December 2006.

In December 2005, the Company acquired Intra Corp (“IntraVet”), a developer of veterinary practice management software that is marketed under the IntraVet brand name. In September 2005, the Company acquired Accu-Bite, Inc., (“Accu-Bite”) a Michigan-based dental distributor.

Each of the above acquisitions was an all-cash transaction. The operating results of these acquisitions are included in the Company’s condensed consolidated statements of income from the date of acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of the acquisitions were not material to the Company either individually or in the aggregate.

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

The Company also directed the trustee of the Trust to purchase the Securities in the open market through a broker/agent. The Company entered into an agreement (the “Purchase Plan”) with Banc of America Securities LLC (the “Broker”) whereby the Broker was engaged as the exclusive agent to purchase Securities on behalf of the Trust. The Purchase Plan is a trading plan that qualifies for the safe harbor provided by Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Purchase Plan authorizes purchases of Securities on each trading day, as defined, equal to the lesser of (a) the Exchange Act Rule 10b-18(b)(4) limit and (b) certain guidelines based on the purchase price of the Securities as set forth in the Purchase Plan.

As of January 27, 2007, purchases under the Purchase Plan are complete and totaled approximately 3.1 million shares. This loan and related shares are being accounted for under SOP 93-6, “Employers’ Accounting for Stock Ownership Plans” and accordingly, unallocated shares held by the Trust are not considered outstanding in the computation of earnings per share. The Company anticipates the allocation of these shares to begin in fiscal 2012 over a period of approximately 10 to 15 years.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K filed July 13, 2006. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, marketing, purchasing, finance, human resources and facilities. The operating income amounts in the table below for the three and nine months ended January 27, 2007, respectively, include the following stock-based compensation expense under SFAS No. 123(R) for each segment: dental supply: $1,411 and $4,583; rehabilitation supply: $229 and $721; veterinary supply: $176 and $577. There was no corresponding expense recorded in the three and nine months ended January 28, 2006, since SFAS No. 123(R) was adopted at the beginning of the current fiscal year and prior year amounts were not restated.

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 27, 2007	January 28, 2006	January 27, 2005	January 28, 2006

Net sales
Dental supply	$537,148	$531,884	$1,522,058	$1,444,020
Rehabilitation supply	78,083	69,755	247,458	227,105
Veterinary supply	94,263	80,763	289,739	248,821

Consolidated net sales	$709,494	$682,402	$2,059,255	$1,919,946

Operating income
Dental supply	$77,046	$73,589	$185,771	$178,066
Rehabilitation supply	10,935	11,311	38,535	41,389
Veterinary supply	4,705	3,646	14,938	11,431

Consolidated operating income	$92,686	$88,546	$239,244	$230,886

The following table presents sales information by product for the Company:

	Three Months Ended		Nine Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006

Net sales
Consumable and printed products	$420,934	$396,745	$1,295,143	$1,195,173
Equipment and software	234,159	237,473	602,179	584,182
Other	54,401	48,184	161,933	140,591

Total	$709,494	$682,402	$2,059,255	$1,919,946

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended Nine		Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.7%	64.7%	65.6%	65.2%

Gross margin	35.3%	35.3%	34.4%	34.8%
Operating expenses	22.2%	22.3%	22.8%	22.7%

Operating income	13.1%	13.0%	11.6%	12.1%
Other (expense) income, net	(0.3)%	(0.3)%	(0.3)%	(0.3)%

Income before income taxes	12.8%	12.7%	11.3%	11.8%

Net income	8.3%	7.9%	7.2%	7.4%

QUARTER ENDED JANUARY 27, 2007 COMPARED TO QUARTER ENDED JANUARY 28, 2006.

Net Sales. Net sales for the three months ended January 27, 2007 (“Current Quarter”) totaled $709.5 million, a 4.0% increase from $682.4 million reported for the three months ended January 28, 2006 (“Prior Quarter”).

The May 2006 closing of Accu-Bite’s telemarketing operations reduced Current Quarter sales growth by approximately two percentage points. A similar impact is expected in the fourth quarter of fiscal 2007. Acquisitions and foreign currency translation contributed approximately 1% to Current Quarter sales growth.

Dental segment sales increased 1.0% to $537.1 million in the Current Quarter from $531.9 million in the Prior Quarter. Sales of consumable dental supplies and printed office products grew 3.5%. The closing of the Accu-Bite telemarketing operations reduced this growth by approximately 3.7 percentage points (7.2% on a comparable basis).

Dental equipment and software sales declined 4.6%, including lower sales of basic equipment and CEREC 3D® dental restorative systems. Digital radiography equipment sales growth partially offset the decline in basic equipment and CEREC. Sales of other services and products, including technical service parts and labor, software support services and artificial teeth, rose 12.7%.

Late in the Current Quarter, the manufacturer of the CEREC product announced two enhancements; an improved software and a faster, more robust milling chamber. These changes to the CEREC may cause sales levels in the fourth quarter of the current fiscal year to be less than those achieved in the fourth quarter of the prior year. The transitional disruptions from introducing the market to these improvements in the product are expected to be most pronounced in the early portion of the quarter, but then should dissipate by the latter part of the quarter.

Veterinary sales increased 16.7% from $80.8 million in the Prior Quarter to $94.3 million in the Current Quarter. This growth includes a contribution of 1.6% from the Intra Corp acquisition in December 2005. During the Current Quarter, the veterinary unit changed manufacturers for certain lines of products it carries under agency agreements. This change did not have a significant impact on the unit’s Current Quarter revenues as most of the affected product lines generate agency commissions as opposed to distributed product sales and the change occurred late in the quarter. The impact of this change is not expected to have a material impact on the fourth quarter performance of the segment but some adverse result could occur relative to the rates of growth the segment has experienced in the current fiscal year.

The rehabilitation unit reported sales of $78.1 million in the Current Quarter, reflecting sales growth of 11.9% from $69.8 million of Prior Quarter sales. Excluding three acquisitions in fiscal 2007, foreign currency translation and the divestiture of a small division in February 2006, sales growth was approximately 8%.

Gross Margins. Consolidated gross margin was 35.3% in both the Current Quarter and the Prior Quarter.

The dental unit’s gross margin improved 60 basis points from the Prior Quarter. Factors leading to the improvement included improved point of sale margins, better freight management, and the elimination of the impact of Accu-Bite’s low-margin telemarketing operation.

Gross margin of the veterinary supply business declined 40 basis points due principally to lower vendor rebates and to lower agency commissions resulting from the manufacturer change discussed above.

Patterson Medical’s gross margin declined approximately 250 basis points from the Prior Quarter. A factor in this decline is that the business has hired a number of new sales representatives who have been given some short-term latitude to establish their book of business through discretionary discounting. This latitude will be phased out as these new representatives reach their sales targets. In addition, this segment has fixed price contracts with certain large group customers and price increases from vendors have created some margin compression in this customer group. These contracts are renewed periodically, at which time pricing is expected to be renegotiated to address changes in vendor pricing.

Operating Expenses. In the Current Quarter, consolidated operating expenses, as a percent of sales, were 22.2%, which includes $1.8 million or a 25 basis point negative impact from share-based compensation expense under SFAS No. 123(R). Prior Quarter operating expenses were 22.3% of sales.

Excluding share-based compensation expense under SFAS No. 123(R), each segment improved their operating expense ratio in the Current Quarter. Improved management of controllable spending, most notably at the dental unit, was largely responsible for the reduced operating expense ratios. In addition, the Company is realizing leverage from various shared services initiatives implemented throughout the organization in areas such as distribution, information systems and other back-room functions.

The improvement in the operating expense ratio occurred despite numerous investments in people and infrastructure in the past twelve to eighteen months, including several large capital projects in fiscal 2006, an expansion of the sales force at the rehabilitation unit and the greenfield expansion into California by the veterinary unit.

Operating Income. Consolidated operating income was $92.7 million, or 13.1% of net sales in the Current Quarter, which includes $1.8 million of expense under SFAS No. 123(R). The operating income ratio in the Prior Quarter was 13.0%. Share-based compensation expense under SFAS No. 123(R) negatively impacted the operating income ratio by 25 basis points.

Other Expense, Net. Net other expense was $1.7 million for the Current Quarter, down from $2.3 million in the Prior Quarter. Interest income was $0.8 million higher in the Current Quarter due to higher interest rates and an increase in the level of financing contracts held.

Income Taxes. The effective income tax rate for the Current Quarter was 35.6%, down from 37.4% in the Prior Quarter. Several years of Canadian income tax returns were favorably settled during the quarter and resulted in the need to reverse tax reserves that had been provided in prior years related to these returns that were not needed.

Earnings Per Share. Earnings increased 8.5% to $58.6 million and were reduced in the Current Quarter by $1.5 million of after-tax expense related to SFAS No. 123(R), when compared to the Prior Quarter. Current Quarter diluted earnings per share was $0.43 compared to $0.39 in the Prior Quarter.

NINE MONTHS ENDED JANUARY 27, 2007 COMPARED TO NINE MONTHS ENDED JANUARY 28, 2006.

Net Sales. Net sales for the nine months ended January 27, 2007 (“Current Period”) were $2,059.3 million, an increase of 7.3% from $1,919.9 million reported for the nine months ended January 28, 2006 (“Prior Period”). Favorable foreign currency translation contributed 0.5% to sales growth. The favorable impact of acquisitions on sales growth was negated by the impact of the closing of the Accu-Bite telesales business and divestiture of a small manufacturing division of Patterson Medical.

Dental segment sales of $1,522.1 million in the Current Period represent an increase of 5.4% from $1,444.0 million the Prior Period. Sales of consumables and printed office products (“Consumables”) were $852.5 million, or 7.0% higher than $797.0 million in the Prior Period. Sales of equipment and software grew 0.9%, as sales of basic equipment and software, including digital radiography installations, offset lower sales of CEREC dental restorative systems. Other sales, including technical service parts and labor, software support services and artificial teeth, increased 14.2% in the Current Period.

Veterinary segment sales were $289.7 million in the Current Period, which is an increase of 16.4% from $248.8 million in the Prior Period. Growth occurred throughout core consumable product lines, but was led by a 73.8% increase in equipment and software.

The rehabilitation business unit reported Current Period sales of $247.5 million, which is 9.0% higher than Prior Period sales of $227.1 million.

Gross Margins. Current Period consolidated gross margin was 34.4% as compared to the Prior Period margin of 34.8%.

Gross margin at the dental unit increased 10 basis points in the Current Period, due to improved point of sale margins, better freight management, and the closing of the low-margin Accu-Bite telesales business. These improvements were partially offset by decreased sales of the higher-margin CEREC systems as well as a 2.9% financing promotion on the CEREC product offered during the Current Period.

The Veterinary supply business experienced an increase in its gross margin of 20 basis points resulting from the contribution of its equipment and software product sales. Although the veterinary unit’s gross margin improved, this business produces a lower gross margin than the dental and rehabilitation segments. Due to the veterinary unit’s sales growth, which has been higher than that of the dental and rehabilitation units, the consolidated gross margin has been somewhat diluted in the Current Period.

Patterson Medical’s gross margin declined approximately 270 basis points in the Current Period due to several factors including product mix, the impact of the growth initiatives of this business unit, such as the hiring of new sales representatives who have the short-term latitude to discount pricing and the impact of fixed-priced contracts as discussed above.

Operating Expenses. In the Current Period, the consolidated operating expense ratio was 22.8%, which is an increase of 10 basis points from 22.7% in the Prior Period. Excluding the impact of share-based compensation expense under SFAS No. 123(R), the Current Period ratio would have improved by approximately 20 basis points compared to the Prior Period.

Operating expense improvement occurred due to management of controllable spending and leverage from various shared services initiatives implemented throughout the organization in areas such as distribution, information systems and other back-room functions.

Partially offsetting this improvement were numerous investments in people and infrastructure, including the expansion of the sales force at the rehabilitation unit and the greenfield expansion into California by the veterinary unit. In addition, during fiscal 2006 there were several large capital projects that were completed that have been operational throughout the Current Period, resulting in higher depreciation expense. As these investments are absorbed into the infrastructure, the Company is expecting improving efficiencies.

Operating Income. Operating income was $239.2 million, or 11.6% of net sales in the Current Period, compared to $230.9 million, or 12.1% of net sales in the Prior Period. The decrease in the operating profit rate is due to the degradation in gross margin and a 10 basis point increase in the operating expense ratio as discussed above. Current Period operating income includes a negative 30 basis point impact from share-based compensation expense under SFAS No. 123(R).

Other Expense, Net. Net other expense increased from $4.7 million in the Prior Period to $5.0 million in the Current Period. This increase results from the combination of two factors. First, interest expense was $11.0 million in the Current Period, up from $9.7 million in the Prior Period, despite lower levels of debt carried in the Current Period. The Company had effectively been paying a fixed rate of interest on $100 million of variable rate debt under an interest rate swap agreement in the Prior Period, however that agreement expired in November 2005 and the Company has been paying a substantially higher variable rate on the $100 million, which remains outstanding. The increase in interest expense was largely offset by an increase of $1.9 million in interest income related to higher interest rates earned on invested cash balances and a higher balance of financing contracts held by the Company.

Income Taxes. The effective income tax rate for the Current Period was 36.6%, down slightly from 37.4% in the Prior Period due principally to several years of Canadian income tax returns which were favorably settled during the quarter and resulted in the need to reverse tax reserves that had been provided in prior years related to these returns that were not needed.

Earnings Per Share. Net income increased 4.8% to $148.4 million from $141.6 million in the Prior Period. Earnings per diluted share was $1.07 in the Current Period and was reduce by approximately $0.04 due to after-tax expense under SFAS No. 123(R). Prior Period earnings per diluted share was $1.02.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended January 27, 2007 (“Current Period”), the Company generated $116.9 million of cash from operations on earnings of $148.4 million, compared to $115.8 million on earnings of $141.6 million in the nine months ended January 28, 2006 (“Prior Period”). Impacting cash flows in the Current Period was an increase in long-term receivables, which is due primarily to a low-interest financing promotion on the CEREC product line. The Company generally sells financing contracts to a bank under one of two funding agreements; however, none of these low-interest contracts have been sold to-date. The Company is exploring the possibility of liquidating these contracts with one of its financing sources, which may occur during the fourth quarter of fiscal 2007. As of January 27, 2007, the Company held approximately $55 million of these contracts.

Net cash used in investing activities in the Current Period was $18.2 million compared to $164.6 million in the Prior Period. The Prior Period included the payment of a $100 million distribution fee for a 10-year extension of the Company’s exclusive North American distribution agreement of Sirona’s CEREC equipment, the Accu-Bite acquisition and various capital projects.

Net cash used in financing activities was $169.1 million in the Current Period compared to $1.4 million of net cash provided by financing activities in the Prior Period. Current Period uses of cash include a $105 million loan from the Company to its Employee Stock Ownership Program in September 2006, and $85 million of principal payments on debt, including $70 million of fixed-rate debt in November 2006.

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

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires analysis of misstatements using both an income statement (“rollover”) approach and a balance sheet (“iron curtain”) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our current fiscal year ending April 28, 2007. We are currently evaluating the impact of SAB No. 108 on our results of operations and financial position.

In September 2006, FASB issued Statement of Accounting Standards (“SFAS”) No. 157 “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective at the beginning of our fiscal year 2009. We are currently evaluating the impact of SFAS No. 157 on our results of operations and financial position.

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective at the beginning our fiscal year 2009. We are currently evaluating the impact of SFAS No. 159 on our results of operations and financial position.

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

There have been no material changes since April 29, 2006 in the Company’s market risk. The weighted-average interest rate on the Company’s debt for the Current Period was approximately 5.5%. In late November 2006, the Company paid $70 million of maturing debt, which had a fixed rate of 3.14%. The Company expects the average interest rate on debt to be approximately 5.7% in the fourth quarter of fiscal 2007. For further information on market risk, refer to Item 7A in the Company’s 2006 Annual Report on Form 10-K filed July 13, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 27, 2007. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 27, 2007.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 27, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes in legal proceedings as compared to the information disclosed in the 2006 Annual Report on Form 10-K filed July 13, 2006 within Part I, Item 3 and within Note 13 to the consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. The Company did not repurchase any shares under the program during the quarter ended January 27, 2007 and has not made any repurchases since the program’s approval in September 2004. As of January 27, 2007, the Company had authority to repurchase six million shares under that program. The repurchase authorization expires on September 30, 2009.

ITEM 4.	EXHIBITS

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
Dated: March 8, 2007

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