Form 10-K
period 2007-04-28
PATTERSON COMPANIES, INC.
filed 2007-06-27
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2007

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

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on October 27, 2006, was approximately $4,590,000,000. (For purposes of this calculation all of the registrant’s officers, directors, presidents of operating units and 10% owners known to the Company are deemed affiliates of the registrant.)

As of June 25, 2007, there were 139,569,362 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated	Part of Form 10-K
Proxy Statement for 2007 Annual Meeting of Shareholders	Part III

FORM 10-K INDEX

PART I

Item 1.	BUSINESS

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

General

In June 2004, the Company changed its corporate name from Patterson Dental Company to Patterson Companies, Inc. (“Patterson” or the “Company”). Patterson retained its existing Nasdaq stock symbol—PDCO. The corporate name change was adopted to reflect Patterson’s expanding base of business, which now encompasses the veterinary and rehabilitation supply markets, as well as its traditional base of operations in the dental supply market. Patterson’s operating units include Patterson Dental, Webster Veterinary and Patterson Medical, formerly known as AbilityOne Products Corp.

Patterson is a value-added distributor serving three major markets:

•	North American dental supply;

•	U.S. companion-pet (dogs, cats and other common household pets) and equine veterinary supply;

•	and the worldwide rehabilitation and non-wheelchair assistive products supply market.

Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Patterson Dental Holdings, Inc., Direct Dental Supply Co., Patterson Dental Canada Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., PDC Funding Company, LLC, PDC Funding Company II, LLC, Patterson Technology Center, Inc., Patterson Office Supplies, Inc., Webster Management LP, Intra Corp., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Sammons Preston Canada, Inc., AO Liquidation, Inc., Tumble Forms, Inc., Midland Manufacturing Company, Inc., Patterson Logistics Services, Inc., Accu-Bite, Inc., Accu-Bite Dental Products Limited Liability Company, Williamston Industrial Center, LLC, Strategic Dental Marketing, Inc., AbilityOne Homecraft Limited, AbilityOne Limited, AbilityOne Kinetec S. A., AOC Vertriebs GmbH, Theraquip, Inc., Metro Medical, Inc., and Dale Surgical Professional Supply, Inc.

Patterson began distributing dental supplies in 1877. The modern history of the business dates to May 1985, when the Company’s management and certain investors purchased the Company from a subsidiary of The Beatrice Companies, Inc. Patterson became a publicly traded company in October 1992. The Company is a corporation organized under the laws of Minnesota.

The Company historically reported under one operating segment, dental supply. In July 2001, the Company purchased the veterinary supply assets of J. A. Webster, Inc., which became a reportable business segment. Then in September 2003, the Company acquired AbilityOne Products Corp., creating a third business segment which serves the rehabilitation supply market.

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

Shared Services Initiative

To streamline Patterson’s cost structure, we continue to consolidate our distribution infrastructure and business systems. With respect to our distribution infrastructure, in late fiscal 2005 we opened a facility in

Columbia, SC that replaced the individual dental and veterinary distribution centers that were serving this region. In fiscal 2006, we consolidated separate dental and veterinary facilities in Seattle, WA into a new shared distribution center. In addition, we began stocking certain high-volume Patterson Medical inventory at shared distribution facilities in Dinuba, CA, Jacksonville, FL and Fort Worth, TX.

During fiscal 2007, we opened a new distribution center in eastern Pennsylvania that replaced nearby, separate dental and veterinary facilities. Patterson Medical moved into this new distribution center and closed its former primary distribution facility in Bolingbrook, IL. We expect to begin the modification of another existing facility that will accommodate products for multiple business units during fiscal 2008.

The first shared sales branch office location has been established in northern California and the Company plans to add shared branch facilities between two or three business units in select markets during fiscal 2008.

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental is one of the two largest distributors of dental products in North America. The business has operations in the United States and Canada. Patterson Dental, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental offers its customers a broad selection of dental products including more than 90,000 stock keeping units (“SKUs”) of which approximately 4,000 are private-label products sold under the Patterson name. Patterson Dental also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Patterson Dental markets its dental products and services through approximately 1,550 direct sales representatives, 391 of whom are equipment specialists.

Patterson Dental has over 125 years of experience providing quality service to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to over $2.0 billion in fiscal 2007 and profitability has increased from an operating loss in fiscal 1986 to operating income of $262.4 million in fiscal 2007.

Patterson estimates the dental supply market it serves to be approximately $6.4 billion annually and that its share of this market is approximately 32%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices and is attractive for the Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 160,000 dentists practicing in the United States in approximately 135,000 dental practices. In Canada, there are approximately 18,000 licensed dentists according to the Canadian Dental Association. The average general practitioner generated approximately $560,000 in annual revenue in 2003, while the average specialty practitioner produced about $800,000. The Company believes that a dentist uses between 5% and 7% of annual revenue to purchase consumable supplies used in the daily operations of the practice. This translates into between $28,000 and $39,000 of supplies being purchased by the average practice each year. The Company believes the average dental practitioner purchases about 40% of their supplies from their top supplier.

Total expenditures for dental services in the United States increased from $31 billion in 1990 to $84 billion in 2006. Domestic dental care expenditures are projected by the Centers for Medicare & Medicaid Services to grow 6% annually, reaching $116 billion by the year 2010. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

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

•

Increased dental office productivity. The number of dentists per 100,000 persons in the U.S. is forecasted to decline over the next two decades. As a result, the number of patients per dental practice is expected to grow. For this reason dentists are showing an increased willingness to invest in dental equipment and office infrastructure that can strengthen the productivity of their practices.

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

•

Coverage by dental plans. An increasing number of dental services are being funded by private dental insurance. The Centers for Medicare & Medicaid Services statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 50% of the $84 billion in total expenditures for 2006.

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

Using Technology to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability to its dental supply segment since 1987 when it first introduced Remote Order Entry (REMOSM). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, 7 days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers four systems to the dental supply segment, eMAGINE®, REMOSM, PDXpress® and www.pattersondental.com. Customers, as well as the Company’s sales force, use these systems. Over the years, the number of orders transmitted electronically has grown steadily to approximately 65% of Patterson’s consumable dental product volume or $750 million in fiscal year 2007.

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

The Company’s proprietary practice management and clinical software, EagleSoft®, is developed and maintained by the Patterson Technology Center (PTC). The Company believes the PTC differentiates Patterson Dental from the competition by positioning Patterson Dental as the only company providing a single-source solution for the high-growth area of digital radiography. This technology, which we expect to be installed eventually in most dental offices, has a current market penetration of approximately 30%. Among its many specialized capabilities, the PTC provides system configuration, as well as the seamless integration of all digital operatory components with clinical software, including our EagleSoft® line. This integration creates an electronic patient database that combines the patient’s front office record with digital information from the clinical x-ray, intra-oral camera, CEREC and other digital equipment. The PTC also will network the digital x-ray system throughout the entire office and provide all required custom computer hardware for the system. In addition, the PTC provides installation and customer training, as well as a call center for troubleshooting customer problems and arranging for local service.

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

An integral part of the Company’s shared services concept is the consolidation and leveraging of distribution centers between the segments of the Company, which began in fiscal 2005. As of April 2007, the dental segment shares six distribution centers with one or both of the other operating units. In addition, the Company has begun to establish shared sales branch office locations between multiple segments, with the first location established in northern California. As a result of these and other efforts, the Company expects to continue to improve its operating leverage and efficiencies going forward.

Growing Through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental distribution market. Over the past 19 years the Company has made a number of acquisitions, including the following:

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

Printed office products acquisitions

•

In October 1996, Patterson acquired the Colwell Systems division of Deluxe Corporation. Colwell Systems, now known as Patterson Office Supplies, produces and sells a variety of printed office products used in medical, dental and veterinary offices, as well as other clinical based settings.

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

Products and Services

The following table sets forth the sales by principal categories of products and services offered to dental segment customers:

	2007	2006	2005
Consumable and printed products	56%	55%	54%
Equipment and software	35	36	37
Other (1)	9	9	9

Total	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

Consumable and Printed Products

Dental Supplies. Patterson offers a broad product line of consumable dental supplies such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); hand instruments; sterilization products; anesthetics; infection control products such as protective clothing, gloves and facemasks; paper, cotton and other disposable products; toothbrushes and a full line of dental accessories including instruments, burs, and diamonds. In addition to representing a wide array of branded products from numerous manufacturers, Patterson also markets its own private label line of dental supplies including anesthetics, instruments, preventive and restorative products, and cotton and paper products. The private label line is used to compliment the branded products where the customer is seeking a lower-cost alternative on a product that has become commoditized in the market. Compared to most name brand supplies, the private label line provides lower prices for the Company’s customers and higher margins for the Company.

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

Equipment and Software

Dental Equipment. Patterson Dental is the largest supplier of dental equipment in the U.S. and Canada. It offers a wide range of dental equipment products including x-ray machines, high-and low-speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company also distributes newer technology equipment that provides customers with the tools to improve productivity and patient satisfaction. Examples of such innovative and high-productivity products include the CEREC® family of products, a chair-side restoration system; digital x-rays; and inter-oral cameras.

Software. Patterson develops and markets its own proprietary line of practice management and clinical software for dental professionals. Products include software for scheduling, billing, charting and capture/storage/retrieval of digital images. The Company also sells software products developed by third parties including Sidexis by Sirona and Dimax2 by Planmeca. These value-added products are designed to help achieve office productivity improvements, which translate into higher profitability for the customer.

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

Patient Education Services. The CAESY Education Systems line of products offers patient education products and services. These communications tools are designed to influence patient decisions about services in an efficient, cost-effective manner.

Other

Software Services. The Company offers a variety of services to complement its software products such as service agreements, software training, electronic claims processing and billing statement processing. These services provide value to customers by allowing them to keep software products current, or receive payments more rapidly while obtaining greater productivity.

Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and Patterson’s 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance services for all dental equipment, whether or not purchased from Patterson, including 24-hour handpiece repair service. In addition to service technicians who provide installation and repair services on basic dental equipment, the Company has also invested in personnel who specialize in installing and troubleshooting issues with technology solutions such as practice management software, digital imaging products, hardware and networking. The goal of this group, which is comprised of both local service technicians and the Patterson Technology Center, is to help customers integrate newer technology into their dental practices. The Patterson Technology Center helps the customer minimize costly downtime by offering a single point of contact for post-sale technology related issues.

Dental Office Design. Patterson provides dental office layout and design services through the use of a computer-aided design (CAD) program. Equipment specialists can create original or revised dental office designs in a fraction of the time required to produce conventional drawings. Customers purchasing major equipment items receive dental office design services at no additional charge.

Equipment Financing. Patterson Dental provides a variety of options to fulfill its customers’ financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party. For non-equipment related needs, such as for working capital or real estate, customers are referred to a third party organization. This alternative allows the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2007, the Company originated over $314 million of equipment finance contracts. The Company, or its vendor partner, financed approximately 37% of the equipment purchased by customers during fiscal 2007.

Since November 1998, Patterson has maintained one or more finance referral agreements with an outside finance company to provide a more extensive selection of finance opportunities to its customers. This might include financing for practice transactions, working capital, leasing, real estate and long-term capital. Currently this service is provided by GE Healthcare Financial Services. There are no recourse provisions under this agreement. Patterson receives referral fees under this agreement and GE Healthcare Financial extends credit and services the accounts.

Patterson generally does not hold the installment sale contracts initiated on equipment transactions. These contracts are sold to either a commercial paper conduit managed by JPMorgan Chase Bank, N.A., or to a group of banks led by U.S. Bank National Association.

Patterson created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in the commercial paper conduit. The Company transfers installment sale contracts to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. The limit under this agreement, as amended, is $440 million of contract purchases. There is no recourse to the Company for contracts purchased by the commercial paper conduit, but there is a holdback by the conduit equal to 10% of the principal of these contracts.

A second special purpose entity, PDC Funding Company II, LLC, can sell contracts through a Contract Purchase Agreement to a group of banks led by U.S. Bank. The agreement operates similarly to the Receivables Purchase Agreement described above, except that the holdback is equal to 6% of the principal and the capacity is $110 million.

Patterson services the customer contracts under both of the preceding arrangements for which it receives a fee that approximates its cost for providing the service.

Sales and Marketing

During fiscal 2007, Patterson Dental sold products or services to over 120,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental’s customers include dentists, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2007, and Patterson is not dependent on any single customer or geographic group of customers. The Company’s sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company’s value-added approach.

Patterson Dental has over 90 local offices throughout the U.S. and Canada so that it can provide a presence in the market and decision making near the customer. These offices, or branches, are staffed with a complete compliment of Patterson Dental capabilities, including sales, customer service and technical service personnel, as well as a local manager who has broad decision making authority with regard to customer related transactions and issues. The branches are grouped into seven regions in the U.S. and one in Canada.

A primary component of Patterson’s value-added approach is its sales force. Due to the fragmented nature of the dental supply market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an informational link to the overall industry; assist practitioners in selecting and purchasing products and help customers efficiently manage their supply inventories. Each sales representative works within an assigned sales territory under the supervision of a location (branch) manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some, less experienced, representatives receiving a base salary and commission.

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

Distribution

Patterson Dental believes that responsive delivery of quality supplies and equipment is a key element to providing complete customer satisfaction. Patterson ships dental consumable supplies from 10 strategically located distribution centers in the U.S. and Canada. Orders for consumable dental supplies can be placed by telephone or electronically 24 hours a day, seven days a week. Printed office products are shipped from the Company’s manufacturing and distribution facility in Illinois.

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

Patterson Dental’s more than 90 dental sales offices are generally configured with display areas where the latest dental equipment can be demonstrated. Dental equipment is generally custom ordered and is staged at the Company’s sales offices before delivery to dental offices for installation.

Sources of Supply

Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. The Company has a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2007, the Company processed 70% of its invoices from dental vendors using EDI capabilities. In addition, 60% of Patterson’s dental purchase order volume was conducted employing EDI, which represented 65% of dental purchase order dollars placed during the fiscal year. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

Patterson Dental obtains products from approximately 1,100 vendors in the dental segment. Patterson has exclusive distribution agreements with several quality dental equipment manufacturers including Sirona Dental Systems, Inc. for CEREC® dental restorative systems and digital x-rays. The Company is the only national dealer for A-dec equipment, including chairs, units and cabinetry. A-dec is the largest manufacturer of dental equipment in the U.S.

While the Company makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products sold by the Company, the concentration of business with key suppliers is considerable. The Company’s top ten supply vendors accounted for approximately 41% and 40% of the cost of dental products sold in fiscal years 2007 and 2006, respectively. Of these ten, the top two vendors accounted for 9% and 8%, and 9% and 9% of fiscal 2007 and fiscal 2006 cost of sales, respectively.

Competition

The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service and mail-order distributors. The dental supply market is extremely fragmented. In addition to Patterson and one other national, full-service firm, Sullivan-Schein Dental, a unit of Henry Schein, Inc., there are at least 19 full-service distributors that operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end-users.

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

Veterinary Supply

Overview

Webster Veterinary, or “Webster,” is the leading distributor of veterinary supplies to companion-animal (dogs, cats and other common household pets) veterinary clinics in the eastern United States. Management believes Webster is the second largest distributor of companion-animal veterinary supplies nationally. In addition, through its fiscal 2005 acquisition of Milburn Distributions, Inc., Webster is the leading national equine distributor in the United States. Webster provides products used for the diagnosis, treatment and/or prevention of diseases in companion pets and equine animals. Founded in 1946 and headquartered in Sterling, Massachusetts, Webster has developed a strong brand identity as a value-added, full-service distributor of a virtually complete range of consumable supplies, equipment, diagnostic supplies, biologicals (vaccines) and pharmaceuticals. Webster’s product offering, totaling more than 11,000 items, is sold by approximately 175 field sales representatives. In addition to its core business of distributing veterinary products, Webster has a significant agency commission business with a few large pharmaceutical manufacturers. Under the agency relationships, Webster typically earns a commission for soliciting orders through its sales force. In the agency relationship, Webster processes the order to the manufacturer but handles none of the product nor does Webster bill and collect from the customer. The agency commissions that Webster earns range from 3% to 10%, a portion of which is shared with the direct sales personnel. Webster’s agency commissions accounted for less than 2% of its net sales in fiscal 2007. Net sales by Webster in fiscal 2007 were $399.4 million. Operating income totaled $22.1 million.

The Company estimates the market for pharmaceuticals and supplies sold to companion animal and equine veterinarians through distribution is approximately $2.8 billion on an annual basis. Based upon the estimated $2.8 billion market, the Company believes its share of this market is approximately 14%. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. There are approximately 79,000 veterinarians practicing at 27,000 animal health clinics. The vast majority, approximately 67% of veterinarians, work in private animal health clinics specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $770,000 of annual revenue. These practices purchase between $80,000 and $120,000 of supplies each year, and similar to the dental practitioner, do not maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products which are administered and dispensed by veterinarians.

According to a market study prepared by KPMG LLP for three veterinary professional organizations in 1999, the demand for veterinary services has historically grown significantly faster than growth in the overall economy. Total expenditures for veterinary services in the United States grew at an inflation adjusted real annual rate of 7.2% from 1980 through 1997, and are projected to grow 5% on a real basis annually, through the year 2015. The companion pet segment is the fastest growing area of the overall U.S. veterinary supply market. The Company believes this growth is sustainable due to the following favorable factors:

•

Number of households with companion animals. The number of households with companion animals is steadily expanding which increases the demand for veterinary services. Today, 63% of U.S. households own a companion pet compared with 56% in 1988. Overall, 45% of all households in the U.S. own more than one pet.

•

Veterinary expenditures per household. The amount pet owners are willing to spend caring for their pets is increasing substantially. The American Pet Products Manufacturers Association estimates that pet owners will spend $38.4 billion in 2006 to care for the American pet population, or $555 per household. This is a 125% increase over the $17 billion spent in 1994.

•

Veterinary products and techniques. Many new therapeutic and preventive products are being developed for the companion animal market. Technological developments have resulted in new innovative veterinary products and advances in veterinary services.

Strategy

Webster’s objective is to build a leading national position in the companion animal veterinary market through internal expansion and acquisitions, while continuing to improve its profitability and enhance its value to customers. Its key strategies and priorities for accomplishing this are to open new geographic markets, make acquisitions that expand market share, emphasize value-added capabilities, consistently improve operating efficiencies and broaden the product offering.

Growing Through Internal Expansion and Acquisitions. In April 2004, Webster acquired the assets of ProVet, which was the companion animal veterinary supply division of Lextron, Inc. ProVet was a distributor with locations in Indianapolis, Kansas City, Houston, Denver and Seattle. Management believes this acquisition made Webster the second largest distributor of companion-animal veterinary supplies in the U.S. This acquisition added 44 sales representative territories expanding Webster’s geographic coverage to include the states of Indiana, Illinois, Missouri, Kansas, Oklahoma, Colorado, Nevada, Idaho and Oregon. In addition, the acquisition increased market coverage in Washington state and Texas where Webster already had a presence.

In October 2004, Webster acquired Milburn Distributions, Inc., the largest distributor specializing in the U.S. equine veterinary supply market. Milburn’s annualized sales exceed $50 million. The company operates facilities in Arizona, Pennsylvania, Kentucky, Texas and Florida. Most companion-animal and large animal veterinary supply distributors have not successfully served the nation’s equine veterinarians due to the highly specialized nature of this niche market. Milburn has capitalized on this opportunity by focusing exclusively on the unique needs of equine veterinarians.

In fiscal 2006, Webster grew through both an acquisition and greenfield expansion. In December 2005, it acquired Intra Corp., one of the nation’s leading developers of veterinary practice management software that is marketed under the IntraVet brand name. IntraVet has approximately 2,200 software installations nationwide and furthers Webster’s strategy of establishing a value-added business platform similar to that of Patterson Dental.

Also in fiscal 2006, Webster developed business through a program of internal start-ups, including operations in Ohio, Michigan and California. The expansion into California, which had been Webster’s largest unserved market, was particularly successful and made a solid contribution to Webster’s fiscal 2006 and 2007 sales results. Further expansion of Webster’s geographic marketplace is anticipated in the future.

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

Continuing to Improve Operating Efficiencies. Webster continuously pursues opportunities to lower costs and improve efficiencies. As of April 2007, Webster shares three distribution facilities with one or both of the other operating units. In addition, a customer system that can be used by multiple business segments but maintains the same look and feel of the eMAGINE® system has been fully deployed within the unit. The new system provides customer support staff with integrated customer information on one screen.

Broaden the Product Line. Webster continuously seeks to broaden its portfolio of product offerings to maximize the opportunities within its existing customer base. For example, in the past year Webster’s expansion of its product offerings included the entire companion animal products lines of Bayer Animal Health and Novartis Animal Health, the parasiticides Tri-Heart Plus, Iverhart Plus™ and Iverhart Max™, Clavamox® small animal antibiotic, the line of Purina Veterinary Diets®, Continuum™ feline vaccines, Calicivax feline vaccines, Sogeval dermatolgic products, Reconcile™ separation anxiety medication for dogs, the SNAP 4DX diagnostic test, the small animal nutraceutical Dasuquin™, equine vaccines Prevenile and Prestige IV Foal Shot, Dickies Medical Uniforms and the exclusive products Opticide disinfectant and Caniplas canine plasma.

Webster also strives to consistently introduce innovative products. In fiscal 2005, Webster successfully launched its private label initiative to supply veterinary customers with quality consumable goods (white goods, exam gloves, sutures, surgical blades and microscope slides) at value prices. Private label offerings have been expanded since the initial launch and are expected to continue to grow. Management believes that product innovation allows Webster to maintain its competitive position and helps fuel internal growth. Management also believes that its emphasis on new product offerings enables its sales force to remain effective in creating demand among veterinarians.

Broadening the product line also includes bringing new, innovative services to the customer to allow them to generate greater revenues and profitability from their practice. As Webster continues to expand and build its equipment business, it has added clinic and hospital design capabilities and technical service personnel to install and repair equipment that is sold by Webster as well as by others. With the fiscal 2006 acquisition of the IntraVet practice management software product, new services and revenue opportunities become possible. In addition, with the growth in the equipment and software business, there is an opportunity for additional financing transactions.

Products and Services

The following table sets forth the sales by principal categories of products and services offered to veterinary segment customers:

	2007	2006	2005
Consumable and printed products	91%	93%	94%
Equipment and software	7	5	4
Other	2	2	2

Total	100%	100%	100%

Consumable and Printed Products

Webster offers its customers a broad selection of veterinary supply products including consumable supplies, pharmaceuticals, diagnostics, and biologicals. Consumable supplies distributed by Webster include lab supplies, various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products. Webster’s pharmaceutical products include anesthetics, antibiotics, injectibles, ointments and nutraceuticals. The diagnostics product category includes on-site testing products for heartworm, FIV, FELV and Parvo- virus. Biological products are comprised of vaccines and injectibles. Many of the office supply products sold to the dental supply market are also offered to the veterinary supply market.

Equipment and Software

Webster sells equipment for hospital, laboratory and general surgical use within the veterinary practice. Fiscal 2007 equipment sales increased 69% from fiscal 2006 and accounted for 7% of veterinary segment sales. Webster offers innovative, quality equipment that differentiates Webster from the competition. New equipment offerings in fiscal 2007 included the Fuji FCR-XC Digital Radiography System, the VJ-DR Digital X-ray System, Accent CCD Digital Imaging System, ScanX Duo Dental Digital Imaging System, Acclaim Intraoral Camera, Unico centrifuges, Cardell Max-1 Anesthetic Monitor, MacroView Veterinary Otoscope, Idexx VetLab UA Analyzer and the petMap Blood Pressure unit. About 50% of veterinary equipment orders are drop shipped directly to the customer, of which 15% are custom ordered from the manufacturer. The balance of veterinary equipment is distributed in a fashion similar to consumable supplies.

Other

Other products and services include commissions on agency sales, equipment repair revenues, software maintenance contract revenue and freight recovery on shipments to customers.

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

Webster’s website was built upon the proven technology of the Patterson Dental website and the site allows customers the ability to order items twenty-four hours a day, seven days a week. The website also incorporates value-added functions that permit customers to check their invoice, payment and credit history, build a “shopping list” of frequently purchased items and track their order status.

Distribution

As of April 28, 2007, veterinary products were stocked and shipped out of 12 distribution centers within the Patterson Logistics distribution network. The distribution of veterinary products is complemented by telesales representatives who are responsible for processing approximately 70% of customer orders in this segment. In order to meet the rapid delivery requirements of customers, most consumable products are delivered within 24 hours. Webster estimates that approximately 97% of its consumable orders are delivered to the customer on time.

Sources of Supply

Webster obtains products from nearly 550 vendors. While Webster makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products, the concentration of business with key suppliers is considerable. In fiscal 2007 and 2006, Webster’s top 10 veterinary supply manufacturers comprised 63% and 67%, respectively, and the single largest supplier comprised 19% and 19%, respectively, of the total cost of veterinary supply sales.

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

In March 2002, Patterson Medical completed the acquisition of the Smith & Nephew Rehabilitation (“SNR”) division of Smith & Nephew plc, and in doing so, acquired the Rolyan, Homecraft and Kinetec brand names. The SNR acquisition added 3,500 additional products, as well as a broad array of other brand names and proprietary products. The acquisition of SNR combined the two leading distributors of rehabilitation medical supplies to create what Patterson believes is the only “one-stop shop” in the industry. Patterson Medical manufactures or has exclusively manufactured for it products representing approximately 25% of its total revenue and purchases products representing the remaining 75%. Approximately 80% of its revenue is in North America.

Patterson Medical believes the rehabilitation medical supplies and assistive products industry is approximately $4.6 billion in the U.S. and $6.2 billion worldwide and is expected to grow 6% to 8% over the next several years. Industry growth is driven by strong growth in the physical and occupational therapy markets and favorable demographic trends associated with the aging of the baby-boom generation. Patterson Medical does not compete in wheelchairs or scooters, a market estimated to be a combined $2.2 billion worldwide. Therefore, Patterson Medical’s addressable market (defined as the collective market for products sold by Patterson Medical) is approximately $4.0 billion worldwide. Patterson Medical believes that it has an industry leading market share of approximately 5% in a highly fragmented rehabilitation and assistive products market.

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

International Operations

Patterson Medical’s international operations are based in the United Kingdom (“U.K.”) and are made up of two divisions: Homecraft in the U.K. and Kinetec in France. The international operations broadly reflect the same business model as used in the North American market. In the U.K., Homecraft operations include sales and marketing, customer service, distribution, purchasing and administration. In France, Kinetec is a self-contained manufacturing unit with limited sales and marketing, distribution, administration and purchasing.

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

Emphasizing Value-Added, Full-Service Capabilities. Patterson Medical currently offers their customer a “one-stop shop” for products through their industry-leading catalog with over 20,000 items, focused primarily on physical and occupational therapy products. Patterson Medical adds new products each year to its ever-expanding catalog and is committed to doing so long-term. Consistent with Patterson Medical’s current product offering, some of these new products are branded, exclusive or self-manufactured.

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

Improving Operating Efficiencies. Patterson Medical’s proprietary products, which consist of self-manufactured products, products manufactured for Patterson Medical and products sold through exclusive distribution arrangements represent approximately 30% of total revenues. During fiscal 2007, Patterson Medical made investments in new sales and marketing programs as a part of its accelerated adoption of Patterson’s value-added strategy, including the expansion of its sales force and the establishment of a branch office structure. The Company believes these investments will result in additional sales and operating efficiencies in the future.

As of April 2007, the unit is distributing products from four shared distribution facilities that distribute products of two or all three Patterson operating units. In addition, the first shared branch office location has been created in Northern California. This branch location includes both dental and rehabilitation segment personnel, while allowing the two units to share in certain common expenses.

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

In May 2004, Patterson Medical acquired the assets of Medco Supply Company, Inc., or “Medco,” from NCH Corporation. With sales of approximately $50 million, Medco is one of the nation’s leading sports medicine distributors and is based in Buffalo, New York. In addition to its sports medicine business, it sells first aid, safety and medical consumable products to commercial and institutional customers, as well as consumable supplies and equipment to podiatrists. The complete product offering includes approximately 10,000 SKUs that are sold through direct mail catalogs and 15 territory sales people. Medco markets to athletic trainers, schools and school nurses, daycare providers and healthcare professionals including podiatrists, chiropractors and physical therapists.

During fiscal 2007, the unit acquired three dealer/distributors which are operating as branch offices.

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

Products and Services

The following table sets forth the sales by principal categories offered to rehabilitation segment customers:

	2007	2006	2005
Consumable and printed products	72%	72%	74%
Equipment	23	23	22
Other	5	5	4

Total	100%	100%	100%

Consumable and Printed Products

Patterson Medical offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living—dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods / Splints—braces, splints and orthonics for protecting, supporting and positioning

•	Clinical—products that assist in the examination and treatment of patients, such as exercise bands, putty, weights balls and mats

•	Mobility—walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

•

Pediatric Seating and Positioning—rolls, wedges, specialty seating and standers and mobility assistance products for special needs children. This category also includes sensory motor stimulation products such as toys, crafts and devices to assist with balance

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

A key priority has been the expansion of the field sales force, which has grown by more than 45 sales representatives since late in fiscal 2006 and now totals more than 170 worldwide. New sales representatives are generally hired from the ranks of physical and occupational therapists, manufacturer representatives and others with extensive industry knowledge.

Patterson Medical began developing a branch office structure in fiscal 2007 through a combination of internal start-ups and dealer/distributor acquisitions. Similar to a dental branch, these offices have a showroom, commissioned sales staff and service department that provides equipment installation, repair and warranty service for equipment manufacturers. As of April 2007, five branches had been established and this structure will continue to expand in fiscal 2008.

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

For many years, Sammons Preston and SNR had the only national sales forces in the U.S. dedicated to the clinical education and sale of products to institutionally based PTs and OTs. With the acquisition and integration of SNR, Patterson Medical’s clinical presence and sales capability have been enhanced with a broader product offering and a more complete range of proprietary brands. The Patterson Medical sales professionals, many of whom are therapists, are located throughout the U.S. and Canada. These sales professionals have utilized the extensive product line and the comprehensive national contracts portfolio to establish direct sales to U.S. hospitals, nursing homes and rehab clinics. Patterson Medical also sells to national healthcare distributors and local dealers.

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

Distribution

Patterson Medical’s distribution process centers on its ability to fill small unit size and small dollar amount orders. In the U.S., over 5,000 packages ship daily from six locations. A majority of products are shipped out of an eastern Pennsylvania distribution center that is shared between all three Patterson operating units. Patterson Medical moved into this facility during fiscal 2007, at which time an existing distribution center located in Bolingbrook, IL was closed. Certain high volume product is distributed from other multi-segment facilities within the Patterson Logistics distribution network. Approximately 95% of the packages in the U.S. ship via UPS.

Patterson Medical’s call center operates from 7am – 7pm Monday through Friday, processing in excess of 4,000 calls per day. Order entry capability from 7pm – 7am from Monday through Friday and weekends exists through an offsite, third-party contractor with limited systems access. The combination of in-house staff, supplemented with contracted, third party services, provide customers with 24 hours a day, seven days a week ordering capabilities. In addition, fax orders and EDI capabilities support the larger, more technologically advanced customers, including dealers, hospitals and long-term care facilities. While Internet ordering capabilities currently exist, customer reception to ordering products via the Internet is currently small, but growing.

Sources of Supply

Among Patterson Medical’s core strengths is its ability to obtain premier products from vendors. Patterson Medical purchases its products from over 2,000 suppliers and manufacturers. Although no single supplier accounted for more than 4% of Patterson Medical’s total purchases in fiscal 2007, Patterson Medical frequently is the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through Sammons Preston Rolyan and Homecraft positively due to reputation, longstanding industry-leading position, comprehensive catalogs, national account contracts, and sales force presence and distribution capabilities. Patterson Medical continually works at strengthening its supplier relationships through the introduction of supplier programs.

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

Patterson Companies, Inc.

Trademarks

Patterson has registered with the United States Patent and Trademark Office the trademarks “Patterson®,” “PDXpress®,” “EagleSoft®” and “eMAGINE®.” With the addition of Patterson Medical, the Company acquired the marks Sammons, Preston, Roylan, Homecraft and numerous other tradenames and trademarks. The Company believes that the Patterson trademark is well recognized in the dental products industry and by dental professionals, and is therefore a valuable asset of the Company.

Employees

As of April 28, 2007, the Company had approximately 6,580 employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson’s employees are subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

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

Executive Officers of the Registrant

Set forth below is the name, age and position of the executive officers of the Company as of June 27, 2007.

James W. Wiltz	62	President and Chief Executive Officer—Patterson Companies, Inc.

Peter L. Frechette	69	Chairman of the Board—Patterson Companies, Inc.

R. Stephen Armstrong	56	Executive Vice President, Chief Financial Officer and Treasurer—Patterson Companies, Inc.

Gary D. Johnson	60	Vice President, Operations—Patterson Companies, Inc.

Lynn E. Askew Jerome E. Thygesen	44 49	Vice President, Management Information Systems—Patterson Companies, Inc. Vice President, Human Resources—Patterson Companies, Inc.

Scott P. Anderson	40	President—Patterson Dental Supply, Inc.

George L. Henriques	46	President—Webster Veterinary Supply, Inc.

David P. Sproat	40	President—Patterson Medical Products, Inc.

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

Peter L. Frechette was Chief Executive Officer of the Company from September 1982 to May 2005. Mr. Frechette has been a Director of Patterson since March 1983 and was named Chairman of the Board in 1985. Mr. Frechette served as President and Chief Executive Officer of the Company from September 1982 to April 2003. Prior to joining Patterson, Mr. Frechette was employed by American Hospital Supply Corporation for 18 years, the last seven of which he served as president of its Scientific Products Division.

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

Jerome E. Thygesen became Vice President, Human Resources, in March 2006. Prior to joining Patterson, Mr. Thygesen was Vice President, Organizational Development for Fairview Red Wing Health Services from September 2001 to February 2006, and Director of Human Resources for Red Wing Shoe Company from March 1987 to June 2001.

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

George L. Henriques was named President of Webster Veterinary Supply, Inc. in August 2006. Mr. Henriques previously served as chief information officer of Webster Veterinary since 2000 and also serves on the board of directors of the American Veterinary Distributors Association.

David P. Sproat was named President of Patterson Medical Products, Inc. in September 2005. Mr. Sproat joined Patterson Companies in 1997 and has served in various sales and marketing capacities, including Vice President, Sales of the Patterson Dental Supply, Inc. unit from June 2004 through September 2005.

Item 1A.	RISK FACTORS

The following list describes several risk factors that are unique to our company. The risk factors described below should be carefully considered, together with the information included elsewhere in this Annual Report on Form 10-K and other documents filed with the SEC. These risk factors are being disclosed based on instructions set forth in Item 503(c) of Regulation S-K.

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

We carry over 100,000 different product stock keeping units. Some of these products are subject to technological obsolescence that may not be within the control of the Company since we do not manufacture the products. If we were no longer able to sell these products due to customers making decisions not to buy them, we may have to record expense related to the diminution in value of inventories we have in stock that would adversely impact our operating results.

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

None.

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

Patterson Logistics Services

Effective at the beginning of fiscal 2007, the majority of the assets used to distribute product that were previously owned and operated by individual business units were transferred to a wholly owned subsidiary of Patterson Companies, Inc. The new entity, Patterson Logistics Services, Inc. (“PLSI”) operates the distribution function for the benefit of all three of the sales and marketing business units.

As of April 28, 2007, PLSI operates 18 distribution centers totaling approximately 900,000 square feet of distribution space as follows:

•	2 dental distribution centers located in Indiana and Iowa.

•

9 veterinary distribution centers. Sales and administrative personnel for the veterinary segment generally share space with PLSI in these distribution facilities, which are located in Alabama, Arizona, Colorado, Florida, Indiana, Kentucky, Massachusetts, Missouri and Texas.

•	1 rehabilitation distribution center in New York State.

•	3 distribution centers located in California, Florida and Texas, which stock and distribute both dental and rehabilitation product.

•	2 distribution centers which stock and distribute dental and veterinary products, located in South Carolina and Washington state; and,

•

1 distribution center located in eastern Pennsylvania distributes product for all three of the business units. This location replaced nearby dental and veterinary distribution centers, as well as the primary rehabilitation distribution center in Illinois.

Approximately 80% of the of the PLSI distribution center space is owned.

Dental Supply

In addition to the locations operated by PLSI, Patterson Dental utilizes an owned location in Illinois used to manufacture and ship printed office products. The dental sales operations in Canada are supported by distribution centers located in Quebec and Alberta, Canada.

The dental supply segment is headquartered in the Company’s principal executive offices. This segment also maintains sales and administrative offices inside the United States at approximately 90 locations in over 40 states and at 10 locations in Canada. Substantially all of these locations are leased.

Veterinary Supply

Headquartered in Sterling, Massachusetts, Webster Veterinary’s sales and administrative personnel generally reside within the PLSI distribution center locations.

Rehabilitation Supply

Patterson Medical is headquartered in Bolingbrook, Illinois. Distribution of product in North America is generally performed at PLSI-operated locations. Domestically, the rehabilitation supply segment maintains manufacturing facilities in Wisconsin, New York and South Carolina. In fiscal 2007, five branch sales offices were established through acquisitions and internal start-ups. These branch offices are located in New York, North Carolina, Louisiana, Illinois and California. The California location is shared with branch operations of the dental supply segment.

Internationally, this segment has facilities located in the U.K., France and Canada.

Item 3.	LEGAL PROCEEDINGS

Commencing in August 2005, five purported class action lawsuits were filed in the United States District Court for the District of Minnesota, naming the Company and certain officers and directors and alleging certain violations of the federal securities laws. On August 31, 2005, the Court entered an order consolidating the cases into a single action captioned In Re Patterson Companies, Inc. Securities Litigation docketed as File No. 05cv1757 DSD/NMJ. On September 16, 2005, a derivative lawsuit was filed in the United States District Court for the District of Minnesota captioned Vance Cadd, Derivatively On Behalf of Patterson Companies, Inc. vs. James W. Wiltz, et al., docketed as File No. 05-cv-02155 RHK/AJB. This lawsuit named certain officers and directors of the Company as defendants and alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On October 11, 2005, a class action lawsuit was filed in the United States District Court for the District of Minnesota captioned Tamara Dolliver, On Behalf of Herself and All Others Similarly Situated vs. Patterson Companies, Inc., et al docketed as File No. 05-cv-02383 JNE/SRN. This class action lawsuit was brought on behalf of the participants in the Company’s Employee Stock Ownership Plan against the Company and certain officers and directors, and alleged violations of the federal Employee Retirement Income Security Act. The Cadd and Dolliver cases were predicated on essentially the same factual allegations alleged in, and are related cases to, the class action lawsuits consolidated as In Re Patterson Companies, Inc. Securities Litigation.

In March 2006, pursuant to the Court’s order, lead plaintiffs were selected in In Re Patterson Companies, Inc. Securities Litigation and Amended Complaints were filed in all three cases. On May 30, 2006, the Company filed its Motion to Dismiss all three cases. On March 20, 2007, the Court granted the Company’s Motion to Dismiss with prejudice in the Securities and ERISA case, and granted the Motion to Dismiss without prejudice in the Derivative case (the Cadd case). A notice of appeal was timely filed only in the Cadd case. The Company believes that the allegations made in the Cadd case are without merit and it intends to continue to vigorously defend the claim.

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

There were no matters submitted to a vote of the Company’s shareholders during the three-month period ended April 28, 2007.

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

	High	Low
Fiscal 2007
First Quarter	$36.13	$31.51
Second Quarter	$34.25	$29.61
Third Quarter	$38.29	$31.80
Fourth Quarter	$39.76	$31.71

	High	Low
Fiscal 2006
First Quarter	$53.85	$40.85
Second Quarter	$44.70	$37.71
Third Quarter	$43.15	$32.00
Fourth Quarter	$36.97	$32.26

On June 25, 2007, the number of holders of record of common stock was 3,733. The transfer agent for the Company’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12. The Company did not repurchase any of its common stock during fiscal 2007.

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 26, 2002, the last trading day before the beginning of our fifth preceding fiscal year, through and including April 27, 2007, the last trading day before the end of our most recently completed fiscal year, with the cumulative total return of the same time period on the same amount invested in the S&P 500 Index and a Peer Group Index, consisting of 9 companies (including our company) based on the same Standard Industrial Classification Code.* The chart below the graph sets forth the actual numbers depicted on the graph.

COMPANY/INDEX/MARKET	4/27/2002	4/26/2003	4/24/2004	4/30/2005	4/29/2006	4/28/2007
Patterson Companies Inc	100.00	86.50	172.40	226.33	145.87	162.44
Peer Group Index	100.00	94.86	150.79	183.37	170.44	190.82
S&P Composite	100.00	86.69	106.52	113.28	130.74	130.74

*	The current composition of SIC Code 5047—Medical & Hospital Equipment—is as follows:

ANIMAL HEALTH INTERNATIONAL, INC., CHINDEX INTERNATIONAL, INC., HENRY SCHEIN, INC., MWI VETERINARY SUPPLY, INC., NYER MEDICAL GROUP, INC., OWENS & MINOR, INC., PATTERSON COMPANIES, INC., PSS WORLD MEDICAL INC., TUTOGEN MEDICAL, INC.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 28, 2007	April 29, 2006	April 30, 2005	April 24, 2004	April 26, 2003	April 27, 2002	April 28, 2001	April 29, 2000	April 24, 1999	April 25, 1998
Statement of Operations Data:
Net sales	$2,798,398	$2,615,123	$2,421,457	$1,969,349	$1,656,956	$1,415,515	$1,156,455	$1,045,883	$883,268	$782,284
Cost of sales	1,829,526	1,700,694	1,558,946	1,267,005	1,082,370	921,335	747,301	678,766	571,698	505,069

Gross margin	968,872	914,429	862,511	702,344	574,586	494,180	409,154	367,117	311,570	277,215
Operating expenses (2)	633,182	591,417	560,375	459,844	395,638	347,000	294,039	269,658	234,098	212,833

Operating income	335,690	323,012	302,136	242,500	178,948	147,180	115,115	97,459	77,472	64,382
Other income-net (2)	(6,082)	(6,039)	(8,689)	(2,980)	7,454	5,043	7,081	5,540	2,239	1,324

Income before income taxes and cumulative effect of accounting change	329,608	316,973	293,447	239,520	186,402	152,223	122,196	102,999	79,711	65,706
Income taxes	121,272	118,548	109,749	90,055	70,082	56,933	45,721	38,527	29,815	24,937

Income before cumulative effect of accounting change	$208,336	$198,425	$183,698	$149,465	$116,320	$95,290	$76,475	$64,472	$49,896	$40,769

Diluted earnings per share (1)(2)	$1.51	$1.43	$1.32	$1.08	$0.85	$0.70	$0.56	$0.48	$0.37	$0.31

Weighted average shares and potentially dilutive shares outstanding (1)	137,769	139,234	138,873	137,768	136,894	136,402	135,526	135,088	133,986	132,650

Dividends per common share	—	—	—	—	—	—	—	—	—	—

Balance Sheet Data:
Working capital	$509,021	$437,727	$470,439	$507,145	$422,093	$331,413	$310,046	$238,502	$187,952	$133,256
Total assets	1,940,320	1,911,718	1,685,301	1,588,957	823,978	718,376	549,180	451,976	373,250	316,373
Total debt	180,024	300,041	321,557	499,587	274	976	990	1,719	2,097	7,202
Stockholders’ equity	1,379,214	1,242,521	1,015,072	801,758	633,686	514,360	408,515	330,470	265,199	210,303

(1)	Amounts are adjusted for two-for-one stock splits on September 14, 2004 and June 13, 2000 and a three-for-two stock split on January 12, 1998.
(2)	Reflects the adoption of FASB Statement No. 142 “Goodwill and Other Intangible Assets” in fiscal year 2003. Had this standard been adopted at the beginning of fiscal 1998, income in fiscal years 1998 through 2002 would have been positively impacted by no more than $0.02 per diluted share. In addition, the year ended April 28, 2007 includes the adoption of FASB Statement No. 123(R) “Share-Based Compensation”, which reduced diluted earnings per share by $0.05. All prior years in this summary do not reflect expense under Statement 123(R).
(3)	See the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s fiscal 2007 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes. The following background is essential to more fully understand the Company’s financial information.

Patterson operates a distribution business in three complementary markets: dental supply, veterinary supply and rehabilitation supply. Historically the Company’s strategy for growth focused on internal growth and the acquisition of smaller distributors and businesses offering related products and services to the dental market. In fiscal 2002, the Company expanded its strategy to take advantage of a parallel growth opportunity in the veterinary supply market by acquiring the assets of J. A. Webster, Inc. on July 9, 2001. The Company added a third component to its business platform in fiscal 2004 when it entered the rehabilitation supply market with the acquisition of AbilityOne Products Corp. (“AbilityOne”) on September 12, 2003. AbilityOne is now known as Patterson Medical.

The historical operating performance of the veterinary supply and rehabilitation supply businesses are somewhat different than the dental supply business. Operating margins of the veterinary business are considerably lower than the dental supply business. While operating expenses run at a lower rate in the veterinary business, its gross margin is substantially lower. Veterinary gross margins have been in the low-to-mid 20’s as compared to dental gross margins in the mid 30’s. The rehabilitation business has realized gross margins in the high 30’s to low 40’s.

There are several important aspects of the Company’s business, including: (1) market growth in the various markets it operates; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency, that are useful in analyzing the Company. Management defines “internal growth” as the increase in net sales from period to period, excluding the impact of changes in currency exchange rates, and excluding the net sales, for a period of twelve months following the transaction date, of businesses that it has acquired. With these factors in mind, management has established certain operating objectives, which include increasing net sales four percentage points faster than the average market growth rate at each business unit and improving operating margins by 50 basis points annually. In response to lower-than-expected operating results at Patterson Medical, the Company put a new management team into place during the second half of fiscal 2006. In fiscal 2007, the Company committed a portion of its operating leverage improvement to investments in the sales and marketing organization at Patterson Medical, which entailed a significant expansion of the sales force as well as other marketing initiatives. The actions in fiscal 2007 at Patterson Medical were expected to diminish the opportunity to expand operating margins by 50 basis points. In addition, fiscal 2007 operating results include expense of $7.8 million from the adoption of FASB Statement No. 123(R) at the beginning of the year.

Results of Operations

The following table summarizes the consolidated results of operations over the past three fiscal years as a percent of sales:

	2007 (a)	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.4%	65.0%	64.4%

Gross margin	34.6%	35.0%	35.6%
Operating expenses	22.6%	22.6%	23.1%

Operating income	12.0%	12.4%	12.5%
Other income, net	0.3%	0.2%	0.2%
Interest expense	0.5%	0.5%	0.6%

Income before taxes	11.8%	12.1%	12.1%
Income taxes	4.3%	4.5%	4.5%

Net income	7.5%	7.6%	7.6%

(a)	Includes a 30 basis point impact of share-based compensation expense from the adoption of SFAS No. 123(R) in fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

Net Sales. Net sales for the year ended April 28, 2007 totaled $2,798.4 million, an increase of 7.0% from $2,615.1 million in fiscal 2006. The favorable impact of foreign currency translation on sales growth was 0.5%. Acquisitions contributed approximately one percentage point to sales growth.

The Company acquired Accu-Bite in September 2005. This business included both a field sales organization similar to our traditional dental sales model, as well as a low-margin telesales business. For approximately eight months of fiscal 2006, from the date of acquisition through the end of fiscal year, the dental segment operated Accu-Bite’s telesales business. In early May 2006, the telesales operations were closed for business reasons. In closing the business, as much of the sales volume that could be, was moved into the field organization. However, as the Company expected, much of this sales volume went to dental suppliers who approach the market with a low-price model. The closing of the telesales business had a negative impact on consolidated fiscal 2007 sales growth of approximately one percentage point.

Sales of our dental supply unit increased 5.0% in fiscal 2007 to $2,064.6 million. Sales of dental consumable supplies grew 5.7%. The Accu-Bite telesales negative impact on sales growth of the dental unit’s total sales and sales of consumable supplies was approximately 1.5% and 2.5%, respectively. Equipment sales grew 1.6%, led by basic equipment growth of 6.1%. Largely offsetting the increase in basic equipment growth was a decline in the sales of CEREC® 3D dental restorative systems.

Late in the third quarter of fiscal 2007, CEREC’s manufacturer, Sirona, introduced several important enhancements. First, CEREC’s software was significantly improved; making it easier to design highly aesthetic and precise restorations, while also greatly streamlining the system’s learning curve. In addition, a faster and more robust milling unit was introduced as an option on new installations, as well as an upgrade to all existing CEREC users. The Company believes the news of the impending enhancements to CEREC, which reached the market early in fiscal 2007, as well as the timing of the introduction at the end of the third fiscal quarter, and the process of transitioning to these upgraded features, which was still underway at the end of fiscal 2007, had a negative impact on sales throughout the year.

Other dental sales, consisting primarily of technical service parts and labor, software support services and teeth, grew 14.1% in fiscal 2007.

Sales at the Webster Veterinary unit grew 15.4% to $399.4 million from $346.1 million. The business has strategically emphasized expansion of its value-added platform, including its equipment and software initiatives. Webster’s core consumables business performed well throughout the year and equipment and software increased 69.6%. Excluding the acquisition impact of Intra Corp, developer and marketer of IntraVet® practice management software, total veterinary sales exceeded prior year sales by 14.2%.

Patterson Medical consistently grew sales throughout the year, improving 10.7% over fiscal 2006. Three acquisitions related to the unit’s branch office strategy contributed 3 percentage points of the growth and foreign currency translation added an additional 1.5% of sales improvement. During fiscal 2007 Patterson Medical established five full-service branch offices in selected markets through acquisitions and internal start-ups. Additional acquisitions and internal start-ups are under consideration as the business continues to increase its sales force and add programs and systems to advance their value-added offerings.

Gross Margin. Consolidated gross margin declined 40 basis points in fiscal 2007 to 34.6%, primarily due to lower margins of Patterson Medical. In addition, the sales growth of Webster Veterinary outpaced both the dental and rehabilitation segments, resulting in a dilutive impact to consolidated gross margin, since Veterinary gross margins are lower than the other two businesses.

The Dental segment’s gross margin improved 20 basis points in fiscal 2007. The closing of the Accu-Bite telesales business which operated for eight months in fiscal 2006 and was dilutive to overall dental gross margin during that period, acted to improve Dental gross margins in 2007. The telesales business produced substantially lower gross margins than the traditional dental sales operations. A decline in sales of the high-margin CEREC dental restorative systems during fiscal 2007 negatively impacted gross margin.

The gross margin of the Veterinary business decreased by 10 basis points over fiscal year 2006. The negative impact on gross margin of lower agency commissions and vendor rebates in fiscal 2007 was mostly offset by the sales growth of equipment and software, which carry higher margins than core consumables.

Patterson Medical’s gross margin declined 250 basis points due to several factors. Higher freight costs have impacted this business more than the Dental and Veterinary segments due to the nature of the average order size and related package levels. In addition, this segment has fixed price contracts with certain large group customers and price increases from vendors created some margin compression in this customer group. These contracts are renewed periodically, at which time pricing may be renegotiated to address changes in vendor pricing. Many of the contracts were amended in the latter part of fiscal 2007. A third factor in the gross margin decline at Patterson Medical is that the business hired a number of new sales representatives during the past fiscal year who have been given some short-term latitude to establish their book of business through discretionary discounting. This latitude will be phased out as these new representatives reach their sales targets.

Operating Expenses. The consolidated operating expense ratio remained unchanged from a year ago at 22.6%, however the ratio in fiscal 2007 was negatively impacted by 30 basis points due to $7.8 million of share-based compensation expense related to the Company’s adoption of SFAS No. 123(R) in fiscal 2007.

Excluding the impact of SFAS No. 123(R), the Dental segment experienced a 10 basis point improvement in its operating expense ratio. The Veterinary segment experienced a 60 basis points decrease in its operating expense ratio, due primarily to leverage on sales growth. In addition, during fiscal 2006 the business incurred costs from the initial expense structure of its greenfield expansion into California. Fiscal 2007 was a year of investment for Patterson Medical in sales and marketing personnel and programs, however the business was able to maintain their operating expense ratio due to growth in sales.

Operating Income. Operating income was $335.7 million, or 12.0% of net sales. Excluding $7.8 million of expense under SFAS No. 123(R), operating income was 12.3% of net sales, totaling $343.4 million, an increase of 6.3% from $323.0 million in fiscal 2006.

Interest Expense. Interest expense was $14.2 million compared to $13.4 million in fiscal 2006. For more than half of fiscal 2006, an interest rate swap on $100 million of variable rate debt effectively fixed interest rate expense on the $100 million at 2.6% until the agreement terminated in November 2005. The average debt balance carried in fiscal 2007 was lower than fiscal 2006; however, the weighted average interest rate on the $100 million of variable rate debt was approximately 6.0% in fiscal 2007, resulting in an overall increase in interest expense.

Other Income, net. Other income, net of other expenses, increased to $8.1 million from $7.3 million. Composed primarily of finance interest income in both years, the increase was due primarily to higher interest rates.

Income Taxes. The effective income tax rate was 36.8% in fiscal year 2007 compared to 37.4% in the prior year. During fiscal 2007, the Company finalized several years of Canadian income tax returns and the reversal of related tax reserves lowered the effective income tax rate by approximately one percentage point. The impact of SFAS No. 123(R) on our effective tax rate partially offset the finalization of the Canadian tax returns since certain compensation expense under SFAS No. 123(R) is non-deductible.

Earnings Per Share. Earnings per diluted share of $1.51 represents an increase of $0.08 or 5.6% from the $1.43 earnings per share reported in fiscal 2006. The adoptions of SFAS No. 123(R) in fiscal 2007 lowered earnings per share by $0.05.

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

With respect to new-technology equipment, digital radiography continued to see significant practitioner demand and related sales grew 20% compared to fiscal 2005. Sales of the CEREC® 3D dental restorative system were virtually unchanged from fiscal 2005.

Sales of other services and products, including parts, technical service, software support and insurance e-claims, grew 8.2% in fiscal 2006.

Sales at the Webster Veterinary unit grew 18.6% to $346.1 million from $292.0 million. The impact from the October 2004 Milburn and December 2005 IntraVet acquisitions was approximately $24.7 million, or 8.5 percentage points of the growth. Webster’s sales growth was strong throughout the year and was complimented by several factors. First, the business began its greenfield expansion into the large California market, which represents its most successful greenfield initiative to date. Second, for the past few years, Webster has been laying the groundwork for expanding its position in the equipment market and this growing emphasis resulted in strong results. Equipment sales for the year grew 49% from fiscal 2005. Finally, another source of growth in fiscal 2006 sales were new pharmaceutical distribution agreements, including a canine pain medication previously sold direct by the manufacturer.

Patterson Medical’s sales growth was only 2.3%. A modest improvement in North American sales was largely offset by a slight decline in sales of the overseas operations. In the second half of fiscal 2006, a new management team was put in place and a range of strategic initiatives were begun. Late in the third quarter, a small, non-core portion of the segment was sold which also negatively impacted the growth rate of sales.

Gross Margin. Consolidated gross margin declined 60 basis points in fiscal 2006 to 35.0%. Sales from the Webster Veterinary unit made up a larger portion of sales in fiscal 2006 due to its strong sales growth. Because gross margin at the Veterinary unit is lower than both the Dental and Medical units, the unit’s sales growth had a dilutive effect on consolidated gross margin.

The Dental unit’s gross margin decrease of nearly 50 basis points was largely due to the acquisition of Accu-Bite. Acquired territory sales reps were integrated within existing Patterson branches, however, Accu-Bite also had a telesales operation that was not integrated and produced substantially lower gross margins than the traditional dental sales operations. The telesales business was shutdown in early May of 2006, however, it did operate from the September 2005 date of acquisition through the end of fiscal 2006.

The gross margin of the Veterinary business was virtually unchanged. A full year of Milburn operations, which carry lower margins than the historical Webster business, were included in fiscal 2006 results compared to approximately six months in fiscal 2005 and negatively impacted the overall gross margin of the unit. However, this impact was largely offset by the sales growth of equipment and software, which carry higher margins than the rest of the unit’s product offerings.

Patterson Medical’s gross margin fell 100 basis points, largely due to sales mix, including lower sales levels of the overseas operations, which have carried higher gross margins than the North American operations.

Operating Expenses. The consolidated operating expense ratio decreased to 22.6%, down 50 basis points from 23.1% in fiscal 2005.

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

Other Income, net. Other income, net of other expenses, was consistent year over year. Composed primarily of finance interest income in both years, net other income was $7.3 million in fiscal 2006 compared to $6.5 million in fiscal 2005 and results primarily from the growth of the business.

Income Taxes. The effective income tax rate was 37.4% in both fiscal years 2006 and 2005. The Company’s effective tax rate is higher than the statutory federal rate primarily because of state, local and international taxes the Company must pay.

Earnings Per Share. Earnings per share increased to $1.43, up $0.11 or 8% from the $1.32 earnings per share reported in fiscal 2005.

Liquidity and Capital Resources

Patterson’s operating cash flow has been the Company’s principal source of liquidity in fiscal 2007, 2006, and 2005. Operating activities generated cash of $243.5 million in fiscal 2007 compared with $164.0 million in fiscal 2006 and $207.3 million in fiscal 2005. In fiscal 2006, the Company did not sell approximately $30 million of short-duration finance contracts that were generated as a part of our traditional calendar year-end financing programs. These contracts have an average maturity of less than 24 months and will generate interest income at rates approximating what cash would earn, thus the Company elected not to incur the administrative expense of selling these contracts. Had these contracts been sold, cash from operations would have been approximately $200 million. The majority of the principal balance on these contracts has been collected from customers as of fiscal 2007 year end.

Capital expenditures were $19.5, $49.2 and $31.5 million in fiscal years 2007, 2006 and 2005, respectively. Fiscal 2006 included several significant projects, including expenditures for shared distribution centers in Kent, WA and eastern Pennsylvania. In addition, 2006 included expenditures for a new distribution facility for the Patterson Medical operations in the U.K.

The Company expects to invest approximately $30 million in capital expenditures during fiscal 2008, including the expansion of an existing distribution center to accommodate multiple business units, and the continuing expansion of information systems.

Two buildings were sold during fiscal 2007, with proceeds totaling $9.2 million. One building was the former distribution facility for Patterson Medical’s U.K. operations and the other was a vacant building acquired in the acquisition of AbilityOne.

Cash used for acquisitions totaled $12.7 million in fiscal 2007 and included the acquisition of three dealer/distributors by Patterson Medical as well as earn-outs on acquisitions from previous years. The $39.2 million invested in fiscal 2006 included the acquisitions of Accu-Bite and IntraCorp. In fiscal 2005, the Company used $72.9 million of cash for acquisitions, including Medco, CAESY and Milburn.

A cash payment of $100 million was made to Sirona in fiscal 2006, representing a distribution fee that extends the Company’s exclusive North American distribution agreement of Sirona’s CEREC equipment for a ten-year period which begins in October 2007.

The Company did not repurchase any of its common stock in fiscal years 2007, 2006 or 2005, but does have authorization from the board of directors to repurchase up to six million shares. This authorization expires September 30, 2009. During fiscal 2007, the Company loaned its ESOP $105 million, which was used by the ESOP to purchase approximately 3.2 million shares of the Company’s common stock on the open market.

Payments on long-term debt were $120 million in fiscal 2007. In addition to $70 million of fixed rate debt that matured during the year and $20 million of scheduled payments on its variable rate bank term loans, the Company paid off the remaining $30 million of the term loans near the end of the fiscal year. An amount of $200 million is available to the Company under this revolving credit facility until November 2008. For fiscal 2008, $50 million of fixed rate private notes loan repayments are scheduled.

Management continues to expect funds generated from operations and existing cash and short-term investments to be sufficient to meet the Company’s working capital needs for the next fiscal year. The Company expects to continue to obtain liquidity from the sale of its equipment finance contracts. The Company’s short-term and long-term debt facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives.

The Company sells a significant portion of its installment sale contracts to a commercial paper funded conduit managed by a third party bank, and as a result, commercial paper is indirectly an important source of liquidity for the Company. The Company is allowed to participate in the conduit due to the quality of its finance contracts and its financial strength. Cash flow could be impaired if the Company’s financial strength diminished to a level that precluded the Company from taking part in this facility or other similar facilities. The Company’s financing business is described in further detail in Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Contractual Obligations

A summary of the Company’s contractual obligations as of April 28, 2007 follows (in thousands):

	Payment due by year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$180,024	$50,014	$130,010	—	—
Operating Leases	52,079	12,633	22,396	$12,059	$4,991

For a more complete description of our contractual obligations, please see Notes 7 and 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Outlook

Over the last ten years, the Company has been able to grow revenue and earnings through its strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions. The Company’s growth strategy will continue to focus on these key elements. Maintaining financial flexibility is also a key component of the Company’s future growth. With strong operating cash flow and available credit capacity, the Company is confident that it will be able to financially support its future growth. The strategic initiatives that the Company has implemented in the past two years, as well as those that will be implemented in fiscal 2008 and beyond, will strengthen the Company’s operational platform and contribute to continuing future growth. Given these factors, the Company considers itself well positioned to capitalize upon the growth opportunities in the dental supply, companion-pet veterinary supply and the worldwide rehabilitation supply markets. The Company believes that the sustainable, long-term growth rate of its North American dental operation is four percentage points in excess of the market’s 7% to 9% estimated rate of growth. The Company also believes its Webster

Veterinary and Patterson Medical units can grow faster than the estimated 6% to 7% growth rate of the U.S. companion-pet veterinary supply market and the estimated 6% growth rate of the rehabilitation market.

Asset Management

The following table summarizes the Company’s days sales outstanding (DSO) and inventory turnover the past three fiscal years:

	2007	2006	2005
Days sales outstanding	44	47	46
Inventory turnover (1)	7.2	7.3	7.9

(1)	The inventory values used in this calculation are the LIFO inventory values for all inventories except for manufactured inventories and foreign inventories, which are valued using FIFO inventory methods.

Foreign Operations

Foreign sales are derived primarily from Patterson Dental and Patterson Medical operations in Canada and from Patterson Medical’s operations in the U.K. and France. Fluctuations in currency exchange rates have not significantly impacted earnings. However, net sales in fiscal 2007, 2006 and 2005 were enhanced by changes in the exchange rate. Without foreign currency effects, net sales would have been $12.3 million, $9.3 million and $12.6 million lower in fiscal years 2007, 2006 and 2005, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to the net operations of the Company’s business.

Critical Accounting Policies and Estimates

The Company has adopted various accounting policies to prepare its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Management believes that the Company’s policies are conservative and its philosophy is to adopt accounting policies that minimize the risk of adverse events having a material impact on recorded assets and liabilities. However, the preparation of financial statements requires the use of estimates and judgments regarding the realization of assets and the settlement of liabilities based on the information available to management at the time. Changes subsequent to the preparation of the financial statements in economic, technological and competitive conditions may materially impact the recorded values of the Company’s assets and liabilities. Therefore, the users of the financial statements should read all the notes to the Consolidated Financial Statements and be aware that conditions currently unknown to management may develop in the future. This may require a material adjustment to a recorded asset or liability to consistently apply the Company’s significant accounting principles and policies that are discussed in Note 1 to the Consolidated Financial Statements. The financial performance and condition of the Company may also be materially impacted by transactions and events that the Company has not previously experienced and for which the Company has not been required to establish an accounting policy or adopt a generally accepted accounting principle.

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

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has three reporting units at April 28, 2007. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. In the first step, the Company compares the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss equal to the difference.

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

During the fourth quarters of fiscal 2007 and 2006, management completed its annual goodwill and intangible asset impairment reviews with no impairments to the carrying values identified.

The discount rate and sales growth assumptions are the two most significant assumptions utilized in the Company’s calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test and in testing indefinite-lived intangible assets for impairment. The Company utilizes an expected cash flow approach in estimating the fair value of the reporting units, where the discount reflects a risk-free rate of interest and utilizes various probability-weighted scenarios to estimate future sales. The cash flow model used to derive fair value is most sensitive to the discount rate and sales growth assumptions used. The estimated fair value of the reporting units and indefinite-lived intangible assets has historically exceeded the carrying value of such reporting unit or indefinite-lived intangible asset by a substantial amount. The Company performs a sensitivity analysis on the discount rate, sales growth and operating margin assumptions. Either the discount rate could be increased by 50% of the discount rate utilized, or the sales growth assumption could be reduced by 20%, and the Company’s reporting units and indefinite-lived intangible assets would continue to have fair values in excess of the carrying values.

Share-based Compensation—The Company accounts for share-based payment awards in accordance with SFAS No. 123(R). The Company recognizes share-based compensation based on certain assumptions including inputs within the Black-Scholes Model and estimated forfeitures. These assumptions require subjective judgment and changes in the assumptions can materially affect fair value estimates. Management assesses the assumptions and methodologies used to estimate forfeitures and to calculate estimated fair value of share-based compensation on a regular basis. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination or estimates of forfeitures. If factors change and the Company employs different assumptions in the application of SFAS No. 123(R), the amount of compensation expense associated with SFAS No. 123(R) may differ significantly from what was recorded in the current period.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have completed our initial evaluation of the impact of the adoption of FIN 48 and determined that such adoption is not expected to have a material impact on our financial position or results from operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.

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

The Company is exposed to foreign currency exchange rate fluctuations in its operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds and Euros. Although historically the Company has elected not to enter into any hedging contracts, it continually evaluates its foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to the Company’s most significant foreign currency exposures would have had an impact of approximately $23.0 million on fiscal 2007 net sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The Company’s earnings are also affected by fluctuations in short-term interest rates through the investment of its cash balances, borrowings under LIBOR-based debt instruments and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a group of banks that provide for pricing based on variable interest rates.

As of April 28, 2007, the Company had $180 million of long-term debt outstanding of which $100 million was variable interest rate based debt. The Company views its variable interest rate debt position on a net basis that gives effect to the Company’s cash and short term investments balances.

When considering the exposure under the agreements whereby the Company sells equipment finance contracts to both a commercial paper conduit and a group of banks, the Company has the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the portfolio of installment contracts generally turns over in less than 48 months and the Company can adjust the rate it charges on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, the Company uses an interest rate curve that approximates the maturity period of the then outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contracts sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets.

The Company estimates that if interest rates had been 10% higher during the year, the annual impact would have been to reduce earnings before income tax by approximately $3 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Patterson Companies, Inc.

We have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, that Patterson Companies, Inc. maintained effective internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Patterson Companies, Inc. maintained effective internal control over financial reporting as of April 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patterson Companies, Inc. as of April 28, 2007, and April 29, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 28, 2007 of Patterson Companies, Inc. and our report dated June 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 25, 2007

The Board of Directors and

Shareholders of Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. as of April 28, 2007, and April 29, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 28, 2007. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 28, 2007, and April 29, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended April 28, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth herein.

As discussed in Note 1 to the financial statements, effective April 30, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, using the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Patterson Companies, Inc.’s internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 25, 2007

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 28, 2007	April 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$241,791	$224,392
Receivables, net of allowance for doubtful accounts of $6,547 and $7,031 at April 28, 2007 and April 29, 2006, respectively	361,401	350,299
Inventory	250,207	244,709
Prepaid expenses and other current assets	33,091	27,974

Total current assets	886,490	847,374
Property and equipment, net	131,952	141,541
Long-term receivables, net	52,019	49,277
Goodwill	660,573	656,206
Identifiable intangibles, net	102,357	108,008
Distribution agreement	100,000	100,000
Other	6,929	9,312

Total assets	$1,940,320	$1,911,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$182,761	$173,957
Accrued payroll expense	54,101	34,111
Other accrued expense	86,348	85,396
Income taxes payable	4,245	26,156
Current maturities of long-term debt	50,014	90,027

Total current liabilities	377,469	409,647
Long-term debt	130,010	210,014
Deferred income taxes	53,627	49,536

Total liabilities	561,106	669,197
Stockholders’ equity:
Common Stock, $.01 par value: Authorized shares—1,200,000 Issued and outstanding shares—139,490 and 138,751 at April 28, 2007, and April 29, 2006, respectively	1,395	1,388
Additional paid-in capital	174,420	146,807
Accumulated other comprehensive income	18,372	13,837
Retained earnings	1,308,590	1,100,254
Notes receivable from ESOP	(123,563)	(19,765)

Total stockholders’ equity	1,379,214	1,242,521

Total liabilities and stockholders’ equity	$1,940,320	$1,911,718

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 28, 2007	April 29, 2006	April 30, 2005
Net sales	$2,798,398	$2,615,123	$2,421,457
Cost of sales	1,829,526	1,700,694	1,558,946

Gross profit	968,872	914,429	862,511
Operating expenses	633,182	591,417	560,375

Operating income	335,690	323,012	302,136
Other income and expense:
Other income, net	8,148	7,336	6,452
Interest expense	(14,230)	(13,375)	(15,141)

Income before income taxes	329,608	316,973	293,447
Income taxes	121,272	118,548	109,749

Net income	$208,336	$198,425	$183,698

Earnings per share:
Basic	$1.52	$1.44	$1.34

Diluted	$1.51	$1.43	$1.32

Weighted average shares:
Basic	136,815	137,690	136,839
Diluted	137,769	139,234	138,873

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Notes Receivable from ESOP	Total
	Number	Amount
Balance at April 24, 2004	68,450,336	$685	$100,995	$2,901	$718,818	$(21,641)	$801,758

Derivative financial instrument change in unrealized gain	—	—	—	251	—	—	251
Foreign currency translation adjustment	—	—	—	5,367	—	—	5,367
Net income	—	—	—	—	183,698	—	183,698

Comprehensive income							189,316

Common stock issued	625,574	6	20,217	—	—	—	20,223
Stock split	68,699,134	687	—	—	(687)	—	—
Conversion of debenture	58,846	—	3,000	—	—	—	3,000
Payment on ESOP note	—	—	—	—	—	775	775

Balance at April 30, 2005	137,833,890	1,378	124,212	8,519	901,829	(20,866)	1,015,072

Derivative financial instrument change in unrealized gain	—	—	—	(877)	—	—	(877)
Foreign currency translation adjustment	—	—	—	6,195	—	—	6,195
Net income	—	—	—	—	198,425	—	198,425

Comprehensive income							203,743

Common stock issued	858,285	9	21,095	—	—	—	21,104
Conversion of debenture	58,846	1	1,500	—	—	—	1,501
Payment on ESOP note	—	—	—	—	—	1,101	1,101

Balance at April 29, 2006	138,751,021	1,388	146,807	13,837	1,100,254	(19,765)	1,242,521

Foreign currency translation adjustment	—	—	—	4,535	—	—	4,535
Net income	—	—	—	—	208,336	—	208,336

Comprehensive income							212,871

Common stock issued and related tax benefits	739,225	7	19,856	—	—	—	19,863
Share-based compensation	—	—	7,757	—	—	—	7,757
Loan to ESOP	—	—	—	—	—	(105,000)	(105,000)
Payment on ESOP note	—	—	—	—	—	1,202	1,202

Balance at April 28, 2007	139,490,246	$1,395	$174,420	$18,372	$1,308,590	$(123,563)	$1,379,214

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 28, 2007	April 29, 2006	April 30, 2005
Operating activities:
Net income	$208,336	$198,425	$183,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,791	16,693	14,648
Amortization	5,710	6,983	12,214
Bad debt expense	2,040	2,764	1,546
Share-based compensation	7,757	750	—
Excess tax benefits from share-based compensation Deferred income taxes	(658 124)	3,860	840
Change in assets and liabilities net of acquired:
Increase in receivables	(12,246)	(24,112)	(31,365)
Increase in inventory	(3,817)	(26,539)	(22,033)
Increase in accounts payable	7,739	4,562	18,600
Increase (decrease) in accrued liabilities	2,633	(560)	28,170
Increase in long-term receivables	(2,742)	(15,704)	(7,733)
Other changes from operating activities, net	8,838	(3,164)	8,720

Net cash provided by operating activities	243,505	163,958	207,305

Investing activities:
Additions to property and equipment, net of acquisitions	(19,507)	(49,153)	(31,533)
Proceeds from disposals of property and equipment	9,163	—	—
Distribution agreement	—	(100,000)	—
Sale of investments	—	35,062	16,777
Purchase of investments	—	(21,680)	(22,141)
Acquisitions, net of cash	(12,665)	(39,228)	(72,855)

Net cash used in investing activities	(23,009)	(174,999)	(109,752)

Financing activities:
Payments of long-term debt	(120,017)	(20,031)	(176,269)
Cash payments received on notes receivable from ESOP	1,202	1,101	775
Loan to ESOP	(105,000)	—	—
Common stock issued, net	19,205	20,354	20,223
Excess tax benefits from share-based compensation	658	—	—

Net cash (used in) provided by financing activities	(203,952)	1,424	(155,271)
Effect of exchange rate changes on cash	855	1,460	3,107

Net increase (decrease) in cash and cash equivalents	17,399	(8,157)	(54,611)
Cash and cash equivalents at beginning of period	224,392	232,549	287,160

Cash and cash equivalents at end of period	$241,791	$224,392	$232,549

Supplemental disclosures:
Income taxes paid	$143,183	$110,652	$90,815
Interest paid	15,207	11,914	13,652
Convertible debenture conversion	—	1,500	3,000

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 28, 2007

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Patterson Companies, Inc., “Patterson” or “the Company”, is a value-added distributor serving the dental, companion-pet veterinarian and rehabilitation supply markets. The Company has three reportable segments: dental supply, veterinary supply and rehabilitation supply.

Basis of Presentation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. Significant inter-company transactions and balances have been eliminated in consolidation. The respective assets of PDC Funding Company, LLC and PDC Funding Company II, LLC, would be available first and foremost to satisfy the claims of their respective creditors. There are no known creditors of PDC Funding Company, LLC or PDC Funding Company II, LLC.

Fiscal Year End

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Accordingly, fiscal years 2007 and 2006 included fifty-two weeks while fiscal year 2005 included fifty-three weeks.

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

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market funds, highly-rated commercial paper and government securities. The maturity of these securities at the time of purchase is 90 days or less. All cash equivalents are classified as available-for-sale and carried at market value, which approximates cost.

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO represent 84% and 86% of total inventories at April 28, 2007 and April 29, 2006.

The accumulated LIFO reserve was $39,309 at April 28, 2007, and $33,984 at April 29, 2006. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist of customer lists and other amortizable intangible assets and are amortized using estimated useful lives ranging from 3 to 18 years. The net balance of amortizable intangible assets at April 28, 2007 is expected to be amortized over a weighted-average period of approximately 5 years. Other intangible assets also include trademarks and trade names that are indefinite lived intangible assets.

Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has three reporting units at April 28, 2007, consisting of its three operating segments. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. In the first step, the Company compares the fair value of each reporting unit, determined primarily based on valuation studies performed by the Company, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss equal to the difference.

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

The Company performed its annual goodwill and other intangible asset impairment tests during the fourth quarters of fiscal 2007 and fiscal 2006 using the methodologies described above. As a result of the annual impairment tests performed, the Company recorded no impairment loss.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues recognized include product sales, billings for freight and delivery charges, and fees earned for services provided. Consumable and printed product sales and billings for freight and delivery charges are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point. Equipment and software product revenues are also recognized upon delivery. Revenues for these products are recorded upon delivery since at that time risk of loss has transferred to the customer, there is persuasive evidence that an arrangement exists, the price is fixed and final, and there is reasonable assurance of collection of the sales. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Estimates for returns, damaged goods, rebates and other revenue allowances are made at the time of sale based on the historical experience for such items. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Other service revenues are recorded on the date services are completed.

Freight and Delivery Charges

Freight and delivery charges incurred by the Company are included in cost of sales.

Advertising

The Company expenses all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $21,775, $22,435, and $20,736 for fiscal years 2007, 2006 and 2005, respectively. Deferred direct-marketing expenses included in prepaid and other current assets on the consolidated balance sheet as of April 28, 2007 and April 29, 2006 were $3,198 and $3,433, respectively.

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

Share-Based Compensation

Effective April 30, 2006, the Company adopted FASB Statement No. 123(R), “Share-based Payment” (“SFAS No. 123(R)”). Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic value

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method under APB Opinion No. 25, “Accounting for Stock Issued to Employee”. As permitted by SFAS No. 123(R), the Company has adopted the requirements of No. 123(R) using the modified prospective method. In accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to April 30, 2006 have not been restated to reflect the fair value method of recognizing compensation cost.

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

	Fiscal Year
	2007	2006	2005
	(in thousands)
Denominator:
Denominator for basic earnings per share—weighted average shares	136,815	137,690	136,839
Effect of dilutive securities:
Stock options	773	1,296	1,744
Restricted stock	16	—	—
Employee stock purchase plan	38	43	44
Capital accumulation plan	127	172	187
Convertible debentures	—	33	59

Dilutive potential common shares	954	1,544	2,034

Denominator for diluted earnings per share—adjusted weighted average shares	137,769	139,234	138,873

Options to purchase 764, 257, and 0 shares of common stock during fiscal years 2007, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding which were excluded from the calculation of diluted earnings per share during fiscal years 2007 and 2006 were 76 and 78, respectively, because the effect would have been anti-dilutive. No restricted stock awards were issued by the Company prior to fiscal 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes,

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have completed our initial evaluation of the impact of the adoption of FIN 48 and determined that such adoption is not expected to have a material impact on our financial position or results from operations.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.

2. Cash Equivalents

At April 28, 2007 and April 29, 2006, cash equivalents consisted of the following:

	April 28, 2007	April 29, 2006
Cash on hand	$144,611	$104,887
Cash equivalents:
Government securities	82,170	112,050
Money market funds	15,010	7,455

	97,180	119,505

Total	$241,791	$224,392

Cash on hand is generally in interest earning accounts. Short-term investments have original maturities of one year or less.

3. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for each of the Company’s reportable segments for the fiscal year ended April 28, 2007 are as follows:

	Balance at April 29, 2006	Acquisition Activity	Other Activity	Balance at April 28, 2007
Dental supply	$90,063	2,457	9	$92,529
Rehabilitation supply	482,535	6,362	(9,062)	479,835
Veterinary supply	83,608	4,601		88,209

Total	$656,206	13,420	(9,053)	$660,573

The acquisition activity column represents the finalization of the purchase price allocation of a fiscal year 2006 acquisition, the preliminary purchase price allocation of fiscal year 2007 acquisitions and a contingent earn-out payment related to an acquisition made in a prior year. The reduction in goodwill within the rehabilitation supply segment’s other activity column relates to the settlement of an income tax matter that resulted from the AbilityOne acquisition in September 2003. The settlement was finalized in the current fiscal year for an amount lower than the estimated liability that was included in purchase accounting. Accordingly, the liability and related goodwill were reduced. Preliminary purchase price allocations are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balances of acquired intangible assets excluding goodwill are as follows:

	April 28, 2007	April 29, 2006
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,402	$76,402
Amortized:
Customer lists and other amortizable intangible assets	59,638	60,629
Less: Accumulated amortization	(33,683)	(29,023)

Net amortized	25,955	31,606

Total identifiable intangible assets, net	$102,357	$108,008

Future amortization expense is expected to approximate $4,800, $4,400, $3,200, $2,200, and $2,100 for fiscal years 2008, 2009, 2010, 2011 and 2012, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, finalization of preliminary valuations, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

4. Acquisitions

The Company made the following acquisitions during the periods covered by these financial statements:

Entity	Closing date	Consideration
Theraquip, Inc.	December 20, 2006	Cash & Earn-out
Metro Medical, Inc.	December 7, 2006	Cash & Earn-out
Dale Surgical Professional Supply, Inc.	June 19, 2006	Cash & Earn-out
Intra Corp. Accu-Bite, Inc. Milburn Distributions, Inc.	December 16, 2005 September 6, 2005 October 12, 2004	Cash & Earn-out Cash & Earn-out Cash
Blue Ribbon Dental	September 17, 2004	Cash
CAESY Education Systems, Inc.	May 12, 2004	Cash & Earn-out
Medco Supply Company, Inc.	May 3, 2004	Cash

The above acquisitions have been recorded using the purchase method of accounting. The aggregate purchase price for the acquisitions was allocated as follows:

	Fiscal Year
	2007	2006	2005
Purchase price	$6,972	$33,576	$72,855

Allocated to the following:
Accounts receivable	1,396	11,283	8,546
Inventory	1,681	11,767	10,163
Fixed assets	208	2,949	2,532
Identifiable intangibles	—	525	25,228
Other assets	17	630	891
Accounts payable	(1,065)	(8,441)	(5,586)
Accrued expenses	(1,627)	(6,988)	(1,697)
Long-term debt	—	(15)	—

Goodwill	$6,362	$21,866	$32,778

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results of each of these acquisitions are included in the Company’s consolidated statements of income from the date of each acquisition. Pro forma results of operations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

5. Property and Equipment

	April 28, 2007	April 29, 2006
Land	$10,990	$9,050
Buildings	71,129	72,772
Leasehold improvements	9,978	7,812
Furniture and equipment	73,433	64,478
Data processing equipment	55,597	49,943
Construction-in-progress	3,919	15,958

	225,046	220,013
Accumulated depreciation	(93,094)	(78,472)

	$131,952	$141,541

Construction-in-progress was comprised mostly of separate distribution warehouse projects as of April 29, 2006. There were no individually significant items in the construction-in-progress balance as of April 28, 2007.

6. Customer Financing

As a convenience to its customers, the Company offers several different financing alternatives including both a Company sponsored program and a third party program. For the third party program, the Company acts as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Company sponsored program, equipment purchases for top quality credits are financed to a maximum of $0.4 million for any one customer. The Company generally sells the customers’ installment sale contracts to outside financial institutions in the normal course of its business. The Company currently has two arrangements under which it sells these contracts.

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

The Company also maintains an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchases customers’ installment sale contracts. During fiscal 2007, the agreement with U.S. Bank was restructured. The Company established a new SPE, PDC Funding LLC II, LLC (“PDC II”), as a consolidated, wholly owned subsidiary, which sells the installment contracts to the U.S. Bank group. The

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company receives 94% of the principal amounts of the contracts upon sale with the remaining 6% of the proceeds held by the bank as security against the eventual performance of the portfolio. The capacity under the agreement is $110 million. Under the previous structure, the Company received 100% of the principal of the contracts and provided a 25% contingent guarantee of collection.

These financing arrangements are accounted for as a sale of assets under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During fiscal 2007, 2006 and 2005, the Company sold approximately $247.0, $277.6, and $279.5 million, respectively, of its contracts under these arrangements. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio, maximum leverage ratio and minimum net worth. The Company was in compliance with the covenants at April 28, 2007.

A total of $436.4 million of installment contracts receivable sold under the agreements were outstanding at April 28, 2007. The residual receivable under the JPMorgan Chase Bank N.A. arrangement was approximately $37.9 and $38.3 million at April 28, 2007 and April 29, 2006, respectively. The residual receivable under the April 2007 U.S. Bank agreement was approximately $8.5 million as of April 28, 2007. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

7. Long-Term Debt

During fiscal 2007, $30 million of variable rate term loan principal was paid off early. Long-term debt was composed of the following at year-end:

	April 28, 2007	April 29, 2006
Variable rate (Libor plus 1.00%) term loan due fiscal 2009	$—	$50,000
Fixed rate (3.14 % to 4.14%) senior notes due fiscal 2007 to 2009	80,000	150,000
Variable rate (Libor plus 0.75%) senior notes due fiscal 2009	100,000	100,000
Other debt	24	41

	$180,024	$300,041
Less current maturities	(50,014)	(90,027)

Long-term debt	$130,010	$210,014

Maturities of long-term debt by fiscal year are as follows:

2008	$50,014
2009	130,010

Total long-term debt	$180,024

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios in addition to a minimum net worth covenant as defined in the Company’s debt agreements. The Company met the financial covenants under the debt agreements as of April 28, 2007.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Derivative Financial Instruments

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

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. In the fourth quarter of fiscal 2006, these caps were amended to adjust the notional amounts to a combined amortizing total of $440 million. The estimated unrealized gain of the two purchased interest rate caps were $0.3 million and $1.0 million as of April 28, 2007 and April 29, 2006, respectively. These amounts were completely offset by the estimated unrealized loss of the two sold interest rate caps of $0.3 million and $1.0 million, respectively. Accordingly, the impact to consolidated earnings of the Company is zero.

In fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value (estimated unrealized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurs. As of April 28, 2007 this agreement had a notional amount of approximately $14 million and an estimated unrealized gain of less than $0.1 million. As of April 29, 2006, the agreement had a notional amount of approximately $39 million and an estimated unrealized gain of less than $0.1 million. In the second quarter of fiscal 2007, the Company entered into a similar interest rate swap agreement that, as of April 28, 2007, had a notional amount of approximately $52 million and an estimated unrealized loss of ($0.7) million.

The total net unrealized loss recognized in the statement of income under these interest rate swaps during fiscal 2007 was approximately $0.7 million. The impact to the statement of income during fiscal year 2006 was nominal.

The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

9. Leases and Non-cancelable Purchase Commitments

The Company leases facilities for its branch office locations, a number of distribution facilities, and also certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under non-cancelable operating leases are as follows at April 28, 2007:

2008	$12,633
2009	11,819
2010	10,577
2011	7,183
2012	4,876
Thereafter	4,991

Total minimum payments required	$52,079

Rent expense was $15,552, $15,171 and $13,867 for the years ended April 28, 2007, April 29, 2006 and April 30, 2005, respectively.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2007	2006	2005
Current:
Federal	$96,677	$90,752	$86,470
Foreign	12,536	13,609	10,451
State	11,935	10,327	11,988

Total current	121,148	114,688	108,909
Deferred:
Federal	178	3,887	1,737
Foreign	(70)	(361)	(1,063)
State	16	334	166

Total deferred	124	3,860	840

Provision for income taxes	$121,272	$118,548	$109,749

Deferred tax assets and liabilities are included in prepaid expenses and other current assets and in non-current liabilities on the balance sheet. Significant components of the Company’s deferred tax assets (liabilities) as of April 28, 2007 and April 29, 2006 are as follows:

	Fiscal Year
	2007	2006
Deferred current income tax asset (liability):
Capital Accumulation Plan	$7,149	$7,510
Inventory Obsolescence	1,952	2,414
Health insurance	3,340	2,415
Bad debt allowance	1,153	903
LIFO reserve	(1,492)	(2,747)
Other	6,808	4,727

Deferred net current income tax asset	18,910	15,222

Deferred long-term income tax (liability) asset:
Amortizable intangibles	$(28,050)	$(26,649)
Goodwill	(23,440)	(19,082)
Property, plant and equipment	(4,495)	(4,877)
Stock based compensation expense	1,929	516
Other	429	556

Deferred net long-term income tax liability	(53,627)	(49,536)

Net deferred income tax liability	$(34,717)	$(34,314)

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2007	2006	2005
Tax at U.S. statutory rate	$115,363	$110,941	$102,707
State tax provision, net of federal benefit	5,611	5,341	5,463
Effect of foreign taxes	1,854	803	(1,379)
Other	(1,556)	1,463	2,958

	$121,272	$118,548	$109,749

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

The operating income amounts in the table below for fiscal year 2007 include the following stock-based compensation expense under SFAS No. 123(R) for each segment: dental supply: $6,025; rehabilitation supply: $973; veterinary supply: $759. There was no corresponding expense recorded in fiscal years 2006 and 2005, since SFAS No. 123(R) was adopted at the beginning of fiscal 2007 using the modified prospective method as discussed in Note 1.

The following table presents information about the Company’s reportable segments:

	Fiscal Year
	2007	2006	2005
Net sales
Dental supply	$2,064,630	$1,966,954	$1,834,203
Rehabilitation supply	334,342	302,021	295,299
Veterinary supply	399,426	346,148	291,955

Consolidated net sales	$2,798,398	$2,615,123	$2,421,457

Operating income
Dental supply	$262,359	$249,820	$235,428
Rehabilitation supply	51,185	54,786	51,758
Veterinary supply	22,146	18,406	14,950

Consolidated operating income	$335,690	$323,012	$302,136

Depreciation and amortization
Dental supply	$16,748	$14,435	$12,227
Rehabilitation supply	5,871	6,299	11,630
Veterinary supply	2,882	2,942	3,005

Consolidated depreciation and amortization	$25,501	$23,676	$26,862

Capital expenditures
Dental supply	$16,560	$36,245	$28,821
Rehabilitation supply	1,961	12,374	1,546
Veterinary supply	986	534	1,166

Consolidated capital expenditures	$19,507	$49,153	$31,533

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year
	2007	2006	2005
Total assets
Dental supply	$1,023,248	$1,019,863	$805,006
Rehabilitation supply	712,009	696,928	701,104
Veterinary supply	205,063	194,927	179,191

Consolidated total assets	$1,940,320	$1,911,718	$1,685,301

The following table presents sales information by product for the Company:

	Fiscal Year
	2007	2006	2005
Net sales
Consumable and printed products	$1,757,472	$1,633,544	$1,489,708
Equipment and software	821,091	789,263	753,914
Other	219,835	192,316	177,835

Total	$2,798,398	$2,615,123	$2,421,457

The following table presents information about the Company by geographic area. No individual country, except for the United States, generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year
	2007	2006	2005
Net sales
United States	$2,540,899	$2,391,249	$2,211,861
International	257,499	223,874	209,596

Total	$2,798,398	$2,615,123	$2,421,457

Income before tax
United States	$296,564	$284,767	$263,134
International	33,044	32,206	30,313

Total	$329,608	$316,973	$293,447

Long-lived assets
United States	$970,390	$981,381	$839,298
International	83,440	82,963	53,276

Total	$1,053,830	$1,064,344	$892,574

12. Stockholders’ Equity

Share Repurchases

In September 1999, the Board of Directors authorized the repurchase of up to four million shares of the Company’s common stock over a five-year period ending in September 2004. In September 2004, the Board of Directors authorized the repurchase of up to six million shares of the Company’s common stock over the period ending September 30, 2009. The Company did not repurchase any of its common stock during fiscal 2007, 2006 or 2005.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan (ESOP)

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 28, 2007 and April 29, 2006, indebtedness of the ESOP to the Company is shown as a deduction from stockholders’ equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year.

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

During fiscal 2007, 2006 and 2005, shares secured by the 1990 note with a cost of $1,202, $1,101, and $775, respectively, were earned and allocated to ESOP participants. These amounts represented the Company’s contribution for each fiscal year.

At April 28, 2007, a total of 10,667,090 shares of the common stock were allocated to participants and had a fair market value of $387,002. With respect to the 1990 note, shares allocated were 11,606,390, committed-to-be-released shares were 1,262,638 and suspense shares were 6,262,618. Related to the shares from the Thompson transaction, shares allocated were 131,197, committed-to-be-released shares were 16,089 and suspense shares were 518,692.

On September 11, 2006, the Company entered into a third loan agreement with the ESOP and loaned $105 million (the “2006 note”) for the sole purpose of enabling the ESOP to purchase shares of the Company’s common stock (the “Securities”) in the open market and pay any corresponding broker commissions.

The 2006 note is payable in full on September 10, 2026. Interest on the unpaid principal balance accrues at a rate equal to six-month LIBOR, with the rate resetting semi-annually. Interest payments are not required during the period from and including September 11, 2006 through April 30, 2010. On April 30, 2010, any accrued and unpaid interest will be added to the outstanding principal balance under the note, with interest thereafter accruing on the increased principal amount. Unpaid interest accruing after April 30, 2010 is due and payable on April 30, 2011 and each successive April 30 occurring through September 10, 2026.

As of April 28, 2007, the ESOP had purchased approximately 3.2 million shares with the proceeds from the 2006 note. This loan and related shares are being accounted for under SOP 93-6, “Employers’ Accounting for Stock Ownership Plans” and accordingly, unallocated shares held by the Trust are not considered outstanding in the computation of earnings per share. The Company anticipates the allocation of these shares to begin in fiscal 2012 over a period of approximately 10 to 15 years.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Share-based Compensation

Effective April 30, 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic value method under APB Opinion No. 25. In addition, the Company followed the pro forma disclosure requirements of SFAS 123, as amended by Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (“SFAS 148”).

As permitted by SFAS No. 123(R), the Company has adopted the requirements of the standard using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. With respect to (b) above, the related compensation cost is based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and SFAS 148. Share-based compensation expense is recognized over the requisite service period using the straight-line method. In accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to April 30, 2006 have not been restated to reflect the fair value method of recognizing compensation cost.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for the years ended April 29, 2006 and April 30, 2005:

	April 29, 2006	April 30, 2005
Net income, as reported	$198,425	$183,698,
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	600	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,326)	(3,424)

Pro forma net earnings	$193,699	$180,274

Earnings per share—basic:
As reported	$1.44	$1.34
Pro forma	$1.41	$1.32

Earnings per share—diluted:
As reported	$1.43	$1.32
Pro forma	$1.39	$1.30

The consolidated statements of income for the year ended April 28, 2007 include pre-tax share-based compensation expense of $7.8 million ($6.3 after-tax), all of which is included in operating expenses within the consolidated statements of income. This expense reduced diluted earnings per share by $0.05 for the year ended

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2007. The consolidated statement of cash flows for the year ended April 28, 2007 presents the pre-tax share-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, prior to the adoption of SFAS No. 123(R), benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flows in the Company’s consolidated statements of cash flows. SFAS No. 123(R) requires that such excess tax benefits be presented as a cash inflow from financing activities and the Company has classified these cash flows, totaling $0.7 million, in accordance with SFAS No. 123(R) for the year ended April 28, 2007. Prior year amounts have not been reclassified.

As of April 28, 2007 the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $12.5 million, and it is expected to be recognized over a weighted average period of approximately 5.4 years.

Description of General Methods and Assumptions Used to Estimate Fair Value

Described below are certain methods and assumptions used to estimate the fair value of share-based compensation awards. Further information is presented below within this Note 3 that may be unique to a particular award or group of awards.

Expected dividend yield—the Company has not and does not expect to pay dividends. Accordingly, the expected dividend yield used is 0%.

Expected stock price volatility—the Company considers historical volatility trends, implied future volatility based on certain traded options of the Company, and other factors.

Risk-free interest rate—the Company bases the risk-free interest rate on the U.S. Treasury yield curve in effect at the grant date with similar terms to the expected term of the award.

Expected term of stock options and restricted stock—the Company uses the “simplified” method for “plain vanilla” options as described in SEC Staff Accounting Bulletin No. 107. For all other options, the Company estimates the expected term, or life, of awards based on several factors, including grantee types, vesting schedules, contractual terms and various factors surrounding exercise behavior of different groups.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions during fiscal years 2007, 2006 and 2005:

	April 28, 2007	April 29, 2006	April 30, 2005
		(pro forma)	(pro forma)
Expected dividend yield	—	—	—
Expected stock price volatility	28.0%	30.0%	31.4%
Risk-free interest rate	4.9%	4.1%	3.4%
Expected life of options (years)	7.1	6.0	6.7

Following is a summary of stock option activity for all plans during fiscal years 2007, 2006 and 2005:

	Total Outstanding
	Number of Options	Exercise Price (a)	Intrinsic Value
Balance as of April 24, 2004	3,367	$17.10
Granted	516	36.24
Exercised	(365)	12.44
Canceled	(380)	18.60

Balance as of April 30, 2005	3,138	20.61
Granted	74	44.01
Exercised	(267)	12.81
Canceled	(39)	15.93

Balance as of April 29, 2006	2,906	$21.99
Granted	77	32.98
Exercised	(273)	16.03
Canceled	(159)	23.30

Balance as of April 28, 2007	2,551	$22.88	$34,183

Vested or expected to vest as of April 28, 2007	1,893	$23.21	$24,742

Options exercisable as of April 28, 2007	675	$21.78	$9,788

(a)	Weighted-average exercise price

The weighted average fair value of options granted during fiscal 2007 was $13.44. Related to stock options exercised during fiscal 2007, total intrinsic value was $4.7 million, cash received was $4.5 million and tax benefits realized were $1.3 million. The Company settles stock option exercises with newly issued common shares. The weighted average remaining contractual lives of options outstanding and options exercisable as of April 28, 2007 were 5.3 and 4.8 years, respectively.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock and Performance Unit Awards

Beginning in fiscal 2006, the Company issued restricted stock and performance unit awards under the Equity Incentive Plan. The grant date fair value is based on the closing stock price on the day of the grant. Restricted stock awards vest over a seven or nine-year period and are subject to forfeiture provisions. Certain restricted stock awards, which are held by line management, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. The performance unit awards, issued primarily to executive management, are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the board of directors. The satisfaction of operating goals will not be finally determined until the end of a three-year period. Accordingly, the Company recognizes expense related to performance unit awards over the requisite service period using the straight-line method based on the outcome that is probable. During fiscal 2007, total expense recognized related to restricted stock and performance unit awards was $0.9 million and $0, respectively.

Through April 28, 2007, no restricted stock or performance unit awards have vested. The following tables summarize information concerning non-vested restricted stock awards and performance unit awards for fiscal years 2007 and 2006:

	Restricted Stock Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 30, 2005	—	—
Granted	94	$50.28
Forfeitures	(15)	49.28

Outstanding at April 29, 2006	79	$50.47
Granted	161	32.21
Forfeitures	(7)	44.90

Outstanding at April 28, 2007	233	$38.02

	Performance Unit Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 30, 2005	—	—
Granted	13	$52.12
Forfeitures	—	—

Outstanding at April 29, 2006	13	$51.12
Granted	20	32.15
Forfeitures	(5)	49.35

Outstanding at April 28, 2007	28	$36.98

Employee Stock Purchase Plan

In June 1992, Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 4,750,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors and follows a calendar plan

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year. Employees are eligible to participate after nine months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. At April 28, 2007, there were 1,873,381 shares available for purchase under the Stock Purchase Plan.

Based on the provisions of the Stock Purchase Plan and guidance provided in FASB Technical Bulletin No. 97-1, Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option (“FTB 97-1”), there are several option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. During fiscal 2007, total expense recognized related to the employee stock purchase plan was $2.1 million. The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan for fiscal years 2007, 2006 and 2005:

	2007	(pro forma) 2006	(pro forma) 2005
Expected dividend yield	—	—	—
Expected stock price volatility	28.0%	30.0%	31.2%
Risk-free interest rate	4.5%	3.2%	3.0%
Expected life of options (years)	0.5	0.5	0.5

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year, but restricted shares are subject to forfeiture provisions. At April 28, 2007, 2,968,448 shares were available for purchase under the CAP Plan.

Based on the provisions of the CAP Plan and guidance provided in FTB 97-1 there are option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. During fiscal 2007, total expense recognized related to the employee stock purchase plan was $1.9 million. The following table summarizes the weighted-average assumptions relating to the CAP Plan for fiscal years 2007, 2006 and 2005:

	2007	2006	2005
Expected dividend yield	—	—	—
Expected stock price volatility	28.0%	31.4%	31.4%
Risk-free interest rate	4.2%	3.2%	3.0%
Expected life of options (years)	1.0	1.0	1.0

14. Litigation

Commencing in August 2005, five purported class action lawsuits were filed in the United States District Court for the District of Minnesota, naming the Company and certain officers and directors and alleging certain

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

violations of the federal securities laws. The Court entered an order consolidating the cases into a single action captioned In Re Patterson Companies, Inc. Securities Litigation. On September 16, 2005, a derivative lawsuit was filed in the United States District Court for the District of Minnesota captioned Vance Cadd, Derivatively On Behalf of Patterson Companies, Inc. vs. James W. Wiltz, et al. This lawsuit named certain officers and directors of the Company as defendants and alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On October 11, 2005, a class action lawsuit was filed in the United States District Court for the District of Minnesota captioned Tamara Dolliver, On Behalf of Herself and All Others Similarly Situated vs. Patterson Companies, Inc., et al. This class action lawsuit was brought on behalf of the participants in the Company’s Employee Stock Ownership Plan against the Company and certain officers and directors, and alleged violations of the federal Employee Retirement Income Security Act. The Cadd and Dolliver cases were predicated on essentially the same factual allegations alleged in, and are related cases to, the class action lawsuits consolidated as In Re Patterson Companies, Inc. Securities Litigation.

On May 30, 2006, the Company filed its Motion to Dismiss all three cases. On March 20, 2007, the Court granted the Company’s Motion to Dismiss with prejudice in the Securities and ERISA case, and granted the Motion to Dismiss without prejudice in the Derivative case (the Cadd case). A notice of appeal was timely filed only in the Cadd case. The Company believes that the allegations made in the Cadd case are without merit and it intends to continue to vigorously defend the claim.

In the ordinary course of business, the Company is subject to a variety of product-related and employment-related liability claims. The Company’s management believes that the loss, if any, resulting from these claims will be substantially covered by insurance or third-party indemnification and any uninsured losses from such claims will not have a materially adverse effect on the Company’s operations or financial position.

15. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 2007 and 2006.

	Quarter Ended
	Apr. 28, 2007	Jan. 27, 2007	Oct. 28, 2006	July 29, 2006
Net sales	$739,143	$709,494	$694,273	655,488
Gross profit	260,563	250,266	235,629	222,414
Operating income	96,446	92,686	78,021	68,537
Net income	59,924	58,591	48,237	41,584
Earnings per share—basic	$0.44	$0.43	$0.35	$0.30
Earnings per share—diluted	$0.44	$0.43	$0.35	$0.30

	Quarter Ended
	Apr. 29, 2006	Jan. 28, 2006	Oct. 29, 2005	July 30, 2005
Net sales	$695,177	$682,402	$641,697	$595,847
Gross profit	247,002	240,969	219,214	207,244
Operating income	92,126	88,546	72,826	69,514
Net income	56,819	54,004	44,720	42,882
Earnings per share—basic	$0.41	$0.39	$0.33	$0.31
Earnings per share—diluted	$0.41	$0.39	$0.32	$0.31

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of April 28, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 28, 2007. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on management’s assessment of internal control over financial reporting.

/S/ JAMES W. WILTZ
President and Chief Executive Officer

/S/ R. STEPHEN ARMSTRONG
Executive Vice President, Chief Financial
Officer and Treasurer

Evaluation of Disclosure Controls and Procedures

As of April 28, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended April 28, 2007, there were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 10, 2007 (the “2007 Proxy Statement”). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in Patterson’s 2007 Proxy Statement and such information is incorporated by reference herein.

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

Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Non-Employee Director Compensation” and “Executive Compensation” in the 2007 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2007 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the captions “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures of the Audit Committee” in the 2007 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of the Company and its subsidiaries are included in Part II, Item 8:

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II—Valuation and Qualifying Accounts for the Years Ended April 28, 2007, April 29, 2006, and April 30, 2005.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit
2.1	Article of Merger and Plan of Merger dated June 23, 2004 [10]

3.1	The Company’s Restated Articles of Incorporation [10]

3.2	The Company’s Bylaws, as amended [1]

4.1	Specimen form of the Company’s Common Stock Certificate [10]

4.2	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, the registrant has omitted to file certain unregistered convertible debentures. The total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of such convertible debentures to the Commission upon request. [8]

4.3	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents [9]

4.4	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP 9

Exhibit
10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended [1]

10.2	Patterson Dental Company 1992 Stock Option Plan [1]

10.3	Patterson Dental Company 1992 Director Stock Option Plan [1]

10.4	Patterson Dental Company Employee Stock Purchase Plan [1]

10.5	Patterson Dental Company Capital Accumulation Plan [2]

10.6	Patterson Companies, Inc. Fiscal 2008 Incentive Plan

10.7	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992 [1]

10.8	Amended and Restated Term Promissory Note dated July 13, 1992 [1]

10.9	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.10	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.11	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc. [4]

10.12	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association [5]

10.13	Amended and Restated Receivables Purchase Agreement dated October 7, 2004 between PDC Funding Company, LLC, Patterson Companies, Inc. and Bank One. [12]

10.14	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [5]

10.15	2001 Non-Employee Director Stock Option Plan [5]

10.16	Amendments to Restated Employee Stock Purchase Plan [5]

10.17	Amended and Restated Employee Stock Ownership Plan [5]

10.18	Stock Option Plan for Canadian Employees [6]

10.19	Patterson Companies, Inc. Equity Incentive Plan [11]

10.20	ESOP Loan Agreement dated April 1, 2002 [7]

10.21	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company [7]

10.22	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent. [8]

10.23	ESOP Loan Agreement dated September 11, 2006 [13]

10.24	ESOP Note dated September 11, 2006 [13]

10.25	Receivables Sale Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [14]

10.26	Contract Purchase Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Companies, Inc., U.S. Bank National Association and The Northern Trust Company [14]

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
2	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.
3	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
4	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
5	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.
6	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.
7	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003.
8	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended October 25, 2003.
9	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 24, 2004.
10	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended July 31, 2004.
11	Incorporated by reference to the Registrant’s Form 8-K/A dated September 14, 2004, filed on September 29, 2004.
12	Incorporated by reference to the Registrant’s Form 8-K dated October 7, 2004, filed on October 12, 2004.
13	Incorporated by reference to the Registrant’s Form 8-K dated September 11, 2006, filed on September 12, 2006.
14	Incorporated by reference to the Registrant’s Form 8-K dated April 27, 2007, filed on May 3, 2007.

(b) See Schedule II.

(c) See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: June 27, 2007	By	/S/ JAMES W. WILTZ
James W. Wiltz,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/S/ JAMES W. WILTZ James W. Wiltz	President and Chief Executive Officer (Principal Executive Officer)	June 27, 2007

/S/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2007

/S/ PETER L. FRECHETTE Peter L. Frechette	Director (Chairman of the Board of Directors)	June 27, 2007

/S/ JOHN D. BUCK John D. Buck	Director	June 27, 2007

/S/ RONALD E. EZERSKI Ronald E. Ezerski	Director	June 27, 2007

/S/ ANDRE B. LACY Andre B. Lacy	Director	June 27, 2007

/S/ CHARLES REICH Charles Reich	Director	June 27, 2007

/S/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	June 27, 2007

/S/ HAROLD C. SLAVKIN Harold C. Slavkin	Director	June 27, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended April 28, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$7,031	$2,040	$500	(3)	$3,024	(1)	$6,547

LIFO inventory adjustment	$33,984	$5,325	$—		$—		$39,309
Inventory obsolescence reserve	6,040	7,206	73	(3)	7,781	(2)	5,538

Total inventory reserve	$40,024	$12,531	$73		$7,781		$44,847

Year ended April 29, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,189	$2,764	$1,692	(3)	$2,614	(1)	$7,031

LIFO inventory adjustment	$28,994	$4,990	$—		$—		$33,984
Inventory obsolescence reserve	4,899	5,446	702	(3)	5,007	(2)	6,040

Total inventory reserve	$33,893	$10,436	$702		$5,007		$40,024

Year ended April 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,437	$1,546	$211	(3)	$2,005	(1)	$5,189

LIFO inventory adjustment	$24,864	$4,130	$—		$—		$28,994
Inventory obsolescence reserve	7,001	3,626	230	(3)	5,958	(2)	4,899

Total inventory reserve	$31,865	$7,756	$230		$5,958		$33,893

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory disposed of or written off.
(3)	Impact of acquisitions and foreign currency translation adjustments.

INDEX TO EXHIBITS

Exhibit 10.6	Patterson Companies, Inc. Fiscal 2008 Incentive Compensation Plan

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002