Form 10-Q
period 2007-07-28
PATTERSON COMPANIES, INC.
filed 2007-09-06
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 28, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Patterson Companies, Inc. had outstanding 139,947,863 shares of common stock as of September 3, 2007.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended July 28, 2007, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2007 Annual Report on Form 10-K filed June 27, 2007 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 28, 2007	April 28, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$294,232	$241,791
Receivables, net	333,642	361,401
Inventory	280,878	250,207
Prepaid expenses and other current assets	34,589	33,091

Total current assets	943,341	886,490

Property and equipment, net	132,179	131,952
Long-term receivables, net	49,829	52,019
Goodwill	663,285	660,573
Identifiable intangibles, net	101,161	102,357
Distribution agreement	100,000	100,000
Other	7,005	6,929

Total assets	$1,996,800	$1,940,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,403	$182,761
Accrued payroll expense	41,423	54,101
Other accrued expenses	82,032	86,348
Income taxes payable	14,946	4,245
Current maturities of long-term debt	50,008	50,014

Total current liabilities	359,812	377,469
Long-term debt	130,077	130,010
Deferred taxes	68,020	53,627

Total liabilities	557,909	561,106

STOCKHOLDERS’ EQUITY
Common stock	1,396	1,395
Additional paid-in capital	180,479	174,420
Accumulated other comprehensive income	24,445	18,372
Retained earnings	1,356,134	1,308,590
Notes receivable from ESOP	(123,563)	(123,563)

Total stockholders’ equity	1,438,891	1,379,214

Total liabilities and stockholders’ equity	$1,996,800	$1,940,320

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 28, 2007	July 29, 2006
Net sales	$701,403	$655,488

Cost of sales	464,269	433,074

Gross profit	237,134	222,414

Operating expenses	161,927	153,877

Operating income	75,207	68,537

Other income and (expense):
Finance income, net	2,348	1,947
Interest expense	(2,497)	(3,806)
Other	754	18

Income before taxes	75,812	66,696

Income taxes	28,268	25,112

Net income	$47,544	$41,584

Earnings per share:
Basic	$0.35	$0.30

Diluted	$0.35	$0.30

Weighted average common shares:
Basic	135,785	138,208

Diluted	136,745	139,168

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	July 28, 2007	July 29, 2006
Operating activities:
Net income	$47,544	$41,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,836	4,859
Amortization of intangibles	1,247	1,385
Share-based compensation	1,969	2,068
Excess tax benefits from share-based compensation	(248)	(489)
Bad debt expense	482	262
Change in assets and liabilities, net of acquired	(2,690)	2,853

Net cash provided by operating activities	53,140	52,522

Investing activities:
Additions to property and equipment, net	(5,007)	(6,665)
Acquisitions, net	(2,828)	(4,064)

Net cash used in investing activities	(7,835)	(10,729)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(8)	(5,002)
Common stock issued, net	3,487	4,118
Excess tax benefits from share-based compensation	248	489

Net cash provided by (used in) financing activities	3,727	(395)

Effect of exchange rate changes on cash	3,409	(566)

Net increase in cash and cash equivalents	52,441	40,832

Cash and cash equivalents at beginning of period	241,791	224,392

Cash and cash equivalents at end of period	$294,232	$265,224

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

July 28, 2007

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 28, 2007 and the results of operations and the cash flows for the periods ended July 28, 2007 and July 29, 2006. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 28, 2007 and July 29, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2007 Annual Report on Form 10-K filed on June 27, 2007.

The condensed consolidated financial statements of Patterson Companies, Inc. include the assets and liabilities of PDC Funding Company, LLC (“PDC Funding”) and PDC Funding Company II, LLC (“PDC Funding II”), wholly owned subsidiaries and separate legal entities under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities of the Company established to sell customer installment sale contracts to outside financial institutions in the normal course of business. The assets of PDC Funding and PDC Funding II would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding or PDC Funding II.

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal 2008 and 2007 represent the 13 weeks ended July 28, 2007 and July 29, 2006, respectively.

Comprehensive Income

Total comprehensive income was $53,617 and $40,853 for the three months ended July 28, 2007 and July 29, 2006, respectively. Other than net income, comprehensive income includes foreign currency translation effects and changes in unrealized gains and losses on cash flow hedging instruments.

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

Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) on April 29, 2007, the first day of fiscal 2008. The adoption required no adjustment to the opening balance of retained earnings on April 29, 2007. On the date of adoption, the gross amount of the liability for unrecognized tax benefits in our consolidated balance sheet was approximately $20 million. If recognized, this amount, net of a $6 million deferred tax asset related to the federal and state deductibility of the gross liability, would decrease our effective tax rate. These amounts have been reclassified from the current to the non-current section of our consolidated balance sheet in accordance with FIN 48.

In accordance with our accounting policy, we include accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. We are not currently under audit by the Internal Revenue Service (“IRS”). The IRS has either examined or waived examination of all periods prior to our fiscal year ended April 28, 2007. Periodically, state, local, and foreign income tax returns are examined by various taxing authorities. We do not believe the outcome of these various examinations would have a material adverse impact on our financial statements.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	July 28, 2007	July 29, 2006
Denominator:
Denominator for basic earnings per share - weighted-average shares	135,785	138,208

Effect of dilutive securities:
Stock options	786	790
Restricted stock	43	7
Employee Stock Purchase Plan	36	40
Capital Accumulation Plan	95	123

Dilutive potential common shares	960	960

Denominator for diluted earnings per share	136,745	139,168

Options to purchase 496 and 807 shares of common stock and 0 and 77 shares of restricted stock outstanding during the three months ended July 28, 2007 and July 29, 2006, respectively, were excluded from the calculation of diluted shares because the effect would be antidilutive.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 28, 2007 and July 28, 2007 are as follows:

	Balance at April 28, 2007	Acquisition Activity	Translation And Other Activity	Balance at July 28, 2007
Dental Supply	$92,529	$—	$261	$92,790
Rehabilitation Supply	479,835	1,928	—	481,763
Veterinary Supply	88,209	523	—	88,732

Total	$660,573	$2,451	$261	$663,285

The increase in the goodwill balance during the three-month period ended July 28, 2007 primarily reflects the preliminary purchase price allocation of acquisitions in the rehabilitation supply and veterinary supply segments. The preliminary purchase price allocations are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of acquired intangible assets excluding goodwill are as follows:

	July 28, 2007	April 28, 2007
Copyrights, trade names and trademarks - unamortized	$76,402	$76,402

Customer lists and other amortizable intangible assets	59,689	59,638
Less: Accumulated amortization	(34,930)	(33,683)

Net amortizable	24,759	25,955

Total identifiable intangible assets, net	$101,161	$102,357

NOTE 3 DERIVATIVE FINANCIAL INSTRUMENTS

In fiscal 2006, the Company entered into certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by JPMorgan Chase Bank, N.A. and PDC Funding. The cap agreements provide a credit enhancement feature for the installment contracts sold by PDC Funding to the commercial paper conduit, and replace a minimum interest rate margin previously required under the sale agreement.

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. Later in fiscal 2006, these caps were amended to adjust the notional amounts to a combined amortizing total of $440 million. The fair value of the two purchased interest rate caps at July 28, 2007 and April 28, 2007 were $0.6 million and $0.3 million, respectively. At each date, these amounts were completely offset by the fair value of the two sold interest rate caps of ($0.6) million and $0.3 million, respectively. Accordingly, the impact to consolidated earnings of the Company is zero.

In fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value (estimated unrealized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurs. As of July 28, 2007 this agreement had a notional amount of approximately $8 million and a nominal estimated unrealized gain. As of April 28, 2007, this agreement had a notional amount of approximately $14 million and an estimated unrealized gain of less than $0.1 million. In fiscal 2007, the Company entered into a similar interest rate swap agreement that, as of July 28, 2007, had a notional amount of approximately $50 million and an estimated unrealized loss of ($0.4) million. As of April 28, 2007, this agreement had a notional amount of approximately $52 million and an estimated unrealized loss of ($0.7) million.

The total net unrealized gain recognized in the statement of income under these interest rate swaps during the three months ended July 28, 2007 was $0.2 million. There was a nominal net unrealized loss recognized during the three months ended July 29, 2006.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K filed June 27, 2007. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, finance, human resources and facilities.

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	July 28, 2007	July 29, 2006
Net sales
Dental supply	$499,727	$472,709
Rehabilitation supply	91,262	82,665
Veterinary supply	110,414	100,114

Consolidated net sales	$701,403	$655,488

Operating income
Dental supply	$57,626	$49,378
Rehabilitation supply	12,827	14,016
Veterinary supply	4,754	5,143

Consolidated operating income	$75,207	$68,537

The following table presents sales information by product category for the Company:

	Three Months Ended
	July 28, 2007	July 29, 2006
Net sales
Consumable and printed products	$463,541	$433,815
Equipment and software	180,860	169,445
Other	57,002	52,228

Total	$701,403	$655,488

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our 2007 Annual Report on Form 10-K filed June 27, 2007, for important background information regarding, among other things, an overview of the markets in which we operate and our business strategies.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 28, 2007	July 29, 2006
Net sales	100.0%	100.0%
Cost of sales	66.2%	66.0%

Gross margin	33.8%	34.0%
Operating expenses	23.1%	23.5%

Operating income	10.7%	10.5%
Other expense, net	0.1%	(0.3)%

Income before income taxes	10.8%	10.2%

Net income	6.8%	6.3%

QUARTER ENDED JULY 28, 2007 COMPARED TO QUARTER ENDED JULY 29, 2006.

Net Sales. Net sales for the three months ended July 28, 2007 (“Current Quarter”) were $701.4 million, which is an increase of 7.0% from $655.5 million reported for the three months ended July 29, 2006 (“Prior Quarter”). Acquisitions and foreign currency exchange rate changes contributed approximately 1.0% of growth.

Dental segment sales increased 5.7% to $499.7 million in the Current Quarter compared to $472.7 million in the Prior Quarter. Sales of consumable dental supplies and printed office products increased 5.7% in the Current Quarter. Dental equipment and software sales grew 3.9%, paced by strong sales of digital radiography and related software, which more than offset reduced sales of CEREC 3D® dental restorative systems. Sales of other services and products rose 11.4%. These sales consist primarily of technical service parts and labor, software support services and artificial teeth.

Sales of the Veterinary segment increased 10.3% from $100.1 million in the Prior Quarter to $110.4 million in the Current Quarter. Sales of equipment and software increased 31% over the Prior Quarter, primarily reflecting of the unit’s strategic emphasis on equipment and including the IntraVet software product line.

The Rehabilitation unit reported sales growth of 10.4% to $91.3 million compared to $82.6 in the Prior Quarter. This unit has opened six branch offices through acquisitions and internal start-ups since the second quarter of fiscal 2007.

Gross Margins. Consolidated gross margin decreased from 34.0% in the Prior Quarter to 33.8% in the Current Quarter.

The dental segment experienced a 40 basis point increase primarily as a result of better freight management. In addition, a special financing promotion had a negative impact on the Prior Quarter.

Gross margins of the veterinary segment decreased 90 basis points in the Current Quarter. This decline was largely due to the decision to terminate an agency relationship with a strategic partner at the beginning of calendar year 2007, which reduced agency commissions quarter-over-quarter. Since agency commissions sales are recorded on a net basis, their impact on gross margins of the segment are significant as compared to distributed sales. In addition, vendor rebates were modestly lower in the Current Quarter.

The rehabilitation segment saw gross margin decline 150 in the Current Quarter. This decline resulted from increased freight costs.

Operating Expenses. In the Current Quarter, operating expenses as a percent of sales were 23.1%, a decrease of 40 basis points from the Prior Quarter.

The operating expense ratio for the dental segment decreased 70 basis points from the Prior Quarter. This expense ratio improvement reflects the leverage of infrastructure investments over the past two years, elimination of duplicate costs from the distribution system, and expense management throughout the segment.

The veterinary segment also lowered its operating expense ratio, which declined 20 basis points. While this segment continues to invest in the expansion and strengthening of its equipment and technical service capabilities, it has benefited from the distribution system realignment which allowed for the closing of a stand alone warehouse in the past year.

Operating expenses as a percentage of sales increased 140 basis points over Prior Quarter for the rehabilitation segment. Acquisitions and greenfield branch start-ups during the past year are contributing expense that, in the short-term, is increasing its operating expense ratio.

Operating Income. Operating income was $75.2 million, or 10.7% of net sales in the Current Quarter. In the Prior Quarter, operating income was $68.5 million, or 10.5% of net sales. As discussed above, the improvement in operating margin by 20 basis points reflects an operating expense improvement of 40 basis points partially offset by a 20 basis point decline in consolidated gross margins.

Other Expense, Net. Net other income was approximately $0.6 million for the Current Quarter compared to a net other expense of $1.8 million for the Prior Quarter. This change results from $1.4 million less interest expense in the Current Quarter due to debt payments made in the prior year as well as increases in foreign currency exchange gains and finance income.

Income Taxes. The effective income tax rate for the Current Quarter was 37.3%, down slightly than the Prior Quarter rate of 37.7%.

Earnings Per Share. Current Quarter net income increased 14.3% over prior year to $47.5 million. Net income in the Prior Quarter was $41.6 million. Earnings per diluted share was $0.35 in the Current Quarter and $0.30 in the Prior Quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $53.1 million of cash flow from operating activities in the Current Period, compared to $52.5 million of cash flow from operating activities in the Prior Quarter.

Net cash used in investing activities in the Current Period was $7.8 million compared to $10.7 million in the Prior Quarter. Capital expenditures of $5.0 million in the Current Quarter were down from $6.7 in the year-earlier quarter. The Company expects to invest approximately $30 million in capital expenditures during fiscal year 2008, including the expansion of an existing distribution center to accommodate multiple business units, and the continuing expansion of information systems.

A $50 million payment on fixed-rate debt becomes due in November 2007. A $200 million revolving credit facility is available until November 2008. No amounts are currently outstanding under the revolving credit facility.

The Company expects funds generated by operations, existing cash balances and availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) on April 29, 2007. The adoption required no adjustment to the opening balance of retained earnings on April 29, 2007. On the date of adoption, the gross amount of the liability for unrecognized tax benefits in our consolidated balance sheet was approximately $20 million. If recognized, this amount, net of a $6 million deferred tax asset related to the federal and state deductibility of the gross liability, would decrease our effective tax rate. These amounts have been reclassified from the current to the non-current section of our consolidated balance sheet in accordance with FIN 48.

Except for the adoption of FIN 48, there has been no material change in the Company's Critical Accounting Policies and Estimates, as disclosed in its 2007 Annual Report on Form 10-K filed June 27, 2007.

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

There have been no material changes since April 28, 2007 in the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s 2007 Annual Report on Form 10-K filed June 27, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 28, 2007. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 28, 2007.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2006, pursuant to the Court’s order, lead plaintiffs were selected in In Re Patterson Companies, Inc. Securities Litigation and Amended Complaints were filed in all three cases. On May 30, 2006, the Company filed its Motion to Dismiss all three cases. On March 20, 2007, the Court granted the Company’s Motion to Dismiss with prejudice in the Securities and ERISA cases, and granted the Motion to Dismiss without prejudice in the Derivative case (the Cadd case). A notice of appeal was timely filed only in the Cadd case. On July 13, 2007 the appeal in the Cadd case was voluntarily dismissed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. The Company did not repurchase any shares under the program during the quarter ended July 28, 2007 and has not made any repurchases since the program’s approval in September 2004. As of July 28, 2007, the Company had authority to repurchase six million shares under that program. The repurchase authorization expires on September 30, 2009.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2007 Annual Report on Form 10-K filed June 27, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 6, 2007

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