Form 10-Q
period 2007-10-27
PATTERSON COMPANIES, INC.
filed 2007-12-06
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Patterson Companies, Inc. had outstanding 139,823,272 shares of common stock as of December 4, 2007.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended October 27, 2007, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2007 Annual Report on Form 10-K filed June 27, 2007 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	October 27,	April 28,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$345,142	$241,791
Receivables, net	348,346	361,401
Inventory	280,444	250,207
Prepaid expenses and other current assets	37,640	33,091

Total current assets	1,011,572	886,490

Property and equipment, net	132,391	131,952
Long-term receivables, net	49,349	52,019
Goodwill	670,725	660,573
Identifiable intangibles, net	102,119	102,357
Distribution agreement, net	99,756	100,000
Other	9,014	6,929

Total assets	$2,074,926	$1,940,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,774	$182,761
Accrued payroll expense	48,920	54,101
Other accrued expenses	85,056	86,348
Income taxes payable	—	4,245
Current maturities of long-term debt	50,008	50,014

Total current liabilities	365,758	377,469
Long-term debt	130,069	130,010
Deferred taxes	67,532	53,627

Total liabilities	563,359	561,106

STOCKHOLDERS’ EQUITY
Common stock	1,397	1,395
Additional paid-in capital	185,525	174,420
Accumulated other comprehensive income	38,332	18,372
Retained earnings	1,409,876	1,308,590
Notes receivable from ESOP	(123,563)	(123,563)

Total stockholders’ equity	1,511,567	1,379,214

Total liabilities and stockholders’ equity	$2,074,926	$1,940,320

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Net sales	$741,992	$694,273	$1,443,395	$1,349,761
Cost of sales	489,693	458,644	953,962	891,718

Gross profit	252,299	235,629	489,433	458,043
Operating expenses	166,686	157,608	328,613	311,485

Operating income	85,613	78,021	160,820	146,558
Other income and (expense):
Finance income, net	2,710	2,120	5,058	4,067
Interest expense	(2,599)	(3,830)	(5,096)	(7,636)
Gain on currency exchange	644	208	1,398	226

Income before taxes	86,368	76,519	162,180	143,215
Income taxes	32,627	28,282	60,895	53,394

Net income	$53,741	$48,237	$101,285	$89,821

Earnings per share:
Basic	$0.40	$0.35	$0.75	$0.65

Diluted	$0.39	$0.35	$0.74	$0.65

Weighted average common shares:
Basic	135,907	137,757	135,846	137,983

Diluted	136,923	138,728	136,834	138,948

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	October 27,	October 28,
	2007	2006
Operating activities:
Net income	$101,285	$89,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,675	10,000
Amortization of intangibles	2,649	2,856
Share-based compensation	3,978	4,065
Excess tax benefits from share-based compensation	(529)	(504)
Bad debt expense	1,696	1,153
Change in assets and liabilities, net of acquired	(9,915)	(24,916)

Net cash provided by operating activities	108,839	82,475

Investing activities:
Additions to property and equipment, net	(9,180)	(9,726)
Acquisitions, net	(11,539)	(8,665)

Net cash used in investing activities	(20,719)	(18,391)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(16)	(10,013)
Loan to ESOP	—	(105,000)
Common stock issued, net	6,598	7,698
Excess tax benefits from share-based compensation	529	504

Net cash provided by (used in) financing activities	7,111	(106,811)
Effect of exchange rate changes on cash	8,120	(107)

Net increase (decrease) in cash and cash equivalents	103,351	(42,834)
Cash and cash equivalents at beginning of period	241,791	224,392

Cash and cash equivalents at end of period	$345,142	$181,558

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 27, 2007

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 27, 2007 and the results of operations and the cash flows for the periods ended October 27, 2007 and October 28, 2006. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 27, 2007 and October 28, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2007 Annual Report on Form 10-K filed on June 27, 2007.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The second quarter and the first six months of fiscal 2008 and 2007 represent the 13 weeks and 26 weeks ended October 27, 2007 and October 28, 2006, respectively.

Comprehensive Income

Total comprehensive income was $67,628 and $121,245 for the three and six months ended October 27, 2007, respectively, and $50,090 and $90,943 for the three and six months ended October 28, 2006, respectively. Other than net income, comprehensive income also includes foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.

Distribution Agreement

In fiscal 2006, the Company extended its exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC® 3D dental restorative system. The Company paid a $100 million distribution fee to extend the agreement for a 10-year period that began in October 2007. The unamortized portion of the distribution fee is reflected as a non-current asset in the condensed consolidated balance sheet. The amortization of this fee will occur over the 10-year period and will reflect the pattern in which the economic benefits of the fee are realized.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Denominator:
Denominator for basic earnings per share-weighted-average shares	135,907	137,757	135,846	137,983

Effect of dilutive securities:
Stock options	770	739	777	765
Restricted stock	62	9	53	8
Employee Stock Purchase Plan	34	38	35	39
Capital Accumulation Plan	150	185	123	153

Dilutive potential common shares	1,016	971	988	965

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	136,923	138,728	136,834	138,948

Options to purchase 445 and 471 shares of common stock during the three and six months ended October 27, 2007, respectively, and 849 and 807 shares during the three and six months ended October 28, 2006, respectively, are excluded from the calculation of diluted earnings per share because the effect would have been antidilutive. Unvested restricted stock awards outstanding excluded from the calculation of diluted earnings per share were 76 and 77 shares during the three and six months ended October 28, 2006, because the effect would have been antidilutive.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 28, 2007 and October 27, 2007 are as follows:

	Balance at April 28, 2007	Acquisition Activity	Translation And Other Activity	Balance at October 27, 2007
Dental Supply	$92,529	$—	$818	$93,347
Rehabilitation Supply	479,835	8,785	—	488,620
Veterinary Supply	88,209	549	—	88,758

Total	$660,573	$9,334	$818	$670,725

The increase in the goodwill balance during the six-month period ended October 27, 2007 primarily reflects the preliminary purchase price allocation of acquisitions. The preliminary purchase price allocations are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of acquired intangible assets excluding goodwill are as follows:

	October 27, 2007	April 28, 2007
Copyrights, trade names and trademarks - unamortized	$76,402	$76,402

Customer lists and other amortizable intangible assets	61,805	59,638
Less: Accumulated amortization	(36,088)	(33,683)

Net amortizable	25,717	25,955

Total identifiable intangible assets, net	$102,119	$102,357

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

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. Later in fiscal 2006, these caps were amended to adjust the notional amounts to a combined amortizing total of $440 million. The fair value of the two purchased interest rate caps at both October 27, 2007 and April 28, 2007 were $0.3 million. At each date, these amounts were completely offset by the fair value of the two sold interest rate caps of ($0.3) million. Accordingly, the impact to consolidated earnings of the Company is zero.

In the second quarter of fiscal 2007, PDC Funding II and Patterson Companies, Inc. entered into similar offsetting and identical interest rate cap agreements. These agreements have an amortizing notional of $110 million and a fair value of $1.8 million and ($1.8) million, respectively, as of October 27, 2007.

In fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value (estimated unrealized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurs. As of October 27, 2007 this agreement had a notional amount of approximately $2 million and a nominal estimated unrealized gain. As of April 28, 2007, this agreement had a notional amount of approximately $14 million and an estimated unrealized gain of less than $0.1 million. In fiscal 2007, the Company entered into a similar interest rate swap agreement that, as of October 27, 2007, had a notional amount of approximately $47 million and an estimated unrealized loss of ($0.9) million. As of April 28, 2007, this agreement had a notional amount of approximately $52 million and an estimated unrealized loss of ($0.7) million.

For the three and six month periods ended October 27, 2007, the total net unrealized loss recognized in the statements of income was $0.5 million and $0.3 million, respectively. During both the three and six month periods ended October 28, 2006, the total net unrealized loss recognized in the statements of income was $1.0 million.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Net sales
Dental supply	$534,505	$512,200	$1,034,232	$984,909
Rehabilitation supply	98,563	86,711	189,825	169,376
Veterinary supply	108,924	95,362	219,338	195,476

Consolidated net sales	$741,992	$694,273	$1,443,395	$1,349,761

Operating income
Dental supply	$66,105	$59,347	$123,731	$108,725
Rehabilitation supply	14,187	13,584	27,014	27,600
Veterinary supply	5,321	5,090	10,075	10,233

Consolidated operating income	$85,613	$78,021	$160,820	$146,558

The following table presents sales information by product for the Company:

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Net sales
Consumable and printed products	$480,023	$440,394	$943,564	$874,209
Equipment and software	200,029	198,575	380,889	368,020
Other	61,940	55,304	118,942	107,532

Total	$741,992	$694,273	$1,443,395	$1,349,761

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0%	66.1%	66.1%	66.1%

Gross margin	34.0%	33.9%	33.9%	33.9%
Operating expenses	22.5%	22.7%	22.8%	23.1%

Operating income	11.5%	11.2%	11.1%	10.8%
Other (expense) income, net	0.1%	(0.2)%	0.1%	(0.2)%

Income before income taxes	11.6%	11.0%	11.2%	10.6%

Net income	7.2%	6.9%	7.0%	6.7%

QUARTER ENDED OCTOBER 27, 2007 COMPARED TO QUARTER ENDED OCTOBER 28, 2006.

Net Sales. Net sales for the three months ended October 27, 2007 (“Current Quarter”) were $742.0 million, which is an increase of 6.9% from $694.3 million reported for the three months ended October 28, 2006 (“Prior Quarter”).

Dental segment sales increased 4.4% to $534.5 million in the Current Quarter compared to $512.2 million in the Prior Quarter. Sales of consumable dental supplies and printed office products increased 7.0% in the Current Quarter. Dental equipment and software sales declined 2.5%. Sales of the CEREC 3D® dental restorative system, including the upgraded crown milling chamber, declined 1.9% compared to the Prior Quarter. Sales of other services and products rose 12.9% and consist primarily of technical service parts and labor, software support services and artificial teeth.

The Veterinary segment reported sales growth of 14.2%, from $95.4 million in the Prior Quarter to $108.9 million in the Current Quarter. Consumable sales increased 15.7% and included the contribution of two new pet medications that were introduced late in the Current Quarter. Sales of equipment and software increased 5.5% over the Prior Quarter.

Rehabilitation segment sales grew 13.7% to $98.6 million compared to $86.7 in the Prior Quarter. This unit has opened eight branch offices through acquisitions and internal start-ups during the past twelve months.

Gross Margins. Consolidated gross margin increased from 33.9% in the Prior Quarter to 34.0% in the Current Quarter.

The Dental segment experienced a 60 basis point increase resulting from several factors, including improvement in point-of-sale margins, better freight management and product mix.

Gross margins of the Veterinary segment decreased 160 basis points in the Current Quarter. This decline was largely due to the decision to terminate an agency relationship with a strategic partner at the beginning of calendar year 2007, which reduced agency commissions quarter-over-quarter. In addition, consumables sales growth outpaced that of higher-margin equipment and software, causing a dilutive impact on total gross margin of the segment.

The Rehabilitation segment gross margin remained flat at 37.9%.

Operating Expenses. In the Current Quarter, operating expenses as a percent of sales were 22.5%, a decrease of 20 basis points from the Prior Quarter.

The operating expense ratio for the Dental and Veterinary segments improved 20 and 120 basis points, respectively, from the Prior Quarter as these segments improved their operating leverage. The leverage of infrastructure investments over the past two years and the elimination of duplicate costs from the distribution system both contributed to the improvement.

Operating expenses as a percentage of sales increased 130 basis points over Prior Quarter for the Rehabilitation segment. Investments in new branch offices opened in the past year and in information systems are the primary contributors to the higher operating expenses. The impact of these investments is expected to lessen during the second half of fiscal 2008.

Operating Income. Operating income was $85.6 million, or 11.5% of net sales in the Current Quarter. In the Prior Quarter, operating income was $78.0 million, or 11.2% of net sales. As discussed above, the improvement in operating margin by 30 basis points reflects an operating expense improvement of 20 basis points in addition to a 10 basis point increase in consolidated gross margin.

Other Income (Expense), Net. Net other income was approximately $0.8 million for the Current Quarter compared to a net other expense of $1.5 million for the Prior Quarter. This change results from $1.2 million less interest expense in the Current Quarter due to debt payments made over the past year. Also contributing the change were higher investment income driven by higher cash balances and higher foreign currency exchange gains.

Income Taxes. The effective income tax rate for the Current Quarter was 37.8% compared to 37.0% in the Prior Quarter, which benefited from the release of reserves due to the settlement of tax audits in certain foreign jurisdictions.

Earnings Per Share. Current Quarter net income increased 11.4% to $53.7 million. Earnings per diluted share was $0.39 in the Current Quarter and $0.35 in the Prior Quarter.

SIX MONTHS ENDED OCTOBER 27, 2007 COMPARED TO SIX MONTHS ENDED OCTOBER 28, 2006.

Net Sales. Net sales for the six months ended October 27, 2007 (“Current Period”) totaled $1,443.4 million, a 6.9% increase from $1,349.8 million reported for the six months ended October 28, 2006 (“Prior Period”). Acquisitions and favorable foreign currency translation rates contributed approximately 1.3% to sales growth.

Dental segment sales of $1,034.2 million in the Current Period represents an increase of 5.0% from $984.9 million the Prior Period. Sales of consumables and printed office products were $605.5 million, or 6.4% higher than $569.3 million in the Prior Period. Sales of equipment and software rose 0.5%. Sales of basic equipment and software grew 2.2%, but was partially offset by reduced sales of CEREC 3D® dental restorative systems. Other sales, including technical service parts and labor, software support services and artificial teeth, increased 12.2% in the Current Period.

Veterinary segment sales rose to $219.3 million, up 12.2% from $195.5 million in the Prior Period. Growth in sales of both consumables and equipment, which were 12.7% and 16.8%, respectively, contributed to the increase. Other sales declined in the Current Period due to lower commissions as certain product categories distributed under an agency agreement in the Prior Period are now being sold as fully distributed products.

The Rehabilitation business segment reported Current Period sales of $189.8 million, which is 12.1% higher than Prior Period sales of $169.4 million. This growth includes the impact of new branch locations opened through acquisitions and internal start-ups as well as a 1.6% contribution from favorable foreign currency translation rates.

Gross Margins. Consolidated gross margin was 33.9% in both periods.

Gross margin at the dental unit increased 50 basis points in the Current Period, due to better freight management, improved point-of-sale margins and product mix. In addition, the expense of a special financing promotion had a negative impact in the Prior Period.

The Veterinary supply business experienced a decrease in its gross margin of 120 basis points due largely to the decision to terminate an agency relationship, which reduced agency commissions period-over-period.

Patterson Medical’s gross margin declined approximately 70 basis points in the Current Period due to higher freight costs in the first three months of fiscal 2008 as compared to fiscal 2007.

Operating Expenses. In the Current Period, consolidated operating expenses, as a percent of sales were 22.8%. Prior Period operating expense was 23.1%, or 30 basis points higher than the Current Period operating expense ratio.

The Dental segment’s operating expense ratio decreased 40 basis points. This improvement reflects the leverage of infrastructure investments over the past two years and the elimination of duplicate costs from the distribution.

The operating expense ratio of the Veterinary unit declined 60 basis points in the Current Period. This improvement is due both to leverage from higher sales volume as well as distribution system realignment, including the closing of a stand alone warehouse.

The infrastructure expense of acquisitions and greenfield branch start-ups at the Rehabilitation unit have caused a short-term increase in the operating expense ratio, which was 140 basis points higher in the Current Period as compared to the Prior Period.

Operating Income. Operating income was $160.8 million, or 11.1% of net sales in the Current Period, compared to $146.6 million, or 10.9% reported in the Prior Period.

Other Income (Expense), Net. Current Period net other income totaled $1.4 million, while Prior Period net other expense was $3.3 million, a difference of $4.7 million. Interest expense was $2.5 million less in the Current Period due to payments of debt principal over the past year. Higher cash balances on hand have resulted in additional investment income of $1.0 million in the Current Period. Finally, higher gains on foreign currency exchange transactions contributed $1.2 million of additional other income.

Income Taxes. The effective income tax rate for the Current Period was 37.5%, up slightly from 37.3% in the Prior Period.

Earnings Per Share. Reported earnings increased 12.8% to $101.3 million. Earnings per diluted share were $0.74 in the Current Period compared to $0.65 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $108.8 million of cash flow from operating activities in the Current Period, compared to $82.5 million in the Prior Period. At the end of the Prior Period, the Company held approximately $26 million of contract receivables related to a special financing promotion that were subsequently sold in fiscal 2007.

Net cash used in investing activities in the Current Period was $20.7 million compared to $18.4 million in the Prior Quarter. Capital expenditures of $9.2 million in the Current Period were comparable to the $9.7 million spent in the Prior Period. The Company expects to invest $25 to $30 million in capital expenditures for the full 2008 fiscal year, including the renovation of an existing distribution center in California to accommodate multiple business units.

Net cash provided by financing activities was $7.1 million in the Current Period, compared to net cash used of $106.8 million in the Prior Period. In September 2006, the Company loaned $105 million to its Employee Stock Ownership Program. In addition, $10 million of debt payments were made on a term loan in the Prior Period. The term loan was fully paid at the end of fiscal 2007.

The Current Period effect of exchange rate changes on cash was $8.1 million compared to ($0.1) in the Prior Period, due primarily to the strengthening of the Canadian dollar as compared to the U.S. dollar.

Subsequent to the Current Period, a scheduled payment of $50 million on fixed-rate debt was made. In addition, a $200 million revolving credit facility available until November 2008 was amended and restated to increase the capacity of the facility to $300 million until November 2012.

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

Except for the adoption of FIN 48, there has been no material change in the Company’s Critical Accounting Policies and Estimates, as disclosed in its 2007 Annual Report on Form 10-K filed June 27, 2007.

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

There have been no material changes since April 28, 2007 in the Company’s market risk. In November 2007, the Company paid $50 million of maturing debt, which had a fixed rate of 3.65%. For further information on market risk, refer to Item 7A in the Company’s 2007 Annual Report on Form 10-K filed June 27, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the

Exchange Act) as of October 27, 2007. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 27, 2007.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 27, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. The Company did not repurchase any shares under the program during the quarter ended October 27, 2007 and has not made any repurchases since the program’s approval in September 2004. As of October 27, 2007, the Company had authority to repurchase six million shares under that program. The repurchase authorization expires on September 30, 2009.

ITEM 3.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on September 10, 2007, the Company’s shareholders approved the following matters:

1.	ELECTION OF DIRECTORS

	Voted for	Withheld
To serve for a three-year term expiring in 2010:
John D. Buck	129,186,384	1,591,953
Peter L. Frechette	129,273,250	1,505,087
Charles Reich	129,525,935	1,252,402

There were no abstentions or broker non-votes. The other directors of the Company whose terms in office continued after the 2007 Annual Meeting of Shareholders are as follows: Term expiring at the 2008 Annual Meeting —Ronald E. Ezerski and Andre B. Lacy. Term expiring at the end of the 2009 Annual Meeting —Ellen A. Rudnick, Harold C. Slavkin, and James W. Wiltz.

2.	APPROVAL OF THE AMENDMENT TO THE EQUITY INCENTIVE PLAN. The vote was 112,854,444 for, 4,047,237 against, 1,070,459 abstentions and 12,806,197 broker non-votes.

3.	RATIFY THE SELECTION OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL 2008. The vote was 129,707,181 for, 337,163 against, and 733,993 abstentions. There were no broker non-votes.

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
Dated: December 6, 2007
	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amended and Restated Credit Agreement, dated as of November 28, 2007, among Patterson Companies, Inc., as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Incorporated by reference to Registrant’s Form 8-K dated November 28, 2007, filed December 3, 2007.