Form 10-Q
period 2008-01-26
PATTERSON COMPANIES, INC.
filed 2008-03-06
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐     Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Patterson Companies, Inc. had outstanding 129,346,610 shares of common stock as of March 3, 2008.

PATTERSON COMPANIES, INC.

I NDEX

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended January 26, 2008, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2007 Annual Report on Form 10-K filed June 27, 2007 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 26, 2008	April 28, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,228	$241,791
Receivables, net	366,838	361,401
Inventory	288,777	250,207
Prepaid expenses and other current assets	36,681	33,091

Total current assets	863,524	886,490

Property and equipment, net	133,980	131,952
Long-term receivables, net	52,393	52,019
Goodwill	672,273	660,573
Identifiable intangibles, net	100,873	102,357
Distribution agreement, net	98,649	100,000
Other	7,978	6,929

Total assets	$1,929,670	$1,940,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	187,031	182,761
Accrued payroll expense	55,066	54,101
Other accrued expenses	113,942	86,348
Income taxes payable	6,623	4,245
Current maturities of long-term debt	130,052	50,014

Total current liabilities	492,714	377,469

Long-term debt	60,057	130,010
Deferred taxes	70,415	53,627

Total liabilities	623,186	561,106

STOCKHOLDERS’ EQUITY
Common stock	$1,319	$1,395
Additional paid-in capital	—	174,420
Accumulated other comprehensive income	30,700	18,372
Retained earnings	1,398,028	1,308,590
Notes receivable from ESOP	(123,563)	(123,563)

Total stockholders’ equity	1,306,484	1,379,214

Total liabilities and stockholders’ equity	$1,929,670	$1,940,320

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007
Net sales	$776,946	$709,494	$2,220,341	$2,059,255

Cost of sales	507,808	459,228	1,461,770	1,350,946

Gross profit	269,138	250,266	758,571	708,309

Operating expenses	172,024	157,580	500,637	469,065

Operating income	97,114	92,686	257,934	239,244

Other income and (expense):
Finance income, net	2,813	1,868	7,871	5,935
Interest expense	(2,383)	(3,366)	(7,479)	(11,002)
Gain (loss) on currency exchange	(28)	(203)	1,370	23

Income before taxes	97,516	90,985	259,696	234,200

Income taxes	37,152	32,394	98,047	85,788

Net income	$60,364	$58,591	$161,649	$148,412

Earnings per share:

Basic	$0.45	$0.43	$1.20	$1.08

Diluted	$0.45	$0.43	$1.19	$1.07

Weighted average common shares:

Basic	134,050	135,601	135,247	137,189

Diluted	134,935	136,567	136,201	138,154

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	January 26, 2008	January 27, 2007
Operating activities:
Net income	$161,649	$148,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,527	15,017
Amortization	4,970	4,320
Share-based compensation	5,954	5,881
Excess tax benefits from share-based compensation	(585)	(607)
Bad debt expense	2,396	1,633
Change in assets and liabilities, net of acquired	(20,778)	(57,744)

Net cash provided by operating activities	168,133	116,912

Investing activities:
Additions to property and equipment, net	(16,344)	(14,730)
Proceeds from disposals of property and equipment	—	9,163
Acquisitions, net	(12,967)	(12,665)

Net cash used in investing activities	(29,311)	(18,232)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(50,024)	(85,013)
Borrowings from credit facility	60,000	—
Loan to ESOP	—	(105,000)
Repurchases of common stock	(236,732)	—
Common stock issued, net	10,306	20,317
Excess tax benefits from share-based compensation	585	607

Net cash used in financing activities	(215,865)	(169,089)

Effect of exchange rate changes on cash	6,480	(1,519)

Net decrease in cash and cash equivalents	(70,563)	(71,928)

Cash and cash equivalents at beginning of period	241,791	224,392

Cash and cash equivalents at end of period	$171,228	$152,464

Supplemental noncash flow disclosure:
Repurchases of common stock with liability due to broker	$26,754	—

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

January 26, 2008

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 26, 2008 and the results of operations and the cash flows for the periods ended January 26, 2008 and January 27, 2007. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 26, 2008 and January 27, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2007 Annual Report on Form 10-K filed on June 27, 2007.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The third quarter and the first nine months of fiscal 2008 and 2007 represent the 13 weeks and 39 weeks ended January 26, 2008 and January 27, 2007, respectively.

Comprehensive Income

Total comprehensive income was $52,732 and $173,977 for the three and nine months ended January 26, 2008, respectively, and $67,628 and $121,245 for the three and nine months ended January 27, 2007, respectively. Other than net income, comprehensive income also includes foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.

Distribution Agreement

In fiscal 2006, the Company extended its exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC® 3D dental restorative system. The Company paid a $100 million distribution fee to extend the agreement for a 10-year period that began in October 2007. The unamortized portion of the distribution fee is reflected as a non-current asset in the condensed consolidated balance sheet. The amortization of this fee is being recognized over the 10-year period and reflects the pattern in which the economic benefits of the fee are realized.

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

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. We are not currently under audit by the Internal Revenue Service (“IRS”). The IRS has either examined or waived examination of all periods prior to our fiscal year ended April 30, 2005. Periodically, state, local, and foreign income tax returns are examined by various taxing authorities. We do not believe the outcome of these various examinations would have a material adverse impact on our financial statements.

Share Repurchase

In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. In December 2007, the Company’s Board of Directors expanded this program to allow for the purchase of up to twenty five million shares of common stock in open market transactions. During the three months ended January 26, 2008, approximately 8 million shares of common stock were repurchased at a cost of $263.5 million under the expanded program. There were no repurchases under this program until December 2007. As of January 26, 2008, the Company had authority to repurchase approximately seventeen million shares under the program. The repurchase authorization expires on December 31, 2012.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Denominator:
Denominator for basic earnings per share - weighted-average shares	134,050	135,601	135,247	137,189

Effect of dilutive securities:
Stock options	664	750	740	760
Restricted stock	54	21	53	12
Employee stock purchase plan	32	37	34	38
Capital accumulation plan	135	158	127	155

Dilutive potential common shares	885	966	954	965

Denominator for diluted earnings per share	134,935	136,567	136,201	138,154

Options to purchase 679 and 540 shares of common stock during the three and nine months ended January 26, 2008, respectively, and 707 and 774 shares during the three and nine months ended January 27, 2007, respectively, are excluded from the calculation of diluted earnings per share because the effect would have been antidilutive. Unvested restricted stock awards outstanding excluded from the calculation of diluted earnings per share were 75 and 77 shares during the three and nine months ended January 27, 2007.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 28, 2007 and January 26, 2008 are as follows:

	Balance at April 28, 2007	Acquisition Activity	Translation And Other Activity	Balance at January 26, 2008
Dental Supply	$92,529	$—	$553	$93,082
Rehabilitation Supply	479,835	10,581	—	490,416
Veterinary Supply	88,209	566	—	88,775

Total	$660,573	$11,147	$553	$672,273

The increase in the goodwill balance during the nine-month period ended January 26, 2008 primarily reflects the preliminary purchase price allocation of acquisitions. The majority of acquisitions during the period have been dealer/distributors in the rehabilitation equipment and supply business. The preliminary purchase price allocations are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of acquired intangible assets, excluding goodwill, are as follows:

	January 26, 2008	April 28, 2007
Copyrights, trade names and trademarks - unamortized	$76,402	$76,402

Customer lists and other amortizable intangible assets	61,774	59,638
Less: Accumulated amortization	(37,303)	(33,683)

Net amortizable	24,471	25,955

Total identifiable intangible assets, net	$100,873	$102,357

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

PDC Funding purchased two interest rate caps from banks with combined amortizing notional amounts of $400 million. At the same time, Patterson Companies, Inc. sold two identical interest rate caps to the same banks. Later in fiscal 2006, these caps were amended to adjust the notional amounts to a combined amortizing total of $440 million. The fair value of the two purchased interest rate caps at both January 26, 2008 and April 28, 2007 were $0.1 million. At each date, these amounts were completely offset by the fair value of the two sold interest rate caps of ($0.1) million. Accordingly, the impact to consolidated earnings of the Company is zero.

In the second quarter of fiscal 2007, PDC Funding II and Patterson Companies, Inc. entered into similar offsetting and identical interest rate cap agreements. These agreements have an amortizing notional of $110 million and a fair value of $1.6 million and ($1.6) million, respectively, as of January 26, 2008.

In fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value (estimated unrealized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurs. As of January 26, 2008 this agreement, which is scheduled to expire in the third quarter of fiscal 2008, had a notional amount of approximately $0.1 million and an estimated fair value of zero. As of April 28, 2007, this agreement had a notional amount of approximately $14 million and an estimated unrealized gain of less than $0.1 million. In fiscal 2007, the Company entered into a similar interest rate swap agreement that, as of January 26, 2008, had a notional amount of approximately $44 million and an estimated unrealized loss of $2.1 million. As of April 28, 2007, this agreement had a notional amount of approximately $52 million and an estimated unrealized loss of $0.7 million.

For the three and nine month periods ended January 26, 2008, the total net unrealized loss recognized in the statements of income was $1.2 million and $1.5 million, respectively. During both the three and nine month periods ended January 27, 2007, the total net unrealized loss recognized in the statements of income was $1.0 million.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net sales
Dental supply	$584,942	$537,148	$1,619,174	$1,522,057
Rehabilitation supply	84,384	78,083	274,209	247,459
Veterinary supply	107,620	94,263	326,958	289,739

Consolidated net sales	$776,946	$709,494	$2,220,341	$2,059,255

Operating income
Dental supply	$80,246	$77,046	$203,977	$185,771
Rehabilitation supply	11,199	10,935	38,213	38,535
Veterinary supply	5,669	4,705	15,744	14,938

Consolidated operating income	$97,114	$92,686	$257,934	$239,244

The following table presents sales information by product for the Company:

	Three Months Ended		Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net Sales
Consumable and printed products	$449,721	$420,934	$1,393,285	$1,295,143
Equipment and software	262,200	234,159	643,089	602,179
Other	65,025	54,401	183,967	161,933

Total	$776,946	$709,494	$2,220,341	$2,059,255

M ANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.4%	64.7%	65.8%	65.6%

Gross margin	34.6%	35.3%	34.2%	34.4%
Operating expenses	22.1%	22.2%	22.5%	22.8%

Operating income	12.5%	13.1%	11.6%	11.6%
Other income(expense) , net	0.1%	(0.3)%	0.1%	(0.3)%

Income before taxes	12.6%	12.8%	11.7%	11.3%

Net income	7.8%	8.3%	7.3%	7.2%

QUARTER ENDED JANUARY 26, 2008 COMPARED TO QUARTER ENDED JANUARY 27, 2007.

Net Sales. Net sales for the three months ended January 26, 2008 (“Current Quarter”) increased 9.5% to $776.9 million as compared to $709.5 million for the three months ended January 27, 2007 (“Prior Quarter”). The Current Quarter included one less selling day than the Prior Quarter, which had the effect of reducing the revenue growth rates for consumable supplies by one to two percentage points in each of our segments.

Dental segment sales increased 8.9% to $584.9 million in the Current Quarter compared to $537.1 million in the Prior Quarter. Sales of consumable dental supplies and printed office products increased 4.0% in the Current Quarter, or by 5-6% after giving effect to the reduced number of selling days. Dental equipment and software sales increased 12.8%. The growth rate of basic dental equipment, including digital radiography systems and related software, was 13.5%, while sales of the CEREC 3D® dental restorative system grew 10.0%. Sales of other services and products rose 20.6%.

The Veterinary segment reported sales growth of 14.2%, from $94.3 million in the Prior Quarter to $107.6 million in the Current Quarter. This growth was led by the sale of consumables which increased 15.4%.

Rehabilitation segment sales grew 8.1% to $84.4 million compared to $78.1 in the Prior Quarter. This sales growth includes contribution from the branch offices that have been opened over the past year as part of the segment’s initiative to expand and strengthen its value-added business model.

Gross Margins. Consolidated gross margin decreased from 35.3% in the Prior Quarter to 34.6% in the Current Quarter, led by the Dental segment’s 60 basis point decrease. Also, since the Veterinary segment is contributing sales growth at a higher rate than the other two segments, and produces a lower gross margin, there is a dilutive effect on the consolidated gross margin rate.

The lower gross margin in the Dental segment resulted primarily from a change in product mix. Basic equipment, which generally carries a lower gross margin than that of consumables and software, made up a higher percentage of total sales in the Current Quarter. Other factors which caused some decline in the gross margin included a calendar year-end equipment financing promotion which did not run in the Prior Quarter and a local currency price reduction in Canada to address the strengthening Canadian dollar.

Gross margins of the Veterinary segment decreased 80 basis points in the Current Quarter. More products, especially in the flea & tick and heartworm categories, are being fully distributed instead of being sold under agency arrangements. Lower vendor rebates in the Current Quarter also contributed to the dilution of the gross margin.

The Rehabilitation segment gross margin decreased by 10 basis points from the Prior Quarter.

Operating Expenses. In the Current Quarter, operating expenses as a percent of sales were 22.1%, a decrease of 10 basis points from the Prior Quarter.

The operating expense ratio for the Dental segment increased 10 basis points from the Prior Quarter. Due to the performance levels in certain incentive compensation programs being achieved earlier this year compared to prior year, the related expense in the Current Quarter was more significant than in the Prior Quarter. To a lesser extent, the timing of certain marketing related expenses between years also negatively impacted the Dental expense leverage.

The Veterinary segment improved 100 basis points from the Prior Quarter due to leverage on sales and consolidation of the distribution function with the other business units.

Operating expenses as a percentage of sales increased 60 basis points over the Prior Quarter in the Rehabilitation segment. Infrastructure investments in branch operations, including three branches added in the Current Quarter, and an in-process information systems conversion, are both negatively impacting the operating expense ratio. While the impact of these factors is expected to lessen somewhat in the fourth quarter of fiscal 2008, the systems conversion will not be completed until early fiscal 2009.

Operating Income. Operating income was $97.1 million, or 12.5% of net sales in the Current Quarter. In the Prior Quarter, operating income was $92.7 million, or 13.1% of net sales. As discussed above, a decline in gross margin of 70 basis points was partially offset by a 10 basis point improvement in the operating expense ratio.

Other Income (Expense), Net. Net other income was $0.4 million in the Current Quarter compared to net other expense of $1.7 million in the Prior Quarter. Interest expense was $1.0 million less in the Current Quarter due to principal payments made over the past year on debt. In addition, interest income was higher in the Current Quarter, mostly due to higher returns on cash investments in foreign jurisdictions.

Income Taxes. The effective income tax rate for the Current Quarter was 38.1%. This rate is slightly higher than the estimated effective rate. Because the Company purchased nearly 8 million shares in the quarter, invested cash balances were reduced which also lowered the actual and anticipated amount of non-taxable interest for the year. This resulted in an increased in tax expense for the quarter of approximately $1 million. In the Prior Quarter, the rate was 35.6%, which included a benefit of $1.7 million as several years of Canadian income tax returns were favorably settled during the quarter and resulted in the reversal of related tax accruals that had been provided in prior years.

Earnings Per Share. Current Quarter net income increased 3.0% to $60.4 million. Earnings per diluted share was $0.45 in the Current Quarter and $0.43 in the Prior Quarter. The Company did purchase approximately 8 million shares during the quarter under an approved authorization. There was a nominal impact on earnings per share in the quarter after allowing for the impact of reduced interest income, increased tax expense, and the weighted impact on average common shares outstanding.

NINE MONTHS ENDED JANUARY 26, 2008 COMPARED TO NINE MONTHS ENDED JANUARY 27, 2007.

Net Sales. Net sales for the nine months ended January 26, 2008 (“Current Period”) totaled $2,220.3 million, a 7.8% increase from $2,059.3 million reported for the nine months ended January 27, 2007 (“Prior Period”).

Dental segment sales of $1,619.2 million in the Current Period increased 6.4% from $1,522.1 million the Prior Period. Sales of consumables and printed office products were $900.2 million, or 5.6% higher than the $852.5 million in the Prior Period. Sales of equipment and software rose 5.3%, led by basic equipment, including digital radiography equipment and software, which grew 6.6%. Sales of CEREC 3D® dental restorative systems were essentially flat. Other sales, including technical service parts and labor, software support services and artificial teeth, increased 15.0% in the Current Period.

Veterinary segment sales rose 12.8% to $327.0 million compared to $289.7 million in the Prior Period. Both consumables and equipment sales experienced double-digit growth in the Current Period.

The Rehabilitation business segment reported Current Period sales of $274.2 million, which is 10.8% higher than Prior Period sales of $247.5 million. This growth includes the impact of new branch locations over the past year that have been opened through a combination of acquisitions and internal start-ups. The total number of branches in operation at the end of the Current Period totaled twelve.

Gross Margins. Consolidated gross margin decreased 20 basis points from 34.4% in the Prior Period to 34.2%.

Gross margin at the Dental unit increased 10 basis points in the Current Period, due to better freight management and improved point-of-sale margins. Product mix partially offset these factors.

The Veterinary supply business experienced a decrease in its gross margin of 110 basis points due largely to the decision to terminate an agency relationship, which reduced agency commissions period-over-period. In addition, lower vendor rebates in the Current Period have negatively affected gross margin.

Patterson Medical’s gross margin declined approximately 50 basis points in the Current Period due to higher freight costs in the first three months of fiscal 2008 as compared to fiscal 2007. Gross margin in this segment has been flat over the second and third quarters.

Operating Expenses. In the Current Period, consolidated operating expense as a percent of sales was 22.5%, which is 30 basis points lower than 22.8% in the Prior Period.

The Dental segment’s operating expense ratio decreased 30 basis points, reflecting the leverage of infrastructure investments over the past two years and the elimination of duplicate costs from the distribution system.

The operating expense ratio of the Veterinary unit declined 70 basis points in the Current Period. This improvement is due both to leverage from higher sales volume as well as distribution system realignment, including the closing of a stand alone warehouse.

The infrastructure expense of adding branch locations through both acquisitions and internal start-ups at the Rehabilitation unit has resulted in a short-term increase in the operating expense ratio, which grew 90 basis points in the Current Period as compared to the Prior Period.

Operating Income. Operating income was $257.9 million in the Current Period compared to $239.2 million in the Prior Period. The consolidated operating margin was 11.6% in both periods. As discussed above, a decrease in gross margin was offset by improvement in the operating expense ratio.

Other Income (Expense), Net. Current Period net other income totaled $1.8 million, while Prior Period net other expense was $5.0 million. The primary difference between periods was a decrease in interest expense of $3.5 million due to lower levels of debt being carried in the Current Period. Higher interest income and gains on foreign currency transactions in the Current Period account for the remainder of the difference.

Income Taxes. The effective income tax rate for the Current Period was 37.8%, up from 36.6% in the Prior Period. A tax benefit of $1.7 million was recognized in the Prior Period, related to the release of tax accruals due to the favorable settlement of tax audits in Canada.

Earnings Per Share. Reported earnings increased 8.9% to $161.6 million. Earnings per diluted share were $1.19 in the Current Period compared to $1.07 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $168.1 million of cash flow from operating activities in the Current Period, compared to $116.9 million in the Prior Period. At the end of the Prior Period, the Company held approximately $26 million of contract receivables related to a special financing promotion that were subsequently sold in the fourth quarter of fiscal 2007.

Net cash used in investing activities in the Current Period was $29.3 million compared to $18.2 million in the Prior Quarter. Current Period cash was used for capital expenditures of $16.3 million and acquisitions of $13.0 million. For the full 2008 fiscal year, the Company expects capital expenditures to total approximately $30 million.

Net cash used by financing activities of $215.9 million in the Current Period included the repurchase of common stock in the third quarter. A total of $236.7 million in cash was used to repurchase shares and another $26.8 million was due to the broker for shares purchased prior to Period end. Approximately 8 million shares of common stock were repurchased under a stock repurchase plan approved by the Company’s Board of Directors. The plan, which expires in December 2012, allows for the repurchase of approximately 17 million additional shares. Prior Period usage of $169.1 million included $85 million in debt payments and a $10 million loan to the Company’s ESOP.

In November 2007, an existing $200 million revolving credit facility was amended and restated to increase the capacity of the facility to $300 million until November 2012. At the end of the Current Period, $60 million was outstanding and $240 was available under the facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2009. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2009. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”. SFAS 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141(R) will be effective at the beginning of fiscal 2010. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

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

There have been no material changes since April 28, 2007 in the Company’s market risk. In November 2007, the Company paid $50 million of maturing debt, which had a fixed rate of 3.65%. As of January 26, 2008, the Company had an outstanding balance of $60 million on its revolving credit facility. For further information on market risk, refer to Item 7A in the Company’s 2007 Annual Report on Form 10-K filed June 27, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 26, 2008. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 26, 2008.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 26, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. In December 2007, the Company’s Board of Directors expanded this program to allow for the purchase of up to twenty five million shares of common stock in open market transactions. During the three months ended January 26, 2008, approximately 8 million shares of common stock were repurchased at a cost of $263.5 million under the expanded program. As of January 26, 2008, the Company had authority to repurchase approximately seventeen million shares under the program. The repurchase authorization expires on December 31, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
October 28, 2007 to November 24, 2007	—	$—	—	6,000,000
November 25, 2007 to December 22, 2007	2,772,411	$32.23	2,772,411	22,227,589
December 23, 2007 to January 26, 2008	5,207,324	$33.44	5,207,324	17,020,265

	7,979,735		7,979,735

ITEM 6.	EXHIBITS

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
Dated: March 6, 2008

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