Form 10-K
period 2008-04-26
PATTERSON COMPANIES, INC.
filed 2008-06-25
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2008

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on October 27, 2007, was approximately $4,948,000,000. (For purposes of this calculation all of the registrant’s officers, directors, presidents of operating units and 10% owners known to the Company are deemed affiliates of the registrant.)

As of June 23, 2008, there were 121,335,179 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated	Part of Form 10-K
Proxy Statement for 2008 Annual Meeting of Shareholders	Part III

FORM 10-K INDEX

PART I

Item 1.	BUSINESS

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

General

In June 2004, the Company changed its corporate name from Patterson Dental Company to Patterson Companies, Inc. (“Patterson” or the “Company”). Patterson retained its existing Nasdaq stock symbol—PDCO. The corporate name change was adopted to reflect Patterson’s expanding base of business, which now encompasses the veterinary and rehabilitation supply markets, as well as its traditional base of operations in the dental supply market. Patterson’s operating units include Patterson Dental, Webster Veterinary and Patterson Medical.

Patterson is a value-added distributor serving three major markets:

•	North American dental supply;

•	U.S. companion-pet (dogs, cats and other common household pets) and equine veterinary supply;

•	and the worldwide rehabilitation and assistive products supply market.

Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Patterson Dental Holdings, Inc., Direct Dental Supply Co., Patterson Dental Canada Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., PDC Funding Company, LLC, PDC Funding Company II, LLC, Patterson Technology Center, Inc., Patterson Office Supplies, Inc., Webster Management LP, Intra Corp., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Sammons Preston Canada, Inc., AO Liquidation, Inc., Tumble Forms, Inc., Midland Manufacturing Company Inc., Patterson Logistics Services, Inc., Accu-Bite, Inc., Accu-Bite Products Limited Liability Company, Williamston Industrial Center, LLC, Strategic Dental Marketing, Inc., AbilityOne Homecraft Limited, AbilityOne Limited, AbilityOne Kinetec SA, Theraquip, Inc., Metro Medical, Inc., and Advance Practice Systems LLC.

Patterson began distributing dental supplies in 1877. The modern history of the business dates to May 1985, when the Company’s management and certain investors purchased the Company from a subsidiary of The Beatrice Companies, Inc. Patterson became a publicly traded company in October 1992. The Company is a corporation organized under the laws of Minnesota.

The Company historically reported under one operating segment, dental supply. In July 2001, the Company purchased the veterinary supply assets of J. A. Webster, Inc., which became a reportable business segment. Then in September 2003, the Company acquired Patterson Medical (formerly AbilityOne Products Corp.), creating a third business segment which serves the rehabilitation supply market.

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

Shared Services Initiative

To streamline Patterson’s cost structure, the Company continues to consolidate its distribution infrastructure and business systems. With respect to the distribution infrastructure, in late fiscal 2005 a facility in

Columbia, SC was opened that replaced the individual dental and veterinary distribution centers that were serving this region. In fiscal 2006, separate dental and veterinary facilities in Seattle, WA were consolidated into a new shared distribution center. In addition, certain high-volume Patterson Medical inventory was being stocked at shared distribution facilities in Dinuba, CA, Jacksonville, FL and Fort Worth, TX.

During fiscal 2007, a new distribution center in eastern Pennsylvania was opened that replaced nearby, separate dental and veterinary facilities. Patterson Medical moved into this new distribution center and closed its former primary distribution facility in Bolingbrook, IL.

In fiscal 2008, the Company began to expand the existing facility in Dinuba, CA. In fiscal 2009, this location will be the second in the distribution system to service customers of all three business units.

The first shared sales branch office locations have been established and the Company plans to leverage additional branch locations by sharing between two or three business units in select markets during fiscal 2009.

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental is one of the two largest distributors of dental products in North America. The business has operations in the United States and Canada. Patterson Dental, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental offers its customers a broad selection of dental products including more than 90,000 stock keeping units (“SKUs”) of which approximately 4,000 are private-label products sold under the Patterson name. Patterson Dental also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Patterson Dental markets its dental products and services through approximately 1,450 direct sales representatives, 391 of whom are equipment specialists.

Patterson Dental has over 125 years of experience providing quality service to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to approximately $2.2 billion in fiscal 2008 and profitability has increased from an operating loss in fiscal 1986 to operating income of $281.9 million in fiscal 2008.

Patterson estimates the dental supply market it serves to be approximately $6.8 billion annually and that its share of this market is approximately 32%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices and is attractive for the Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 160,000 dentists practicing in the United States in approximately 135,000 dental practices. In Canada, there are approximately 18,000 licensed dentists according to the Canadian Dental Association. The average general practitioner generated approximately $560,000 in annual revenue in 2003, while the average specialty practitioner produced about $800,000. The Company believes that a dentist uses between 5% and 7% of annual revenue to purchase consumable supplies used in the daily operations of the practice. This translates into between $28,000 and $39,000 of supplies being purchased by the average practice each year. The Company believes the average dental practitioner purchases about 40% of their supplies from their top supplier.

Total expenditures for dental services in the United States increased from $31 billion in 1990 to $92 billion in 2006. Domestic dental care expenditures are projected by the Centers for Medicare & Medicaid Services to grow 6% annually, reaching $116 billion by the year 2010. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

•

Demographics. The U.S. population grew from 235 million in 1980 to 302 million in 2007, and is expected to reach 309 million by 2010. The median age of the population is also increasing and the Company believes that older dental patients spend more on a per capita basis for dental services.

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

•

Coverage by dental plans. An increasing number of dental services are being funded by private dental insurance. The Centers for Medicare & Medicaid Services statistics on expenditures for dental services in the United States indicate that private dental insurance paid approximately 50% of the $892 billion in total expenditures for 2006.

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

Using Technology to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability to its dental supply segment since 1987 when it first introduced Remote Order Entry (REMOSM). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, 7 days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers four systems to the dental supply segment, eMAGINE®, REMOSM, PDXpress® and www.pattersondental.com. Customers, as well as the Company’s sales force, use these systems. Over the years, the number of orders transmitted electronically has grown steadily to approximately 65% of Patterson’s consumable dental product volume or $790 million in fiscal year 2008.

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

The Company’s proprietary practice management and clinical software, EagleSoft®, is developed and maintained by the Patterson Technology Center (PTC). The Company believes the PTC differentiates Patterson Dental from the competition by positioning Patterson Dental as the only company providing a single-source solution for the high-growth area of digital radiography. This technology, which the Company expects to be installed eventually in most dental offices, has a current market penetration of approximately 30%. Among its many specialized capabilities, the PTC provides system configuration, as well as the seamless integration of all digital operatory components with clinical software, including our EagleSoft® line. This integration creates an electronic patient database that combines the patient’s front office record with digital information from the clinical x-ray, intra-oral camera, CEREC and other digital equipment. The PTC also will network the digital x-ray system throughout the entire office and provide all required custom computer hardware for the system. In addition, the PTC provides installation and customer training, as well as a call center for troubleshooting customer problems and arranging for local service.

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

An integral part of the Company’s shared services concept is the consolidation and leveraging of distribution centers between the segments of the Company, which began in fiscal 2005. As of April 2008, the dental segment shares six distribution centers with one or both of the other operating units. In addition, the Company has begun to establish shared sales branch office locations between multiple segments, with the first location established in northern California in late fiscal 2007. As a result of these and other efforts, the Company expects to continue to improve its operating leverage and efficiencies going forward.

Growing Through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training college graduates as territory sales representatives, and acquiring other distributors in order to enter new markets and expand its customer base. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental distribution market. Over the past 20 years the Company has made a number of acquisitions, including the following:

Dental distribution acquisitions in the United States

•

In August 1987, Patterson acquired the D.L. Saslow Co., which at the time was the third largest distributor of dental products in the United States. Between 1989 and 2005, Patterson acquired certain assets of 25 smaller dental dealers throughout the United States. During fiscal 2002, the Company acquired Thompson Dental Company of Columbia, SC, a leading value-added distributor of dental supplies, equipment and services in the mid-Atlantic and southeastern U.S. Thompson ranked among the 10 largest dental distributors in the country. In September 2005, the Company acquired Accu-Bite, Inc., a Michigan-based dental distributor with approximately 60 field sales representatives. In April 2008, a full-service regional distributor serving customers in the northeastern U.S., Leventhal & Sons, Inc., was acquired.

Dental distribution acquisitions in Canada

•

In October 1993, Patterson Dental completed the acquisition of Healthco International, Inc.’s Canadian subsidiary, Healthco Canada, Inc. In August 1997, the Company acquired Canadian Dental Supply Ltd., which expanded the Company’s market share in British Columbia, Alberta, Saskatchewan and Ontario. In July 2002, the Company acquired Distribution Quebec Dentaire, Inc., augmenting the Company’s market share in Quebec. As a combined operation known as Patterson Dental Canada Inc., this subsidiary, which the Company believes is one of the two largest full-service dental products distributors in Canada, employs approximately 520 people, 150 of whom are sales representatives.

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

Products and Services

The following table sets forth the sales by principal categories of products and services offered to dental segment customers:

	2008	2007	2006
Consumable and printed products	56%	56%	55%
Equipment and software	34	35	36
Other (1)	10	9	9

Total	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

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

Equipment Financing. Patterson Dental provides a variety of options to fulfill its customers’ financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party. For non-equipment related needs, such as for working capital or real estate, customers are referred to a third party organization. This alternative allows the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2008, the Company originated nearly $300 million of equipment finance contracts. The Company, or its vendor partner, financed approximately 36% of the equipment purchased by customers during fiscal 2008.

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

Patterson generally does not hold the finance contracts initiated on equipment transactions. These contracts are sold to either a commercial paper conduit managed by JPMorgan Chase Bank, N.A., or to a group of banks led by U.S. Bank National Association.

Patterson created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in the commercial paper conduit. The Company transfers finance contracts to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. The limit under this agreement is $440 million of contract purchases. There is no recourse to the Company for contracts purchased by the commercial paper conduit, but there is a holdback by the conduit equal to 10% of the principal of these contracts.

A second SPE, PDC Funding Company II, LLC, can sell contracts through a Contract Purchase Agreement to a group of banks led by U.S. Bank. The agreement operates similarly to the Receivables Purchase Agreement described above, except that the holdback is equal to 6% of the principal and the capacity is $110 million.

Patterson services the customer contracts under both of the preceding arrangements for which it receives a fee that approximates its cost for providing the service.

Sales and Marketing

During fiscal 2008, Patterson Dental sold products or services to over 120,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental’s customers include dentists, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2008, and Patterson is not dependent on any single customer or geographic group of customers. The Company’s sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company’s value-added approach.

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

Distribution

Patterson Dental believes that responsive delivery of quality supplies and equipment is a key element to providing complete customer satisfaction. Patterson ships dental consumable supplies from eight strategically located distribution centers in the U.S. and Canada. Orders for consumable dental supplies can be placed by telephone or electronically 24 hours a day, seven days a week. Printed office products are shipped from the Company’s manufacturing and distribution facility in Illinois.

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

Sources of Supply

Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. The Company has a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2008, the Company processed 70% of its invoices from dental vendors using EDI capabilities. In addition, 60% of Patterson’s dental purchase order volume was conducted employing EDI, which represented 65% of dental purchase order dollars placed during the fiscal year. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

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

While the Company makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products sold by the Company, the concentration of business with key suppliers is considerable. The Company’s top ten supply vendors accounted for approximately 41% of the cost of dental products sold in both fiscal years 2008 and 2007. Of these ten, the top two vendors accounted for 9% each of both fiscal 2008 and fiscal 2007 cost of sales.

Competition

The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service and mail-order distributors. The dental supply market is extremely fragmented. In addition to Patterson and one other national, full-service firm, Sullivan-Schein Dental, a unit of Henry Schein, Inc., there are at least 18 full-service distributors that operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end-users.

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

Veterinary Supply

Overview

Webster Veterinary, or “Webster,” is the leading distributor of veterinary supplies to companion-animal (dogs, cats and other common household pets) veterinary clinics in the eastern United States. Management believes Webster is the second largest distributor of companion-animal veterinary supplies nationally. In addition, through its fiscal 2005 acquisition of Milburn Distributions, Inc., Webster is the leading national equine distributor in the United States. Webster provides products used for the diagnosis, treatment and/or prevention of diseases in companion pets and equine animals. Founded in 1946 and headquartered in Sterling, Massachusetts, Webster has developed a strong brand identity as a value-added, full-service distributor of a virtually complete range of consumable supplies, equipment, diagnostic supplies, biologicals (vaccines) and pharmaceuticals. Webster’s product offering, totaling more than 11,000 items, is sold by approximately 175 field sales representatives. In addition to its core business of distributing veterinary products, Webster has a significant agency commission business with a few large pharmaceutical manufacturers. Under the agency relationships, Webster typically earns a commission for soliciting orders through its sales force. In the agency relationship, Webster processes the order to the manufacturer but handles none of the product nor does Webster bill and collect from the customer. The agency commissions that Webster earns range from 3% to 10%, a portion of which is shared with the direct sales personnel. Webster’s agency commissions accounted for less than 1% of its net sales in fiscal 2008. Net sales by Webster in fiscal 2008 were $446.4 million. Operating income totaled $24.7 million.

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

•

Veterinary expenditures per household. The amount pet owners are willing to spend caring for their pets is increasing substantially. The American Pet Products Manufacturers Association estimates that pet owners will spend $38.4 billion in 2008 to care for the American pet population, or $555 per household. This is a 125% increase over the $17 billion spent in 1994.

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

In fiscal 2006, Webster grew through both an acquisition and greenfield expansion. In December 2005, it acquired Intra Corp., one of the nation’s leading developers of veterinary practice management software that is marketed under the IntraVet brand name. IntraVet has more than 2,000 software installations nationwide and furthers Webster’s strategy of establishing a value-added business platform similar to that of Patterson Dental.

Also in fiscal 2006, Webster developed business through a program of internal start-ups, including operations in Ohio, Michigan and California. The expansion into California, which had been Webster’s largest unserved market, was particularly successful and has made a solid contribution to Webster’s sales results.

During fiscal 2008, Webster acquired New England X-Ray, Inc. in the first quarter and Associated Medical Supply, Inc. in the fourth quarter. New England X-Ray expanded product and service offerings and Associated Medical Supply, Inc. strengthened Webster’s competitive position in the southwestern U.S. Further expansion of Webster’s geographic marketplace is anticipated in the future.

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

Continuing to Improve Operating Efficiencies. Webster continuously pursues opportunities to lower costs and improve efficiencies. As of April 2008, Webster shares three distribution facilities with one or both of the other operating units. In addition, a customer system that can be used by multiple business segments but maintains the same look and feel of the eMAGINE® system has been fully deployed within the unit. The new system provides customer support staff with integrated customer information on one screen.

Broaden the Product Line. Webster continuously seeks to broaden its portfolio of product offerings to maximize the opportunities within its existing customer base. For example, in the past two years Webster’s expansion of its product offerings included the entire line of Pfizer Animal Health equine products, Rimadyl® canine analgesic, Vetsulin™ canine insulin, Continuum™ small animal vaccines, equine anti-inflammatory Surpass®, feline nutraceutical Enisyl-F™ and canine nutraceutical Welactin™, Alphatrack blood glucose monitor, Cislak dental instruments, Previcox® canine analgesic, Mometamax otic preparation, Genesis topical spray, SCA2000 blood coagulation analyzer, Polymune equine plasma, Solitude feed-through fly preventive, SNAP Bile Acid diagnostic test.

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

Products and Services

The following table sets forth the sales by principal categories of products and services offered to veterinary segment customers:

	2008	2007	2006
Consumable and printed products	92%	91%	93%
Equipment and software	7	7	5
Other	1	2	2

Total	100%	100%	100%

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

Equipment and Software

Webster sells equipment for hospital, laboratory and general surgical use within the veterinary practice. Fiscal 2008 equipment sales accounted for 7% of veterinary segment sales. Webster offers innovative, quality equipment that differentiates Webster from the competition. About 50% of veterinary equipment orders are drop shipped directly to the customer, of which 15% are custom ordered from the manufacturer. The other half veterinary equipment is distributed in a manner similar to consumable supplies.

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

Distribution

As of April 26, 2008, veterinary products were stocked and shipped out of 13 distribution centers within the Patterson Logistics distribution network. The distribution of veterinary products is complemented by telesales representatives who are responsible for processing approximately 70% of customer orders in this segment. In order to meet the rapid delivery requirements of customers, most consumable products are delivered within 24 hours. Webster estimates that approximately 98% of its consumable orders are delivered to the customer on time.

Sources of Supply

Webster obtains products from nearly 550 vendors. While Webster makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products, the concentration of business with key suppliers is considerable. In fiscal 2008 and 2007, Webster’s top 10 veterinary supply manufacturers comprised 62% and 63%, respectively, and the single largest supplier comprised 17% and 19%, respectively, of the total cost of veterinary supply sales.

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

Rehabilitation Supply

Overview

Patterson Medical is headquartered in Bolingbrook, Illinois and is the world’s leading distributor of rehabilitation medical supplies and non-wheelchair assistive products. Patterson Medical believes it offers the most comprehensive range of distributed and self-manufactured rehabilitation products to health care professionals globally. Its mission is to provide health care professionals and their patients with access to products that improve peoples’ lives by helping them to attain their highest achievable level of independence, safety and comfort. Patterson Medical operates as Sammons Preston Rolyan in North America and Homecraft in international markets.

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

Patterson Medical believes the rehabilitation medical supplies and assistive products industry is approximately $4.6 billion in the U.S. and $6.2 billion worldwide and is expected to grow 6% to 8% over the next several years. Industry growth is driven by strong growth in the physical and occupational therapy markets and favorable demographic trends associated with the aging of the baby-boom generation. Patterson Medical does not compete in motorized-wheelchairs or scooters, a market estimated to be a combined $2.2 billion worldwide. Therefore, Patterson Medical’s addressable market (defined as the collective market for products sold by Patterson Medical) is approximately $4.0 billion worldwide. Patterson Medical believes that it has an industry leading market share of approximately 6% in a highly fragmented rehabilitation and assistive products market.

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

Improving Operating Efficiencies. Patterson Medical’s proprietary products, which consist of self-manufactured products, products manufactured for Patterson Medical and products sold through exclusive distribution arrangements represent approximately 30% of total revenues. Over the past two years, Patterson Medical made investments in new sales and marketing programs as a part of its accelerated adoption of Patterson’s value-added strategy, including the expansion of its sales force and the establishment of a branch office structure. The Company believes these investments will result in additional sales and operating efficiencies into the future.

As of April 2008, the unit is distributing products from four shared distribution facilities that distribute products of two or all three Patterson operating units. In addition, the first shared branch office location was created late in fiscal 2007 in Northern California. This branch location includes both dental and rehabilitation segment personnel, while allowing the two units to share in certain common expenses.

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

Over the past two years, the unit has opened twelve branch offices through acquisitions and internal start-ups in desirable locations throughout the U.S. In November 2007, Patterson Medical acquired PTOS software, a leading line of practice management software for physical therapists.

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

Products and Services

The following table sets forth the sales by principal categories offered to rehabilitation segment customers:

	2008	2007	2006
Consumable and printed products	70%	72%	72%
Equipment	25	23	23
Other	5	5	5

Total	100%	100%	100%

Consumable and Printed Products

Patterson Medical offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living—dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods / Splints—braces, splints and orthonics for protecting, supporting and positioning

•	Clinical—products that assist in the examination and treatment of patients, such as exercise bands, putty, weights balls and mats

•	Mobility—walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

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

Equipment and Software

Rehabilitation equipment consists of exercise, examination, treatment and therapy equipment and furniture. These products include parallel bars, treatment tables, mat platforms, treadmills, stationary bicycles and CPMs. The November 2007 acquisition of PTOS software added a line of practice management software to Patterson Medical’s wide array of product offerings. In addition, certain acquisitions over the past two years have given the unit access to premium equipment lines that were previously unavailable to Patterson Medical.

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

A key priority has been the expansion of the field sales force, which has grown by more than 75 sales representatives since late in fiscal 2006 and now totals more than 200 worldwide. New sales representatives are generally hired from the ranks of physical and occupational therapists, manufacturer representatives and others with extensive industry knowledge.

Patterson Medical began developing a branch office structure in fiscal 2007 through a combination of internal start-ups and dealer/distributor acquisitions. Similar to a dental branch, these offices have a showroom, commissioned sales staff and service department that provides equipment installation, repair and warranty service for equipment manufacturers. As of April 2008, twelve branches had been established and this structure will continue to expand in fiscal 2009.

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

Distribution

Patterson Medical’s distribution process centers on its ability to fill small unit size and small dollar amount orders. In the U.S., over 5,000 packages ship daily from five locations. A majority of products are shipped out of an eastern Pennsylvania distribution center that is shared between all three Patterson operating units. Patterson Medical moved into this facility during fiscal 2007, at which time an existing distribution center located in Bolingbrook, IL was closed. Certain high volume product is distributed from other multi-segment facilities within the Patterson Logistics distribution network. Approximately 95% of the packages in the U.S. ship via UPS.

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

Sources of Supply

Among Patterson Medical’s core strengths is its ability to obtain premier products from vendors. Patterson Medical purchases its products from over 2,000 suppliers and manufacturers. Although no single supplier accounted for 10% or more of Patterson Medical’s total purchases in fiscal 2008, Patterson Medical frequently is the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through Sammons Preston Rolyan and Homecraft positively due to reputation, longstanding industry-leading position, comprehensive catalogs, national account contracts, and sales force presence and distribution capabilities. Patterson Medical continually works at strengthening its supplier relationships through the introduction of supplier programs.

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

Patterson Companies, Inc.

Trademarks

Patterson has registered with the United States Patent and Trademark Office the trademarks “Patterson®,” “PDXpress®,” “EagleSoft® “ and “eMAGINE®.” With the addition of Patterson Medical, the Company acquired the marks Sammons, Preston, Roylan, Homecraft and numerous other tradenames and trademarks. The Company believes that these trademarks are well recognized within their respective industries, and are therefore valuable assets of the Company.

Employees

As of April 26, 2008, the Company had approximately 6,850 employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson’s employees are subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

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

Information maintained on our website is not being included as a part of, or incorporating it by reference into, our Annual Report on Form 10-K.

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

Executive Officers of the Registrant

Set forth below is the name, age and position of the executive officers of the Company as of June 25, 2008.

James W. Wiltz	63	President and Chief Executive Officer—Patterson Companies, Inc.

Peter L. Frechette	70	Chairman of the Board—Patterson Companies, Inc.

R. Stephen Armstrong	57	Executive Vice President, Chief Financial Officer and Treasurer—Patterson Companies, Inc.

Daniel H. Peckskamp	48	Vice President, Operations and Shared Services—Patterson Companies, Inc.

Lynn E. Askew	45	Vice President, Management Information Systems—Patterson Companies, Inc.

Jerome E. Thygesen	50	Vice President, Human Resources—Patterson Companies, Inc.

Scott P. Anderson	41	President—Patterson Dental Supply, Inc.

George L. Henriques	47	President—Webster Veterinary Supply, Inc.

David P. Sproat	41	President—Patterson Medical Products, Inc.

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

Peter L. Frechette currently serves as our Chairman of the Board and has held that position since May of 1985. He served as Chief Executive Officer from September 1982 through May 2005 and as President from September 1982 to April 2003. He has been one of our directors since March 1983. Prior to joining Patterson, Mr. Frechette was employed by American Hospital Supply Corporation for 18 years, the last seven of which he served as President of its Scientific Products Division.

R. Stephen Armstrong was elected Executive Vice President, Chief Financial Officer and Treasurer of the Company effective July 1999. Before joining Patterson, Mr. Armstrong had been an Assurance Partner with Ernst & Young LLP. Ernst & Young LLP is currently the Company’s independent registered public accounting firm. Mr. Armstrong has been a director of Delphax Technologies, Inc. since 2000.

Daniel H. Peckskamp became Vice President, Operations and Shared Services, in June 2008. Prior to joining Patterson, Mr. Peckskamp was with ADC Telecommunications, Inc. in a variety of positions since 1985, most recently as Vice President of Global Operations from 2006 to 2008, Vice President of Operations from 2001 to 2006 and Vice President of International Operations from 2000 to 2001.

Lynn E. Askew became Vice President, Management Information Systems, in September 1999. Mr. Askew joined Patterson in 1994 as Manager, Distributed Systems, and was promoted to Director, Systems and Development in 1996. Before joining Patterson, Mr. Askew provided advanced technology consulting and project management services to various organizations, including Patterson.

Jerome E. Thygesen became Vice President, Human Resources, in March 2006. Prior to joining Patterson, Mr. Thygesen was Vice President, Organizational Development for Fairview Red Wing Health Services from September 2001 to February 2006, and Director of Human Resources for Red Wing Shoe Company from March 1987 to June 2001.

Scott P. Anderson was named President of the Company’s subsidiary Patterson Dental Supply, Inc., in June 2006. Mr. Anderson most recently held the position of Vice President, Sales of Patterson Dental Supply, Inc. and prior to that was the unit’s Vice President of Marketing. Mr. Anderson joined Patterson in 1993 and currently serves on the board of directors of the Dental Trade Alliance, the trade association of dental manufacturers, distributors and laboratories.

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

The following list describes several risk factors that are unique to our company. The risk factors described below should be carefully considered, together with the information included elsewhere in this Annual Report on Form 10-K and other documents filed with the SEC. These risks factors are being disclosed based on instructions set forth in Item 503(c) of Regulation S-K.

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

Leadership Development and Succession Planning

Our business could suffer if it loses key personnel unexpectedly or fails to provide for an orderly management succession. Our success depends, in large part, on our ability to recruit skilled personnel for the business, and then identify and train our personnel for their transition into key roles to support the long-term growth of the business. While our board of directors and management actively monitor our succession plan and processes, any sudden change at the senior management level may adversely affect our business.

We may be required to record a significant charge to earnings if our goodwill or other intangible assets become impaired.

Our balance sheet includes goodwill and other identifiable intangible assets. Under U.S. generally accepted accounting principles, if impairment of our goodwill or other identifiable intangible assets is determined we may be required to record a significant charge to earnings in the period of such determination.

We are exposed to the risk of changes in interest rates.

Our balance sheet includes variable rate long-term debt and certain non-current assets that are sensitive to movements in short-term interest rates. The variable rates are comprised of LIBOR plus a spread and reset on certain dates, as prescribed by the respective agreements. In addition, our balance sheet includes fixed rate long-term debt, whose fair value could be adversely affected by movements in interest rates.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remain unresolved.

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

As of April 26, 2008, PLSI operates 19 distribution centers totaling approximately 900,000 square feet of distribution space as follows:

•	2 dental distribution centers located in Indiana and Iowa.

•

10 veterinary distribution centers. Sales and administrative personnel for the veterinary segment generally share space with PLSI in these distribution facilities, which are located in Alabama, Arizona, Colorado, Florida, Indiana, Kentucky, Massachusetts, Missouri and Texas.

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

Approximately 80% of the PLSI distribution center space is owned.

Dental Supply

In addition to the locations operated by PLSI, Patterson Dental utilizes an owned location in Illinois to manufacture and ship printed office products. The dental sales operations in Canada are supported by distribution centers located in Quebec and Alberta, Canada.

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

Rehabilitation Supply

Patterson Medical is headquartered in Bolingbrook, Illinois. Distribution of product in North America is generally performed at PLSI-operated locations. Domestically, the rehabilitation supply segment maintains manufacturing facilities in Wisconsin, New York and South Carolina. Over the past two years, twelve branch offices have been established through acquisitions and internal start-ups. Two of these locations are in a shared location with Patterson Dental branches. The majority of these locations are leased.

Internationally, this segment has facilities located in the U.K., France and Canada.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in various product related and employment related legal proceedings arising in the ordinary course of business. Some of these proceedings involve product liability claims arising out of the use of products the Company distributes. Product liability indemnification is generally obtained from our suppliers. However, in the event a supplier of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company would have liability for the entire judgment.

The Company maintains product liability insurance coverage for any potential liability for claims arising out of products sold by the Company. While the Company believes its insurance coverage is adequate, there can be no assurance that the insurance coverage maintained is sufficient or will be available to us in adequate amounts or at reasonable costs in the future. Also, there can be no assurance that the indemnification agreements we have with our suppliers will provide us with adequate protection. In addition, future claims brought against the Company could involve claims not covered by insurance or indemnification agreements, and could have a material adverse effect on the Company’s business or financial condition.

As of April 26, 2008, the Company had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to the Company’s financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2008.

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

	High	Low
Fiscal 2008
First Quarter	$38.27	$33.81
Second Quarter	$40.08	$35.03
Third Quarter	$39.93	$28.32
Fourth Quarter	$37.78	$30.89

	High	Low
Fiscal 2007
First Quarter	$36.13	$31.51
Second Quarter	$34.25	$29.61
Third Quarter	$38.29	$31.80
Fourth Quarter	$39.76	$31.71

On June 23, 2008, the number of holders of record of common stock was 3,608. The transfer agent for the Company’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

The following table sets forth the repurchases of our common stock during the fiscal quarter ended April 26, 2008:

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Be Purchased Under the Plan
January 27, 2008 to February 23, 2008	2,950,337		$32.27		2,950,337		14,069,928
February 24, 2008 to March 22, 2008	7,112,461	(1)	33.99	(1)	7,112,461	(1)	6,957,467
March 23, 2008 to April 26, 2008	—		—		—		—

Total fourth quarter	10,062,798				10,062,798		6,957,467

(1)

During the fiscal month ended March 22, 2008, the Company purchased 792,238 shares of common stock on the open market at an average price per share of $34.58. On March 19, 2008, the Company entered into an accelerated share repurchase agreement (“ASR”) with a financial institution counterparty. Under the terms of the ASR, the Company paid $250 million and took delivery of 90% of the shares, or 6,320,223 shares, based on an initial share price of $35.60. The final number of shares to be delivered by the counterparty under the ASR was dependent on prevailing market conditions and based on the difference between the initial purchase price per share and a volume weighted average price of the Company’s common stock, minus a set discount, for a period of up to six months. Under terms of the ASR, the Company could have received additional shares of common stock from the counterparty or could have been required to deliver shares or cash to the counterparty. On June 18, 2008, the transaction was settled and an additional 1,052,037 shares were delivered to the Company, bringing the total number of shares delivered under the ASR to 7,372,260 at an average price of $33.91.

In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. In December 2007, the Company’s Board of Directors expanded this program to allow for the purchase of up to twenty five million shares of common stock in open market transactions. During fiscal 2008, the Company repurchased a total of 18,043,533 shares of common stock. Including final delivery of shares delivered under the ASR in June, 2008, the Company can purchase up to 5,905,430 additional shares under the repurchase authorization, which expires on December 31, 2012.

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 25, 2003, the last trading day before the beginning of our 2004 fiscal year, through the end of fiscal 2008 with the cumulative total return of the same time period on the same amount invested in the S&P 500 Index and a Peer Group Index, consisting of 8 companies (including our company) based on the same Standard Industrial Classification Code.* The chart below the graph sets forth the actual numbers depicted on the graph.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	4/26/2003	4/24/2004	4/30/2005	4/29/2006	4/28/2007	4/26/2008
Patterson Companies, Inc.	100.00	199.30	261.65	168.63	187.78	173.45
Peer Group Index	100.00	158.96	193.30	179.67	201.16	204.07
S&P Composite	100.00	122.88	130.66	150.81	173.79	165.66

*	The current composition of SIC Code 5047—Medical & Hospital Equipment—is as follows:

ANIMAL HEALTH INTERNATIONAL, INC., CHINDEX INTERNATIONAL, INC., HENRY SCHEIN, INC., MWI VETERINARY SUPPLY, INC., NYER MEDICAL GROUP, INC., OWENS & MINOR, INC., PATTERSON COMPANIES, INC., PSS WORLD MEDICAL, INC.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 26, 2008	April 28, 2007	April 29, 2006	April 30, 2005	April 24, 2004
Statement of Operations Data:
Net sales	$2,998,729	$2,798,398	$2,615,123	$2,421,457	$1,969,349
Cost of sales	1,967,004	1,829,526	1,700,694	1,558,946	1,267,005

Gross margin	1,031,725	968,872	914,429	862,511	702,344
Operating expenses	672,522	633,182	591,417	560,375	459,844

Operating income	359,203	335,690	323,012	302,136	242,500
Other income-net	(1,775)	(6,082)	(6,039)	(8,689)	(2,980)

Income before income taxes	357,428	329,608	316,973	293,447	239,520
Income taxes	132,570	121,272	118,548	109,749	90,055

Income before cumulative effect of accounting change	$224,858	$208,336	$198,425	$183,698	$149,465

Diluted earnings per share (1)	$1.69	$1.51	$1.43	$1.32	$1.08

Weighted average shares and potentially dilutive shares outstanding (1)	132,910	137,769	139,234	138,873	137,768

Dividends per common share	—	—	—	—	—

Balance Sheet Data:
Working capital	$518,974	$509,021	$437,727	$470,439	$507,145
Total assets	2,076,373	1,940,320	1,911,718	1,685,301	1,588,957
Total debt	655,034	180,024	300,041	321,557	499,587
Stockholders’ equity	1,004,787	1,379,214	1,242,521	1,015,072	801,758

(1)	Amounts are adjusted for a two-for-one stock split on September 14, 2004.
(2)	See the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s fiscal 2008 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes. The following background is essential to more fully understand the Company’s financial information.

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

There are several important aspects of the Company’s business that are useful in analyzing the Company, including: (1) market growth in the various markets it operates; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines “internal growth” as the increase in net sales from period to period, excluding the impact of changes in currency exchange rates, and excluding the net sales, for a period of twelve months following the transaction date, of businesses that it has acquired. With these factors in mind, management has established certain operating objectives, which include increasing net sales two to four percentage points faster than the average market growth rate at each business unit and improving operating margins by 50 basis points annually.

During fiscal 2008, the Company executed a series of transactions that effectively changed our capital structure, that lowered our weighted average cost of capital by almost 100 basis points, and positioned the Company to increase returns to our shareholders. First, the Company repurchased approximately 18 million shares of its common stock on the open market and through an accelerated share repurchase agreement for a total of approximately $636 million. A portion of the funding for the share repurchases came from debt issued in the fourth quarter of the year, consisting of fixed-rate private placement notes totaling $450 million and a variable-rate term loan from a group of banks of $75 million. The positive impact of this share repurchase activity in the fourth quarter was largely offset by increased interest expense and lower cash reserves, however the Company estimates the accretion to earnings per share from the share repurchases going forward to be approximately $0.08 annually.

Results of Operations

The following table summarizes the consolidated results of operations over the past three fiscal years as a percent of sales:

	2008 (a)	2007 (a)	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.6%	65.4%	65.0%

Gross margin	34.4%	34.6%	35.0%
Operating expenses	22.4%	22.6%	22.6%

Operating income	12.0%	12.0%	12.4%
Other income, net	0.3%	0.3%	0.2%
Interest expense	0.4%	0.5%	0.5%

Income before taxes	11.9%	11.8%	12.1%
Income taxes	4.4%	4.3%	4.5%

Net income	7.5%	7.5%	7.6%

(a)	Includes a 30 basis point impact of share-based compensation expense from the adoption of SFAS No. 123(R), which was adopted effective April 30, 2006, the first day of fiscal 2007.

Fiscal 2008 Compared to Fiscal 2007

Net Sales. Consolidated sales in fiscal 2008 totaled $2,998.7 million, an increase of 7.2% compared to $2,798.4 million in fiscal 2007. Foreign currency translation rates contributed one percentage point and acquisitions contributed 0.6% to the sales growth in fiscal 2008.

Sales of our dental supply unit increased 5.7% to $2,181.3 million. Sales of dental consumable supplies grew 5.5%. Dental equipment sales grew 4.2%, including basic equipment growth of 4.3%. Sales of CEREC® 3D dental restorative systems rose 3.7%. In late fiscal 2007, CEREC’s manufacturer, Sirona, introduced improved software included in all installations and a next-generation crown milling chamber that is sold both as an upgrade for existing installations and as an option on new system sales. The process of transitioning to these upgraded features began in late fiscal 2007 and continued into early fiscal 2008. Total CEREC sales in the first half of fiscal 2008 declined, while sales improved approximately 12% in the second half of the year.

Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, grew 11.7% in fiscal 2008.

Webster Veterinary sales grew 11.8% to $446.4 million from $399.4 million. Effective January 2007, Webster made a strategic decision to drop a line of products previously sold under an agency agreement, including flea/tick and heartworm products, and replaced them with a combination of fully distributed product offerings and products under agency agreements from several vendor partners. This transition progressed throughout the year as planned, although there was a modest negative impact to Webster’s operating metrics during the first half of fiscal 2008.

Veterinary equipment and software sales accounted for approximately 7% of Webster’s total sales during the past two fiscal years. In the second half of fiscal 2008, efforts were underway to restructure and refine this aspect of the business and the Company believes equipment and software sales will benefit from these initiatives in fiscal 2009.

Sales growth of 11.0% at Patterson Medical included the contribution of new branch offices which have been established by acquisition and greenfield expansion. As a part of its initiative to expand and strengthen its value-added model, the rehabilitation unit has opened twelve branch offices in selected markets throughout the

United States over the past two years. Certain acquisitions over the past two years have given the business access to premium equipment lines previously unavailable to Patterson Medical. The November 2007 acquisition of PTOS software, a leading line of practice management software for physical therapists, is enabling Patterson Medical to create relationships with new customers and deepen relationships with existing customers.

Gross Margin. Consolidated gross margin of 34.4% was 20 basis points lower in fiscal 2008 due to declines at Patterson Medical and Webster Veterinary. In addition, the sales growth of Webster outpaced both the dental and rehabilitation segments, resulting in a dilutive impact to consolidated gross margin, since Veterinary gross margins are lower than the other two businesses.

The Dental segment’s gross margin was flat, despite approximately $2 million of expense related to a distribution agreement fee which began to be amortized in October 2007. In addition, local currency pricing in Canada was lowered in the third quarter of fiscal 2008 in response to the strengthening of the Canadian dollar compared to the United States dollar.

Gross margins decreased by 50 basis points in fiscal 2008 at the Veterinary unit. This was largely a result of the decision to terminate the agency relationship late in the third quarter of fiscal 2007, (the agency commission is effectively 100% gross margin), and many of the replacement offerings for the products previously sold under the agency relationship are now being fully distributed. While gross margin decreased in each of the first three quarters of fiscal 2008 compared to the year-earlier quarters, respectively, gross margin improved 110 basis points in the fourth quarter due to product mix and higher vendor rebates.

Patterson Medical’s gross margin declined 20 basis points, due mostly to higher freight costs in the early part of fiscal 2008. In the second half of the year, better freight management and product pricing mitigated much of the higher freight costs.

Operating Expenses. The consolidated operating expense ratio improved 20 basis points to 22.4%.

Operating expenses as a percent of sales at the Dental unit decreased 30 basis points, reflecting the leverage of infrastructure investments over the past two years and the elimination of duplicate costs from the distribution system. The operating expense ratio of the Veterinary unit declined 50 basis points due both to leverage on higher sales volume and distribution system realignment, including the closing of a stand-alone warehouse.

Patterson Medical’s operating expense ratio was 100 basis points higher in fiscal 2008, resulting from the infrastructure expense of adding branch locations through both acquisition and internal startups. This impact on the operating expense ratio is expected to dissipate as the newer locations become more established.

Operating Income. Operating income was $359.2 million or 12.0% of net sales in fiscal 2008. This amount represents an increase of 7.0% from $335.7 million in fiscal 2007. Operating margin in fiscal 2007 was also 12.0%.

Interest Expense. Interest expense was $12.8 million compared to $14.2 million in fiscal 2007. The average debt balance carried for the majority of fiscal 2008 was lower than in fiscal 2007, resulting in the decrease in interest expense. The Company issued $525 million of long-term debt in the fourth quarter of fiscal 2008 and thus, a significantly higher level of interest expense is expected in fiscal 2009.

Other Income, net. Other income, net of other expenses, increased to $11.0 million from $8.1 million due to higher levels of interest income and foreign currency transaction gains.

Income Taxes. The effective income tax rate was 37.1% in fiscal 2008, slightly higher than a rate of 36.8% in the prior year.

Net Income and Earnings Per Share. Net income increased 7.9% to $224.9 million. Earnings per diluted share of $1.69 represents an increase of $0.18 or 11.9% from the $1.51 earnings per share reported in fiscal 2007.

Approximately 18 million shares of common stock were repurchased in the second half of fiscal 2008. Since these shares were purchased late in the fiscal year, and the Company borrowed funds to help finance the share repurchases, the resulting net impact on the earnings per diluted share in fiscal 2008 was approximately 1 to 2 cents. The full impact on earnings per diluted share from the repurchases is expected to be approximately 8 cents of accretion.

Fiscal 2007 Compared to Fiscal 2006

Net Sales. Net sales for the year ended April 28, 2007 totaled $2,798.4 million, an increase of 7.0% from $2,615.1 million in fiscal 2006. The favorable impact of foreign currency translation on sales growth was 0.5%. Acquisitions contributed approximately one percentage point to sales growth.

The Company acquired Accu-Bite, a dental supplier, in September 2005. This business included both a field sales organization similar to our traditional dental sales model, as well as a low-margin telesales business. For approximately eight months of fiscal 2006, from the date of acquisition through the end of fiscal year, the dental segment operated Accu-Bite’s telesales business. In early May 2006, the telesales operations were closed for business reasons, including continuing losses from operations. In closing the business, as much of the sales volume as could be, was moved into the field organization. However, as the Company expected, much of this sales volume went to dental suppliers who approach the market with a low-price model. The closing of the telesales business had a negative impact on consolidated fiscal 2007 sales growth of approximately one percentage point.

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

Late in the third quarter of fiscal 2007, CEREC’s manufacturer, Sirona, introduced several important enhancements. First, CEREC’s software was significantly improved; making it easier to design highly aesthetic and precise restorations, while also greatly streamlining the system’s learning curve. In addition, a faster and more robust milling unit was introduced as an option on new installations, as well as an upgrade to all existing CEREC users. The Company believes the news of the impending enhancements to CEREC, which reached the market early in fiscal 2007, as well as the timing of the introduction at the end of the third fiscal quarter, and the process of transitioning to these upgraded features, which was still underway at the end of fiscal 2007, has a negative impact on sales throughout the year.

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

Patterson Medical consistently grew sales throughout the year, improving 10.7% over fiscal 2006. Three acquisitions related to the unit’s branch office strategy contributed 3 percentage points of the growth and foreign currency translation added an additional 1.5% of sales improvement. During fiscal 2007, Patterson Medical established five full-service branch offices in selected markets through acquisitions and internal start-ups. Also, the business continued to increase its sales force and add programs and systems to advance their value-added offerings.

Gross Margin. Consolidated gross margin declined 40 basis points in fiscal 2007 to 34.6%, primarily due to lower margins at Patterson Medical. In addition, the sales growth of Webster Veterinary outpaced both the dental and rehabilitation segments, resulting in a dilutive impact to consolidated gross margin, since Veterinary gross margins are lower than the other two businesses.

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

The gross margin of the Veterinary business decreased by 10 basis points compared to fiscal 2006. The negative impact on gross margin of lower agency commissions and vendor rebates in fiscal 2007 was mostly offset by the sales growth of equipment and software, which carry higher margins than core consumables.

Patterson Medical’s gross margin declined 250 basis points due to several factors. Higher freight costs impacted this business more than the Dental and Veterinary segments due to the nature of the average order size and related package levels. In addition, this segment had fixed price contracts with certain large group customers and price increases from vendors created some margin compression in this customer group. These contracts are renewed periodically, at which time pricing may be renegotiated to address changes in vendor pricing. Many of the contracts were amended in the latter part of fiscal 2007. A third factor in the gross margin decline at Patterson Medical is that the business hired a number of new sales representatives during the past fiscal year who had been given some short-term latitude to establish their book of business through discretionary discounting. This latitude will be phased out as these new representatives reach their sales targets.

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

Net Income and Earnings per Share. Net income was $208.3, an increase of 5.0% from fiscal 2006. Fiscal 2007 earnings per diluted share of $1.51 were $0.08 or 5.6% higher than $1.43 earnings per share in fiscal 2006. The adoption of SFAS No. 123(R) in fiscal 2007 lowered earnings per share by $0.05.

Liquidity and Capital Resources

Patterson’s operating cash flow had been the Company’s principal source of liquidity in fiscal 2008, 2007, and 2006, until the issuance of $525 million of debt in the March 2008. Operating activities generated cash of $265.4 million in fiscal 2008 compared with $243.5 million in fiscal 2007 and $164.0 million in fiscal 2006. In fiscal 2006, the Company did not sell approximately $30 million of short-duration finance contracts that were generated as a part of our traditional calendar year-end financing programs. These contracts had an average maturity of less than 24 months and generated interest income at rates approximating what cash would earn, thus the Company elected not to incur the administrative expense of selling these contracts. Had these contracts been sold, cash from operations would have been approximately $200 million.

Capital expenditures were $36.0, $19.5 and $49.2 million in fiscal years 2008, 2007 and 2006, respectively. Fiscal 2008 significant expenditures included the expansion of our general office building, expansion of an existing distribution center to accommodate multiple business units, the purchase of a distribution center that had been under a short-term lease, and continuing investments in information systems. The expansions of the office building and distribution center were in progress as of April 26, 2008. Fiscal 2006 included several significant projects, including expenditures for shared distribution centers in Kent, WA and eastern Pennsylvania. In addition, 2006 included expenditures for a new distribution facility for the Patterson Medical operations in the U.K.

The Company expects to invest approximately $30 to $35 million in capital expenditures during fiscal 2009, including the completion of the two projects in progress as of April 26, 2008 and investments in information systems.

Cash used for acquisitions totaled $22.7 million in fiscal 2008 and included acquisition in all three business units, with the majority being local and regional dealer/distributors in the rehabilitation supply business.

Payments on long-term debt in fiscal 2008 were $50 million. In March 2008, the Company closed on $525 million of long-term debt financing which was comprised of $450 million of fixed-rate private notes with maturities of five, seven and ten years in addition to a $75 million term loan at a floating rate of interest through a group of banks. The Company used $250 million of the debt financing to repurchase shares under an accelerated share repurchase agreement (“ASR”). The remaining proceeds from the debt issuances were used to repay borrowings under the Company’s revolving credit agreement and for general corporate purposes. $130 million of debt issued in fiscal 2004 becomes due in November 2008. As of April 26, 2008, no amounts are outstanding under the revolving credit facility which expires in fiscal 2013. A total of $300 million is available under this facility.

During the second half of fiscal 2008, the Company purchased shares of its common stock on the open market, under a 25 million share repurchase program authorized by the board of directors. In the fourth quarter of fiscal 2008, the Company entered into an ASR under which it paid $250 million and took an initial delivery of 6.3 million shares. In total, the Company repurchased approximately 18 million shares for $636.1 million during fiscal 2008. Under the terms of the ASR, the Company could have received additional shares, or could have been required to pay the counterparty in the form of either cash or shares. The final settlement of the ASR occurred in June 2008, with an additional 1.1 million shares being delivered to the Company. After the June 2008 settlement, an additional 5.9 million shares may be repurchased under the current authorization by the board of directors, which expires on December 31, 2012. Going forward, in the absence of desirable acquisition opportunities, the Company would likely return excess cash to its shareholders through additional open market purchases of its common stock, or possibly consider a dividend strategy.

Management expects funds generated from operations and existing cash to be sufficient to meet the Company’s working capital needs for the next fiscal year. The Company expects to continue to obtain liquidity from the sale of its equipment finance contracts. In addition, as of April 26, 2008, $300 million is available under a revolving credit facility. The Company’s short-term and long-term debt facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives.

The Company sells a significant portion of its installment sale contracts to a commercial paper funded conduit managed by a third party bank, and as a result, commercial paper is indirectly an important source of liquidity for the Company. The Company is allowed to participate in the conduit due to the quality of its finance contracts and its financial strength. Cash flow could be impaired if the Company’s financial strength diminished to a level that precluded the Company from taking part in this facility or other similar facilities. Also, market conditions outside of the Company’s control could adversely affect the ability of the Company to sell the contracts. The Company’s financing business is described in further detail in Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Contractual Obligations

A summary of the Company’s contractual obligations as of April 26, 2008 follows (in thousands):

	Payment due by year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$655,034	$130,010	$24	$125,000	$400,000
Operating Leases	49,115	13,668	21,808	11,003	2,636

As discussed in Note 10 of the Notes to Consolidated Financial Statements, the Company adopted the provisions of FIN 48 at the beginning of fiscal 2008. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits at April 26, 2008, is $22,689.

In addition, the Company is contractually committed to approximately $15 million of capital expenditures relating to two projects that are in-process as of April 26, 2008. Completion of these projects is expected to occur in fiscal 2009. For a more complete description of our contractual obligations, please see Notes 7 and 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Outlook

Over the last ten years, the Company has been able to grow revenue and earnings through its strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions. The Company’s growth strategy will continue to focus on these key elements. Maintaining financial flexibility is also a key component of the Company’s future growth. With strong operating cash flow and available credit capacity, the Company is confident that it will be able to financially support its future growth. The strategic initiatives that the Company has implemented in the past two years, as well as those that will be implemented in fiscal 2009 and beyond, will strengthen the Company’s operational platform and contribute to continuing future growth. Given these factors, the Company considers itself well positioned to capitalize upon the growth opportunities in the dental supply, companion-pet veterinary supply and the worldwide rehabilitation supply markets.

In June 2008, the Company’s dental unit announced several changes to its sales and marketing strategies. These changes are being made in an effort to further differentiate the dental unit from its competitors by taking advantage of the unit’s strengths in the marketplace. One of the changes being made is to provide, at no charge, the EagleSoft practice management software module to any dental practitioner not currently using the product. The dental management believes that there are numerous opportunities that arise to expand existing, or establish new, relationships with dental practitioners through this offer. However, the Company could be adversely impacted by the decision to give up the revenue from the practice management software if other forms of revenue generated from the expanded or new relationships are not sufficient to offset the previously recognized software revenues. In fiscal 2008, software unit revenues accounted for less than 1% of consolidated dental revenues.

Asset Management

The following table summarizes the Company’s days sales outstanding (DSO) and inventory turnover the past three fiscal years:

	2008	2007	2006
Days sales outstanding	43	44	47
Inventory turnover (1)	6.8	7.2	7.3

(1)	The inventory values used in this calculation are the LIFO inventory values for all inventories except for manufactured inventories and foreign inventories, which are valued using FIFO inventory methods.

Foreign Operations

Foreign sales are derived primarily from Patterson Dental and Patterson Medical operations in Canada and from Patterson Medical’s operations in the U.K. and France. Fluctuations in currency exchange rates have not significantly impacted earnings. However, net sales in fiscal 2008, 2007 and 2006 were enhanced by changes in the exchange rates. Without foreign currency effects, net sales would have been $27.0 million, $12.3 million and $9.3 million lower in fiscal years 2008, 2007 and 2006, respectively. The effect in fiscal 2008 was mostly driven by the strengthening of the Canadian Dollar as compared to the United States Dollar. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to the consolidated operations of the Company.

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

Inventory and Reserves—Inventory consists primarily of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. The Company continually assesses the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to estimated realizable value. Estimate are made of the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.

Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.

The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has three reporting units at April 26, 2008, which are the same as our operating units. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142.

Fair value is determined using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. The Company conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

In the fourth quarter of fiscal 2008, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Management does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill and other indefinite-lived intangible assets. However, if actual results are not consistent with our estimates or assumptions, the Company may be exposed to an impairment charge that could be material.

Long-Lived Assets—Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. The Company’s definite-lived intangible assets primarily consist of an exclusive distribution agreement and customer lists. When impairment exists, the related assets are written down to fair value. Although the Company believes our estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and our financial results.

Income Taxes—The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, the Company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. The Company believes that its accruals for tax liabilities are adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made and could materially affect our financial results.

To the extent that the provision for income taxes would have increased/decreased by 1 percent of income before taxes, consolidated net income would have decreased/increased $3.6 million in fiscal 2008.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the adoption of SFAS No. 161 is expected at the beginning in the fourth quarter of fiscal 2009. The Company is evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

In December 2007, FASB issued Statement No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will change our accounting treatment for business combinations on a prospective basis.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective at the beginning of fiscal 2009. The Company is currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. The adoption of SFAS No. 157 as it relates to financial assets and liabilities will be effective at the beginning of the first quarter of fiscal 2009. The Company is evaluating the impact the adoption of SFAS No. 157 will have on our financial statements and related disclosures, but do not expect SFAS No. 157 to have a material impact on our consolidated financial position or results of operations.

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

•	The ability of the Company to effectuate modifications to the business models of its three operating units to address changes in the individual markets of those business units.

•

The ability of the Company to consolidate the distribution, information services, human resources, financial and other administrative functions of its three business units into jointly shared services which meet the needs of the individual business units.

•	The ability of the Company to manage rapidly changing energy and commodity prices.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

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

The Company is exposed to foreign currency exchange rate fluctuations in its operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds and Euros. Although historically the Company has elected not to enter into any hedging contracts, it continually evaluates its foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to the Company’s most significant foreign currency exposures would have had an impact of approximately $29 million on fiscal 2008 net sales, or approximately 1%. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The Company’s earnings are also affected by fluctuations in short-term interest rates through the investment of its cash balances, borrowings under LIBOR-based debt instruments and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a group of banks that provide for pricing based on variable interest rates.

As of April 26, 2008, the Company had $175 million of variable-rate debt outstanding, of which $100 million becomes due in November 2008. The Company views its variable interest rate debt position on a net basis that gives effect to the Company’s cash and short term investments balances.

When considering the exposure under the agreements whereby the Company sells equipment finance contracts to both a commercial paper conduit and a group of banks, the Company has the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the portfolio of installment contracts generally turns over in less than 48 months and the Company can adjust the rate it charges on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, the Company uses an interest rate curve that approximates the maturity period of the then-outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contract sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets. There could be a reverse effect, i.e. an increase in the gain, if the interest rate markets are declining.

The Company estimates that if interest rates had been 10% higher during the year, the annual impact would have been to reduce earnings before income tax by approximately $3 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A Controls and Procedures of this Annual Report on Form 10-K. Our responsibility is to express an opinion on Patterson Companies, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risks, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 26, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patterson Companies, Inc. as of April 26, 2008, and April 28, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 26, 2008, and our report dated June 20, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. as of April 26, 2008, and April 28, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 26, 2008. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 26, 2008, and April 28, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended April 26, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, effective April 29, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, as discussed in Note 1 to the consolidated financial statements, effective April 30, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, using the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patterson Companies, Inc.’s internal control over financial reporting as of April 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 20, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 20, 2008

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 26, 2008	April 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$308,164	$241,791
Receivables, net of allowance for doubtful accounts of $8,030 and $6,547 at April 26, 2008 and April 28, 2007, respectively	364,050	361,401
Inventory	281,238	250,207
Prepaid expenses and other current assets	31,589	33,091

Total current assets	985,041	886,490
Property and equipment, net	148,932	131,952
Long-term receivables, net	54,392	52,019
Goodwill	681,352	660,573
Identifiable intangibles, net	200,398	202,357
Other	6,258	6,929

Total assets	$2,076,373	$1,940,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,405	$182,761
Accrued payroll expense	51,560	54,101
Other accrued expense	90,092	86,348
Income taxes payable	—	4,245
Current maturities of long-term debt	130,010	50,014

Total current liabilities	466,067	377,469
Long-term debt	525,024	130,010
Deferred income taxes	57,806	53,627
Other	22,689	—

Total liabilities	1,071,586	561,106
Stockholders’ equity:
Common Stock, $.01 par value:
Authorized shares—600,000
Issued and outstanding shares—122,357 and 139,490 at April 26, 2008, and April 28, 2007, respectively	1,224	1,395
Additional paid-in capital	—	174,420
Accumulated other comprehensive income	31,352	18,372
Retained earnings	1,093,974	1,308,590
Notes receivable from ESOP	(121,763)	(123,563)

Total stockholders’ equity	1,004,787	1,379,214

Total liabilities and stockholders’ equity	$2,076,373	$1,940,320

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 26, 2008	April 28, 2007	April 29, 2006
Net sales	$2,998,729	$2,798,398	$2,615,123
Cost of sales	1,967,004	1,829,526	1,700,694

Gross profit	1,031,725	968,872	914,429
Operating expenses	672,522	633,182	591,417

Operating income	359,203	335,690	323,012
Other income and expense:
Other income, net	11,017	8,148	7,336
Interest expense	(12,792)	(14,230)	(13,375)

Income before income taxes	357,428	329,608	316,973
Income taxes	132,570	121,272	118,548

Net income	$224,858	$208,336	$198,425

Earnings per share:
Basic	$1.70	$1.52	$1.44

Diluted	$1.69	$1.51	$1.43

Weighted average shares:
Basic	132,078	136,815	137,690
Diluted	132,910	137,769	139,234

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Notes Receivable from ESOP	Total
	Number	Amount
Balance at April 30, 2005	137,833,890	$1,378	$124,212	$8,519	$901,829	$(20,866)	$1,015,072
Derivative financial instrument change in unrealized gain	—	—	—	(877)	—	—	(877)
Foreign currency translation	—	—	—	6,195	—	—	6,195
Net income	—	—	—	—	198,425	—	198,425

Comprehensive income							203,743
Common stock issued and related tax benefits	858,285	9	21,095	—	—	—	21,104
Conversion of debenture	58,846	1	1,500	—	—	—	1,501
Payment on ESOP note	—	—	—	—	—	1,101	1,101

Balance at April 29, 2006	138,751,021	1,388	146,807	13,837	1,100,254	(19,765)	1,242,521
Foreign currency translation	—	—	—	4,535	—	—	4,535
Net income	—	—	—	—	208,336	—	208,336

Comprehensive income							212,871
Common stock issued and related tax benefits	739,225	7	19,856	—	—	—	19,863
Share-based compensation	—	—	7,757	—	—	—	7,757
Loan to ESOP	—	—	—	—	—	(105,000)	(105,000)
Payment on ESOP note	—	—	—	—	—	1,202	1,202

Balance at April 28, 2007	139,490,246	1,395	174,420	18,372	1,308,590	(123,563)	1,379,214
Foreign currency translation	—	—	—	11,962	—	—	11,962
Cash flow hedge	—	—	—	1,018	—	—	1,018
Net income	—	—	—	—	224,858		224,858

Comprehensive income							237,838
Common stock issued and related tax benefits	909,929	9	14,296	—	—	—	14,305
Repurchases of common stock	(18,043,533)	(180)	(196,439)		(439,474)		(636,093)
Share-based compensation	—	—	7,723	—	—	—	7,723
Payment on ESOP note	—	—	—	—	—	1,800	1,800

Balance at April 26, 2008	122,356,642	$1,224	—	$31,352	$1,093,974	$(121,763)	$1,004,787

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 26, 2008	April 28, 2007	April 29, 2006
Operating activities:
Net income	$224,858	$208,336	$198,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,492	19,791	16,693
Amortization	6,788	5,710	6,983
Bad debt expense	3,547	2,040	2,764
Share-based compensation	7,723	7,757	750
Excess tax benefits from share-based compensation	(778)	(658)	—
Deferred income taxes	13,146	124	3,860
Change in assets and liabilities net of acquired:
Increase in receivables	(3,282)	(12,246)	(24,112)
Increase in inventory	(27,036)	(3,817)	(26,539)
Increase in accounts payable	9,231	7,739	4,562
Increase (decrease) in accrued liabilities	13,450	2,633	(560)
Increase in long-term receivables	(2,373)	(2,742)	(15,704)
Other changes from operating activities, net	613	8,838	(3,164)

Net cash provided by operating activities	265,379	243,505	163,958
Investing activities:
Additions to property and equipment, net of acquisitions	(35,991)	(19,507)	(49,153)
Proceeds from disposals of property and equipment	—	9,163	—
Distribution agreement	—	—	(100,000)
Sale of investments	—	—	35,062
Purchase of investments	—	—	(21,680)
Acquisitions, net of cash	(22,694)	(12,665)	(39,228)

Net cash used in investing activities	(58,685)	(23,009)	(174,999)
Financing activities:
Payments of long-term debt	(50,024)	(120,017)	(20,031)
Proceeds from issuance of long-term debt	525,000	—	—
Payments of debt issuance costs	(1,813)	—	—
Cash payments received on notes receivable from ESOP	1,800	1,202	1,101
Loan to ESOP	—	(105,000)	—
Repurchases of common stock	(636,093)	—	—
Common stock issued, net	13,107	19,205	20,354
Excess tax benefits from share-based compensation	778	658	—

Net cash (used in) provided by financing activities	(147,245)	(203,952)	1,424
Effect of exchange rate changes on cash	6,924	855	1,460

Net increase (decrease) in cash and cash equivalents	66,373	17,399	(8,157)
Cash and cash equivalents at beginning of period	241,791	224,392	232,549

Cash and cash equivalents at end of period	$308,164	$241,791	$224,392

Supplemental disclosures:
Income taxes paid	$105,147	$143,183	$110,652
Interest paid	11,094	15,207	11,914
Convertible debenture conversion	—	—	1,500

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 26, 2008

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

Fiscal Year End

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Accordingly, fiscal years 2008, 2007 and 2006 included fifty-two weeks.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market funds, highly-rated commercial paper and government securities. The maturity of these securities at the time of purchase is 90 days or less. All cash equivalents are classified as available-for-sale and carried at market value, which approximates cost.

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO represent 86% and 84% of total inventories at April 26, 2008 and April 28, 2007, respectively.

The accumulated LIFO reserve was $44,333 at April 26, 2008, and $39,309 at April 28, 2007. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.

The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has three reporting units at April 26, 2008, which are the same as our operating units. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142.

Fair value is determined using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. The Company conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

In the fourth quarter of fiscal 2008, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Management does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill and other indefinite-lived intangible assets. However, if actual results are not consistent with our estimates or assumptions, the Company may be exposed to an impairment charge that could be material.

Long-Lived Assets

Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. The Company’s definite-lived intangible assets primarily consist of an exclusive distribution agreement and customer lists. When impairment exists, the related assets are written down to fair value. Although the Company believes our estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and our financial results.

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

The Company’s use of derivative financial instruments is generally limited to managing well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading purposes.

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

Advertising

The Company expenses all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $22,665, $21,775, and $22,435 for fiscal years 2008, 2007 and 2006, respectively. Deferred direct-marketing expenses included in prepaid and other current assets on the consolidated balance sheet as of April 26, 2008 and April 28, 2007 were $3,490 and $3,198, respectively.

Income Taxes

The liability method is used to account for income tax expense. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Effective April 29, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Details of the adoption are discussed in Note 10.

Employee Stock Ownership Plan (ESOP)

Compensation expense related to the Company’s defined contribution ESOP is computed based on the shares allocated method.

Share-Based Compensation

Effective April 30, 2006, the Company adopted FASB Statement No. 123(R), “Share-based Payment” (“SFAS No. 123(R)”). Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employee”. As permitted by SFAS No. 123(R), the Company has adopted the requirements of SFAS No. 123(R) using the modified prospective method. In accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to April 30, 2006 have not been restated to reflect the fair value method of recognizing compensation cost.

Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. The only significant other item included in comprehensive income is foreign currency

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. For the year ended April 26, 2008, $1.0 million (net of tax of $0.6 million) related to a cash flow hedge is included in comprehensive income. For the year ended April 29, 2006, ($0.9) million (net of tax benefit of $0.5 million) related to a cash flow hedge is included in comprehensive income.

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

	Fiscal Year
	2008	2007	2006(1)
	(in thousands)
Denominator:
Denominator for basic earnings per share—weighted average shares	132,078	136,815	137,690
Effect of dilutive securities—stock options, restricted stock, and stock purchase plans	832	954	1,544

Denominator for diluted earnings per share—adjusted weighted average shares	132,910	137,769	139,234

(1)	Dilutive securities included 33 related to convertible debentures. The debentures were converted in fiscal 2006.

Options to purchase 568, 764, and 257 shares of common stock during fiscal years 2008, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding which were excluded from the calculation of diluted earnings per share during fiscal years 2008, 2007, and 2006 were 1, 76, and 78, respectively, because the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. FAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the adoption of SFAS No. 161 is expected at the beginning of the fourth quarter of fiscal 2009. The Company is evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, FASB issued Statement No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will change our accounting treatment for business combinations on a prospective basis.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective at the beginning of our fiscal year 2009. The Company is currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. The adoption of SFAS No. 157 as it relates to financial assets and liabilities is effective at the beginning of our first quarter of fiscal 2009. The Company is evaluating the impact the adoption of SFAS No. 157 will have on our financial statements and related disclosures, but does not expect SFAS No. 157 to have a material impact on our consolidated financial position or results of operations.

2. Cash Equivalents

At April 26, 2008 and April 28, 2007, cash and cash equivalents consisted of the following:

	April 26, 2008	April 28, 2007
Cash on hand	$178,745	$144,611
Cash equivalents:
Government securities	115,531	82,170
Money market funds	13,888	15,010

	129,419	97,180

Total	$308,164	$241,791

Cash on hand is generally in interest earning accounts.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for each of the Company’s reportable segments for the fiscal year ended April 26, 2008 are as follows:

	Balance at April 28, 2007	Acquisition Activity	Other Activity	Balance at April 26, 2008
Dental supply	$92,529	$6,549	$502	$99,580
Rehabilitation supply	479,835	10,779	—	490,614
Veterinary supply	88,209	2,949	—	91,158

Total	$660,573	$20,277	$502	$681,352

The acquisition activity column primarily represents the preliminary purchase price allocation of fiscal 2008 acquisitions. Preliminary purchase price allocations are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of other intangible assets excluding goodwill are as follows:

	April 26, 2008	April 28, 2007
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,402	$76,402

Amortized:
Distribution agreement, customer lists and other	165,182	159,638
Less: Accumulated amortization	(41,186)	(33,683)

Net amortized other intangible assets	123,996	125,955

Total identifiable intangible assets, net	$200,398	$202,357

In the first quarter of fiscal 2006, the Company extended its exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC 3D dental restorative system. The Company paid a $100 million distribution fee to extend the agreement for a 10-year period that began in October 2007. The distribution fee is included in identifiable intangibles, net in the consolidated balance sheet. The amortization of the distribution agreement fee will occur over the 10-year period and will reflect the pattern in which the economic benefits of the fee are realized, consisting primarily of revenues generated from the sale of CEREC 3D dental restorative systems. Amortization expense in any year may differ significantly from other years.

With respect to the amortized other intangible assets, future amortization expense is expected to approximate $8,700, $8,300, $7,700, $8,100, and $8,100 for fiscal years 2009, 2010, 2011, 2012 and 2013, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, finalization of preliminary valuations, actual revenues generated from the sale of CEREC 3D dental restorative systems, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions

The Company made the following acquisitions during the periods covered by these financial statements:

Entity	Segment
Fiscal 2008: Leventhal & Sons, Inc.	Dental supply
Associated Medical Supply, Inc.	Veterinary supply
Quality Health Products, Inc.	Rehabilitation supply
Kees-Goebel Medical Specialties, Inc.	Rehabilitation supply
Advanced Practice Systems, LLC	Rehabilitation supply
Goldsmith Medical Company	Rehabilitation supply
New England X-Ray, Inc.	Veterinary supply
Seneca Medical, Inc.	Rehabilitation supply
W.S. Medical LLC	Rehabilitation supply
Cripps Corp.	Rehabilitation supply

Fiscal 2007: Theraquip, Inc.	Rehabilitation supply
Metro Medical, Inc.	Rehabilitation supply
Dale Surgical Professional Supply, Inc.	Rehabilitation supply

Fiscal 2006: Intra Corp.	Veterinary supply
Accu-Bite, Inc.	Dental supply

The operating results of each of these acquisitions are included in the Company’s consolidated statements of income from the date of each acquisition. Pro forma results of operations and details of the purchase price allocations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate.

5. Property and Equipment

	April 26, 2008	April 28, 2007
Land	$13,100	$10,990
Buildings	76,763	71,129
Leasehold improvements	12,087	9,978
Furniture and equipment	77,757	73,433
Data processing equipment	61,946	55,597
Construction-in-progress	17,708	3,919

	259,361	225,046
Accumulated depreciation	(110,429)	(93,094)

	$148,932	$131,952

Construction-in-progress as of April 26, 2008 was comprised mostly of a project to expand an existing distribution facility in California and the expansion of the Company’s corporate headquarters. The Company is contractually committed to approximately $15 million of additional expenditures related to these two projects,

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which are expected to be completed in fiscal 2009. There were no individually significant items in the construction-in-progress balance as of April 28, 2007.

6. Customer Financing

As a convenience to its customers, the Company offers several different financing alternatives including both a Company sponsored program and a third party program. For the third party program, the Company acts as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Company sponsored program, equipment purchases by customers with strong credit are financed to a maximum of $0.4 million for any one customer. The Company generally sells the customers’ financing contracts to outside financial institutions in the normal course of its business. The Company currently has two arrangements under which it sells these contracts.

In fiscal 2003, the Company initiated an agreement to sell its equipment finance contracts to a commercial paper conduit managed by JPMorgan Chase Bank N.A. To participate in the commercial paper conduit, the Company was required to establish a special purpose entity (“SPE”), PDC Funding Company, LLC, a consolidated, wholly owned subsidiary. The Company transfers financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduit. The SPE does not issue any debt. While there is no recourse to the Company by the commercial paper conduit on the sale of contracts, the Company receives only 90% of the principal amount of the contracts upon the sale. The remaining 10% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The holdback receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity of this arrangement with the conduit is a maximum of $440 million.

The Company also maintains an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchases customers’ financing contracts. The Company has established another SPE, PDC Funding LLC II, LLC (“PDC II”), as a consolidated, wholly owned subsidiary, which sells financing contracts to the U.S. Bank group. The Company receives 94% of the principal amounts of the contracts upon sale with the remaining 6% of the proceeds held by the banks as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement is $110 million.

These financing arrangements are accounted for as a sale of assets under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During fiscal 2008, 2007 and 2006, the Company sold approximately $229.7, $247.0, and $277.6 million, respectively, of its contracts under these arrangements. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at April 26, 2008.

A total of $425.5 million of financing contracts receivable sold under the agreements were outstanding at April 26, 2008. The residual receivable under the arrangements was approximately $47.7 and 46.4 million as of April 26, 2008 and April 28, 2007, respectively. Since the internal financing program’s inception in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

In March 2008, the Company issued fixed-rate senior notes with an aggregate principal amount of $450 million, consisting of (i) $50 million of 4.63% senior notes, due fiscal 2013; (ii) $250 million of 5.17% senior notes, due fiscal 2015; and (iii) $150 million of 5.75% senior notes, due fiscal 2018.

Also in March 2008, the Company entered into a term loan agreement with a principal amount of $75 million, which matures in fiscal 2013. The term loan bears interest at a floating rate based on LIBOR plus a spread which can range from 0.50% to 1.25% based on our leverage ratio, as defined in the agreement.

The proceeds from the issuance of debt in March 2008 were used to repurchase shares of the Company’s common stock and to repay borrowings under the Company’s revolving line of credit. The remaining proceeds will be used for general corporate purposes. Debt issuance costs associated with the issuance of debt in March 2008 of $1.8 million are being amortized to interest expense over the life of the related debt.

In addition, in March 2008 the Company entered into two forward starting interest rate swap agreements, each with notional amounts of $100 million and accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the issuance of the 5.17% senior notes due fiscal 2015 and the 5.75% senior notes due fiscal 2018, respectively. Upon issuance of the hedged debt, the Company settled it’s forward starting interest rate swap agreements and recorded a $1.0 million gain, net of income taxes, to accumulated other comprehensive income, which will be amortized against interest expense over the life of the related debt.

The Company has $300 million available under a revolving credit facility through November 2012. Interest on borrowings is based on LIBOR plus a spread which can range from 0.40% to 1.00%. This spread as well as a commitment fee on the unused portion of the facility are based on our leverage ratio, as defined in the agreement. There were no outstanding borrowings under the facility at April 26, 2008 or April 28, 2007.

Long-term debt consisted of the following:

	April 26, 2008	April 28, 2007
Fixed rate (3.65% to 4.14%) senior notes due fiscal 2009	$30,000	$80,000
Variable rate (Libor plus 0.75%) senior notes due fiscal 2009	100,000	100,000
Fixed rate (4.63 % to 5.75%) senior notes due fiscal 2013 to 2018	450,000	—
Variable rate (Libor plus 1.00%) term note due fiscal 2013	75,000	—
Other debt	34	24

	$655,034	$180,024
Less current maturities	(130,010)	(50,014)

Long-term debt	$525,024	$130,010

Maturities of long-term debt by fiscal year are as follows:

2009	$130,010
2010	24
2011	—
2012	—
2013	125,000
Thereafter	400,000

Total long-term debt	$655,034

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios as defined in the agreements. The Company met the financial covenants under the debt agreements as of April 26, 2008.

8. Derivative Financial Instruments

The Company is a party to certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by JPMorgan Chase Bank, N.A. and PDC Funding. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit, and replace a minimum interest rate margin previously required under the sale agreement.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. PDC Funding has purchased two interest rate caps from banks with combined amortizing notional amounts of $440 million. Patterson Companies, Inc. has sold two identical interest rate caps to the same banks. At April 26, 2008, the outstanding caps have a maturity date of March 2014. The fair value of the purchased interest rate caps outstanding at April 26, 2008 and April 28, 2007 were $0.8 and $0.3 million, respectively. At each date, these amounts were completely offset by the fair value of the two sold interest rate caps of ($0.8) and ($0.3) million, respectively. Accordingly, the impact to consolidated earnings of the Company is zero.

Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements in fiscal 2008. These agreements have an amortizing notional of $110 million and a fair value of $1.6 million and ($1.6) million, respectively, as of April 26, 2008. The impact to consolidated earnings of the Company is zero.

In fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company paid a fixed rate and received a floating rate based on an amortizing notional amount. This agreement did not qualify for hedge accounting treatment and, accordingly, the Company recorded the fair value (estimated unrealized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurred. This agreement matured in fiscal 2008. As of April 28, 2007, the agreement had a notional amount of approximately $14 million and an estimated unrealized gain of less than $0.1 million. In fiscal 2007, the Company entered into a similar interest rate swap agreement that matures in November 2011. As of April 26, 2008, that agreement had a notional amount of approximately $42 million and an estimated unrealized loss of $1.6 million. As of April 28, 2007, the agreement had a notional amount of approximately $52 million and an estimated unrealized loss of $0.7 million.

The total net loss recognized in the statements of income related to the non-offsetting interest rate swap agreements was $1.1 and $0.7 million in fiscal 2008 and 2007, respectively. The impact to the statement of income in fiscal 2006 was nominal. See also Note 7 for detail on two forward starting interest rate swaps which were entered into and settled during the fourth quarter of fiscal 2008 and Note 12 for detail on an accelerated share repurchase agreement entered into in the fourth quarter of fiscal 2008 and settled on June 18, 2008.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Leases and Non-cancelable Purchase Commitments

The Company leases facilities for its branch office locations, a number of distribution facilities, and also certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under non-cancelable operating leases are as follows at April 26, 2008:

2009	$13,668
2010	12,866
2011	8,942
2012	6,417
2013	4,586
Thereafter	2,636

Total minimum payments required	$49,115

Rent expense was $17,088, $15,552 and $15,171 for the years ended April 26, 2008, April 28, 2007 and April 29, 2006, respectively.

10. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2008	2007	2006
Current:
Federal	$93,814	$96,677	$90,752
Foreign	15,184	12,536	13,609
State	10,426	11,935	10,327

Total current	119,424	121,148	114,688
Deferred:
Federal	11,894	178	3,887
Foreign	230	(70)	(361)
State	1,022	16	334

Total deferred	13,146	124	3,860

Provision for income taxes	$132,570	$121,272	$118,548

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are included in prepaid expenses and other current assets and in non-current liabilities on the balance sheet. Significant components of the Company’s deferred tax assets (liabilities) as of April 26, 2008 and April 28, 2007 are as follows:

	2008	2007
Deferred current income tax asset (liability):
Capital Accumulation Plan	$6,559	$7,149
Inventory obsolescence	2,311	1,952
Health insurance	1,292	3,340
Bad debt allowance	914	1,153
LIFO reserve	(3,734)	(1,492)
Other	6,691	6,808

Deferred net current income tax asset	14,033	18,910
Deferred long-term income tax (liability) asset:
Amortizable intangibles	$(30,081)	$(28,050)
Goodwill	(28,350)	(23,440)
Property, plant, equipment	(4,603)	(4,495)
Stock based compensation expense	3,239	1,929
Other	1,989	429

Deferred net long-term income tax liability	(57,806)	(53,627)

Net deferred income tax liability	$(43,773)	$(34,717)

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2008	2007	2006
Tax at U.S. statutory rate	$125,100	$115,363	$110,941
State tax provision, net of federal benefit	6,029	5,611	5,341
Effect of foreign taxes	1,795	1,854	803
Other	(354)	(1,556)	1,463

	$132,570	$121,272	$118,548

The Company adopted FIN 48 and FSP FIN 48-1 effective April 29, 2007, the first day of fiscal 2008, with no adjustment to the opening balance of retained earnings. These standards clarify the separate identification and reporting of estimated amounts that could be assessed upon audit. The potential assessments are considered unrecognized tax benefits, because, if it is ultimately determined they are unnecessary, the reversal of these previously recorded amounts will result in a beneficial impact to the Company’s financial statements.

As of April 26, 2008 and April 29, 2007, the Company’s gross unrecognized tax benefits were $19.6 million and $17.6 million, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $5.7 million and $5.0 million, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheet.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in the gross amounts of unrecognized tax benefits for the year ended April 26, 2008 is shown below:

Balance at April 29, 2007	$17,587
Additions for tax positions related to the current year	3,601
Reductions for tax positions of prior years	(648)
Statute expirations	(992)

Balance at April 26, 2008	$19,548

The Company also recognizes both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 26, 2008 and April 29, 2007, the Company had recorded $3.1 million and $2.5 million, respectively, for interest and penalties. These amounts are also included in other long-term liabilities on the consolidated balance sheet. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease the Company’s effective tax rate. During the year ended April 26, 2008, the Company recorded as part of tax expense $1.0 million related to an increase in its estimated liability for interest and penalties.

The Company files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. The Company is not currently under audit by the Internal Revenue Service (“IRS”). The IRS has either examined or waived examination of all periods up to and including our fiscal year ended April 30, 2005. Periodically, state, local and foreign income tax returns are examined by various taxing authorities. The Company does not believe the outcome of these various examinations would have a material adverse impact on our financial statements.

11. Segment and Geographic Data

Patterson Companies, Inc. is comprised of three reportable segments: dental, veterinary, and rehabilitation supply. The Company’s reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other dental healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics in the majority of regions throughout the United States. The rehabilitation supply segment provides a comprehensive range of distributed and self-manufactured rehabilitation medical supplies and assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, marketing, purchasing, finance, human resources and facilities. The cost to operate the distribution centers are allocated to the operating units based on the through-put of the unit.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company’s reportable segments:

	Fiscal Year
	2008	2007	2006
Net sales
Dental supply	$2,181,286	$2,064,630	$1,966,954
Rehabilitation supply	371,016	334,342	302,021
Veterinary supply	446,427	399,426	346,148

Consolidated net sales	$2,998,729	$2,798,398	$2,615,123

Operating income
Dental supply	$281,877	$262,359	$249,820
Rehabilitation supply	52,642	51,185	54,786
Veterinary supply	24,684	22,146	18,406

Consolidated operating income	$359,203	$335,690	$323,012

Depreciation and amortization
Dental supply	$17,427	$16,748	$14,435
Rehabilitation supply	5,903	5,871	6,299
Veterinary supply	2,950	2,882	2,942

Consolidated depreciation and amortization	$26,280	$25,501	$23,676

Capital expenditures
Dental supply	$33,926	$16,560	$36,245
Rehabilitation supply	1,812	1,961	12,374
Veterinary supply	253	986	534

Consolidated capital expenditures	$35,991	$19,507	$49,153

Total assets
Dental supply	$1,100,471	$1,023,248	$1,019,863
Rehabilitation supply	743,786	712,009	696,928
Veterinary supply	232,116	205,063	194,927

Consolidated total assets	$2,076,373	$1,940,320	$1,911,718

The following table presents sales information by product for the Company:

	Fiscal Year
	2008	2007	2006
Net sales
Consumable and printed products	$1,887,703	$1,757,472	$1,633,544
Equipment and software	866,969	821,091	789,263
Other	244,057	219,835	192,316

Total	$2,998,729	$2,798,398	$2,615,123

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company by geographic area. No individual country, except for the United States, generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year
	2008	2007	2006
Net sales
United States	$2,707,971	$2,540,899	$2,391,249
International	290,758	257,499	223,874

Total	$2,998,729	$2,798,398	$2,615,123

Income before tax
United States	$318,304	$296,564	$284,767
International	39,124	33,044	32,206

Total	$357,428	$329,608	$316,973

Long-lived assets
United States	$1,005,235	$970,390	$981,381
International	86,097	83,440	82,963

Total	$1,091,332	$1,053,830	$1,064,344

12. Stockholders’ Equity

Share Repurchases

During fiscal 2008, the Company repurchased 11.7 million shares of its common stock on the open market at a total cost of $386.1 million. On March 19, 2008, the Company entered into an accelerated share repurchase agreement (“ASR”) with a financial institution counterparty. Under the terms of the ASR, the Company paid $250 million and took delivery of 90% of the shares, or 6.3 million shares, based on an initial share price of $35.60. The final number of shares to be delivered by the counterparty under the ASR was dependent on prevailing market conditions and based on the difference between the initial purchase price per share and a volume weighted average price of the Company’s common stock, minus a set discount, during a period of up to six months. Under terms of the ASR, the Company could have received additional shares of common stock from the counterparty or could have been required to deliver shares or cash to the counterparty. On June 18, 2008, the transaction was settled and an additional 1,052,037 shares were delivered to the Company, bringing the total number of shares delivered under the ASR to 7,372,260 at an average price of $33.91.

Employee Stock Ownership Plan (ESOP)

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 26, 2008 and April 28, 2007, indebtedness of the ESOP to the Company is shown as a deduction from stockholders’ equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into the Company. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 665,978 shares of common stock of the Company. The loan bears interest at current rates but principal does not begin to amortize until 2011. Of the total of 665,978 shares issued in the transaction, 97,810 were previously allocated to Thompson employees. The remaining 568,168 shares began to be allocated in fiscal 2004 but only to the extent of interest on the loan. The non-cash expense from the allocation of shares related to the interest on the loan is not expected to materially impact the consolidated results of operations of the Company.

During fiscal 2008, 2007 and 2006, shares secured by the 1990 note with a cost of $1,200, $1,202, and $1,101, respectively, were earned and allocated to ESOP participants.

At April 26, 2008, a total of 11,146,163 shares of the common stock held by the ESOP had been allocated to participants and had a fair market value of $373,508. With respect to the 1990 note, shares allocated were 12,889,240, committed-to-be-released shares were 1,262,530 and suspense shares were 4,979,876. Related to the shares from the Thompson transaction, shares allocated were 147,286, committed-to-be-released shares were 16,738 and suspense shares were 501,954.

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

The ESOP purchased 3,159,645 shares with the proceeds from the 2006 note. This loan and related shares, as well as the Thompson shares, are being accounted for under SOP 93-6, “Employers’ Accounting for Stock Ownership Plans” and accordingly, unallocated shares held by the Trust are not considered outstanding in the computation of earnings per share. When the shares are allocated to the participants, the expense to the Company will be determined based on the market value of the shares in the year of allocation. The Company anticipates the allocation of the shares related to the 2006 note will begin in fiscal 2012 and last over a period of approximately 10 to 15 years.

13. Share-based Compensation

Effective April 30, 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic value method under APB Opinion No. 25. In addition, the Company followed the pro forma disclosure requirements of SFAS 123, as amended by Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (SFAS No. 148).

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for the year ended April 29, 2006:

April 29, 2006
Net income, as reported	$198,425
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	600
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,326)

Pro forma net earnings	$193,699

Earnings per share—basic:
As reported	$1.44
Pro forma	$1.41

Earnings per share—diluted:
As reported	$1.43
Pro forma	$1.39

The consolidated statements of income for the years ended April 26, 2008 and April 28, 2007 include pre-tax share-based compensation expense of $7.7 million ($6.1 after-tax) and $7.8 million ($6.3 after-tax), respectively, all of which is included in operating expenses within the consolidated statements of income. The consolidated statement of cash flows for the years ended April 26, 2008 and April 28, 2007 presents the pre-tax share-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, prior to the adoption of SFAS No. 123(R), benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flows in the Company’s consolidated statements of cash flows. SFAS No. 123(R) requires that such excess tax benefits be presented as a cash inflow from financing activities and the Company has classified these cash flows, totaling $0.8 and $0.7 million in fiscal 2008 and fiscal 2007, respectively, in accordance with SFAS No. 123(R).

As of April 26, 2008, the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $15.0 million, and it is expected to be recognized over a weighted average period of approximately 4.7 years.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description of General Methods and Assumptions Used to Estimate Fair Value

Described below are certain methods and assumptions used to estimate the fair value of share-based compensation awards. Further information is presented below within this Note that may be unique to a particular award or group of awards.

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

Expected term of stock options and restricted stock – The Company estimates the expected term, or life, of awards based on several factors, including grantee types, vesting schedules, contractual terms and various factors surrounding exercise behavior of different groups.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions during fiscal years 2008, 2007 and 2006:

	April 26, 2008	April 28, 2007	April 29, 2006
			(pro forma)
Expected dividend yield	—	—	—
Expected stock price volatility	28.0%	28.0%	30.0%
Risk-free interest rate	4.6%	4.9%	4.1%
Expected life of options (years)	8.0	7.1	6.0

Following is a summary of stock option activity for all plans during fiscal years 2008, 2007 and 2006:

	Total Outstanding
	Number of Options	Exercise Price (a)	Intrinsic Value
Balance as of April 30, 2005	3,138	$20.61
Granted	74	44.01
Exercised	(267)	12.81
Cancelled	(39)	15.93

Balance as of April 29, 2006	2,906	21.99
Granted	77	32.98
Exercised	(273)	16.03
Cancelled	(159)	23.30

Balance as of April 28, 2007	2,551	22.88
Granted	40	36.06
Exercised	(216)	15.00
Cancelled	(345)	22.16

Balance as of April 26, 2008	2,030	$24.10	$19,102

Vested or expected to vest as of April 26, 2008	1,446	$24.08	$13,636

Exercisable as of April 26, 2008	648	$24.03	$6,143

(a)	Weighted-average exercise price

The weighted average fair values of options granted during fiscal 2008 and fiscal 2007 were $15.88 and $13.44, respectively. Related to stock options exercised during fiscal 2008, total intrinsic value was $4.7 million, cash received was $3.2 million and tax benefits realized were $1.2 million. Related to stock options exercised during fiscal 2007, total intrinsic value was $4.7 million, cash received was $4.5 million and tax benefits realized were $1.3 million. The Company settles stock option exercises with newly issued common shares. The weighted average remaining contractual lives of options outstanding and options exercisable as of April 26, 2008 were 4.3 and 3.9 years, respectively.

Restricted Stock and Performance Unit Awards

Beginning in fiscal 2006, the Company issued restricted stock and performance unit awards under the Equity Incentive Plan. The grant date fair value is based on the closing stock price on the day of the grant. Restricted stock awards vest over a seven or nine-year period and are subject to forfeiture provisions. Certain

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock awards, which are held by line management, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. The performance unit awards, issued primarily to executive management, are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the board of directors. The satisfaction of operating goals will not be finally determined until the end of a three-year period. Accordingly, the Company recognizes expense related to performance unit awards over the requisite service period using the straight-line method based on the outcome that is probable. During fiscal 2008 and fiscal 2007, expense recognized related to restricted stock and performance unit awards was $1.7 million and $0.9 million, respectively.

Through April 26, 2008, no restricted stock or performance unit awards have vested. The following tables summarize information concerning non-vested restricted stock awards and performance unit awards for fiscal years 2008, 2007 and 2006:

	Restricted Stock Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 30, 2005	—	—
Granted	94	$50.28
Forfeitures	(15)	49.28

Outstanding at April 29, 2006	79	50.47
Granted	161	32.21
Forfeitures	(7)	44.90

Outstanding at April 28, 2007	233	38.02
Granted	181	36.23
Forfeitures	(21)	37.89

Outstanding at April 26, 2008	393	$37.21

	Performance Unit Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 30, 2005	—	—
Granted	13	$52.12
Forfeitures	—	—

Outstanding at April 29, 2006	13	51.12
Granted	20	32.15
Forfeitures	(5)	49.35

Outstanding at April 28, 2007	28	36.98
Granted	21	36.06
Forfeitures	(5)	34.96

Outstanding at April 26, 2008	44	$36.77

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In June 1992, Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 4,750,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors and follows a calendar plan year. Employees are eligible to participate after nine months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. At April 26, 2008, there were 1,596,560 shares available for purchase under the Stock Purchase Plan.

Based on the provisions of the Stock Purchase Plan and guidance provided in FASB Technical Bulletin No. 97-1, “Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option” (“FTB 97-1”), there are several option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the employee stock purchase plan was $1.9 and $2.1 million, during fiscal 2008 and 2007, respectively. The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan for fiscal years 2008, 2007 and 2006:

			(pro forma)
	2008	2007	2006
Expected dividend yield	—	—	—
Expected stock price volatility	28.0%	28.0%	30.0%
Risk-free interest rate	4.4%	4.5%	3.2%
Expected life of options (years)	0.5	0.5	0.5

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year, but restricted shares are subject to forfeiture provisions. At April 26, 2008, 2,871,885 shares were available for purchase under the CAP Plan.

Based on the provisions of the CAP Plan and guidance provided in FTB No. 97-1, there are option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the Cap Plan was $1.8 and $1.9 million during fiscal 2008 and fiscal 2007, respectively. The following table summarizes the weighted-average assumptions relating to the CAP Plan for fiscal years 2008, 2007 and 2006:

	2008	2007	2006
Expected dividend yield	—	—	—
Expected stock price volatility	28.0%	28.0%	31.4%
Risk-free interest rate	3.5%	4.2%	3.2%
Expected life of options (years)	1.0	1.0	1.0

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Litigation

The Company is involved in various product related and employment related legal proceedings arising in the ordinary course of business. Some of these proceedings involve product liability claims arising out of the use of products the Company distributes. Product liability indemnification is generally obtained from our suppliers. However, in the event a supplier of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company would have liability for the entire judgment.

The Company maintains product liability insurance coverage for any potential liability for claims arising out of products sold by the Company. While the Company believes its insurance coverage is adequate, there can be no assurance that our insurance coverage is sufficient or will be available to us in adequate amounts or at reasonable costs in the future. Also, there can be no assurance that the indemnification agreements with our suppliers will provide us with adequate protection. In addition, future claims brought against the Company could involve claims not covered by insurance or indemnification agreements, and could have a material adverse effect on the Company’s business or financial condition.

As of April 26, 2008, the Company had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss .. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

15. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 2008 and 2007.

	Quarter Ended
	Apr. 26, 2008	Jan. 26, 2008	Oct. 27, 2007	July 28, 2007
Net sales	$778,388	$776,946	$741,992	$701,403
Gross profit	273,154	269,138	252,299	237,134
Operating income	101,269	97,114	85,613	75,207
Net income	63,209	60,364	53,741	47,544
Earnings per share—basic	$0.52	$0.45	$0.40	$0.35
Earnings per share—diluted	$0.51	$0.45	$0.39	$0.35

	Quarter Ended
	Apr. 28, 2007	Jan. 27, 2007	Oct. 28, 2006	July 29, 2006
Net sales	$739,143	$709,494	$694,273	$655,488
Gross profit	260,563	250,266	235,629	222,414
Operating income	96,446	92,686	78,021	68,537
Net income	59,924	58,591	48,237	41,584
Earnings per share—basic	$0.44	$0.43	$0.35	$0.30
Earnings per share—diluted	$0.44	$0.43	$0.35	$0.30

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of April 26, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 26, 2008. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

/S/ JAMES W. WILTZ
President and Chief Executive Officer

/S/ R. STEPHEN ARMSTRONG
Executive Vice President, Chief Financial
Officer and Treasurer

The report of the Company’s independent registered public accounting firm on internal control over financial reporting is included in Item 8. of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

As of April 26, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2008, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 8, 2008 (the “2008 Proxy Statement”). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2008 Proxy Statement and such information is incorporated by reference herein.

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

Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Non-Employee Director Compensation” and “Executive Compensation” in the 2008 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2008 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2008 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the captions “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures of the Audit Committee” in the 2008 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of the Company and its subsidiaries are included in Part II, Item 8:

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II—Valuation and Qualifying Accounts for the Years Ended April 26, 2008, April 28, 2007, and April 29, 2006.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit
2.1	Article of Merger and Plan of Merger dated June 23, 2004 [10]

3.1	The Company’s Restated Articles of Incorporation [10]

3.2	The Company’s Bylaws, as amended [1]

4.1	Specimen form of the Company’s Common Stock Certificate [10]

4.2	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents [9]

4.3	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP 9

10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended [1]

Exhibit

10.2	Patterson Dental Company 1992 Stock Option Plan [1]

10.3	Patterson Dental Company 1992 Director Stock Option Plan [1]

10.4	Patterson Dental Company Employee Stock Purchase Plan [1]

10.5	Patterson Dental Company Capital Accumulation Plan [2]

10.6	Patterson Companies, Inc. Fiscal 2009 Incentive Plan

10.7	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992 [1]

10.8	Amended and Restated Term Promissory Note dated July 13, 1992 [1]

10.9	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.10	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.11	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc. [4]

10.12	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association [5]

10.13	Amended and Restated Receivables Purchase Agreement dated October 7, 2004 between PDC Funding Company, LLC, Patterson Companies, Inc. and Bank One [12]

10.14	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [5]

10.15	2001 Non-Employee Director Stock Option Plan [5]

10.16	Amendments to Restated Employee Stock Purchase Plan [5]

10.17	Amended and Restated Employee Stock Ownership Plan [5]

10.18	Stock Option Plan for Canadian Employees [6]

10.19	Patterson Companies, Inc. Equity Incentive Plan [11]

10.20	ESOP Loan Agreement dated April 1, 2002 [7]

10.21	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company [7]

10.22	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent [8]

10.23	ESOP Loan Agreement dated September 11, 2006 [13]

10.24	ESOP Note dated September 11, 2006 [13]

10.25	Receivables Sale Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [14]

10.26	Contract Purchase Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Companies, Inc., U.S. Bank National Association and The Northern Trust Company [14]

10.27	Amended and Restated Credit Agreement, dated as of November 28, 2007, among Patterson Companies, Inc., as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents. [15]

Exhibit

10.28	Note Purchase Agreement dated March 19, 2008 among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP 16

10.29	Term Loan Credit Agreement dated March 20, 2008 among Patterson Companies, Inc., as the Borrower, the Lenders from time to time parties hereto and JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent [16]

10.30	Accelerated Share Repurchase Agreement, dated March 19, 2008, by and between Patterson Companies, Inc. and JPMorgan Chase Bank, National Association [16]

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
2	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.
3	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
4	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
5	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.
6	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.
7	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003.
8	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended October 25, 2003.
9	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 24, 2004.
10	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended July 31, 2004.
11	Incorporated by reference to the Registrant’s Form 8-K/A dated September 14, 2004, filed on September 29, 2004.
12	Incorporated by reference to the Registrant’s Form 8-K dated October 7, 2004, filed on October 12, 2004.
13	Incorporated by reference to the Registrant’s Form 8-K dated September 11, 2006, filed on September 12, 2006.
14	Incorporated by reference to the Registrant’s Form 8-K dated April 27, 2007, filed on May 3, 2007.
15	Incorporated by reference to the Registrant’s Form 8-K dated November 28, 2007, filed on December 3, 2007.
16	Incorporated by reference to the Registrant’s Form 8-K dated March 19, 2008, filed on March 24, 2008.

(b)	See Schedule II.

(c)	See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: June 25, 2008	By	/S/ JAMES W. WILTZ
James W. Wiltz,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/S/ JAMES W. WILTZ James W. Wiltz	President and Chief Executive Officer (Principal Executive Officer)	June 25, 2008

/S/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2008

/S/ PETER L. FRECHETTE Peter L. Frechette	Director (Chairman of the Board of Directors)	June 25, 2008

/S/ JOHN D. BUCK John D. Buck	Director	June 25, 2008

/S/ RONALD E. EZERSKI Ronald E. Ezerski	Director	June 25, 2008

/S/ ANDRE B. LACY Andre B. Lacy	Director	June 25, 2008

/S/ CHARLES REICH Charles Reich	Director	June 25, 2008

/S/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	June 25, 2008

/S/ HAROLD C. SLAVKIN Harold C. Slavkin	Director	June 25, 2008

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended April 26, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,547	$3,547	$216	(3)	$2,280	(1)	$8,030

LIFO inventory adjustment	$39,309	$5,024	$—		$—		$44,333
Inventory obsolescence reserve	5,538	10,704	849	(3)	11,594	(2)	5,497

Total inventory reserve	$44,847	$15,728	$849		$11,594		$49,830

Year ended April 28, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$7,031	$2,040	$500	(3)	$3,024	(1)	$6,547

LIFO inventory adjustment	$33,984	$5,325	$—		$—		$39,309
Inventory obsolescence reserve	6,040	7,206	73	(3)	7,781	(2)	5,538

Total inventory reserve	$40,024	$12,531	$73		$7,781		$44,847

Year ended April 29, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,189	$2,764	$1,692	(3)	$2,614	(1)	$7,031

LIFO inventory adjustment	$28,994	$4,990	$—		$—		$33,984
Inventory obsolescence reserve	4,899	5,446	702	(3)	5,007	(2)	6,040

Total inventory reserve	$33,893	$10,436	$702		$5,007		$40,024

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory disposed of or written off.
(3)	Impact of acquisitions and foreign currency translation adjustments.

INDEX TO EXHIBITS

Exhibit 10.6	Patterson Companies, Inc. Fiscal 2009 Incentive Compensation Plan

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002