Form 10-Q
period 2008-07-26
PATTERSON COMPANIES, INC.
filed 2008-09-04
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 26, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State of incorporation)	(I.R.S. Employer Identification No.)

1031 Mendota Heights Road, St. Paul, Minnesota 55120

(Address of principal executive offices, including zip code)

(651) 686-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Patterson Companies, Inc. had outstanding 121,440,730 shares of common stock as of September 1, 2008.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended July 26, 2008, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2008 Annual Report on Form 10-K filed June 25, 2008 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 26, 2008	April 26, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$331,150	$308,164
Receivables, net	348,954	364,050
Inventory	319,220	281,238
Prepaid expenses and other current assets	33,433	31,589

Total current assets	1,032,757	985,041
Property and equipment, net	155,446	148,932
Long-term receivables, net	50,490	54,392
Goodwill	681,886	681,352
Identifiable intangibles, net	198,939	200,398
Other	6,275	6,258

Total assets	$2,125,793	$2,076,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,644	$194,405
Accrued payroll expense	40,588	51,560
Other accrued expenses	90,695	90,092
Income taxes payable	20,197	—
Current maturities of long-term debt	130,008	130,010

Total current liabilities	465,132	466,067
Long-term debt	525,024	525,024
Other long-term liabilities	80,891	80,495

Total liabilities	1,071,047	1,071,586

STOCKHOLDERS’ EQUITY
Common stock	$1,214	$1,224
Additional paid-in capital	4,321	—
Accumulated other comprehensive income	31,036	31,352
Retained earnings	1,139,938	1,093,974
Notes receivable from ESOP	(121,763)	(121,763)

Total stockholders’ equity	1,054,746	1,004,787

Total liabilities and stockholders’ equity	$2,125,793	$2,076,373

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 26, 2008	July 28, 2007
Net sales	$743,859	$701,403
Cost of sales	492,129	464,269

Gross profit	251,730	237,134
Operating expenses	172,136	161,927

Operating income	79,594	75,207
Other income and (expense):
Finance income, net	1,922	2,348
Interest expense	(8,052)	(2,497)
Gain on currency exchange	218	754

Income before taxes	73,682	75,812
Income taxes	27,718	28,268

Net income	$45,964	$47,544

Earnings per share:
Basic	$0.39	$0.35

Diluted	$0.39	$0.35

Weighted average common shares:
Basic	117,890	135,785

Diluted	118,712	136,745

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	July 26, 2008	July 28, 2007
Operating activities:
Net income	$45,964	$47,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,965	4,836
Amortization	1,418	1,247
Share-based compensation	1,962	1,969
Excess tax benefits from share-based compensation	(50)	(248)
Bad debt expense	538	482
Change in assets and liabilities, net of acquired	(22,201)	(2,690)

Net cash provided by operating activities	32,596	53,140

Investing activities:
Additions to property and equipment, net	(11,479)	(5,007)
Acquisitions, net	(513)	(2,828)

Net cash used in investing activities	(11,992)	(7,835)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(2)	(8)
Common stock issued, net	2,359	3,487
Excess tax benefits from share-based compensation	50	248

Net cash provided by financing activities	2,407	3,727
Effect of exchange rate changes on cash	(25)	3,409

Net increase in cash and cash equivalents	22,986	52,441
Cash and cash equivalents at beginning of period	308,164	241,791

Cash and cash equivalents at end of period	$331,150	$294,232

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

July 26, 2008

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 26, 2008 and the results of operations and the cash flows for the periods ended July 26, 2008 and July 28, 2007. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 26, 2008 and July 28, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2008 Annual Report on Form 10-K filed on June 25, 2008.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal 2009 and 2008 represent the 13 weeks ended July 26, 2008 and July 28, 2007, respectively.

Comprehensive Income

Total comprehensive income was $45,648 and $53,617 for the three months ended July 26, 2008 and July 28, 2007, respectively. Other than net income, comprehensive income also includes foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements, but it does not require any new fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, which deferred the effective date of SFAS 157 as it relates to nonfinancial assets and liabilities.

SFAS 157 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. The Company’s derivative contracts are financial assets and liabilities reflected at fair value and are considered to be Level 2 within the fair value hierarchy.

Level 3 -	Unobservable inputs in which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company adopted the effective portions of SFAS 157 on April 27, 2008, the first day of fiscal 2009. The adoption did not have a material effect on the consolidated financial statements. The Company is currently evaluating the impact of the remaining portions of SFAS 157, which will be effective at the beginning of our fiscal year 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 beginning the first quarter of fiscal 2009, but did not elect the fair value option for any of its financial assets or liabilities.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	July 26, 2008	July 28, 2007
Denominator:
Denominator for basic earnings per share—weighted-average shares	117,890	135,785
Effect of dilutive securities—stock options, restricted stock, and stock purchase plans	822	960

Denominator for diluted earnings per share—adjusted weighted average shares	118,712	136,745

Options to purchase 695 and 496 shares of common stock during the three months ended July 26, 2008 and July 28, 2007, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. SFAS 141R will be effective at the beginning of our fiscal year 2010 and will change our accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 will be effective at the beginning of our fourth quarter of fiscal year 2009. The Company is evaluating the impact the adoption of SFAS 161 will have on our consolidated financial statements.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 26, 2008 and July 26, 2008 are as follows:

	Balance at April 26, 2008	Acquisition Activity	Translation And Other Activity	Balance at July 26, 2008
Dental Supply	$99,580	—	$9	$99,589
Rehabilitation Supply	490,614	$525	—	491,139
Veterinary Supply	91,158	—	—	91,158

Total	$681,352	$525	$9	$681,886

The increase in the goodwill balance during the three-month period ended July 26, 2008 primarily reflects the payment of a contingent earn-out under the provisions of an acquisition which was entered into during a prior fiscal year. The purchase price allocations of certain acquisitions are preliminary and are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of other intangible assets excluding goodwill are as follows:

	July 26, 2008	April 26, 2008
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,402	$76,402
Amortized:
Distribution agreement, customer lists and other	165,136	165,182
Less: Accumulated amortization	(42,599)	(41,186)

Net amortized other intangible assets	122,537	123,996

Total identifiable intangible assets, net	$198,939	$200,398

NOTE 3 DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to certain offsetting and identical interest rate cap agreements. The cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by JPMorgan Chase Bank, N.A. and PDC Funding. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit, and replace a minimum interest rate margin previously required under the sale agreement.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. PDC Funding has purchased two interest rate caps from banks with combined amortizing notional amounts of $440 million. Patterson Companies, Inc. has sold two identical interest rate caps to the same banks. At July 26, 2008, the outstanding caps have a maturity date of March 2014. The fair value of the purchased interest rate caps outstanding at July 26, 2008 and April 26, 2008 were $1.1 million and $0.8 million, respectively. At each date, these amounts were completely offset by the fair value of the two sold interest rate caps of ($1.1) million and ($0.8) million, respectively. Accordingly, the impact to consolidated earnings of the Company is zero.

Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements in fiscal 2008. These agreements have an amortizing notional amount of $110 million and a fair value of $1.7 million and ($1.7) million, respectively, as of July 26, 2008. As of April 26, 2008, the fair value of the agreements was $1.6 million and ($1.6) million, respectively. The impact of these swap agreements to consolidated earnings of the Company is zero.

In fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company paid a fixed rate and received a floating rate based on an amortizing notional amount. This agreement did not qualify for hedge accounting treatment and, accordingly, the Company recorded the fair value (estimated unrealized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurred. This agreement matured in fiscal 2008. In fiscal 2007, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement matures in November 2011. As of July 26, 2008, the agreement had a notional amount of approximately $39 million and an estimated unrealized loss of $1.3 million. As of April 26, 2008, the agreement had a notional amount of approximately $42 million and an estimated unrealized loss of $1.6 million.

The total net gain recognized in the statements of income related to the non-offsetting interest rate swap agreements was $0.2 million in both the three months ended July 26, 2008 and July 28, 2007.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K filed June 25, 2008. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, finance, human resources and facilities.

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	July 26, 2008	July 28, 2007
Net sales
Dental supply	$519,885	$499,727
Rehabilitation supply	100,700	91,262
Veterinary supply	123,274	110,414

Consolidated net sales	$743,859	$701,403

Operating income
Dental supply	$59,624	$57,626
Rehabilitation supply	14,029	12,827
Veterinary supply	5,941	4,754

Consolidated operating income	$79,594	$75,207

The following table presents sales information by product for the Company:

	Three Months Ended
	July 26, 2008	July 28, 2007
Net Sales
Consumable and printed products	$498,183	$464,730
Equipment and software	181,292	179,596
Other	64,384	57,077

Total	$743,859	$701,403

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our 2008 Annual Report on Form 10-K filed June 25, 2008, for important background information regarding, among other things, an overview of the markets in which we operate and our business strategies.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 26, 2008	July 28, 2007
Net sales	100.0%	100.0%
Cost of sales	66.2%	66.2%

Gross margin	33.8%	33.8%
Operating expenses	23.1%	23.1%

Operating income	10.7%	10.7%
Other (expense) income, net	(0.8)%	0.1%

Income before taxes	9.9%	10.8%
Net income	6.2%	6.8%

QUARTER ENDED JULY 26, 2008 COMPARED TO QUARTER ENDED JULY 28, 2007.

Net Sales. Consolidated net sales for the three months ended July 26, 2008 (“Current Quarter”) increased 6.1% to $743.9 million as compared to $701.4 million for the three months ended July 28, 2007 (“Prior Quarter”).

Sales of Patterson Dental increased 4.0% to $519.9 million in the Current Quarter compared to $499.7 million in the Prior Quarter. Sales of consumable dental supplies and printed office products increased 5.8% and other services and products sales rose 10.4%.

In total, Dental equipment and software sales decreased 1.6% compared to the Prior Quarter. Basic dental equipment sales, including chairs, units and lighting, grew 4.0%, but this growth was offset by lower sales of software, digital x-ray systems and CEREC 3D® dental restorative systems. The Company anticipated that software and digital x-ray sales would be adversely affected in the first part of fiscal 2009 by the roll-out of new sales and marketing initiatives and believes these initiatives also had an impact on sales of CEREC.

The sales and marketing initiatives included changes to the commission structure of Dental sales representatives, refocusing the responsibility for selling digital solutions and patient education products to territory field representatives and equipment specialists, and the offering of the Company’s EagleSoft® practice management software free of charge to any dentist. While these initiatives have resulted in some short-term adverse effects on sales, the Company believes the initiatives described above, as well as others being rolled-out in fiscal 2009 such as a revised customer loyalty program, will generate improved Dental segment sales and operating results in the future. For example, the commission structure changes better align compensation with growth objectives and strategies of Patterson Dental, and the free software given to dentists is expected to result in new customers for Dental’s digital x-ray solution, growth in sales of software support and e-business services, and increased sales of other equipment and consumable supplies.

The Veterinary segment reported sales of $123.3 million, an increase of 11.6% from $110.4 million in the Prior Quarter. This growth was led by the sale of consumables which increased 11.9%.

Current Quarter Rehabilitation segment sales of $100.7 million were 10.3% higher than sales of $91.3 million in the Prior Quarter. Excluding the impact of new branch locations acquired during the past year and the favorable impact of foreign currency translations, Rehabilitation sales grew 6.4%.

Gross Margins. While all three segments improved gross margin in the Current Quarter, consolidated gross margin was unchanged from the Prior Quarter at 33.8%. Since the Veterinary segment is contributing sales growth at a higher rate than the other two segments, but contributes the lowest gross margin, there is a dilutive effect mathematically on the consolidated gross margin.

Dental segment gross margin increased 10 basis points in the Current Quarter. Stronger point of sale margins in most major product categories and better freight management were largely offset by product sales mix, including lower sales of high-margin software due to the free offering of EagleSoft® practice management software.

Gross margin of the Veterinary segment increased 10 basis points in the Current Quarter. Rehabilitation segment gross margin increased by 40 basis points due to better freight management and the contribution from the higher margin PTOS practice management software sales. PTOS was acquired in the third quarter of fiscal 2008.

Operating Expenses. In the Current Quarter, operating expenses as a percent of sales remained flat at 23.1% compared to the Prior Quarter.

The operating expense ratio of the Dental segment was 20 basis points higher than in the Prior Quarter, reflecting the incremental expense from the roll-out of the above referenced strategy changes. The impact of these changes is expected to progressively decline over the remaining three quarters of fiscal 2009.

The Veterinary segment improved 30 basis points from the Prior Quarter due to leverage on sales and consolidation of the distribution function with the other business units.

Operating expenses as a percentage of sales increased 50 basis points over the Prior Quarter in the Rehabilitation segment. The infrastructure costs of new branch locations and costs related to the conversion onto Patterson systems negatively affected the operating expense ratio. As of the end of the Current Quarter, the conversion activities were largely completed.

Operating Income. Operating income was $79.6 million, or 10.7% of net sales in the Current Quarter. In the Prior Quarter, operating income was $75.2 million, which was also 10.7% of net sales. As discussed above, consolidated gross margin and operating expenses as a percentage of sales were the same as Prior Quarter.

Other (Expense) Income, Net. Net other expense was $5.9 million in the Current Quarter compared to net other income of $0.6 million in the Prior Quarter. Interest expense was $5.6 million higher in the Current Quarter due to the issuance of $525 million of long-term debt in March 2008. The proceeds from the issuance of the debt were used primarily to repurchase shares of the Company’s common stock.

Income Taxes. The effective income tax rate for the Current Quarter was 37.6%. In the Prior Quarter, the rate was 37.3%.

Earnings Per Share. Earnings per share were $0.39 in the Current Quarter, compared to $0.35 in the Prior Quarter. Approximately 19 million shares of common stock were repurchased since the end of the Prior Quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $32.6 million of cash flow from operating activities in the Current Quarter, compared to $53.1 million in the Prior Quarter. The Company sold a larger amount of finance contract receivables in the Prior Quarter, resulting in an additional amount of cash from operations compared to the Current Quarter.

Net cash used in investing activities in the Current Quarter was $12.0 million compared to $7.8 million in the Prior Quarter. Current Quarter cash was used for capital expenditures of $11.5 million primarily for the expansion of our general office and of an existing distribution center in Dinuba, California. The Company expects capital expenditures to total approximately $30 million in fiscal 2009.

Net cash provided by financing activities was $2.4 million in the Current Quarter compared to $3.7 million in the Prior Quarter. A payment of $130 million on long-term debt becomes due in November 2008. A $300 million revolving credit facility is available until November 2012. No amounts are currently outstanding under the revolving credit facility.

The Company expects funds generated by operations, existing cash balances and availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company's Critical Accounting Policies and Estimates, as disclosed in its 2008 Annual Report on Form 10-K filed June 25, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. SFAS 141R will be effective at the beginning of our fiscal 2010 year and will change our accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 will be effective at the beginning of our fourth quarter of fiscal year 2009. The Company is evaluating the impact the adoption of SFAS 161 will have on our consolidated financial statements.

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

•

The ability of the Company to consolidate the distribution, information systems, human resources, financial and other administrative functions of its three business units into jointly shared services which meet the needs of the individual business units.

•	The ability of the Company to manage rapidly changing energy and commodity prices.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability to recruit skilled personnel for the business, and then identify and train our personnel for their transition into key roles to support the long-term growth of the business.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

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

There have been no material changes since April 26, 2008 in the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s 2008 Annual Report on Form 10-K filed June 25, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 26, 2008. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 26, 2008.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 26, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company could have repurchased up to six million shares of common stock. In December 2007, the Company’s Board of Directors expanded this authorization to allow for the purchase of up to twenty five million shares of common stock. As of July 26, 2008, 5,905,430 additional shares may be repurchased under the authorization, which expires on December 31, 2012.

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Be Purchased Under the Plan
April 27, 2008 to May 24, 2008	—		$—		—		6,957,467
May 25, 2008 to June 21, 2008	1,052,037	(1)	$33.91	(1)	1,052,037	(1)	5,905,430
June 22, 2008 to July 26, 2008	—		$—		—		5,905,430

	1,052,037		$33.91		1,052,037

(1)	On March 19, 2008, the Company entered into an accelerated share repurchase agreement (“ASR”) with a financial institution counterparty. Under the terms of the ASR, the Company paid $250 million and took delivery of 90% of the shares, or 6,320,223 shares, based on an initial share price of $35.60. The final number of shares to be delivered by the counterparty under the ASR was dependent on prevailing market conditions and based on the difference between the initial purchase price per share and a volume weighted average price of the Company’s common stock, minus a set discount, for a period of up to six months. Under terms of the ASR, the Company could have received additional shares of common stock from the counterparty or could have been required to deliver shares or cash to the counterparty. On June 18, 2008, the transaction was settled and an additional 1,052,037 shares were delivered to the Company, bringing the total number of shares delivered under the ASR to 7,372,260 at an average price of $33.91.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2008 Annual Report on Form 10-K filed June 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 4, 2008	By:	/s/ R. Stephen Armstrong
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