Form 10-Q
period 2008-10-25
PATTERSON COMPANIES, INC.
filed 2008-12-04
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2008.

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

Patterson Companies, Inc. had outstanding 121,573,034 shares of common stock as of December 1, 2008.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended October 25, 2008, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2008 Annual Report on Form 10-K filed June 25, 2008 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 25, 2008	April 26, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,643	$308,164
Receivables, net	365,189	364,050
Inventory	311,637	281,238
Prepaid expenses and other current assets	38,366	31,589

Total current assets	971,835	985,041

Property and equipment, net	158,418	148,932
Long-term receivables, net	49,622	54,392
Goodwill	729,441	681,352
Identifiable intangibles, net	195,465	200,398
Other	6,307	6,258

Total assets	$2,111,088	$2,076,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,523	$194,405
Accrued payroll expense	43,566	51,560
Other accrued expenses	80,100	90,092
Income taxes payable	—	—
Current maturities of long-term debt	130,006	130,010

Total current liabilities	442,195	466,067

Long-term debt	525,333	525,024
Other long-term liabilities	80,862	80,495

Total liabilities	1,048,390	1,071,586

STOCKHOLDERS’ EQUITY
Common stock	$1,216	$1,224
Additional paid-in capital	9,553	—
Accumulated other comprehensive income	(13,149)	31,352
Retained earnings	1,186,841	1,093,974
Notes receivable from ESOP	(121,763)	(121,763)

Total stockholders’ equity	1,062,698	1,004,787

Total liabilities and stockholders’ equity	$2,111,088	$2,076,373

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Net sales	$759,461	$741,992	$1,503,320	$1,443,395
Cost of sales	505,886	489,693	998,015	953,962

Gross profit	253,575	252,299	505,305	489,433
Operating expenses	170,973	166,686	343,109	328,613

Operating income	82,602	85,613	162,196	160,820
Other income and (expense):
Finance income, net	1,870	2,710	3,792	5,058
Interest expense	(8,183)	(2,599)	(16,235)	(5,096)
Gain (loss) on currency exchange	(1,201)	644	(983)	1,398

Income before taxes	75,088	86,368	148,770	162,180
Income taxes	28,185	32,627	55,903	60,895

Net income	$46,903	$53,741	$92,867	$101,285

Earnings per share:
Basic	$0.40	$0.40	$0.79	$0.75

Diluted	$0.40	$0.39	$0.78	$0.74

Weighted average common shares:
Basic	117,421	135,907	117,656	135,846

Diluted	118,328	136,923	118,520	136,834

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	October 25, 2008	October 27, 2007
Operating activities:
Net income	$92,867	$101,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,968	9,675
Amortization	2,896	2,649
Share-based compensation	3,938	3,978
Excess tax benefits from share-based compensation	(291)	(529)
Bad debt expense	1,049	1,696
Change in assets and liabilities, net of acquisitions	(53,597)	(9,915)

Net cash provided by operating activities	57,830	108,839

Investing activities:
Additions to property and equipment, net	(17,495)	(9,180)
Acquisitions, net	(69,877)	(11,539)

Net cash used in investing activities	(87,372)	(20,719)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(4)	(16)
Common stock issued, net	5,363	6,598
Excess tax benefits from share-based compensation	291	529

Net cash provided by financing activities	5,650	7,111
Effect of exchange rate changes on cash	(27,629)	8,120

Net (decrease) increase in cash and cash equivalents	(51,521)	103,351
Cash and cash equivalents at beginning of period	308,164	241,791

Cash and cash equivalents at end of period	$256,643	$345,142

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 25, 2008

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 25, 2008 and the results of operations and the cash flows for the periods ended October 25, 2008 and October 27, 2007. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 25, 2008 and October 27, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2008 Annual Report on Form 10-K filed on June 25, 2008.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The second quarter and the first six months of fiscal 2009 and 2008 represent the 13 and 26 weeks ended October 25, 2008 and October 27, 2007, respectively.

Comprehensive Income

Total comprehensive income was $2,718 and $48,366 for the three and six months ended October 25, 2008, respectively, and $67,628 and $121,245 for the three and six months ended October 27, 2007. Other than net income, comprehensive income also includes foreign currency translation effects and unrealized gains on cash flow hedging instruments. Comprehensive income in the three and six months ended October 25, 2008 was negatively affected by changes in foreign currency exchange rates.

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

SFAS 157 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions as follows:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. The Company’s derivative contracts are financial assets and liabilities reflected at fair value and are considered to be Level 2 within the fair value hierarchy.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Denominator:
Denominator for basic earnings per share—weighted-average shares	117,421	135,907	117,656	135,846
Effect of dilutive securities—stock options, restricted stock, and stock purchase plans	907	1,016	864	988

Denominator for diluted earnings per share—adjusted weighted average shares	118,328	136,923	118,520	136,834

Options to purchase 667 and 681 shares of common stock during the three and six months ended October 25, 2008, respectively, and 445 and 471 shares during the three and six months ended October 27, 2007, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding excluded from the calculation of diluted earnings per share were 203 and 102 shares during the three and six months ended October 25, 2008, because the effect would have been anti-dilutive.

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

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 26, 2008 and October 25, 2008 are as follows:

	Balance at April 26, 2008	Acquisition Activity	Translation And Other Activity	Balance at October 25, 2008
Dental Supply	$99,580	$6,785	$(2,209)	$104,156
Rehabilitation Supply	490,614	917	—	491,531
Veterinary Supply	91,158	42,596	—	133,754

Total	$681,352	50,298	(2,209)	$729,441

The increase in the goodwill balance during the six month period ended October 25, 2008 primarily reflects the preliminary purchase price allocations of acquisitions. The purchase price allocations of certain acquisitions are preliminary and are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

Balances of other intangible assets excluding goodwill are as follows:

	October 25, 2008	April 26, 2008
Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$77,377	$76,402

Amortized:
Distribution agreement, customer lists and other	161,390	165,182
Less: Accumulated amortization	(43,302)	(41,186)

Net amortized other intangiable assets	118,088	123,996

Total identifiable intangible assets, net	$195,465	$200,398

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. PDC Funding has purchased two interest rate caps from banks with combined amortizing notional amounts of $440 million. Patterson Companies, Inc. has sold two identical interest rate caps to the same banks. At October 25, 2008, the outstanding caps have a maturity date of March 2014. The fair values of the purchased interest rate caps outstanding at October 25, 2008 and April 26, 2008 were $0.9 million and $0.8 million, respectively. At each date, these amounts were completely offset by the fair value of the two sold interest rate caps of ($0.9) million and ($0.8) million, respectively. Accordingly, the impact to consolidated earnings of the Company is zero.

Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements in fiscal 2008. These agreements have an amortizing notional amount of $110 million and a fair value of $1.9 million and ($1.9) million, respectively, as of October 25, 2008. As of April 26, 2008, the fair value of the agreements was $1.6 million and ($1.6) million, respectively. The impact of these swap agreements to consolidated earnings of the Company is zero.

In fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company paid a fixed rate and received a floating rate based on an amortizing notional amount. This agreement did not qualify for hedge accounting treatment and, accordingly, the Company recorded the fair value (estimated unrealized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurred. This agreement matured in fiscal 2008. In fiscal 2007, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement, which matures in November 2011, does not qualify for hedge accounting treatment. As of October 25, 2008, the agreement had a notional amount of approximately $36 million and an estimated unrealized loss of $1.5 million. As of April 26, 2008, the agreement had a notional amount of approximately $42 million and an estimated unrealized loss of $1.6 million.

For the three and six months ended October 25, 2008, the total net loss recognized in the statements of income related to the non-offsetting interest rate swap agreements was $0.4 million and $0.2 million, respectively. During the three and six months ended October 27, 2007, the total net loss was $0.5 million and $0.3 million, respectively.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Net sales
Dental supply	$536,837	$534,505	$1,056,722	$1,034,232
Rehabilitation supply	99,035	98,563	199,735	189,825
Veterinary supply	123,589	108,924	246,863	219,338

Consolidated net sales	$759,461	$741,992	$1,503,320	$1,443,395

Operating income
Dental supply	$62,657	$66,105	$122,281	$123,731
Rehabilitation supply	14,491	14,187	28,520	27,014
Veterinary supply	5,454	5,321	11,395	10,075

Consolidated operating income	$82,602	$85,613	$162,196	$160,820

The following table presents sales information by product for the Company:

	Three Months Ended		Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Net Sales
Consumable and printed products	$493,731	$480,646	$991,914	$945,376
Equipment and software	200,966	199,377	382,258	378,973
Other	64,764	61,969	129,148	119,046

Total	$759,461	$741,992	$1,503,320	$1,443,395

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6%	66.0%	66.4%	66.1%

Gross margin	33.4%	34.0%	33.6%	33.9%
Operating expenses	22.5%	22.5%	22.8%	22.8%

Operating income	10.9%	11.5%	10.8%	11.1%
Other (expense) income, net	(1.0)%	0.1%	(0.9)%	0.1%

Income before taxes	9.9%	11.6%	9.9%	11.2%
Net income	6.2%	7.2%	6.2%	7.0%

QUARTER ENDED OCTOBER 25, 2008 COMPARED TO QUARTER ENDED OCTOBER 27, 2007.

Net Sales. Consolidated net sales for the three months ended October 25, 2008 (“Current Quarter”) increased 2.4% to $759.5 million as compared to $742.0 million for the three months ended October 27, 2007 (“Prior Quarter”). The sales results of each of our business units were impacted by a difficult economic environment and were below our planned levels. The contribution from acquisitions added 2.3% to sales growth, while changes in foreign currency translation rates reduced sales in the Current Quarter by 0.5%.

Dental segment sales grew 0.4% to $536.8 million in the Current Quarter. Sales of consumable dental supplies and printed office products were flat compared to the Prior Quarter and we believe a significant factor in this result is that dental patients have started deferring higher level as well as discretionary services due to economic conditions.

In total, Dental equipment and software sales increased 1.0% compared to the Prior Quarter. Basic dental equipment sales, including chairs, units and lighting, grew approximately 7.0%, but this growth was offset by lower sales of software, intra-oral digital x-ray and CEREC 3D® dental restorative systems. The growth in basic equipment was largely generated by orders received prior to the worst of the economic weakening seen during our second fiscal quarter and we believe that the continuation of challenging economic conditions may affect the equipment purchasing decisions of dental practitioners throughout the second half of fiscal 2009.

The Company anticipated that software and digital x-ray sales would be adversely affected in the first part of fiscal 2009 by the roll-out of new sales and marketing initiatives in the Dental segment. In the Prior quarter, sales of CEREC, the chair-side dental restorative unit, included shipments of backlogged orders for the new MC-XL milling chamber. The fulfillment of these backlogged orders represented approximately 50% of total CEREC sales in the Prior Quarter.

The Veterinary segment reported sales of $123.6 million, an increase of 13.5% from $108.9 million in the Prior Quarter. Acquisitions, primarily Columbus Serum Company, a full-service distributor of companion-pet veterinary supplies which was acquired on October 2, 2008, contributed 9.8% of the sales growth.

Current Quarter Rehabilitation segment sales of $99.0 million were 0.5% higher than sales of $98.6 million in the Prior Quarter. Acquisitions added 2.2% to sales, but were largely offset by unfavorable changes in foreign currency translation rates.

The weak economic conditions during the Current Quarter affected the sales at each of our businesses and, given our expectation for these conditions to continue to remain challenging throughout the remainder of the fiscal year, the Company is taking steps to reduce its cost structure by at least an annualized $20 to $25 million. These company-wide actions include a hiring freeze except in the area of sales representatives, a wage freeze and restrictions on travel. The initial impact will be realized in the third quarter and we expect the full impact to be apparent in the fourth quarter. While we will streamline our cost structure where prudent, we also plan to continue making strategic investments such as acquisitions and the consolidation of our distribution facilities.

Gross Margins. Consolidated gross margin decreased to 33.4%, down 60 basis points from the Prior Quarter. Since the Veterinary segment contributed to Current Quarter sales growth at a higher rate than the other two segments, but also contributes the lowest gross margin, there is a dilutive effect on the consolidated gross margin.

Dental segment gross margin decreased 60 basis points in the Current Quarter. Factors causing the decrease included a financing promotion on CEREC that was in place during the Current Quarter, a reduction in the level of gains on financing contracts sold as compared to the Prior Quarter, and the reduced level of software revenue related to the offering of EagleSoft® practice management software at no cost to customers.

Gross margin of the Veterinary segment decreased 10 basis points in the Current Quarter due to reduced levels of equipment and software revenue and the effect of the Columbus Serum revenues which had a slightly lower gross margin. Patterson Medical’s gross margin was 40 basis points higher in the Current Quarter due to product mix, including software revenues, as well as improved freight management than in the Prior Quarter.

Operating Expenses. Although each segment’s operating expense ratio was higher in the Current Quarter, the consolidated ratio was flat with the Prior Quarter at 22.5% due to higher contribution from the Veterinary segment, which has the lowest operating expense ratio of the three business units. Because the Company’s expense structure is more semi-variable, after excluding product and commission costs, it requires an amount of time to properly adjust the expense structure to maintain service levels to customers when revenues do not achieve planned levels of performance.

The operating expense ratio of the Dental segment was 20 basis points higher than in the Prior Quarter, reflecting the effects of our fixed costs on lower than planned sales results and the incremental expense from the roll-out of sales and marketing strategy changes that began in the first quarter of the current fiscal year. The impact of these changes is expected to progressively decline over the remaining two quarters of fiscal 2009.

The Veterinary segment’s operating expense ratio increased 40 basis points from the Prior Quarter due to lower than planned internal sales growth and the integration of acquisitions. Operating expenses as a percentage of sales increased 10 basis points over the Prior Quarter in the Rehabilitation segment, again impacted by lower than planned sales levels.

Operating Income. Operating income was $82.6 million, or 10.9% of net sales in the Current Quarter. In the Prior Quarter, operating income was $85.6 million, which was 11.5% of net sales. As discussed above, there was a 60 basis point decrease in consolidated gross margin in the Current Quarter while the operating expense ratio remained flat.

Other (Expense) Income, Net. Net other expense was $7.5 million in the Current Quarter compared to net other income of $0.8 million in the Prior Quarter. Interest expense was $5.6 million higher in the Current Quarter due to the issuance of $525 million of long-term debt in March 2008. The proceeds from the issuance of the debt were used primarily to repurchase shares of the Company’s common stock. The impact of the new debt on interest expense in the Current Quarter was $6.9 million, but was partially offset by the scheduled payment of $50 million of fixed rate debt in November 2007. In addition to higher interest expense, the loss on foreign currency transactions was $1.2 million in the Current Quarter, while there was a gain of $0.6 million in the Prior Quarter.

Income Taxes. The effective income tax rate for the Current Quarter was 37.5%. In the Prior Quarter, the rate was 37.8%.

Earnings Per Share. Earnings per share were $0.40 in the Current Quarter, compared to $0.39 in the Prior Quarter. Approximately 19 million shares of the Company’s common stock were purchased and retired since the end of the Prior Quarter.

SIX MONTHS ENDED OCTOBER 25, 2008 COMPARED TO SIX MONTHS ENDED OCTOBER 27, 2007.

Net Sales. Consolidated net sales for the six months ended October 25, 2008 (“Current Period”) totaled $1,503.3 million, an increase of 4.2% from $1,443.4 million during the six months ended October 27, 2007 (“Prior Period”).

Sales of Patterson Dental increased 2.2% to $1,056.7 million in the Current Period compared to $1,034.2 million in the Prior Period. Sales of consumable dental supplies and printed office products rose 2.8%. In the first quarter of fiscal 2009, consumables grew 5.8%, but were flat in the second quarter as discussed above in the three month comparison.

In total, Dental equipment and software sales decreased 0.2% compared to the Prior Period. Basic dental equipment and software sales, led by core equipment such as chairs, units and lighting, grew 2.0%, while sales of CEREC 3D® dental restorative systems declined just over 10%.

The Veterinary segment reported sales of $246.9 million, an increase of 12.5% from $219.3 million in the Prior Period. Acquisitions, primarily the Columbus Serum Company, accounted for 5.0% of the sales growth.

Current Period Rehabilitation segment sales of $199.7 million were 5.2% higher than sales of $189.8 million in the Prior Period. Excluding the impact of acquisitions and changes in foreign currency translation rates, sales growth was 2.9%.

Gross Margins. Consolidated gross margin decreased 30 basis points to 33.6% in the Current Period.

Dental segment gross margin decreased 20 basis points in the Current Period. Lower sales of high-margin software due to the free offering of EagleSoft® practice management software and a financing promotion on CEREC during the second quarter of the Current Period lowered gross margin, but the impact was partially offset by stronger point of sale margins on consumables.

Gross margin of the Veterinary segment was 19.6% in both the Current and Prior Period. The Rehabilitation segment gross margin increased by 40 basis points due to improved freight management and the contribution of the higher margin PTOS practice management software sales. PTOS was acquired in the third quarter of fiscal 2008.

Operating Expenses. In the Current Period, operating expenses as a percent of sales were flat with the Prior Period at 22.8%.

The operating expense ratio of the Dental segment was 10 basis points higher than in the Prior Period, reflecting the incremental expense from the roll-out of the sales and marketing strategy changes at the beginning of the fiscal year.

The Veterinary segment operating expense ratio remained unchanged at 15.0% from the Prior Period. Leverage from higher first quarter sales and the consolidation of the distribution function with the other business units was offset in the second quarter by lower than planned sales and the cost structure of two acquisitions.

Operating expenses as a percentage of sales increased 30 basis points over the Prior Period in the Rehabilitation segment. The infrastructure costs of new branch locations over the past year and costs related to the conversion onto Patterson systems negatively affected the operating expense ratio.

Operating Income. Operating income was $162.2 million, or 10.8% of net sales in the Current Period. In the Prior Period, operating income was $160.8 million, or 11.1% of net sales. As discussed above, consolidated gross margins declined by 30 basis points, while the operating expense ratio was unchanged in the current Period.

Other (Expense) Income, Net. Net other expense was $13.4 million in the Current Period compared to net other income of $1.4 million in the Prior Period. Interest expense of $16.2 million was $11.1 million higher in the Current Period due to the issuance of $525 million of long-term debt in March 2008. The proceeds from the issuance of the debt were used primarily to repurchase shares of the Company’s common stock. In addition to higher interest expense, lower rates of return on investments during the Current Period resulted in a decrease of $1.3 million from interest income.

Income Taxes. The effective income tax rate for the Current Period was 37.6%. In the Prior Period, the rate was 37.5%.

Earnings Per Share. Earnings per share were $0.78 in the Current Period, compared to $0.74 in the Prior Period. Approximately 19 million shares of the Company’s common stock were purchased and retired since the end of the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $57.8 million of cash flow from operating activities in the six months ending October 25, 2008 (“Current Period”), compared to $108.8 million for the six months ending October 27, 2007 (“Prior Period”). There are several factors in the lower cash flow from operating activities in the Current Period, including a decrease of $8.4 million in net income, a lesser amount of finance contract receivables sold as compared to the Prior Period, and the timing of payments of accounts payables.

Net cash used in investing activities in the Current Period was $87.4 million compared to $20.7 million in the Prior Period. Current Period capital expenditures of $17.5 million included the completion of the expansion of an existing distribution facility in Dinuba, California and the renovation and expansion of our corporate headquarters in Saint Paul, Minnesota. The Company expects capital expenditures to total approximately $30 million in fiscal 2009. Cash used for acquisitions was $69.9 million, an increase of nearly $59 million from the Prior Period. The majority of cash used for acquisitions related to the Columbus Serum Company acquisition in October 2008.

Net cash provided by financing activities was $5.7 million in the Current Period compared to $7.1 million in the Prior Period. A scheduled payment of $130 million on long-term debt will be made in November 2008. A $300 million revolving credit facility is available until November 2012. No amounts were outstanding under the revolving credit facility as of October 25, 2008.

The Company expects funds generated by operations, existing cash balances and availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s Critical Accounting Policies and Estimates, as disclosed in its 2008 Annual Report on Form 10-K filed June 25, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective at the beginning of our fourth quarter of fiscal year 2009. The Company is evaluating the impact the adoption of SFAS 161 will have on our consolidated financial statements.

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

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 25, 2008. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 25, 2008.

During the quarter, the majority of our Patterson Medical locations in North America completed a transition from their legacy systems onto the Patterson systems, which the rest of the Company utilizes. We believe this transition improves the overall effectiveness and efficiency of our financial reporting process.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 25, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company could have repurchased up to six million shares of common stock. In December 2007, the Company’s Board of Directors expanded this authorization to allow for the purchase of up to twenty five million shares of common stock. As of October 25, 2008, 5,905,430 additional shares may be repurchased under the authorization, which expires on December 31, 2012.

ITEM 3.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on September 8, 2008, the Company’s shareholders approved the following matters:

1.	ELECTION OF DIRECTORS

	Voted for	Withheld
To serve for a three-year term expiring in 2011:
Ronald E. Ezerski	108,432,836	1,966,310
Andre B. Lacy	108,177,309	2,221,837

There were no abstentions or broker non-votes. The other directors of the Company whose terms in office continued after the 2008 Annual Meeting of Shareholders are as follows: terms expiring at the 2009 Annual Meeting—Ellen A. Rudnick, Harold C. Slavkin, and James W. Wiltz; and terms expiring at the end of the 2010 Annual Meeting — John D. Buck, Peter L. Frechette, and Charles Reich.

2.	APPROVAL OF THE DEFERRED PROFIT SHARNING PLAN FOR THE EMPLOYEES OF PATTERSON DENTAL CANADA, INC. The vote was 94,947,256 for, 733,917 against, 2,338,695 abstentions and 12,379,278 broker non-votes.

3.	RATIFY THE SELECTION OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL 2009. The vote was 109,144,308 for, 317,370 against, and 937,468 abstentions. There were no broker non-votes.

ITEM 6.	EXHIBITS

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

Dated: December 4, 2008

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