Form 10-Q
period 2009-01-24
PATTERSON COMPANIES, INC.
filed 2009-03-05
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2009.

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

Patterson Companies, Inc. had outstanding 121,961,233 shares of common stock as of March 2, 2009.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended January 24, 2009, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2008 Annual Report on Form 10-K filed June 25, 2008 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 24, 2009	April 26, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,884	$308,164
Receivables, net	436,574	364,050
Inventory	285,297	281,238
Prepaid expenses and other current assets	33,315	31,589

Total current assets	917,070	985,041

Property and equipment, net	158,591	148,932
Long-term receivables, net	52,283	54,392
Goodwill	769,505	681,352
Identifiable intangibles, net	193,678	200,398
Other	5,830	6,258

Total assets	$2,096,957	$2,076,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,278	$194,405
Accrued payroll expense	43,924	51,560
Other accrued expenses	85,948	90,092
Income taxes payable	2,093	—
Current maturities of long-term debt	63,006	130,010

Total current liabilities	368,249	466,067

Long-term debt	525,040	525,024
Other long-term liabilities	82,429	80,495

Total liabilities	975,718	1,071,586

Stockholders’ equity:
Common stock, $.01 par value: Authorized shares – 600,000; Issued and outstanding shares – 121,947 and 122,357, respectively	1,219	1,224
Additional paid-in capital	16,356	—
Accumulated other comprehensive (loss) income	(14,221)	31,352
Retained earnings	1,239,648	1,093,974
Notes receivable from ESOP	(121,763)	(121,763)

Total stockholders’ equity	1,121,239	1,004,787

Total liabilities and stockholders’ equity	$2,096,957	$2,076,373

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net sales	$811,023	$776,946	$2,314,343	$2,220,341

Cost of sales	541,914	507,808	1,539,929	1,461,770

Gross profit	269,109	269,138	774,414	758,571

Operating expenses	177,567	172,024	520,676	500,637

Operating income	91,542	97,114	253,738	257,934

Other income and (expense):
Finance income, net	1,048	2,813	4,840	7,871
Interest expense	(7,000)	(2,383)	(23,235)	(7,479)
(Loss) gain on currency exchange	(793)	(28)	(1,776)	1,370

Income before taxes	84,797	97,516	233,567	259,696

Income taxes	31,990	37,152	87,893	98,047

Net income	$52,807	$60,364	$145,674	$161,649

Earnings per share:

Basic	$0.45	$0.45	$1.24	$1.20

Diluted	$0.45	$0.45	$1.23	$1.19

Weighted average common shares:

Basic	117,624	134,050	117,645	135,247

Diluted	118,134	134,935	118,391	136,201

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	January 24, 2009	January 26, 2008
Operating activities:
Net income	$145,674	$161,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,327	14,527
Amortization	5,188	4,970
Share-based compensation	5,800	5,954
Excess tax benefits from share-based compensation	(317)	(585)
Bad debt expense	3,136	2,396
Change in assets and liabilities, net of acquired	(103,274)	(20,778)

Net cash provided by operating activities	72,534	168,133

Investing activities:
Additions to property and equipment, net	(22,838)	(16,344)
Acquisitions, net	(109,942)	(12,967)

Net cash used in investing activities	(132,780)	(29,311)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	(130,008)	(50,024)
Borrowings from credit facility	63,000	60,000
Repurchases of common stock	—	(236,732)
Common stock issued, net	10,275	10,306
Excess tax benefits from share-based compensation	317	585

Net cash used in financing activities	(56,416)	(215,865)

Effect of exchange rate changes on cash	(29,618)	6,480

Net decrease in cash and cash equivalents	(146,280)	(70,563)

Cash and cash equivalents at beginning of period	308,164	241,791

Cash and cash equivalents at end of period	$161,884	$171,228

Supplemental noncash flow disclosure:
Repurchases of common stock with liability due to broker	$—	$26,754

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

January 24, 2009

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 24, 2009 and the results of operations and the cash flows for the periods ended January 24, 2009 and January 26, 2008. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 24, 2009 and January 26, 2008, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2008 Annual Report on Form 10-K filed on June 25, 2008.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The third quarter and the first nine months of fiscal 2009 and 2008 represent the 13 and 39 weeks ended January 24, 2009 and January 26, 2008, respectively.

Comprehensive Income

Total comprehensive income was $51,735 and $100,101 for the three and nine months ended January 24, 2009, respectively, and $52,732 and $173,977 for the three and nine months ended January 26, 2008. Other than net income, comprehensive income also includes foreign currency translation effects and unrealized gains on cash flow hedging instruments. During the nine months ended January 24, 2009, comprehensive income was negatively affected by approximately $45 million due to the effect of changes in exchange rates on foreign currency translations.

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

The Company adopted the footnote disclosure requirements of the effective portions of SFAS 157 on April 27, 2008, the first day of fiscal 2009. The Company is currently evaluating the impact of the remaining portions of SFAS 157, which will be effective at the beginning of our fiscal year 2010.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Denominator:
Denominator for basic earnings per share—weighted-average shares	117,624	134,050	117,645	135,247

Effect of dilutive securities—stock options, restricted stock, and stock purchase plans	510	885	746	954

Denominator for diluted earnings per share—adjusted weighted average shares	118,134	134,935	118,391	136,201

Options to purchase 1,606 and 989 shares of common stock during the three and nine months ended January 24, 2009, respectively, and 679 and 540 shares during the three and nine months ended January 26, 2008, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding excluded from the calculation of diluted earnings per share were 337 and 248 shares during the three and nine months ended January 24, 2009, because the effect would have been anti-dilutive.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective at the beginning of our fourth quarter of fiscal year 2009. The Company is evaluating the impact the adoption of SFAS 161 will have on the disclosures in our consolidated financial statements.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 26, 2008 and January 24, 2009 are as follows:

	Balance at April 26, 2008	Acquisition Activity	Translation And Other Activity	Balance at January 24, 2009
Dental Supply	$99,580	$45,944	$(1,866)	$143,658
Rehabilitation Supply	490,614	1,132	—	491,746
Veterinary Supply	91,158	42,943	—	134,101

Total	$681,352	$90,019	$(1,866)	$769,505

The increase in the goodwill balance during the nine month period ended January 24, 2009 primarily reflects the preliminary purchase price allocations of acquisitions. The purchase price allocations of certain acquisitions are preliminary and are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations. The acquisition activity amounts above are primarily associated with the Dental segment’s acquisition of Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC and the Veterinary segment’s acquisition of Columbus Serum Company.

Balances of other intangible assets excluding goodwill are as follows:

	January 24, 2009	April 26, 2008
Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$77,377	$76,402

Amortized:
Distribution agreement, customer lists and other	161,915	165,182
Less: Accumulated amortization	(45,614)	(41,186)

Net amortized other intangiable assets	116,301	123,996

Total identifiable intangible assets, net	$193,678	$200,398

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. PDC Funding has purchased two interest rate caps from banks with combined amortizing notional amounts of $440 million. Patterson Companies, Inc. has sold two identical interest rate caps to the same banks. At January 24, 2009, the outstanding caps have a maturity date of March 2014. The fair values of the purchased interest rate caps outstanding at January 24, 2009 and April 26, 2008 were $0.2 million and $0.8 million, respectively. At each date, these amounts were completely offset by the fair value of the two sold interest rate caps of ($0.2) million and ($0.8) million, respectively. Accordingly, the impact to consolidated earnings of the Company is zero.

Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements in fiscal 2008. These agreements have an amortizing notional amount of $110 million and a fair value of $0.7 million and ($0.7) million, respectively, as of January 24, 2009. As of April 26, 2008, the fair value of the agreements was $1.6 million and ($1.6) million, respectively. The impact of these swap agreements to consolidated earnings of the Company is zero.

In fiscal 2006, the Company entered into an interest rate swap agreement with a bank under which the Company paid a fixed rate and received a floating rate based on an amortizing notional amount. This agreement did not qualify for hedge accounting treatment and, accordingly, the Company recorded the fair value (estimated unrealized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurred. This agreement matured in fiscal 2008. In fiscal 2007, the Company entered into an interest rate swap agreement with a bank under which the Company pays a fixed rate and receives a floating rate based on an amortizing notional amount. This agreement, which matures in November 2011, does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value (estimated unrealized gain or loss) of the agreement as an asset or liability and the change in any period as income or expense of the period in which the change occurs. As of January 24, 2009, the agreement had a notional amount of approximately $33 million and an estimated unrealized loss of $1.9 million. As of April 26, 2008, the agreement had a notional amount of approximately $42 million and an estimated unrealized loss of $1.6 million.

For the three and nine months ended January 24, 2009, the total net loss recognized in the statements of income related to the non-offsetting interest rate swap agreements was $0.6 million and $0.8 million, respectively. During the three and nine months ended January 26, 2008, the total net loss was $1.2 million and $1.5 million, respectively.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net sales
Dental supply	$584,140	$584,942	$1,640,862	$1,619,174
Rehabilitation supply	81,611	84,384	281,346	274,209
Veterinary supply	145,272	107,620	392,135	326,958

Consolidated net sales	$811,023	$776,946	$2,314,343	$2,220,341

Operating income
Dental supply	$73,747	$80,246	$196,028	$203,977
Rehabilitation supply	11,676	11,199	40,196	38,213
Veterinary supply	6,119	5,669	17,514	15,744

Consolidated operating income	$91,542	$97,114	$253,738	$257,934

The following table presents sales information by product for the Company:

	Three Months Ended		Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net Sales
Consumable and printed products	$476,196	$449,721	$1,468,110	$1,395,097
Equipment and software	271,384	262,200	653,642	641,173
Other	63,443	65,025	192,591	184,071

Total	$811,023	$776,946	$2,314,343	$2,220,341

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.8%	65.4%	66.5%	65.8%

Gross margin	33.2%	34.6%	33.5%	34.2%
Operating expenses	21.9%	22.1%	22.5%	22.5%

Operating income	11.3%	12.5%	11.0%	11.6%
Other (expense) income, net	(0.8)%	0.1%	(0.9)%	0.1%

Income before taxes	10.5%	12.6%	10.1%	11.7%

Net income	6.5%	7.8%	6.3%	7.3%

QUARTER ENDED JANUARY 24, 2009 COMPARED TO QUARTER ENDED JANUARY 26, 2008.

Net Sales. Consolidated net sales for the three months ended January 24, 2009 (“Current Quarter”) increased 4.4% to $811.0 million as compared to $776.9 million for the three months ended January 26, 2008 (“Prior Quarter”). Current Quarter sales results of all three of the Company’s business units were negatively affected by the worldwide general economic environment. The contribution from acquisitions added 5.9% to sales growth, while changes in foreign currency translation rates reduced sales in the by 2.1%.

Dental segment sales were virtually unchanged at $584.1 million in the Current Quarter as compared to $584.9 million the Prior Quarter. Movement in foreign currency translation rates negatively affected Current Quarter sales by 2.0%, while acquisitions added 1.1% to sales growth. Consumable sales were down 2.4%, including a 2.1% negative impact of foreign currency translations and a contribution from acquisitions of 1.2%.

Dental equipment and software sales increased 3.3% compared to the Prior Quarter. Basic dental equipment sales, including chairs, units and lighting, grew approximately 3.0%. Sales of CEREC® dental restorative systems and components rose 4.7% from the Prior Quarter. Approximately 25% of the Prior Quarter CEREC sales included the fulfillment of backlogged orders of the MC XL milling chamber introduced earlier in calendar year 2007.

Sales of other services and products in the Dental segment were flat with the Prior Quarter.

The Veterinary segment reported sales of $145.3 million, an increase of 35.0% from $107.6 million in the Prior Quarter. This sales growth was driven primarily by the acquisition of Columbus Serum Company, a full-service distributor of companion-pet veterinary supplies earlier in fiscal 2009. Excluding acquisitions, sales were flat with the Prior Quarter.

Current Quarter Rehabilitation segment sales of $81.6 million were 3.3% lower than sales of $84.4 million in the Prior Quarter. Unfavorable changes in foreign currency translation rates reduced Current Quarter sales by 5.4%.

Gross Margins. Consolidated gross margin of 33.2% represents a decline of 140 basis points from the Prior Quarter. Since the Veterinary segment contributed to Current Quarter sales growth at a higher rate than the other two segments, and produces a lower gross margin, there is a dilutive effect on the consolidated gross margin. Another factor in the lower consolidated gross margin was a decline of 70 basis points in the Dental segment.

Dental gross margin was reduced in part because of the decision to begin providing its practice management software to dentists free of charge in fiscal 2009. Another factor was the cost of a CEREC financing promotion that began in the second quarter of fiscal 2009 and ran throughout the Current Quarter. Finally, the sales mix in the Current Quarter was weighted less to consumables and more toward equipment. On average, the consumable sales carry a higher gross margin than equipment and, therefore, the mix change in the Current Quarter had a dilutive effect on gross margin.

Gross margin of the Veterinary segment decreased 210 basis points in the Current Quarter due primarily to the effect of the Columbus Serum acquisition. A portion of Columbus Serum sales were generated from distributed nutritional products and production animal business, both of which carry a lower gross margin than the Veterinary segment’s core companion animal business. The Rehabilitation segment’s gross margin was 100 basis points higher in the Current Quarter due to product mix, including software revenues, as well as improved freight management.

Operating Expenses. The consolidated operating expense ratio improved 20 basis points to 21.9% from 22.1% in the Prior Quarter. The lower ratio is due primarily to the relative sales contribution from the Veterinary segment, which has the lowest operating expense ratio of the three business units. Due to challenging economic conditions, the Company began taking action to reduce expenses in the Current Quarter, including a hiring freeze, except in the area of sales representatives, a wage freeze, and reductions and restrictions on travel. An initial impact was realized in the Current Quarter; however, the Company expects the impact to be more apparent in the fourth quarter of fiscal 2009. While the existing cost structure will be streamlined where prudent, the Company also plans to continue making strategic investments such as acquisitions and the consolidation of distribution facilities.

The operating expense ratio of the Dental segment was 40 basis points higher than in the Prior Quarter, reflecting the effects of new program expenses and increased fixed costs with no sales growth.

The Veterinary segment’s operating expense ratio decreased 110 basis points from the Prior Quarter as a result of higher revenues and the continued consolidation of distribution with the other two segments. Operating expenses as a percentage of sales at the Rehabilitation segment were unchanged in the Current Quarter.

Operating Income. Operating income was $91.5 million, or 11.3% of net sales in the Current Quarter. In the Prior Quarter, operating income was $97.1 million, or 12.5% of net sales. As discussed above, there was a 140 basis point decrease in consolidated gross margin in the Current Quarter while the consolidated operating expense ratio improved 20 basis points.

Other (Expense) Income, Net. Net other expense was $6.7 million in the Current Quarter compared to net other income of $0.4 million in the Prior Quarter. The Current Quarter includes incremental interest expense of $6.5 million associated with the $525 million of long-term debt financing completed in the fourth quarter of fiscal 2008, and foreign currency exchange losses of $0.8 million.

Income Taxes. The effective income tax rate for the Current Quarter was 37.7%. In the Prior Quarter, the rate was 38.1%.

Earnings Per Share. Earnings per share were $0.45 in both the Current and Prior Quarters. Although net income was approximately $7.6 million less in the Current Quarter, a lower number of shares outstanding due to share repurchase activity in the second half of fiscal 2008 resulted in a flat earnings per share.

NINE MONTHS ENDED JANUARY 24, 2009 COMPARED TO NINE MONTHS ENDED JANUARY 26, 2008.

Net Sales. Consolidated net sales for the nine months ended January 24, 2009 (“Current Period”) totaled $2,314.3 million, an increase of 4.2% from $2,220.3 million during the nine months ended January 26, 2008 (“Prior Period”). Acquisitions contributed 3.1% to sales growth, while changes in foreign currency rates reduced sales by 0.7%.

Sales of Patterson Dental increased 1.3% to $1,640.9 million in the Current Period compared to $1,619.2 million in the Prior Period. Sales of consumable dental supplies and printed office products rose 1.1%. In the first quarter of fiscal 2009, consumables grew 5.8%, but have since been negatively affected by general economic conditions.

Dental equipment and software sales increased 1.3% compared to the Prior Period. Basic dental equipment and software sales grew 2.4%, while sales of CEREC 3D® dental restorative systems declined 3.9%. As discussed above, CEREC sales in the Prior Period were favorably impacted by shipments of backlogged MC XL milling chambers.

Veterinary segment sales of $392.1 million were 19.9% higher than sales of $327.0 million in the Prior Period. Acquisitions contributed 15.0% to sales growth.

Current Period Rehabilitation segment sales of $281.3 million rose 2.6% from $274.2 million in the Prior Period. Acquisitions contributed 2.2% to sales growth, while changes in foreign currency rates, reduced sales by 1.9%.

Gross Margins. Consolidated gross margin decreased 70 basis points to 33.5% in the Current Period.

Dental segment gross margin decreased 40 basis points in the Current Period. The decision to provide its practice management software to dentists free of charge and a financing promotion on CEREC during the Current Period lowered gross margins.

Gross margin of the Veterinary segment fell 70 basis points to 19.2% in the Current Period, primarily due to the impact of the Columbus Serum acquisition as described in the three month comparison above. The Rehabilitation segment gross margin increased by 50 basis points due to improved freight management and the contribution of the higher margin PTOS practice management software sales.

Operating Expenses. Current Period operating expenses as a percent of sales of 22.5% were the same as the Prior Period.

The operating expense ratio of the Dental segment was 30 basis points higher than in the Prior Period, reflecting the incremental expense from the roll-out of sales and marketing strategy changes at the beginning of fiscal 2009 and lower sales growth against higher fixed costs in the year.

The Veterinary segment operating expense ratio decreased 30 basis points from the Prior Period. Increased overall sales revenues and the continued consolidation of distribution with the Dental and Rehabilitation segments were the main factors behind the improvement.

Operating expenses as a percentage of sales increased 10 basis points over the Prior Period in the Rehabilitation segment. In the earlier part of the Current Period, the infrastructure costs of newer branch locations and costs related to the conversion onto Patterson information systems negatively affected the operating expense ratio.

Operating Income. Operating income was $253.7 million, or 11.0% of net sales in the Current Period. In the Prior Period, operating income was $257.9 million, or 11.6% of net sales. As discussed above, consolidated gross margins declined by 70 basis points in the Current Period, while the operating expense ratio was flat.

Other (Expense) Income, Net. Net other expense was $20.2 million in the Current Period compared to net other income of $1.8 million in the Prior Period. The change between periods is due primarily to interest expense associated with the $525 million issuance of long-term debt in March 2008. In addition, lower interest rates on investments caused interest income to decline and the strengthening of the U.S. dollar resulted in a loss from foreign currency transactions.

Income Taxes. The effective income tax rate for the Current Period was 37.6%. In the Prior Period, the rate was 37.8%.

Earnings Per Share. Earnings per share were $1.23 in the Current Period, compared to $1.19 in the Prior Period. The number of shares outstanding during the Current Period were approximately 18 million shares lower than the Prior Period due to share repurchase activity in the second half of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $72.5 million of cash flow from operating activities in the nine months ending January 24, 2009 (“Current Period”), compared to $168.1 million for the nine months ending January 26, 2008 (“Prior Period”). The most significant factor in the lower cash flow from operating activities in the Current Period is related to the cash flow around the Company’s customer financing business. During the second and third quarters of fiscal 2009, the Company offered a financing promotion on CEREC products. One financing option allowed qualified customers to defer payments for one year. Since the Company generally cannot sell a contract to one of its funding sources until the first payment is received, these contracts were not eligible to be sold as of the end of the Current Period. The result of the program activity is a temporary increase in the Company’s accounts receivable and a decrease in cash flow from operations. In addition, Current Period net income is $16.0 million less than the Prior Period, due primarily to interest expense associated with the $525 million of long-term debt issued in March 2008, thus reducing cash flow.

Net cash used in investing activities in the Current Period was $132.8 million compared to $29.3 million in the Prior Period. Current Period activity is primarily related to acquisition activity of $109.9 million, including the acquisitions of Columbus Serum, a full service distributor of companion-pet veterinary supplies, equipment and pharmaceuticals, and of Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC, providers of 3D imaging and practice management software for specialized dental practitioners. Current Period capital expenditures of $22.8 million include the completion of the expansion of an existing distribution facility in Dinuba, California, the beginning of the expansion of an existing distribution facility in Jacksonville, Florida, and the renovation and expansion of the Company’s corporate headquarters in Saint Paul, Minnesota.

Net cash used by financing activities was $56.4 million in the Current Period compared to $215.9 million used in the Prior Period. In November 2008, the Company made a scheduled payment on its long-term debt of $130 million. Partially offsetting that cash usage in the Current Period were $63 million of borrowings on the Company’s revolving credit facility. As of January 24, 2009, the Company has $237 million of available funding under the $300 million credit facility, which is available until November 2012. In the Prior Period, the Company repurchased $236.7 million of its common stock.

During the Current Period, the U.S. dollar has strengthened against the foreign currencies of the Company’s Canadian and overseas operations. The negative effect of these exchange rate changes on cash was $29.6 million in the Current Period. In the Prior Period, exchange rate changes increased cash by $6.5 million.

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

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 24, 2009. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 24, 2009.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 24, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company could have repurchased up to six million shares of common stock. In December 2007, the Company’s Board of Directors expanded this authorization to allow for the purchase of up to twenty five million shares of common stock. As of January 24, 2009, 5,905,430 shares remain available for purchase under the authorization, which expires on December 31, 2012.

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

Dated: March 5, 2009

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