Form 10-K
period 2009-04-25
PATTERSON COMPANIES, INC.
filed 2009-06-24
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on October 25, 2008, was approximately $2,432,000,000. (For purposes of this calculation all of the registrant’s officers, directors, presidents of operating units and 10% owners known to the Company are deemed affiliates of the registrant.)

As of June 22, 2009, there were 122,201,790 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 25, 2009 are incorporated by reference into Part III.

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

Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Patterson Dental Holdings, Inc., Direct Dental Supply Co., Patterson Dental Canada Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., PDC Funding Company, LLC, PDC Funding Company II, LLC, Patterson Technology Center, Inc., Patterson Office Supplies, Inc., Webster Management LP, Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Sammons Preston Canada, Inc., Tumble Forms, Inc., Midland Manufacturing Company Inc., Patterson Logistics Services, Inc., Accu-Bite, Inc., Accu-Bite Products Limited Liability Company, Williamston Industrial Center, LLC, Strategic Dental Marketing, Inc., Homecraft Rolyan Limited, Patterson Medical Ltd., Mobilis Healthcare Group Ltd., Halo Healthcare Ltd., County Footwear Ltd., Archway Distribution Inc., Arco Dental Inc., Provi-Modern Medical International Inc. Columbus Serum Company, CSC High Plains, LLC, CSC South, LLC, Dolphin Imaging Systems, LLC, Dolphin Practice Management, LLC and Kinetec SA.

Patterson began distributing dental supplies in 1877. The modern history of the business dates to May 1985, when the Company’s management and certain investors purchased the Company from a subsidiary of The Beatrice Companies, Inc. Patterson became a publicly traded company in October 1992. The Company is a corporation organized under the laws of the state of Minnesota.

The Company historically reported one operating segment, dental supply. In July 2001, the Company purchased the veterinary supply assets of J. A. Webster, Inc., which became a reportable business segment. Then in September 2003, the Company acquired AbilityOne Products Corp., creating a third business segment which serves the rehabilitation supply market.

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

Shared Services Initiative

The Company has continued to consolidate its distribution infrastructure and business systems over the past several years. With respect to the distribution infrastructure, beginning in fiscal 2005, the consolidation of facilities began with a facility in Columbia, SC that replaced the individual dental and veterinary distribution centers that were serving this region. As of April 25, 2009, there are seven facilities that serve two or three of the Company’s business units. These strategically located facilities enable the Company to realize operating efficiencies and improve customer service.

In fiscal 2008, the first shared sales branch office locations were established, enabling multiple business units to operate at one physical location. As of April 25, 2009, there are four shared locations and the Company plans to leverage additional branch sharing between two or three business units in select markets in fiscal 2010 and beyond.

The Patterson Technology Center (“PTC”) has staff dedicated to the support of the technology offerings of each of the Company’s business units. Such technology product and service offerings have expanded in recent years and will continue to be a focus of the Company. The PTC supports over 45,000 customers nationwide, with a goal to resolve any situation in one call, whether the question or concern involves hardware, software, computer networking or digital technology. In addition, the PTC provides network installation, customer training and develops customer order entry systems for the Company’s businesses.

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental is one of the two largest distributors of dental products in North America. The business has operations in the United States and Canada. Patterson Dental, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental offers its customers a broad selection of dental products including more than 90,000 stock keeping units (“SKUs”) of which approximately 4,000 are private-label products sold under the Patterson name. Patterson Dental also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Patterson Dental markets its dental products and services through approximately 1,500 direct sales representatives, 279 of whom are equipment specialists.

Patterson Dental has over 125 years of experience providing quality service to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to approximately $2.2 billion in fiscal 2009 and profitability has increased from an operating loss in fiscal 1986 to operating income of $264.5 million in fiscal 2009.

Patterson estimates the dental supply market it serves to be approximately $6.8 billion annually and that its share of this market is approximately 32%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices and is attractive for the Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 170,000 dentists practicing in the United States. In Canada, there are approximately 19,000 licensed dentists according to the Canadian Dental Association. The average general practitioner generated approximately $670,000 in annual revenue in 2006, while the average specialty practitioner produces about $925,000. The Company believes that a dentist uses between 5% and 7% of annual revenue to purchase consumable supplies used in the daily operations of the practice. This translates into between $33,000 and $47,000 of supplies being purchased by the average practice each year. The Company believes the average dental practitioner purchases about 40% of their supplies from their top supplier.

Total expenditures for dental services in the United States increased from $31 billion in 1990 to $95 billion in 2007. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

•

Demographics. The U.S. population grew from 235 million in 1980 to 305 million in 2008, and is expected to reach 325 million by 2015. The median age of the population is also increasing and the Company believes that older dental patients spend more on a per capita basis for dental services.

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

•	Coverage by dental plans. An increasing number of dental services are being funded by private dental insurance. In 2008, over 55% of the U.S. population had some form of dental coverage.

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

Patterson meets its customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers. Equipment specialists, service technicians and technology trainers also support the Company’s value-added strategy in the dental supply market. Equipment specialists offer consultation on office design, equipment requirements and financing. Technology trainers from the PTC provide guidance on integrating technology solutions including practice management and clinical software, digital radiography, custom hardware and networking into the dental practice. The Company’s experienced service technicians perform equipment installation, maintenance and repair services including services on products not purchased through Patterson.

Using Technology to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability to its dental supply segment since 1987 when it first introduced Remote Order Entry (REMOSM). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, 7 days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers four systems to the dental supply segment, eMagine®, REMOSM, PDXpress® and www.pattersondental.com. Customers, as well as the Company’s sales force, use these systems. Over the years, the number of orders transmitted electronically has grown steadily to approximately 69% of Patterson’s consumable dental product volume or $840 million in fiscal year 2009.

In fiscal 2002, the Company introduced its newest order entry system, eMagine®. eMagine® has become the standard platform for the sales representative and includes many new features and upgrades including up to three years of order history for the customer’s reference, faster searches for products and reports, order tracking, instant information on monthly product specials, descriptions and photographs of popular products and an electronic custom catalog, including a printable version with scannable bar codes.

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

The Company’s proprietary practice management and clinical software, EagleSoft®, is developed and maintained by the PTC. The Company believes the PTC differentiates Patterson Dental from the competition by positioning Patterson Dental as the only company providing a single-source solution for the high-growth area of digital radiography. This technology, which the Company expects to be installed eventually in most dental offices, has a current market penetration of approximately 30%. Among its many specialized capabilities, the PTC provides system configuration, as well as the seamless integration of all digital operatory components with clinical software, including our EagleSoft® line. This integration creates an electronic patient database that combines the patient’s front office record with digital information from the clinical x-ray, intraoral camera, CEREC and other digital equipment. Beginning in late fiscal 2008, the Company began offering EagleSoft practice management software for free to customers. The PTC also will network the digital x-ray system throughout the entire office and provide all required custom computer hardware for the system. In addition, the PTC provides installation and customer training, as well as a call center for troubleshooting customer problems and arranging for local service.

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

The Company has improved operating efficiencies by converting its communications architecture to faster, higher capacity data lines that combine voice and data transmissions. The Company has made substantial progress in the development of a new field service management tool for its technical service operations. This new tool will allow the Company to fundamentally change its technical service business processes, improving the Company’s ability to coordinate the actions of its service technicians and enhancing customer service while reducing the overall cost of operations.

An integral part of the Company’s shared services concept is the consolidation and leveraging of distribution centers between the segments of the Company, which began in fiscal 2005. As of April 2009, the dental segment shares seven distribution centers with one or both of the other operating units. In addition, the Company has begun to establish shared sales branch office locations between multiple segments. As a result of these and other efforts, the Company expects to continue to improve its operating leverage and efficiencies going forward.

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

•	In September 2008, Patterson Dental acquired Denesca, a dental distributor serving the Toronto and Montreal markets.

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

•

In May 2004, Patterson Dental acquired CAESY Education Systems, Inc., the leading provider of electronic patient education services to dental practices in North America. Headquartered in Vancouver, Washington, CAESY provides dental practices with a range of communications media that educates patients about professional dental care, procedures and treatment alternatives with the goal of influencing patient decisions about dental services and increasing the productivity of the dental professional. Educational materials are communicated through CD/DVD media, computer programs and the dentist’s web site. These materials can be used within the dental waiting room, at chair side and in the patient’s home.

•

In December 2008, Patterson Dental acquired Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC, the leading providers of 3D imaging and practice management software for specialized dental practitioners, including orthodontists, oral maxillofacial surgeons and dental radiologists. Dolphin’s imaging software maximizes the benefit of cone beam and other digital photography and radiography systems. The Company believes there are no major competitors for Dolphin’s full range of product. Additionally, certain elements of Dolphin’s imaging software can be integrated into Patterson Dental’s current line of EagleSoft software for general dental practitioners.

Products and Services

The following table sets forth the sales by principal categories of products and services offered to dental segment customers:

	2009	2008	2007
Consumable and printed products	56%	56%	56%
Equipment and software	34	34	35
Other (1)	10	10	9

Total	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

Consumable and Printed Products

Dental Supplies. Patterson offers a broad product line of consumable dental supplies such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); hand instruments; sterilization products; anesthetics; infection control products such as protective clothing, gloves and facemasks; paper, cotton and other disposable products; toothbrushes and a full line of dental accessories including instruments, burs, and diamonds. In addition to representing a wide array of branded products from numerous manufacturers, Patterson also markets its own private label line of dental supplies including anesthetics, instruments, preventive and restorative products, and cotton and paper products. The private label line is used to complement the branded products where the customer is seeking a lower-cost alternative on a product that has become commoditized in the market. Compared to most name brand supplies, the private label line provides lower prices for the Company’s customers and higher margins for the Company.

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

Equipment and Software

Dental Equipment. Patterson Dental is the largest supplier of dental equipment in the U.S. and Canada. It offers a wide range of dental equipment products including x-ray machines, high-and low-speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company also distributes newer technology equipment that provides customers with the tools to improve productivity and patient satisfaction. Examples of such innovative and high-productivity products include the CEREC® family of products, a chair-side restoration system; digital x-rays; and intraoral cameras.

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

Patient Education Services. The CAESY Patient Education Systems line of products offers patient education products and services. These communications tools are designed to influence patient decisions about services in an efficient, cost-effective manner.

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

Equipment Financing. Patterson Dental provides a variety of options to fulfill its customers’ financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party. For non-equipment related needs, such as for working capital or real estate, customers are referred to a third party organization. This alternative allows the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2009, the Company originated nearly $300 million of equipment finance contracts. The Company, or its vendor partner, financed more than 35% of the equipment purchased by customers during fiscal 2009.

Since November 1998, Patterson has maintained one or more finance referral agreements with an outside finance company to provide a more extensive selection of finance opportunities to its customers. This might include financing for practice transactions, working capital, leasing, real estate and long-term capital. Currently this service is provided by Matsco, a division of Wells Fargo Bank N.A. There are no recourse provisions under this agreement. Patterson receives referral fees under this agreement and Matsco extends credit and services the accounts.

Patterson generally does not hold the finance contracts initiated on equipment transactions. These contracts are sold to either a commercial paper conduit managed by JPMorgan Chase Bank, N.A., or to a group of banks led by U.S. Bank National Association.

Patterson created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in the commercial paper conduit. The Company transfers installment sale contracts to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. The limit under this agreement is $367 million of contract purchases. There is no recourse to the Company for contracts purchased by the commercial paper conduit, but there is a holdback by the conduit equal to 10% of the principal of these contracts.

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

Sales and Marketing

During fiscal 2009, Patterson Dental sold products or services to over 120,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental’s customers include dentists, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2009, and Patterson is not dependent on any single customer or geographic group of customers. The Company’s sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company’s value-added approach.

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

A primary component of Patterson’s value-added approach is its sales force. Due to the fragmented nature of the dental supply market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an informational link to the overall industry; assist practitioners in selecting and purchasing products and help customers efficiently manage their supply inventories. Each sales representative works within an assigned sales territory under the supervision of a location (branch) manager. Sales representatives are all Patterson employees and are generally compensated on a commission basis, with some less experienced representatives receiving a base salary and commission.

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

To enhance the total value it brings to its customers, Patterson Dental offers a value-added benefit program for its preferred customers. A new program, Patterson AdvantageSM, replaced the former Patterson PlusSM program effective January 2009. The Patterson Advantage program enables members to earn “Advantage Dollars” which can be applied toward future purchases of equipment and technology products. Patterson Advantage also entitles its best customers to priority technical services, automated supply management summary reports, and a variety of exclusive discount offers.

Distribution

Patterson Dental believes that responsive delivery of quality supplies and equipment is a key element to providing complete customer satisfaction. Patterson ships dental consumable supplies from eight strategically located distribution centers in the U.S. and two in Canada. Orders for consumable dental supplies can be placed by telephone or electronically 24 hours a day, seven days a week. Printed office products are shipped from the Company’s manufacturing and distribution facility in Illinois.

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

In order to ensure the availability of Patterson Dental’s broad product lines for prompt delivery to customers, Patterson must maintain sufficient inventories at its distribution centers. Purchasing of consumables and standard equipment is centralized and the purchasing department uses a real-time perpetual inventory system to manage inventory levels. The Company’s inventory consists mostly of consumable supply items. By utilizing its computerized inventory management and ordering systems, the Company is able to accurately predict inventory turns in order to minimize inventory levels for each item.

Patterson Dental’s more than 90 dental sales offices are generally configured with display areas where the latest dental equipment can be demonstrated. Dental equipment is generally custom ordered and is staged at the Company’s sales offices before delivery to dental offices for installation.

Sources of Supply

Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. The Company has a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2009, the Company processed approximately 70% of its invoices from dental vendors using EDI capabilities. In addition, approximately 60% of Patterson’s dental purchase order volume was conducted employing EDI. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

Patterson Dental obtains products from more than 1,000 vendors in the dental segment. Patterson has exclusive distribution agreements with several quality dental equipment manufacturers including Sirona Dental Systems, Inc. for CEREC® dental restorative systems and digital x-rays. The Company is the only national dealer for A-dec equipment, including chairs, units and cabinetry. A-dec is the largest manufacturer of dental equipment in the U.S.

While the Company makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products sold by the Company, the concentration of business with key suppliers is considerable. The Company’s top 10 supply vendors accounted for approximately 42% and 41% of the cost of dental products sold in fiscal years 2009 and 2008, respectively. Of these 10, the top two vendors accounted for 10% and 9%, and 9% and 9% of fiscal 2009 and fiscal 2008 cost of sales, respectively.

Competition

The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service and mail-order distributors. The dental supply market is extremely fragmented. In addition to Patterson and one other national, full-service firm, Sullivan-Schein Dental, a unit of Henry Schein, Inc., there are at least 15 full-service distributors that operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end-users.

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

Veterinary Supply

Overview

Webster Veterinary, or “Webster,” is the leading distributor of veterinary supplies to companion-animal (dogs, cats and other common household pets) veterinary clinics in the eastern United States. Management believes Webster is the second largest distributor of companion-animal veterinary supplies nationally. In addition, through its fiscal 2005 acquisition of Milburn Distributions, Inc., Webster is the leading national equine distributor in the United States. Webster provides products used for the diagnosis, treatment and/or prevention of diseases in companion pets and equine animals. Founded in 1946 and headquartered in Sterling, Massachusetts, Webster has developed a strong brand identity as a value-added, full-service distributor of a virtually complete range of consumable supplies, equipment, diagnostic supplies, biologicals (vaccines) and pharmaceuticals. Webster’s product offering, totaling more than 11,000 items, is sold by approximately 235 field sales representatives. In addition to its core business of distributing veterinary products, Webster has a significant agency commission business with a few large pharmaceutical manufacturers. Under the agency relationships, Webster typically earns a commission for soliciting orders through its sales force. In the agency relationship, Webster processes the order to the manufacturer but handles none of the product nor does Webster bill and collect from the customer. The agency commissions that Webster earns range from 3% to 10%, a portion of which is shared with the direct sales personnel. Webster’s agency commissions accounted for less than 1% of its net sales in fiscal 2009. Net sales by Webster in fiscal 2009 were $550.6 million. Operating income totaled $26.1 million.

The Company estimates the market for pharmaceuticals and supplies sold to companion animal and equine veterinarians through distribution is approximately $2.9 billion on an annual basis. Based upon the estimated $2.9 billion market, the Company believes its share of this market is approximately 19%. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. There are approximately 79,000 veterinarians practicing at 27,000 animal health clinics. The vast majority, approximately 67% of veterinarians, work in private animal health clinics specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $770,000 of annual revenue. These practices purchase between $80,000 and $120,000 of supplies each year, and similar to the dental practitioner, do not maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products which are administered and dispensed by veterinarians.

Over the past 15 years, the demand for veterinary services has grown significantly faster than growth in the overall economy. The companion pet segment is the fastest growing area of the overall U.S. veterinary supply market. The Company believes this growth is sustainable due to the following favorable factors:

•

Number of households with companion animals. The number of households with companion animals is steadily expanding which increases the demand for veterinary services. Today, 62% of U.S. households own a companion pet compared with 56% in 1988. Overall, 45% of all households in the U.S. own more than one pet.

•

Veterinary expenditures per household. The amount pet owners are willing to spend caring for their pets is increasing substantially. The American Pet Products Manufacturers Association estimates that pet owners will spend $45.4 billion in 2009 to care for the American pet population. This is a 167% increase over the $17 billion spent in 1994.

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

In October 2004, Webster acquired Milburn Distributions, Inc., the largest distributor specializing in the U.S. equine veterinary supply market. Milburn’s annualized sales exceed $50 million. The company operates facilities in Arizona, Kentucky, Texas and Florida. Most companion-animal and large animal veterinary supply distributors have not successfully served the nation’s equine veterinarians due to the highly specialized nature of this niche market. Milburn has capitalized on this opportunity by focusing exclusively on the unique needs of equine veterinarians.

In fiscal 2006, Webster grew through both an acquisition and greenfield expansion. In December 2005, it acquired Intra Corp., one of the nation’s leading developers of veterinary practice management software that is marketed under the IntraVet brand name. IntraVet has more than 1,600 software installations nationwide and furthers Webster’s strategy of establishing a value-added business platform similar to that of Patterson Dental.

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

In October 2008, Webster acquired Columbus Serum Company, a full service distributor of companion-pet veterinary supplies, equipment and pharmaceuticals. Columbus Serum, with sales of over $160 million, serves veterinarians in the Midwest and mid-Atlantic regions and further strengthened Webster’s position in these markets. Also in October 2008, Webster acquired Odyssey Veterinary Software, LLC, a developer and marketer of Diagnostic Imaging Atlas (“DIA”) software. DIA encompasses over 2,000 3D clinical animations and images, which enable the veterinarian to more fully explain and illustrate the pet’s diagnosis and recommend treatment to their clients.

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

Continuing to Improve Operating Efficiencies. Webster continuously pursues opportunities to lower costs and improve efficiencies. As of April 2009, Webster shares four distribution facilities with one or both of the other operating units. In addition, a customer system that can be used by multiple business segments but maintains the same look and feel of the eMagine® system has been fully deployed within the unit. The system provides customer support staff with integrated customer information on one screen.

Broaden the Product Line. Webster continuously seeks to broaden its portfolio of product offerings to maximize the opportunities within its existing customer base. In fiscal 2005, Webster successfully launched its private label initiative to supply veterinary customers with quality consumable goods (white goods, exam gloves, sutures, surgical blades and microscope slides) at value prices. Private label offerings have since been expanded and are expected to continue to grow. Management believes that product innovation allows Webster to maintain its competitive position and helps fuel internal growth. Management also believes that its emphasis on new product offerings enables its sales force to remain effective in creating demand among veterinarians.

Broadening the product line also includes bringing new, innovative services to the customer to allow them to generate greater revenues and profitability from their practice. As Webster continues to expand and build its equipment business, it has added clinic and hospital design capabilities and technical service personnel to install and repair equipment that is sold by Webster as well as by others. With the acquisitions of the IntraVet practice management and DIA software products, new services and revenue opportunities have become possible.

Products and Services

The following table sets forth the sales by principal categories of products and services offered to veterinary segment customers:

	2009	2008	2007
Consumable and printed products	94%	92%	91%
Equipment and software	5	7	7
Other	1	1	2

Total	100%	100%	100%

Consumable and Printed Products

Webster offers its customers a broad selection of veterinary supply products including consumable supplies, pharmaceuticals, diagnostics, and biologicals. Consumable supplies distributed by Webster include lab supplies, various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products. Webster’s pharmaceutical products include anesthetics, antibiotics, injectables, ointments and nutraceuticals. The diagnostics product category includes on-site testing products for heartworm, FIV, FELV and parvovirus. Biological products are comprised of vaccines and injectables. Many of the office supply products sold to the dental supply market are also offered to the veterinary supply market.

Equipment and Software

Webster sells equipment for hospital, laboratory and general surgical use within the veterinary practice. Webster offers innovative, quality equipment that differentiates Webster from the competition. About 50% of veterinary equipment orders are drop shipped directly to the customer, of which 15% are custom ordered from the manufacturer. The other half of veterinary equipment is distributed in a manner similar to consumable supplies. Webster has expanded its software offerings through acquisitions to include IntraVet practice management software and DIA software.

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

Distribution

As of April 25, 2009, veterinary products were stocked and shipped out of 13 distribution centers. The distribution of veterinary products is complemented by telesales representatives who are responsible for processing approximately 70% of customer orders in this segment. In order to meet the rapid delivery requirements of customers, most consumable products are delivered within 24 hours. Webster estimates that approximately 98% of its consumable orders are delivered to the customer on time.

Sources of Supply

Webster obtains products from nearly 550 vendors. While Webster makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products, the concentration of business with key suppliers is considerable. In fiscal 2009 and 2008, Webster’s top 10 veterinary supply manufacturers comprised 65% and 62%, respectively, and the single largest supplier comprised 15% and 17%, respectively, of the total cost of veterinary supply sales.

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

Rehabilitation Supply

Overview

Patterson Medical is headquartered in Bolingbrook, Illinois and is the world’s leading distributor of rehabilitation medical supplies and non-wheelchair assistive products. Patterson Medical believes it offers the most comprehensive range of distributed and self-manufactured rehabilitation products to health care professionals globally. Its mission is to provide health care professionals and their patients with access to products that improve peoples’ lives by helping them to attain their highest achievable level of independence, safety and comfort. Patterson Medical operates as Sammons Preston and Medco Sports Medicine in North America and Homecraft in international markets.

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

In March 2002, Patterson Medical completed the acquisition of the Smith & Nephew Rehabilitation (“SNR”) division of Smith & Nephew PLC, and in doing so, acquired the Rolyan, Homecraft and Kinetec brand names. The SNR acquisition added 3,500 additional products, as well as a broad array of other brand names and proprietary products. The acquisition of SNR combined the two leading distributors of rehabilitation medical supplies to create what Patterson believes is the only “one-stop shop” in the industry. Patterson Medical manufactures or has exclusively manufactured for it products representing approximately 25% of its total revenue and purchases products representing the remaining 75%. Approximately 85% of its revenue is in North America.

Patterson Medical believes the rehabilitation medical supplies and assistive products industry is approximately $4.6 billion in the U.S. and $6.2 billion worldwide and is expected to grow faster than the overall economy over the next several years. Industry growth is driven by strong growth in the physical and occupational therapy markets and favorable demographic trends associated with the aging of the baby-boom generation. Patterson Medical does not compete in motorized-wheelchairs or scooters, a market estimated to be a combined $2.2 billion worldwide. Therefore, Patterson Medical’s addressable market (defined as the collective market for products sold by Patterson Medical) is approximately $4.0 billion worldwide. Patterson Medical believes that it has an industry leading market share of approximately 6% in a highly fragmented rehabilitation and assistive products market.

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

The U.S. Census Bureau has projected the 85 year and older populations in the U.S. to more than triple from four million in 2000 to 14 million by 2040. The 65 to 84 year old population is expected to more than double during the same time period. Current trends indicate that these age groups represent the majority of home and community-based health care patients.

The aging of the population is a revenue growth driver. Approximately 10% of people over the age of 65 and approximately 50% of people over the age of 85 need assistance with everyday activities. Patterson Medical believes it is well positioned to benefit from this trend by providing aids to daily living, namely dressing devices; toileting, dining, bathing aids; and grooming devices, all of which promote greater patient independence, improved patient responsibility and improved responsiveness to treatment.

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

Homecraft’s central sales and marketing strategy is to provide a “one-stop shop” proposition to hospitals, local government and trade customers throughout the U.K. Customers are reached through a combination of mail order, a 15 person sales force, telemarketing and in-market promotional and exhibition activity.

In April 2009, Homecraft acquired Mobilis Healthcare, further increasing Homecraft’s presence in the U.K. While Homecraft has historically been focused on occupational therapy, Mobilis has a strong position in the physical therapy market.

Kinetec consists of two operations, the manufacturing and distribution of Continuous Passive Motions machines (“CPMs”) for sale on a worldwide basis and the sale and distribution of Sammons Preston Rolyan and Homecraft products in France. Products are marketed to customers through product brochures, mailings, tele-marketing and a six person sales force that covers the French rehabilitation market.

Strategy

Patterson Medical’s objective is to be the customers’ first choice for rehabilitation medical supplies and non-wheelchair assistive products in each of its chosen markets. It intends to grow through internal expansion and acquisitions in both rehabilitation and related products. In the second half of fiscal 2006, a new management team was installed and has been responsible for accelerating the unit’s adoption of Patterson’s value-added strategy.

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

Patterson Medical recognizes that different customer groups have very different economic, product and distribution channel requirements and treatment goals. Patterson Medical proactively attempts to anticipate and flexibly respond to the diverse needs of its customers, while focusing on niches, worldwide, where its capabilities, reputation and customer partnerships can result in a competitive advantage. As such, Patterson Medical foresees an ongoing evolution of its product offerings to meet the ever-increasing demands of its diverse customer segments.

Improving Operating Efficiencies. Patterson Medical’s proprietary products, which consist of self-manufactured products, products manufactured for Patterson Medical and products sold through exclusive distribution arrangements represent approximately 25% of total revenues. Over the past three years, Patterson Medical made investments in new sales and marketing programs as a part of its accelerated adoption of Patterson’s value-added strategy, including the expansion of its sales force and the establishment of a branch office structure. The Company believes these investments will result in additional sales and operating efficiencies into the future.

As of April 2009, the unit is distributing products from four shared distribution facilities that distribute products for two or all three Patterson operating units. In addition, the first shared branch office location was created late in fiscal 2007 in Northern California. This branch location includes both dental and rehabilitation segment personnel, while allowing the two units to share in certain common expenses. There are now four shared branch facilities.

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

In May 2004, Patterson Medical acquired the assets of Medco Supply Company, Inc., or “Medco,” from NCH Corporation. With sales of approximately $57 million, Medco is one of the nation’s leading sports medicine distributors and is based in Buffalo, New York. In addition to its sports medicine business, it sells first aid, safety and medical consumable products to commercial and institutional customers, as well as consumable supplies and equipment to podiatrists. The complete product offering includes approximately 10,000 SKUs that are sold through direct mail catalogs and 13 territory sales people. Medco markets to athletic trainers, schools and school nurses, daycare providers and healthcare professionals including podiatrists, chiropractors and physical therapists.

Over the past three years, the unit has opened 12 branch offices through acquisitions and internal start-ups in desirable locations throughout the U.S. In November 2007, Patterson Medical acquired PTOS software, a leading line of practice management software for physical therapists.

In April 2009, Patterson Medical acquired Mobilis Healthcare, a U.K.-based business with sales of $28 million. Mobilis serves 12,000 customers in the U.K. and France and owns several leading brands that are sold into its primary markets.

Patterson Medical operates in the highly fragmented rehabilitation medical supplies and non-wheelchair assistive products industry. Patterson Medical’s competition is generally either locally or regionally focused. Patterson Medical intends to pursue expansion opportunities when prudent in order to add products, customers and capabilities, which will further differentiate Patterson Medical from its competition.

Products and Services

The following table sets forth the sales by principal categories offered to rehabilitation segment customers:

	2009	2008	2007
Consumables	69%	70%	72%
Equipment and software	25	25	23
Other	6	5	5

Total	100%	100%	100%

Consumables

Patterson Medical offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living—dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods / Splints—braces, splints and orthotics for protecting, supporting and positioning

•	Clinical—products that assist in the examination and treatment of patients, such as exercise bands, putty, weights balls and mats

•	Mobility—walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

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

Sales and Marketing

Its customers generally know Patterson Medical as Sammons Preston in the U.S. and Canada, and Homecraft in the remainder of the world. The Sammons Preston and Homecraft business models, which Patterson Medical employs in the U.S., Canada and the U.K., have successfully driven revenue growth and profitability.

A core element of Sammons Preston’s strategy is to maintain the most comprehensive single catalog of rehabilitation products and supplies. The catalog, published for over 50 years, is considered the gold standard of the industry and features the most comprehensive product offering with longstanding industry-leading positions and recognized brand names.

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

Patterson Medical began developing a branch office structure in fiscal 2007 through a combination of internal start-ups and dealer/distributor acquisitions. Similar to a dental branch, these offices have a showroom, commissioned sales staff and service department that provides equipment installation, repair and warranty service for equipment manufacturers. As of April 2009, 12 branches had been established.

Sammons Preston’s national accounts group collaborates with its sales force to meet the changing needs of its expanding account base. The product management group works closely with customers, suppliers and the sales force to evaluate new products for inclusion in Sammons Preston’s product offering. Sammons Preston adds approximately 2,000 new products to the catalog each year. Sammons Preston’s U.S. national accounts program is staffed by seasoned professionals who have developed a comprehensive portfolio of contracts. Furthermore, the integrated Sammons Preston organization has national contracts with major purchasing groups within each submarket, including hospitals, nursing homes and dealers.

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

To enhance the total value it brings to its customers, Patterson Medical created a value-added benefit program for its preferred customers. The Patterson Plussm program entitles its best customers to discount pricing and cash rebates, priority service scheduling, supply management summary reports and continuing education course discounts.

Distribution

Patterson Medical’s distribution process centers on its ability to fill small unit size and small dollar amount orders. In the U.S., over 5,000 packages ship daily from five locations. A majority of products are shipped out of an eastern Pennsylvania distribution center that is shared between all three Patterson operating units. Patterson Medical moved into this facility during fiscal 2007, at which time an existing distribution center located in Bolingbrook, Illinois was closed. Certain high volume product is distributed from other multi-segment facilities within the Patterson Logistics distribution network. Approximately 95% of the packages in the U.S. ship via UPS.

Patterson Medical’s call center operates from 7am – 7pm Monday through Friday, processing in excess of 4,000 calls per day. In addition, the customer can order 24 hours a day through Patterson Medical’s Internet websites. The combination of in-house staff and web ordering options provide customers with 24 hours a day, seven days a week ordering capabilities. Approximately 14% of customer orders are through the web. In addition, fax orders and EDI capabilities support the larger, more technologically advanced customers, including dealers, hospitals and long-term care facilities.

Sources of Supply

Among Patterson Medical’s core strengths is its ability to obtain premier products from vendors. Patterson Medical purchases its products from over 2,000 suppliers and manufacturers. Although no single supplier accounted for more than 5% of Patterson Medical’s total purchases in fiscal 2009, Patterson Medical frequently is the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through Sammons Preston and Homecraft positively due to reputation, longstanding industry-leading position, comprehensive catalogs, national account contracts, and sales force presence and distribution capabilities. Patterson Medical continually works at strengthening its supplier relationships through the introduction of supplier programs.

Competition

Patterson Medical believes it is the only national player to offer, “one-stop shopping” to its customers. Patterson Medical’s competition is generally highly fragmented, locally or regionally focused and without the product offering necessary to be a one-stop shop. Patterson Medical’s national and international scale and purchasing power provide Patterson Medical with a favorable cost position and strong pricing trends relative to its competition.

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

Employees

As of April 25, 2009, the Company had approximately 7,010 employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson’s employees are subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

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

Information relating to corporate governance at Patterson, including our Principles of Business Conduct and Code of Ethics and information concerning our executive officers, directors and Board committees, and transactions in Patterson securities by directors and officers, is available on or through our website www.pattersoncompanies.com in the Investor Relations section.

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

Executive Officers of the Registrant

Set forth below is the name, age and position of the executive officers of the Company as of June 24, 2009.

James W. Wiltz	64	President and Chief Executive Officer—Patterson Companies, Inc.

Peter L. Frechette	71	Chairman of the Board—Patterson Companies, Inc.

R. Stephen Armstrong	58	Executive Vice President, Chief Financial Officer and Treasurer—Patterson Companies, Inc.

Daniel H. Peckskamp	49	Vice President, Operations—Patterson Companies, Inc.

Lynn E. Askew	46	Vice President, Management Information Systems—Patterson Companies, Inc.

Jerome E. Thygesen	51	Vice President, Human Resources — Patterson Companies, Inc.

Scott P. Anderson	42	President—Patterson Dental Supply, Inc.

George L. Henriques	48	President—Webster Veterinary Supply, Inc.

David P. Sproat	42	President—Patterson Medical Products, Inc.

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

Economic conditions and volatility in the financial markets could adversely affect our operating results and financial condition.

Continued recessionary trends in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect our operating results and financial condition in the future. Economic conditions may continue to cause customers to reduce or delay purchases from us and may cause vendors to reduce their production or change their terms of sale to us. Volatility and other disruptions in the financial markets could adversely affect the cost and availability of credit to us, as well as the cost of, and ability to, sell finance contracts we receive from customers to outside financial institutions.

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

The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year that remain unresolved.

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

As of April 25, 2009, PLSI operates 17 distribution centers totaling approximately 900,000 square feet of distribution space as follows:

•	One dental distribution center located in Indiana.

•

Eight veterinary distribution centers. Sales and administrative personnel for the veterinary segment generally share space with PLSI in these distribution facilities, which are located in Alabama, Colorado, Florida, Indiana, Kentucky, Massachusetts and Texas.

•	One rehabilitation distribution center in New York State.

•	Two distribution centers located in Florida and Texas, which stock and distribute both dental and rehabilitation product.

•	Three distribution centers which stock and distribute dental and veterinary products, located in Iowa, South Carolina and Washington state; and,

•

Two distribution centers located in California and Pennsylvania which distribute product for all three of the business units. These locations replaced nearby distribution centers which distributed product of just one of the business units.

Approximately 80% of the PLSI distribution center space is owned.

Dental Supply

In addition to the locations operated by PLSI, Patterson Dental utilizes two owned locations in Illinois used to manufacture and ship printed office products, and to operate the Patterson Technology Center. The dental sales operations in Canada are supported by distribution centers located in Quebec and Alberta, Canada.

The dental supply segment is headquartered in the Company’s principal executive offices. This segment also maintains sales and administrative offices inside the United States at approximately 90 locations in over 40 states and at 10 locations in Canada. The majority of these locations are leased.

Veterinary Supply

Headquartered in Sterling, Massachusetts, Webster Veterinary’s sales and administrative personnel generally reside within the PLSI distribution center locations.

Rehabilitation Supply

Patterson Medical is headquartered in Bolingbrook, Illinois. Distribution of product in North America is generally performed at PLSI-operated locations. Domestically, the rehabilitation supply segment maintains manufacturing facilities in Wisconsin, New York and South Carolina. Over the past three years, 12 branch offices have been established through acquisitions and internal start-ups. Four of these branch offices are in a shared location with Patterson Dental branches. The majority of these locations are leased.

Internationally, this segment has facilities located in the U.K., France and Canada.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in various product related, employment related and other legal proceedings arising in the ordinary course of business. Some of these proceedings involve product liability claims arising out of the use of products the Company distributes. Product liability indemnification is generally obtained from our suppliers. However, in the event a supplier of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company would have liability for the entire judgment.

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

As of April 25, 2009 and April 26, 2008, the Company had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss. These accrued amounts, as well as related expenses, have not been material to the Company’s financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2009.

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

	High	Low
Fiscal 2009
First Quarter	$36.80	$28.63
Second Quarter	$33.85	$20.64
Third Quarter	$26.22	$15.75
Fourth Quarter	$21.70	$16.08

	High	Low
Fiscal 2008
First Quarter	$38.27	$33.81
Second Quarter	$40.08	$35.03
Third Quarter	$39.93	$28.32
Fourth Quarter	$37.78	$30.89

On June 22, 2009, the number of holders of record of common stock was 3,597. The transfer agent for the Company’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. In December 2007, the Company’s Board of Directors expanded this program to allow for the purchase of up to twenty five million shares of common stock in open market transactions. As of April 25, 2009, 5,905,430 shares remain available under the repurchase authorization, which expires on December 31, 2012.

The Company did not repurchase shares of common stock during the fourth quarter of fiscal 2009 ended April 25, 2009.

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 23, 2004, the last trading day before the beginning of our 2005 fiscal year, through the end of fiscal 2009 with the cumulative return of the same time period on the same amount invested in the S&P 500 Index and a Peer Group Index, consisting of 8 companies (including our company) based on the same Standard Industrial Classification Code.* The chart below the graph sets forth the actual numbers depicted on the graph.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	4/24/2004	4/30/2005	4/29/2006	4/28/2007	4/26/2008	4/25/2009
Patterson Companies, Inc.	100.00	131.28	84.61	94.22	87.03	51.68
Medical & Hospital Equipment	100.00	121.61	113.03	126.55	128.38	89.55
S&P Composite	100.00	106.34	122.73	141.43	134.82	87.21

*	The current composition of SIC Code 5047—Medical & Hospital Equipment—is as follows:

ANIMAL HEALTH INTERNATIONAL, INC., CHINDEX INTERNATIONAL, INC., HENRY SCHEIN, INC., MWI VETERINARY SUPPLY, INC., NYER MEDICAL GROUP, INC., OWENS & MINOR, INC., PATTERSON COMPANIES, INC., PSS WORLD MEDICAL, INC.

Item 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 25, 2009	April 26, 2008	April 28, 2007	April 29, 2006	April 30, 2005
Statement of Operations Data:
Net sales	$3,094,227	$2,998,729	$2,798,398	$2,615,123	$2,421,457
Cost of sales	2,050,703	1,967,004	1,829,526	1,700,694	1,558,946

Gross margin	1,043,524	1,031,725	968,872	914,429	862,511
Operating expenses	697,298	672,522	633,182	591,417	560,375

Operating income	346,226	359,203	335,690	323,012	302,136
Other expense – net	(26,575)	(1,775)	(6,082)	(6,039)	(8,689)

Income before income taxes	319,651	357,428	329,608	316,973	293,447
Income taxes	120,016	132,570	121,272	118,548	109,749

Net income	$199,635	$224,858	$208,336	$198,425	$183,698

Diluted earnings per share	$1.69	$1.69	$1.51	$1.43	$1.32

Weighted average shares and potentially dilutive shares outstanding	118,355	132,910	137,769	139,234	138,873

Dividends per common share	—	—	—	—	—

Balance Sheet Data:
Working capital	$603,295	$518,974	$509,021	$437,727	$470,439
Total assets	2,133,620	2,076,373	1,940,320	1,911,718	1,685,301
Total debt	547,000	655,034	180,024	300,041	321,557
Stockholders’ equity	1,186,320	1,004,787	1,379,214	1,242,521	1,015,072

(1)	See the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s fiscal 2009 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes. The following background is essential to more fully understand the Company’s financial information.

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

Operating margins of the veterinary business are considerably lower than the dental and rehabilitation supply businesses. While operating expenses run at a lower rate in the veterinary business, its gross margin is substantially lower. Over the past two years, the veterinary business has grown at a faster rate than the other two businesses, resulting in dilution of the consolidated operating margin.

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

During fiscal 2008, the Company executed a series of transactions that effectively changed our capital structure, lowering our weighted average cost of capital by almost 100 basis points, and positioned the Company to increase returns to our shareholders. First, the Company repurchased approximately 18 million shares of its common stock on the open market and through an accelerated share repurchase agreement for approximately $636 million. A portion of the funding for the share repurchases came from debt issued in the fourth quarter of fiscal 2008, consisting of fixed-rate private placement notes totaling $450 million and a variable-rate term loan of $75 million.

Results of Operations

The following table summarizes the consolidated results of operations over the past three fiscal years as a percent of sales:

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.3%	65.6%	65.4%

Gross margin	33.7%	34.4%	34.6%
Operating expenses	22.5%	22.4%	22.6%

Operating income	11.2%	12.0%	12.0%
Other income, net	0.1%	0.3%	0.3%
Interest expense	1.0%	0.4%	0.5%

Income before taxes	10.3%	11.9%	11.8%
Income taxes	3.9%	4.4%	4.3%

Net income	6.5%	7.5%	7.5%

Fiscal 2009 Compared to Fiscal 2008

Net Sales. Fiscal 2009 consolidated sales were $3,094.2 million, an increase of 3.2% compared to $2,998.7 million in fiscal 2008. Acquisitions contributed 3.8% to sales growth, resulting primarily from an acquisition by the veterinary unit. Fluctuations in foreign currency translation rates reduced sales by 1.1%. During fiscal 2009, sales at each of our business units were adversely affected by the economic recession. The Company believes the weakness in the general economy will continue to affect our performance in fiscal 2010.

Sales of our consolidated dental supply unit totaled $2,174.4 million, a decrease of 0.3% from $2,181.3 million in fiscal 2008. Acquisitions had a positive impact on sales of 0.9%, while fluctuations in foreign currency rates related to our dental operations in Canada reduced sales by 1.0%. Sales of dental consumable supplies of $1,217.2 million were virtually unchanged from fiscal 2008. In the first half of fiscal 2009, an economy-related trend of patients deferring higher-level and discretionary services began and continued throughout the year.

Dental equipment sales declined 1.7% in fiscal 2009, including a 2.0% decrease in basic equipment. Sales of CEREC® 3D dental restorative systems were 0.7% lower in fiscal 2009, but did grow 5.7% in the second half of fiscal 2009 as compared to the second half of fiscal 2008. CEREC system sales in the second half of the year benefitted from promotional financing arrangements that were made available to qualified customers, as well as the January 2009 introduction of a new digital image acquisition unit by the manufacturer, Sirona Dental Systems, which provides significantly greater ease of use and imaging precision.

Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, grew 3.2% in fiscal 2009.

Webster Veterinary fiscal 2009 sales of $550.6 million increased 23.3% from $446.4 million in fiscal 2008. Acquisitions, primarily the Columbus Serum Company (“Columbus”) acquired in October 2008, contributed 19.7% of the sales growth. During the second half of the year, veterinary clinics were negatively affected by the contracted economy.

Sales declined 0.5% at Patterson Medical, including a negative impact of 2.9% related to foreign currency rates. The impact of currency on sales growth was partially offset by a contribution of 1.6% from acquisitions.

Gross Margin. Consolidated gross margin declined 70 basis points to 33.7% due to the Veterinary unit’s sales representing a larger percentage of consolidated sales in fiscal 2009. Since Veterinary gross margins are lower than the other two business units, the increase in Veterinary’s sales as a percentage of consolidated sales has a dilutive impact on the consolidated gross margin. In addition, the gross margin of Columbus is somewhat lower than the historical Webster Veterinary gross margin.

The Dental segment’s gross margin was unchanged from fiscal 2008.

Gross margin of the Veterinary unit declined 110 basis points in fiscal 2009, due mostly to lower levels of vendor rebates earned and the lower Columbus gross margins. The negative impact of Columbus on gross margin is expected to moderate as the business becomes fully integrated.

Patterson Medical’s gross margin improved 40 basis points, due mostly to better freight management and product pricing.

Operating Expenses. The consolidated operating expense ratio in fiscal 2009 was 22.5%, or 10 basis points higher than fiscal 2008. Beginning the third quarter of fiscal 2009, the Company began taking steps related to a range of cost control initiatives including a hiring freeze except in the area of sales representatives, a wage freeze and restrictions on travel.

Operating expenses as a percent of sales at the Dental unit increased 70 basis points, reflecting lost leverage on lower than planned sales. The Veterinary unit’s operating expense ratio improved 30 basis points due primarily to the Columbus business, which had a somewhat lower operating expense ratio as compared to that of the historical Veterinary unit’s operations.

Patterson Medical’s operating expense ratio was 50 basis points lower in fiscal 2009. In addition to the impact of expense control initiatives, the impact of added infrastructure expense at the branch locations added over the past three years has dissipated as the locations have become more established.

Operating Income. Operating income was $346.2 million in fiscal 2009, down $13.0 million, or 3.6%, from $359.2 million in fiscal 2008. Operating margin was 11.2% and 12.0% in fiscal years 2009 and 2008, respectively.

Interest Expense. Interest expense was $30.1 million compared to $12.8 million in fiscal 2008. In March 2008, the Company issued $525 million of long-term debt which resulted in the higher level of interest expense in fiscal 2009.

Other Income, net. Other income, net of other expenses, was $3.6 million compared to $11.0 million in fiscal 2008. Interest income decreased $4.3 million due primarily to a decline in interest rates on cash and cash equivalents.

Income Taxes. The effective income tax rate was 37.5% in fiscal 2009 as compared to 37.1% in fiscal 2008.

Net Income and Earnings Per Share. Net income declined 11.2% to $199.6 million due to a decrease in operating income and an increase in interest expense. Share repurchase activity in the second half of fiscal 2008 resulted in a decrease in shares outstanding in fiscal 2009. Earnings per diluted share and dilutive shares outstanding were $1.69 and 118.4 million, respectively, in fiscal 2009 and $1.69 and 132.9 million, respectively, in fiscal 2008.

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

Webster Veterinary sales grew 11.8% to $446.4 million from $399.4 million. In January 2007, Webster made a strategic decision to drop a line of products previously sold under an agency agreement, including flea/tick and heartworm products, and replaced them with fully distributed product offerings from several vendor partners. This transition progressed throughout the year as planned, although there was a modest negative impact to Webster’s operating metrics during the first half of fiscal 2008.

Sales growth of 11.0% at Patterson Medical included the contribution of new branch offices that have been established by acquisition and greenfield expansion. As a part of its initiative to expand and strengthen its value-added model, the rehabilitation unit opened 12 branch offices in selected markets throughout the United States during fiscal 2008 and fiscal 2007. The November 2007 acquisition of PTOS software, a leading line of practice management software for physical therapists, enables Patterson Medical to create relationships with new customers and deepen relationships with existing customers.

Gross Margin. Consolidated gross margin of 34.4% was 20 basis points lower in fiscal 2008 due to declines at Patterson Medical and Webster Veterinary. In addition, the sales growth of Webster outpaced both the dental and rehabilitation segments, resulting in a dilutive impact to consolidated gross margin.

The Dental segment’s gross margin was flat, despite approximately $2 million of expense related to a distribution agreement fee which began to be amortized in October 2007. In addition, local currency pricing in Canada was lowered in the third quarter of fiscal 2008 in response to the strengthening of the Canadian dollar compared to the United States dollar.

Gross margin decreased by 50 basis points in fiscal 2008 at the Veterinary unit. This was largely a result of the decision to terminate an agency relationship late in the third quarter of fiscal 2007, as replacement offerings for the products previously sold under the agency relationship are now being fully distributed.

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

Liquidity and Capital Resources

Patterson’s operating cash flow has been the Company’s principal source of liquidity in the last three fiscal years. The issuance of $525 million of debt in the March 2008 was used primarily to repurchase shares of the

Company’s common stock. During fiscal 2009, the Company used its revolving credit facility periodically as a source of liquidity in addition to operating cash flow.

Operating activities generated cash of $124.0 million in fiscal 2009, compared with $265.4 million in fiscal 2008 and $243.5 million in fiscal 2007. In the second half of fiscal 2009, the Company invested in a financing program to support marketing efforts directed at the CEREC product line. This promotion, which ended at the close of fiscal 2009, generated approximately $98 million of finance contracts that the Company could not immediately sell to our funding sources due to certain requirements in those funding arrangements. The Company expects to fully liquidate these contracts in fiscal 2010, resulting in an incremental $98 million of cash flow in the year.

Capital expenditures were $32.3, $36.0 and $19.5 million in fiscal years 2009, 2008 and 2007, respectively. Fiscal 2009 and 2008 significant expenditures included the expansion of our general office building and the expansion of existing distribution facilities to accommodate multiple business units, in addition to continuing investments in information systems. At April 25, 2009, one distribution facility expansion in Florida remains in progress.

The Company expects to invest approximately $25 million in capital expenditures during fiscal 2009, including the completion of the distribution center project in progress as of April 25, 2009 and investments in information systems.

Cash used for acquisitions totaled $124.8 million in fiscal 2009. The acquisitions of the Columbus Serum Company and Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC accounted for the majority of the cash used.

Payments on long-term debt in fiscal 2009 were $130 million and related to a scheduled retirement of debt that had been issued in fiscal 2004. As of April 25, 2009, $22 million was outstanding under a revolving credit facility which expires in fiscal 2013. A maximum of $300 million is available under this facility.

As noted above in March 2008, the Company closed on $525 million of long-term debt financing which was comprised of $450 million of fixed-rate private notes with maturities of five, seven and 10 years in addition to a $75 million five-year term loan at a floating rate of interest through a group of banks. The Company used $250 million of the debt financing to repurchase shares under an accelerated share repurchase agreement (“ASR”). The remaining proceeds from the debt issuances were used to repay borrowings under the Company’s revolving credit agreement and for general corporate purposes.

During the second half of fiscal 2008, the Company purchased shares of its common stock on the open market, under a 25 million share repurchase program authorized by the board of directors. In the fourth quarter of fiscal 2008, the Company entered into an ASR under which it paid $250 million and took an initial delivery of 6.3 million shares. In total, the Company repurchased approximately 18 million shares for $636.1 million during fiscal 2008. Under the terms of the ASR, the Company could have received additional shares, or could have been required to pay the counterparty in the form of either cash or shares. The final settlement of the ASR occurred in June 2008, with an additional 1.1 million shares delivered to the Company. As of April 25, 2009, 5.9 million shares can be repurchased under the current authorization by the board of directors, which expires on December 31, 2012. Going forward, in the absence of desirable acquisition opportunities, the Company would likely return excess cash to its shareholders through additional open market purchases of its common stock, or may consider initiating a dividend strategy.

Management expects funds generated from operations and existing cash to be sufficient to meet the Company’s working capital needs for the next fiscal year. The Company expects to continue to obtain liquidity from the sale of its equipment finance contracts, including the $98 million of finance contracts generated during fiscal 2009. In addition, as of April 25, 2009, $278 million is available under a revolving credit facility. The

Company’s existing debt facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives.

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

Customer Financing Arrangements

The Company is a party to two arrangements under which it sells finance contracts it receives from its customers to outside financial institutions. These arrangements currently provide sources of liquidity for the Company that would have to be replaced should the current financial institutions be unable or unwilling to continue in the arrangements. The Company’s financing business is described in further detail in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Note 6, “Customer Financing”, discusses the nature and business purpose of the arrangements and the activity under each arrangement during fiscal 2009, including the amount of finance contracts sold and residual interests held by the Company.

Contractual Obligations

A summary of the Company’s contractual obligations as of April 25, 2009 follows (in thousands):

	Payment due by year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$547,000	$22,000	$—	125,000	400,000
Interest on Long-Term Debt	168,232	25,880	51,045	46,576	44,731
Operating Leases	50,688	14,599	21,442	11,473	3,174

As discussed in Note 11 of the Notes to the Consolidated Financial Statements, the Company adopted the provisions of FIN 48 at the beginning of fiscal 2008. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits including interest and penalties as of April 25, 2009, is $20.7 million.

In addition, the Company is contractually committed to approximately $6 million of capital expenditures relating to a distribution facility construction project that is in-process as of April 25, 2009. For a more complete description of our contractual obligations, see Notes 7 and 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Outlook

Over the last 10 years, the Company has been able to grow revenue and earnings through its strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions. While we believe that the weakness in the general economy that existed throughout much of fiscal 2009 will continue to affect our performance for at least several more quarters, the Company’s strategy will continue to focus on these key elements. With strong operating cash flow and available credit capacity, the Company is confident that it will be able to financially support its future growth. The strategic initiatives that the Company has implemented in the past several years, as well as those that will be implemented in fiscal 2010 and beyond, will strengthen the Company’s operational platform and contribute to future growth. Given these factors, the Company considers itself well positioned to capitalize upon the growth opportunities in the dental supply, companion-pet veterinary supply and the worldwide rehabilitation supply markets.

Asset Management

The following table summarizes the Company’s days sales outstanding (DSO) and inventory turnover the past three fiscal years:

	2009	2008	2007
Days sales outstanding (1)	56	43	44
Inventory turnover (2)	6.8	6.8	7.2

(1)	Receivables as of April 25, 2009 include approximately $98 million of finance contracts received from customers related to a financing promotion. The Company expects to sell these contracts to outside institutions under existing agreements during fiscal 2010. If these finance contracts are excluded from the calculation of DSO, the pro forma DSO would be 44.
(2)	The inventory values used in this calculation are the LIFO inventory values for all inventories except for manufactured inventories and foreign inventories, which are valued using FIFO inventory methods.

Foreign Operations

Foreign sales are derived primarily from Patterson Dental and Patterson Medical operations in Canada and from Patterson Medical’s operations in the U.K. and France. Fluctuations in currency exchange rates have not significantly impacted earnings. However, changes in exchange rates adversely affected net sales in fiscal 2009 and enhanced net sales in fiscal 2008 and 2007. Without foreign currency effects, net sales would have been $33.4 million higher, $27.0 million lower and $12.3 million lower in fiscal years 2009, 2008 and 2007, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to the consolidated operations of the Company.

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

Inventory and Reserves—Inventory consists primarily of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. The Company continually assesses the valuation of our inventories and reduces the carrying value of those inventories that are obsolete or in excess of our forecasted usage to estimated realizable value. Estimates are made of the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.

Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.

The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has three reporting segments at April 25, 2009, which are the same as our operating units. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142.

Fair value is determined using valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. The Company conducts impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

In the fourth quarter of fiscal 2009, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Although the Company believes our estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and our financial results, including an impairment charge that could be material.

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

To the extent that the provision for income taxes would have increased/decreased by 1 percent of income before taxes, consolidated net income would have decreased/increased $3.2 million in fiscal 2009.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS No. 157 applies to existing accounting pronouncements that require fair value measurements, but it does not require any new fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, which deferred the effective date of SFAS No. 157 as it relates to nonfinancial assets and liabilities. The Company adopted the disclosure requirements of the effective portions of SFAS No. 157 at the beginning of fiscal 2009. The Company is evaluating the impact of the remaining portions of SFAS No. 157, which are effective at the beginning of our fiscal year 2010.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 beginning the first quarter of fiscal 2009, but did not elect the fair value option for any of its financial assets or liabilities.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about derivatives and hedging activities and was adopted in the fourth quarter of fiscal 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In December 2007, FASB issued Statement No. 141(revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will change our accounting treatment for business combinations on a prospective basis.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140” (“SFAS No. 166”) and Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Both SFAS No. 166 and SFAS No. 167 are effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact SFAS No. 166 and SFAS No. 167 will have on our consolidated financial statements.

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

•	Economic conditions and volatility in the financial markets could adversely affect our operating results and financial condition.

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

•

The ability of the Company to consolidate the distribution, information services, human resources, financial and other administrative functions of its three business units jointly shared services which meet the needs of the individual business units.

•	The ability of the Company to manage rapidly changing energy and commodity prices.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

•

The ability of the Company to provide for an orderly management succession, including the ability to recruit skilled personnel for the business, and then identify and train our personnel for their transition into key roles to support the long-term growth of the business.

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

The Company is exposed to foreign currency exchange rate fluctuations in its operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds and Euros. Although historically the Company has elected not to enter into any hedging contracts, it continually evaluates its foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to the Company’s most significant foreign currency exposures would have had an impact of approximately $27 million on fiscal 2009 net sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The Company’s earnings are also affected by fluctuations in short-term interest rates through the investment of its cash balances, borrowings under LIBOR-based debt instruments and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a group of banks that provide for pricing based on variable interest rates.

As of April 25, 2009, the Company had a $75 million variable-rate term note outstanding and $22 million drawn on a variable-rate revolving credit facility. The Company views its variable interest rate debt position on a net basis that gives effect to the Company’s cash and short term investments balances.

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

The Company estimates that if interest rates had been 10% higher during the year, the annual impact would have been to reduce earnings before income tax by approximately $4 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. Our responsibility is to express an opinion on Patterson Companies, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 25, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patterson Companies, Inc. and subsidiaries as of April 25, 2009, and April 26, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 25, 2009, and our report dated June 23, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. and subsidiaries as of April 25, 2009, and April 26, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 25, 2009. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. and subsidiaries at April 25, 2009, and April 26, 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended April 25, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patterson Companies, Inc.’s internal control over financial reporting as of April 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 23, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 23, 2009

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 25, 2009	April 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$158,065	$308,164
Receivables, net of allowance for doubtful accounts of $9,773 and $8,030 at April 25, 2009 and April 26, 2008, respectively	476,156	364,050
Inventory	269,934	281,238
Prepaid expenses and other current assets	33,440	31,589

Total current assets	937,595	985,041
Property and equipment, net	166,500	148,932
Long-term receivables, net	51,572	54,392
Goodwill	747,104	681,352
Identifiable intangibles, net	220,932	200,398
Other	9,917	6,258

Total assets	$2,133,620	$2,076,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,933	$194,405
Accrued payroll expense	45,105	51,560
Other accrued expense	84,855	90,092
Income taxes payable	1,407	—
Current maturities of long-term debt	22,000	130,010

Total current liabilities	334,300	466,067
Long-term debt	525,000	525,024
Deferred income taxes	64,141	57,806
Other	23,859	22,689

Total liabilities	947,300	1,071,586
Stockholders’ equity:
Common Stock, $.01 par value:
Authorized shares—600,000
Issued and outstanding shares—122,042 and 122,357 at April 25, 2009, and April 26, 2008, respectively	1,220	1,224
Additional paid-in capital	20,320	—
Accumulated other comprehensive (loss) income	(8,867)	31,352
Retained earnings	1,293,609	1,093,974
Notes receivable from ESOP	(119,962)	(121,763)

Total stockholders’ equity	1,186,320	1,004,787

Total liabilities and stockholders’ equity	$2,133,620	$2,076,373

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 25, 2009	April 26, 2008	April 28, 2007
Net sales	$3,094,227	$2,998,729	$2,798,398
Cost of sales	2,050,703	1,967,004	1,829,526

Gross profit	1,043,524	1,031,725	968,872
Operating expenses	697,298	672,522	633,182

Operating income	346,226	359,203	335,690
Other income and expense:
Other income, net	3,574	11,017	8,148
Interest expense	(30,149)	(12,792)	(14,230)

Income before income taxes	319,651	357,428	329,608
Income taxes	120,016	132,570	121,272

Net income	$199,635	$224,858	$208,336

Earnings per share:
Basic	$1.70	$1.70	$1.52

Diluted	$1.69	$1.69	$1.51

Weighted average shares:
Basic	117,716	132,078	136,815
Diluted	118,355	132,910	137,769

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Notes Receivable from ESOP	Total
	Number	Amount
Balance at April 29, 2006	138,751,021	$1,388	$146,807	$13,837	$1,100,254	$(19,765)	$1,242,521
Foreign currency translation	—	—	—	4,535	—	—	4,535
Net income	—	—	—	—	208,336	—	208,336

Comprehensive income							212,871
Common stock issued and related tax benefits	739,225	7	19,856	—	—	—	19,863
Share-based compensation	—	—	7,757	—	—	—	7,757
Loan to ESOP	—	—	—	—	—	(105,000)	(105,000)
Payment on ESOP note	—	—	—	—	—	1,202	1,202

Balance at April 28, 2007	139,490,246	1,395	174,420	18,372	1,308,590	(123,563)	1,379,214
Foreign currency translation	—	—	—	11,962	—	—	11,962
Cash flow hedge	—	—	—	1,018	—	—	1,018
Net income	—	—	—	—	224,858		224,858

Comprehensive income							237,838
Common stock issued and related tax benefits	909,929	9	14,296	—	—	—	14,305
Repurchases of common stock	(18,043,533)	(180)	(196,439)		(439,474)		(636,093)
Share-based compensation	—	—	7,723	—	—	—	7,723
Payment on ESOP note	—	—	—	—	—	1,800	1,800

Balance at April 26, 2008	122,356,642	1,224	—	31,352	1,093,974	(121,763)	1,004,787
Foreign currency translation	—	—	—	(40,096)	—	—	(40,096)
Cash flow hedge	—	—	—	(123)	—	—	(123)
Net income	—	—	—	—	199,635		199,635

Comprehensive income							159,416
Common stock issued and related tax benefits	737,862	7	12,579	—	—	—	12,586
Repurchases of common stock	(1,052,037)	(11)	11	—	—		—
Share-based compensation	—	—	7,730	—	—	—	7,730
Payment on ESOP note	—	—	—	—	—	1,801	1,801

Balance at April 25, 2009	122,042,467	$1,220	$20,320	$(8,867)	$1,293,609	$(119,962)	$1,186,320

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 25, 2009	April 26, 2008	April 28, 2007
Operating activities:
Net income	$199,635	$224,858	$208,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,890	19,492	19,791
Amortization	7,456	6,788	5,710
Bad debt expense	4,193	3,547	2,040
Share-based compensation	7,730	7,723	7,757
Excess tax benefits from share-based compensation	(346)	(778)	(658)
Deferred income taxes	9,830	13,146	124
Change in assets and liabilities net of acquired:
Increase in receivables	(90,908)	(3,282)	(12,246)
Decrease (increase) in inventory	24,161	(27,036)	(3,817)
(Decrease) increase in accounts payable	(35,610)	9,231	7,739
(Decrease) increase in accrued liabilities	(22,591)	13,450	2,633
Decrease (increase) in long-term receivables	2,820	(2,373)	(2,742)
Other changes from operating activities, net	(5,255)	613	8,838

Net cash provided by operating activities	124,005	265,379	243,505
Investing activities:
Additions to property and equipment, net of acquisitions	(32,318)	(35,991)	(19,507)
Proceeds from disposals of property and equipment	—	—	9,163
Acquisitions, net of cash	(124,776)	(22,694)	(12,665)

Net cash used in investing activities	(157,094)	(58,685)	(23,009)
Financing activities:
Payments of long-term debt	(130,034)	(50,024)	(120,017)
Proceeds from issuance of long-term debt	—	525,000	—
Borrowings from revolver Payments of debt issuance costs	22,000 —	— (1,813)	— —
Cash payments received on notes receivable from ESOP	1,801	1,800	1,202
Loan to ESOP	—	—	(105,000)
Repurchases of common stock	—	(636,093)	—
Common stock issued, net	12,244	13,107	19,205
Excess tax benefits from share-based compensation	346	778	658

Net cash used in financing activities	(93,643)	(147,245)	(203,952)
Effect of exchange rate changes on cash	(23,367)	6,924	855

Net (decrease) increase in cash and cash equivalents	(150,099)	66,373	17,399
Cash and cash equivalents at beginning of period	308,164	241,791	224,392

Cash and cash equivalents at end of period	$158,065	$308,164	$241,791

Supplemental disclosures:
Income taxes paid	$109,660	$105,147	$143,183
Interest paid	31,901	11,094	15,207

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 25, 2009

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

Fiscal Year End

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Accordingly, fiscal years 2009, 2008 and 2007 included fifty-two weeks.

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

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market funds, highly-rated commercial paper and government securities. The maturity of these securities at the time of purchase is 90 days or less. All cash equivalents are classified as available-for-sale and carried at fair value, which approximates cost.

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO represent 86% of total inventories at both April 25, 2009 and April 26, 2008, respectively.

The accumulated LIFO reserve was $51,934 at April 25, 2009 and $44,333 at April 26, 2008. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has three reporting units at April 25, 2009, which are the same as our operating units. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142.

Fair value is determined using valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. The Company conducts impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

In the fourth quarter of fiscal 2009, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Although the Company believes our estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and our financial results, including an impairment charge that could be material.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The receivables that result from the recognition of revenue by the Company are reported net of the related allowances discussed above. The Company also maintains a valuation allowance based upon the expected collectibility of receivables held. Estimates are used to determine the valuation allowance and are based on several factors, including historical collection data, economic trends and credit worthiness of customers. Receivables are written off when the Company determines the amounts to be uncollectible, typically upon customer bankruptcy or non-response to continuous collection efforts. See also Note 6, “Customer Financing”. The portions of receivable amounts that are not expected to be collected during the next twelve months are classified as long-term.

The Company has a relatively large and disperse customer base and no single customer accounts for more than 1% of consolidated net sales. In addition, the equipment sold to customers under finance contracts generally serves as collateral for the contract and the customer provides a personal guarantee as well.

Freight and Delivery Charges

Freight and delivery charges incurred by the Company are included in cost of sales.

Advertising

The Company expenses all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $22,105, $22,665 and $21,775 for fiscal years 2009, 2008 and 2007, respectively. Deferred direct-marketing expenses included in prepaid and other current assets on the consolidated balance sheet as of April 25, 2009 and April 26, 2008 were $3,512 and $3,490, respectively.

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

Share-Based Compensation

The Company recognizes share-based compensation expense based on the grant-date fair value of awards estimated in accordance with FASB Statement No. 123(R), “Share-based Payment”.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. The only significant item included in comprehensive income is foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Earnings Per Share

The amount of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The amount of diluted earnings per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents, when dilutive, during the period.

The following table sets forth the denominator for the computation of basic and diluted earnings per share. There were no material adjustments to the numerator.

	Fiscal Year
	2009	2008	2007
	(in thousands)
Denominator:
Denominator for basic earnings per share—weighted average shares	117,716	132,078	136,815
Effect of dilutive securities—stock options, restricted stock and stock purchase plans	639	832	954

Denominator for diluted earnings per share—adjusted weighted average shares	118,355	132,910	137,769

Options to purchase 1,143, 568 and 764 shares of common stock during fiscal years 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding which were excluded from the calculation of diluted earnings per share during fiscal years 2009, 2008 and 2007 were 270, 1, and 76, respectively, because the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS No. 157 applies to existing accounting pronouncements that require fair value measurements, but it does not require any new fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, which deferred the effective date of SFAS No. 157 as it relates to nonfinancial assets and liabilities. The Company adopted the disclosure requirements of the effective portions of SFAS No. 157 at the beginning of fiscal 2009. The Company is evaluating the impact of the remaining portions of SFAS No. 157, which are effective at the beginning of our fiscal year 2010.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 beginning the first quarter of fiscal 2009, but did not elect the fair value option for any of its financial assets or liabilities.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about derivatives and hedging activities and was adopted in the fourth quarter of fiscal 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In December 2007, FASB issued Statement No. 141(revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will change our accounting treatment for business combinations on a prospective basis.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140” (“SFAS No. 166”) and Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Both SFAS No. 166 and SFAS No. 167 are effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact SFAS No. 166 and SFAS No. 167 will have on our consolidated financial statements.

2. Cash Equivalents

At April 25, 2009 and April 26, 2008, cash and cash equivalents consisted of the following:

	April 25, 2009	April 26, 2008
Cash on hand	$150,564	$178,745
Cash equivalents:
Government securities	5,929	115,531
Money market funds	1,572	13,888

	7,501	129,419

Total	$158,065	$308,164

Cash on hand is generally in interest earning accounts.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for each of the Company’s reportable segments for the fiscal year ended April 25, 2009 are as follows:

	Balance at April 26, 2008	Acquisition Activity	Other Activity	Balance at April 25, 2009
Dental supply	$99,580	$29,226	$(1,679)	$127,127
Rehabilitation supply	490,614	8,116	—	498,730
Veterinary supply	91,158	30,089	—	121,247

Total	$681,352	$67,431	$(1,679)	$747,104

The acquisition activity column primarily represents the preliminary purchase price allocation of fiscal 2009 acquisitions. Preliminary purchase price allocations are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations. The allocation of identifiable intangible assets to certain of the fiscal 2009 acquisitions is preliminary. Final valuations are expected to be completed during the first quarter of fiscal 2010 and may result in adjustments to the preliminary allocations.

Balances of other intangible assets excluding goodwill are as follows:

	April 25, 2009	April 26, 2008
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$77,847	$76,402

Amortized:
Distribution agreement, customer lists and other	190,975	165,182
Less: Accumulated amortization	(47,890)	(41,186)

Net amortized intangible assets	143,085	123,996

Total identifiable intangible assets, net	$220,932	$200,398

Related to fiscal 2009 acquisitions, the Company has recorded approximately $28.8 million of amortized intangible assets with an average life of 8.1 years. In 2006, the Company extended its exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC 3D dental restorative system. The Company paid a $100 million distribution fee to extend the agreement for a 10-year period that began in October 2007. The distribution fee is included in identifiable intangibles, net in the consolidated balance sheet. The amortization of the distribution agreement fee is recorded over the 10-year period based on estimates of the pattern in which the economic benefits of the fee are expected to be realized, consisting primarily of revenues generated from the sale of CEREC 3D dental restorative systems. Amortization expense in any year may differ significantly from other years.

With respect to the amortized intangible assets, future amortization expense is expected to approximate $14,200, $14,900, $15,000, $15,700 and $17,200 for fiscal years 2010, 2011, 2012, 2013 and 2014, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, finalization of preliminary valuations, actual revenues generated from the sale of CEREC 3D dental restorative systems, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions

On December 19, 2008, the Company completed the acquisition of Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC (together, “Dolphin”), leading providers of 3D imaging and practice management software for specialized dental practitioners, including orthodontists, oral maxillofacial surgeons and dental radiologists. As of April 25, 2009, initial goodwill of approximately $22.3 was recorded related to this acquisition.

On October 2, 2008, the Company completed the acquisition of the Columbus Serum Company (“Columbus”), a full service distributor of companion-pet veterinary supplies, equipment and pharmaceuticals. As of April 25, 2009, initial goodwill of approximately $25.0 million was recorded related to this acquisition.

The combined purchase price of Dolphin and Columbus totaled approximately $95.5 million. In addition to the acquisitions of Dolphin and Columbus, we completed other acquisitions during fiscal years 2009, 2008 and 2007. The operating results of each of these acquisitions are included in the Company’s consolidated statements of income from the date of each acquisition. Pro forma results of operations and details of the purchase price allocations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate. A listing of acquisitions completed during the periods covered by these financial statements is presented below:

Entity	Segment
Fiscal 2009:
Mobilis Healthcare Group	Rehabilitation supply
Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC	Dental supply
Columbus Serum Company	Veterinary supply
Odyssey Veterinary Software LLC	Veterinary supply
Denesca	Dental supply

Fiscal 2008:
Leventhal & Sons, Inc.	Dental supply
Associated Medical Supply, Inc.	Veterinary supply
Quality Health Products, Inc.	Rehabilitation supply
Kees-Goebel Medical Specialties, Inc.	Rehabilitation supply
Advanced Practice Systems, LLC	Rehabilitation supply
Goldsmith Medical Company	Rehabilitation supply
New England X-Ray, Inc.	Veterinary supply
Seneca Medical, Inc.	Rehabilitation supply
W.S. Medical LLC	Rehabilitation supply
Cripps Corp.	Rehabilitation supply

Fiscal 2007:
Theraquip, Inc.	Rehabilitation supply
Metro Medical, Inc.	Rehabilitation supply
Dale Surgical Professional Supply, Inc.	Rehabilitation supply

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment

	April 25, 2009	April 26, 2008
Land	$12,380	$13,100
Buildings	97,430	76,763
Leasehold improvements	12,931	12,087
Furniture and equipment	98,275	77,757
Data processing equipment	73,513	61,946
Construction-in-progress	6,477	17,708

	301,006	259,361
Accumulated depreciation	(134,506)	(110,429)

	$166,500	$148,932

Construction-in-progress as of April 25, 2009 was related primarily to a distribution facility project in Florida. The Company is contractually committed to approximately $6 million of additional expenditures related to this project. Construction-in-progress as of April 26, 2008 was comprised mostly of a project to expand an existing distribution facility in California and the expansion of the Company’s corporate headquarters. These projects were completed in fiscal 2009.

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

In fiscal 2003, the Company initiated an agreement to sell its equipment finance contracts to a commercial paper conduit managed by JPMorgan Chase Bank N.A. To participate in the commercial paper conduit, the Company was required to establish a special purpose entity (“SPE”), PDC Funding Company, LLC, a consolidated, wholly owned subsidiary. The Company transfers financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduit. The SPE does not issue any debt. While there is no recourse to the Company by the commercial paper conduit on the sale of contracts, the Company receives only 90% of the principal amount of the contracts upon the sale. The remaining 10% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The holdback receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity of this arrangement with the conduit is a maximum of $367 million.

The Company also maintains an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchases customers’ financing contracts. The Company has established another SPE, PDC Funding LLC II (“PDC II”), as a consolidated, wholly owned subsidiary, which sells financing contracts to the U.S. Bank group. The Company receives 94% of the principal amounts of the contracts upon sale with the remaining 6% of the proceeds held by the banks as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement is $110 million.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These financing arrangements are accounted for as a sale of assets under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During fiscal 2009, 2008 and 2007, the Company sold approximately $189.5, $229.7 and $247.0 million, respectively, of its contracts under these arrangements. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at April 25, 2009.

Included in current receivables in the consolidated balance sheets are approximately $136.1 million and $48.2 million as of April 25, 2009 and April 26, 2008, respectively, of finance contracts not yet sold by the Company. A total of $372.6 million of finance contracts receivable sold under the agreements were outstanding at April 25, 2009. The residual receivable under the arrangements was approximately $45.1 and $47.7 million as of April 25, 2009 and April 26, 2008, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

7. Long-Term Debt

In March 2008, the Company issued fixed-rate senior notes with an aggregate principal amount of $450 million, consisting of (i) $50 million 4.63% senior notes, due fiscal 2013; (ii) $250 million 5.17% senior notes, due fiscal 2015; and (iii) $150 million 5.75% senior notes, due fiscal 2018.

Also in March 2008, the Company entered into a term loan agreement with a principal amount of $75 million, which matures in fiscal 2013. The term loan bears interest at a floating rate based on LIBOR plus a spread which can range from 0.50% to 1.25% based on our leverage ratio, as defined in the agreement. During the year ended April 25, 2009, the weighted average interest rate of this term loan was 3.44%.

The proceeds from the issuance of debt in March 2008 were used to repurchase shares of the Company’s common stock and to repay borrowings under the Company’s revolving line of credit. The remaining proceeds were used for general corporate purposes. Debt issuance costs associated with the issuance of debt in March 2008 of $1.8 million are being amortized to interest expense over the life of the related debt.

In addition, in March 2008 the Company entered into two forward starting interest rate swap agreements, each with notional amounts of $100 million and accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the issuance of the 5.17% senior notes due fiscal 2015 and the 5.75% senior notes due fiscal 2018, respectively. Upon issuance of the hedged debt, the Company settled the forward starting interest rate swap agreements and recorded a $1.0 million increase, net of income taxes, to accumulated other comprehensive income, which is being amortized against interest expense over the life of the related debt. The pre-tax amount reclassified into earnings during fiscal 2009 was $0.2 million. The amount expected to be reclassified into earnings during fiscal 2010 is also expected to be $0.2 million.

The Company has available a $300 million revolving credit facility through November 2012. Interest on borrowings is based on LIBOR plus a spread which can range from 0.40% to 1.00%. This spread as well as a commitment fee on the unused portion of the facility are based on our leverage ratio, as defined in the agreement. Outstanding borrowings under the facility at April 25, 2009 and April 26, 2008 were $22 million and $0, respectively. The interest rate on the outstanding borrowings under this facility was 3.25% as of April 25, 2009.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consisted of the following:

	April 25, 2009	April 26, 2008
Fixed rate (4.63% to 5.75%) senior notes due fiscal 2013 to 2018	$450,000	$450,000
Variable rate (LIBOR plus 0.50% to 1.25%) term note due fiscal 2013	75,000	75,000
Fixed rate (4.14%) senior notes due fiscal 2009	—	30,000
Variable rate (LIBOR plus 0.75%) senior notes due fiscal 2009	—	100,000
Revolving credit facility	22,000	—
Other debt	—	34

	$547,000	$655,034
Less current maturities	(22,000)	(130,010)

Long-term debt	$525,000	$525,024

Maturities of long-term debt by fiscal year are as follows:

2010	$22,000
2011	—
2012	—
2013	125,000
2014	—
Thereafter	400,000

Total long-term debt	$547,000

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios as defined in the Company’s debt agreements. The Company met the financial covenants under the debt agreements as of April 25, 2009. The estimated fair value of our debt as of April 25, 2009 and April 26, 2008 was at $514.3 million and $635.4 million, respectively.

8. Derivative Financial Instruments

The Company is a party to certain offsetting and identical interest rate cap agreements. These cap agreements were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by JPMorgan Chase Bank, N.A. and PDC Funding. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit, and replace a minimum interest rate margin previously required under the sale agreement.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. PDC Funding has purchased two interest rate caps from banks with combined amortizing notional amounts of $367 million and a maturity date of March 2014. Patterson Companies, Inc. sold two identical interest rate caps to the same banks. Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements in fiscal 2008. These agreements have an amortizing notional of $110 million and a maturity date of September 2013.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with our finance contracts. As of April 25, 2009, the agreements have notional amounts of approximately $30 million and $42 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

None of the Company’s interest rate contracts qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreements as an asset or liability and the change in any period as income or expense of the period in which the change occurs.

The following presents the fair value of interest rate contracts included in the consolidated balance sheets:

	Assets			Liabilities
	Classification	Fair Value		Classification	Fair Value
Derivative type		April 25, 2009	April 26, 2008		April 25, 2009	April 26, 2008
Interest rate contracts	Other noncurrent assets	$2.6	$2.4	Other noncurrent liabilities	$4.3	$4.0

The following presents the effect of interest rate contracts on the consolidated statements of income:

Derivative type	Classification of gain (loss) recognized on derivative	Gain (loss) recognized on derivative
		Fiscal Year
		2009	2008	2007
Interest rate contracts	Other income (expense), net	($1.3)	($0.7)	($0.7)

See also Note 7 for information on two forward starting interest rate swaps which were entered into and settled during the fourth quarter of fiscal 2008 and Note 13 for detail on an accelerated share repurchase agreement entered into in the fourth quarter of fiscal 2008 and settled on June 18, 2008.

9. Fair Value Measurements

As discussed in Note 1, the Company adopted the disclosure requirements of the effective portions of SFAS No. 157 at the beginning of fiscal 2009. The Company is evaluating the impact of the remaining portions of SFAS No. 157, which are effective at the beginning of our fiscal year 2010. SFAS No. 157 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions as follows:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 25, 2009 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$7.5	$7.5	—	—
Derivative instruments	$2.6	—	$2.6	—

Total assets	$10.1	$7.5	$2.6	—

Liabilities:
Derivative instruments	$4.3	—	$4.3	—

Cash equivalents—The Company values cash equivalents at transaction price. The carrying value of cash equivalents, including government securities and money market funds, approximates fair value. Maturities of cash equivalents are less than three months.

Derivative instruments—The Company’s derivative instruments consist of interest rate contracts. These instruments are valued using inputs such as interest rates and credit spreads.

10. Lease Commitments

The Company leases facilities for its branch office locations, a number of distribution facilities, and certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under non-cancelable operating leases are as follows at April 25, 2009:

2010	$14,599
2011	12,102
2012	9,340
2013	7,454
2014	4,019
Thereafter	3,174

Total minimum payments required	$50,688

Rent expense was $18,200, $17,088 and $15,552 for the years ended April 25, 2009, April 26, 2008 and April 28, 2007 respectively.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2009	2008	2007
Current:
Federal	$87,879	$93,814	$96,677
Foreign	10,974	15,184	12,536
State	11,333	10,426	11,935

Total current	110,186	119,424	121,148
Deferred:
Federal	8,493	11,894	178
Foreign	487	230	(70)
State	850	1,022	16

Total deferred	9,830	13,146	124

Provision for income taxes	$120,016	$132,570	$121,272

Deferred tax assets and liabilities are included in prepaid expenses and other current assets and in non-current liabilities on the balance sheet. Significant components of the Company’s deferred tax assets (liabilities) as of April 25, 2009 and April 26, 2008 are as follows:

	2009	2008
Deferred current income tax asset (liability):
Capital Accumulation Plan	$5,039	$6,559
Inventory obsolescence	3,703	2,311
Health insurance	1,358	1,292
Bad debt allowance	2,144	914
LIFO reserve	(9,321)	(3,734)
Other	7,092	6,691

Deferred net current income tax asset	10,015	14,033
Deferred long-term income tax (liability) asset:
Amortizable intangibles	$(31,925)	$(30,081)
Goodwill	(33,680)	(28,350)
Property, plant, equipment	(3,905)	(4,603)
Stock based compensation expense	3,950	3,239
Other	1,419	1,989

Deferred net long-term income tax liability	(64,141)	(57,806)

Net deferred income tax liability	$(54,126)	$(43,773)

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2009	2008	2007
Tax at U.S. statutory rate	$111,878	$125,100	$115,363
State tax provision, net of federal benefit	7,318	6,029	5,611
Effect of foreign taxes	556	1,795	1,854
Other	264	(354)	(1,556)

	$120,016	$132,570	$121,272

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

As of April 25, 2009 and April 26, 2008, the Company’s gross unrecognized tax benefits were $17.5 million and $19.6 million, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $5.2 million and $5.7 million, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheet.

A summary of the changes in the gross amounts of unrecognized tax benefits for the year ended April 25, 2009 is shown below:

Balance at April 26, 2008	$19,548
Additions for tax positions related to the current year	2,937
Additions for tax positions of prior years	179
Reductions for tax positions of prior years	(1,294)
Statute expirations	(973)
Settlements	(2,853)

Balance at April 25, 2009	$17,544

The Company also recognizes both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 25, 2009 and April 26, 2008, the Company had recorded $3.2 million and $3.1 million, respectively, for interest and penalties. These amounts are also included in other long-term liabilities on the consolidated balance sheet. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease the Company’s effective tax rate. During the year ended April 25, 2009, the Company recorded as part of tax expense $1.3 million related to an increase in its estimated liability for interest and penalties.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Segment and Geographic Data

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

The following table presents information about the Company’s reportable segments:

	Fiscal Year
	2009	2008	2007
Net sales
Dental supply	$2,174,409	$2,181,286	$2,064,630
Rehabilitation supply	369,169	371,016	334,342
Veterinary supply	550,649	446,427	399,426

Consolidated net sales	$3,094,227	$2,998,729	$2,798,398

Operating income
Dental supply	$264,544	$281,877	$262,359
Rehabilitation supply	55,584	52,642	51,185
Veterinary supply	26,098	24,684	22,146

Consolidated operating income	$346,226	$359,203	$335,690

Depreciation and amortization
Dental supply	$21,341	$17,427	$16,748
Rehabilitation supply	6,032	5,903	5,871
Veterinary supply	2,973	2,950	2,882

Consolidated depreciation and amortization	$30,346	$26,280	$25,501

Total assets
Dental supply	$1,092,924	$1,100,471	$1,023,248
Rehabilitation supply	740,085	743,786	712,009
Veterinary supply	300,611	232,116	205,063

Consolidated total assets	$2,133,620	$2,076,373	$1,940,320

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents sales information by product for the Company and its reportable segments:

	Fiscal Year
	2009	2008	2007
Consolidated
Consumable and printed products	$1,986,872	$1,889,515	$1,757,472
Equipment and software	851,944	865,053	821,091
Other	255,411	244,161	219,835

Total	$3,094,227	$2,998,729	$2,798,398

Dental supply
Consumable and printed products	$1,217,193	$1,218,188	$1,154,422
Equipment and software	731,389	744,333	714,343
Other	225,827	218,765	195,865

Total	$2,174,409	$2,181,286	$2,064,630

Rehabilitation supply
Consumable and printed products	$254,270	$259,793	$241,112
Equipment and software	93,236	92,686	77,252
Other	21,663	18,537	15,978

Total	$369,169	$371,016	$334,342

Veterinary supply
Consumable and printed products	$515,409	$411,534	$361,938
Equipment and software	27,319	28,034	29,496
Other	7,921	6,859	7,992

Total	$550,649	$446,427	$399,426

The following table presents information about the Company by geographic area. No individual country, except for the United States, generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year
	2009	2008	2007
Net sales
United States	$2,821,771	$2,707,971	$2,540,899
International	272,456	290,758	257,499

Total	$3,094,227	$2,998,729	$2,798,398

Income before tax United States	$288,975	$318,304	$296,564
International	30,676	39,124	33,044

Total	$319,651	$357,428	$329,608

Long-lived assets
United States	$1,101,421	$1,005,235	$970,390
International	94,604	86,097	83,440

Total	$1,196,025	$1,091,332	$1,053,830

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stockholders’ Equity

Share Repurchases

During fiscal 2008, the Company repurchased 11.7 million shares of its common stock on the open market at a total cost of $386.1 million. On March 19, 2008, the Company entered into an accelerated share repurchase agreement (“ASR”) with financial institution counterparty. Under the terms of the ASR, the Company paid $250 million and took delivery of 90% of the shares, or 6.3 million shares, based on an initial share price of $35.60. The final number of shares to be delivered by the counterparty under the ASR was dependent on prevailing market conditions and based on the difference between the initial purchase price per share and a volume weighted average price of the Company’s common stock, minus a set discount, during a period of up to six months. Under terms of the ASR, the Company could have received additional shares of common stock from the counterparty or could have been required to deliver shares or cash to the counterparty. On June 18, 2008, the transaction was settled and an additional 1,052,037 shares were delivered to the Company, bringing the total number of shares delivered under the ASR to 7,372,260 at an average price of $33.91.

Employee Stock Ownership Plan (ESOP)

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 25, 2009 and April 26, 2008, indebtedness of the ESOP to the Company is shown as a deduction from stockholders’ equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year.

The Company’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into the Company. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 665,978 shares of common stock of the Company. Under current accounting standards, these shares are not considered outstanding for the computation of earnings per share until the shares are allocated to the participants. When the shares are allocated to the participants, the expense to the Company will be determined based on the fair market value of the shares in the year of the allocation. The loan bears interest at current rates but principal does not begin to amortize until 2011. A total of 665,978 shares were issued in the transaction of which 97,810 were previously allocated to Thompson employees. The remaining 568,168 shares began to be allocated in fiscal 2004 but only to the extent of interest on the loan. The non-cash expense is not expected to materially impact the consolidated results of operations of the Company until principal becomes due.

During fiscal 2009, 2008 and 2007, shares secured by the 1990 note with a cost of $1,500, $1,200 and $1,202, respectively, were earned and allocated to ESOP participants.

At April 25, 2009, a total of 11,749,806 shares of the common stock were allocated to participants and had a fair market value of $233,821. With respect to the 1990 note, shares allocated were 14,152,087, committed-to-be-released shares were 1,578,601 and suspense shares were 3,420,911. Related to the shares from the Thompson transaction, shares allocated were 164,024, committed-to-be-released shares were 11,808 and suspense shares were 490,146.

On September 11, 2006, the Company entered into a third loan agreement with the ESOP and loaned $105 million (the “2006 note”) for the sole purpose of enabling the ESOP to purchase shares of the Company’s common stock (the “Securities”) in the open market and pay any corresponding broker commissions.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The ESOP purchased 3,159,645 shares with the proceeds from the 2006 note. This loan and related shares, as well as the Thompson shares, are being accounted for under SOP 93-6, “Employers’ Accounting for Stock Ownership Plans” and accordingly, unallocated shares held by the Trust are not considered outstanding in the computation of earnings per share. The Company anticipates the allocation of the shares related to the 2006 note to begin in fiscal 2012 over a period of approximately 10 to 15 years. As of April 25, 2009, the fair value of unreleased shares accounted for under SOP 93-6 was approximately $72.6 million.

14. Share-based Compensation

Effective April 30, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

The consolidated statements of income for fiscal years 2009, 2008 and 2007 include pre-tax share-based compensation expense of $7.7 million ($5.6 after-tax), $7.7 million ($6.1 after-tax) and $7.8 million ($6.3 after-tax), respectively, all of which is included in operating expenses within the consolidated statements of income. The consolidated statement of cash flows present the pre-tax share-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, benefits associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities. For fiscal years 2009, 2008 and 2007, these excess benefits totaled $0.3, $0.8 and $0.7 million, respectively.

As of April 25, 2009, the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $15.9 million, and it is expected to be recognized over a weighted average period of approximately 4.4 years.

Description of General Methods and Assumptions Used to Estimate Fair Value

Described below are certain methods and assumptions used to estimate the fair value of share-based compensation awards. Further information is presented below within this Note that may be unique to a particular award or group of awards.

Expected dividend yield – the Company has not and does not currently expect to pay dividends. Accordingly, the expected dividend yield used is 0%.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Equity Incentive Plan amendments did not change the number of shares reserved for awards under the plan. The Equity Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock and restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards and dividend equivalents. Awards may have a term no longer than ten years and vesting terms are determined by the compensation committee of the board of directors. The minimum restriction period for restricted stock and restricted stock units is three years, or one year in the case of performance-based awards. Additionally, the maximum number of shares that may be issued pursuant to awards of restricted stock, restricted stock awards and stock bonuses is 2,000,000 shares. Prior to fiscal 2006, only stock option awards had been granted under the Equity Incentive Plan. During fiscal years 2009, 2008 and 2007, expense recognized related to stock options was $2.0 million, $2.4 million and $2.9 million, respectively.

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions during fiscal years 2009, 2008 and 2007:

	April 25, 2009	April 26, 2008	April 28, 2007
Expected dividend yield	—	—	—
Expected stock price volatility	31.0%	28.0%	28.0%
Risk-free interest rate	3.3%	4.6%	4.9%
Expected life of options (years)	8.3	8.0	7.1

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of stock option activity for all plans during fiscal years 2009, 2008 and 2007:

	Total Outstanding
	Number of Options	Exercise Price (a)	Intrinsic Value
Balance as of April 29, 2006	2,906	$21.99
Granted	77	32.98
Exercised	(273)	16.03
Canceled	(159)	23.30

Balance as of April 28, 2007	2,551	22.88
Granted	40	36.06
Exercised	(216)	15.00
Canceled	(345)	22.16

Balance as of April 26, 2008	2,030	24.10
Granted	52	30.45
Exercised	(142)	11.59
Canceled	(42)	22.85

Balance as of April 25, 2009	1,898	$25.24	$3,184

Vested or expected to vest as of April 25, 2009	1,408	$25.64	$2,286

Exercisable as of April 25, 2009	644	$25.94	$1,516

(a)	Weighted-average exercise price

The weighted average fair values of options granted during fiscal years 2009, 2008 and 2007 were $13.50, $15.88 and $13.44, respectively. The weighted average remaining contractual lives of options outstanding and options exercisable as of April 25, 2009 were 4.0 and 3.9 years, respectively. The Company settles stock option exercises with newly issued common shares.

Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $2.5, $1.6 and $0.8 million, respectively, in fiscal 2009; $4.7, $3.2 and $1.2 million, respectively, in fiscal 2008; and, $4.7 million, $4.5 million and $1.3 million, respectively, in fiscal 2007.

Restricted Stock and Performance Unit Awards

Beginning in fiscal 2006, the Company issued restricted stock and performance unit awards under the Equity Incentive Plan. The grant date fair value is based on the closing stock price on the day of the grant. Restricted stock awards to employees vest over a seven or nine-year period and are subject to forfeiture provisions. Certain restricted stock awards, which are held by line management, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. Restricted stock awards are also granted to non-employees directors on the date of each annual board meeting. These awards vest over three years. The performance unit awards, issued primarily to executive management, are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the board of directors. The satisfaction of operating goals will not be finally determined until the end of a three-year period. Accordingly, the Company recognizes expense related to performance unit awards over the requisite service period using the straight-line method based on the outcome that is probable. During fiscal years 2009, 2008 and 2007, expense recognized related to

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock and performance unit awards was $2.5 million, $1.7 million and $0.9 million, respectively. The total intrinsic value of restricted stock awards that vested in fiscal 2009 was $0.5 million.

The following tables summarize information concerning non-vested restricted stock awards and performance unit awards for fiscal years 2009, 2008 and 2007:

	Restricted Stock Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 29, 2006	79	$50.47
Granted	161	32.21
Forfeitures	(7)	44.90

Outstanding at April 28, 2007	233	38.02
Granted	181	36.23
Forfeitures	(21)	37.89

Outstanding at April 26, 2008	393	37.21
Granted	206	32.95
Vested	(14)	33.60
Forfeitures	(48)	36.13

Outstanding at April 25, 2009	537	$35.77

	Performance Unit Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 29, 2006	13	$51.12
Granted	20	32.15
Forfeitures	(5)	49.35

Outstanding at April 28, 2007	28	36.98
Granted	21	36.06
Forfeitures	(5)	34.96

Outstanding at April 26, 2008	44	36.77
Granted	32	31.34
Forfeitures and Cancellations	(13)	42.62

Outstanding at April 25, 2009	63	$32.80

Employee Stock Purchase Plan

In June 1992, Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 4,750,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors and follows a calendar plan year. Employees are eligible to participate after nine months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. At April 25, 2009, there were 1,241,788 shares available for purchase under the Stock Purchase Plan.

Based on the provisions of the Stock Purchase Plan and guidance provided in FASB Technical Bulletin No. 97-1, “Accounting Under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option” (“FTB 97-1”), there are several option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the employee stock purchase plan was $1.6, $1.9 and $2.1 million during fiscal years 2009, 2008 and 2007, respectively. The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan for fiscal years 2009, 2008 and 2007:

	2009	2008	2007
Expected dividend yield	—	—	—
Expected stock price volatility	29.0%	28.0%	28.0%
Risk-free interest rate	2.2%	4.4%	4.5%
Expected life of options (years)	0.5	0.5	0.5

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year, but restricted shares are subject to forfeiture provisions. At April 25, 2009, 2,632,389 shares were available for purchase under the CAP Plan.

Based on the provisions of the CAP Plan and guidance provided in FTB No. 97-1, there are option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the Cap Plan was $1.6, $1.8 and $1.9 million during fiscal years 2009, 2008 and 2007, respectively. The following table summarizes the weighted-average assumptions relating to the CAP Plan for fiscal years 2009, 2008 and 2007:

	2009	2008	2007
Expected dividend yield	—	—	—
Expected stock price volatility	29.0%	28.0%	28.0%
Risk-free interest rate	2.3%	3.5%	4.2%
Expected life of options (years)	1.0	1.0	1.0

15. Litigation

The Company is involved in various product related, employment related and other legal proceedings arising in the ordinary course of business. Some of these proceedings involve product liability claims arising out of the use of products the Company distributes. Product liability indemnification is generally obtained from our suppliers. However, in the event a supplier of a defective product is unable to pay a judgment for which the Company may be jointly liable, the Company would have liability for the entire judgment.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of April 25, 2009 and April 26, 2008, the Company had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss. These accrued amounts, as well as related expenses, have not been material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

16. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 2009 and 2008.

	Quarter Ended
	Apr. 25, 2009	Jan. 24, 2009	Oct. 25, 2008	July 26, 2008
Net sales	$779,884	$811,023	$759,461	$743,859
Gross profit	269,110	269,109	253,575	251,730
Operating income	92,488	91,542	82,602	79,594
Net income	53,961	52,807	46,903	45,964
Earnings per share—basic	$0.46	$0.45	$0.40	$0.39
Earnings per share—diluted	$0.46	$0.45	$0.40	$0.39

	Quarter Ended
	Apr. 26, 2008	Jan. 26, 2008	Oct. 27, 2007	July 28, 2007
Net sales	$778,388	$776,946	$741,992	$701,403
Gross profit	273,154	269,138	252,299	237,134
Operating income	101,269	97,114	85,613	75,207
Net income	63,209	60,364	53,741	47,544
Earnings per share—basic	$0.52	$0.45	$0.40	$0.35
Earnings per share—diluted	$0.51	$0.45	$0.39	$0.35

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of April 25, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 25, 2009. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

/S/ JAMES W. WILTZ
President and Chief Executive Officer

/S/ R. STEPHEN ARMSTRONG
Executive Vice President, Chief Financial
Officer and Treasurer

The report of the Company’s independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

As of April 25, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2009, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 14, 2009 (the “2009 Proxy Statement”). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2009 Proxy Statement and such information is incorporated by reference herein.

Code of Ethics

The Company has adopted Principles of Business Conduct and Code of Ethics for its Chief Executive Officer, Chief Financial Officer, Directors and all employees. The Company has made its Code of Ethics available on its website (www.pattersoncompanies.com) under the section “Investor Relations—Governance.” The Company intends to satisfy the disclosure requirement of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics by posting such information on its website at the address and location specified above.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Non-Employee Director Compensation” and “Executive Compensation” in the 2009 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2009 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Our Board of Directors and Committees” in the 2009 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the captions “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” and “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures of the Audit Committee” in the 2009 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of the Company and its subsidiaries are included in Part II, Item 8:

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II—Valuation and Qualifying Accounts for the Years Ended April 25, 2009, April 26, 2008 and April 28, 2007.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit
2.1	Article of Merger and Plan of Merger dated June 23, 2004 [10]

3.1	The Company’s Restated Articles of Incorporation [10]

3.2	The Company’s Bylaws, as amended [1]

4.1	Specimen form of the Company’s Common Stock Certificate [10]

4.2	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents [9]

4.3	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP 9

10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended [1]

10.2	Patterson Dental Company 1992 Stock Option Plan [1]

10.3	Patterson Dental Company 1992 Director Stock Option Plan [1]

10.4	Patterson Dental Company Employee Stock Purchase Plan [1]

Exhibit
10.5	Patterson Dental Company Capital Accumulation Plan [2]

10.6	Patterson Companies, Inc. Fiscal 2010 Incentive Plan

10.7	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992 [1]

10.8	Amended and Restated Term Promissory Note dated July 13, 1992 [1]

10.9	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.10	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.11	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc. [4]

10.12	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association [5]

10.13	Amended and Restated Receivables Purchase Agreement dated October 7, 2004 between PDC Funding Company, LLC, Patterson Companies, Inc. and Bank One. [12]

10.14	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [5]

10.15	2001 Non-Employee Director Stock Option Plan [5]

10.16	Amendments to Restated Employee Stock Purchase Plan [5]

10.17	Amended and Restated Employee Stock Ownership Plan [5]

10.18	Stock Option Plan for Canadian Employees [6]

10.19	Patterson Companies, Inc. Equity Incentive Plan [11]

10.20	ESOP Loan Agreement dated April 1, 2002 [7]

10.21	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company [7]

10.22	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent. [8]

10.23	ESOP Loan Agreement dated September 11, 2006 [13]

10.24	ESOP Note dated September 11, 2006 [13]

10.25	Receivables Sale Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [14]

10.26	Contract Purchase Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Companies, Inc., U.S. Bank National Association and The Northern Trust Company [14]

10.27	Amended and Restated Credit Agreement, dated as of November 28, 2007, among Patterson Companies, Inc., as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents. [15]

Exhibit
10.28	Note Purchase Agreement dated March 19, 2008 among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP 16

10.29	Term Loan Credit Agreement dated March 20, 2008 among Patterson Companies, Inc., as the Borrower, the Lenders from time to time parties hereto and JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent [16]

10.30	Accelerated Share Repurchase Agreement, dated March 19, 2008, by and between Patterson Companies, Inc. and JPMorgan Chase Bank, National Association [16]

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
2	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.
3	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
4	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
5	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.
6	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.
7	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003.
8	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended October 25, 2003.
9	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 24, 2004.
10	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended July 31, 2004.
11	Incorporated by reference to the Registrant’s Form 8-K/A dated September 14, 2004, filed on September 29, 2004.
12	Incorporated by reference to the Registrant’s Form 8-K dated October 7, 2004, filed on October 12, 2004.
13	Incorporated by reference to the Registrant’s Form 8-K dated September 11, 2006, filed on September 12, 2006.
14	Incorporated by reference to the Registrant’s Form 8-K dated April 27, 2007, filed on May 3, 2007.
15	Incorporated by reference to the Registrant’s Form 8-K dated November 28, 2007, filed on December 3, 2007.
16	Incorporated by reference to the Registrant’s Form 8-K dated March 19, 2008, filed on March 24, 2008.

(b)	See Schedule II.

(c)	See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: June 24, 2009	By	/S/ JAMES W. WILTZ
James W. Wiltz,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/S/ JAMES W. WILTZ James W. Wiltz	President and Chief Executive Officer (Principal Executive Officer)	June 24, 2009

/S/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2009

/S/ PETER L. FRECHETTE Peter L. Frechette	Director (Chairman of the Board of Directors)	June 24, 2009

/S/ JOHN D. BUCK John D. Buck	Director	June 24, 2009

/S/ RONALD E. EZERSKI Ronald E. Ezerski	Director	June 24, 2009

/S/ ANDRE B. LACY Andre B. Lacy	Director	June 24, 2009

/S/ CHARLES REICH Charles Reich	Director	June 24, 2009

/S/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	June 24, 2009

/S/ HAROLD C. SLAVKIN Harold C. Slavkin	Director	June 24, 2009

/S/ LES C. VINNEY Les C. Vinney	Director	June 24, 2009

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended April 25, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$8,030	$4,193	$1,181	(3)	$3,631	(1)	$9,773

LIFO inventory adjustment	$44,333	$7,601	$—		$—		$51,934
Inventory obsolescence reserve	5,497	13,676	1,310	(3)	12,102	(2)	8,381

Total inventory reserve	$49,830	$21,277	$1,310		$12,102		$60,315

Year ended April 26, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,547	$3,547	$216	(3)	$2,280	(1)	$8,030

LIFO inventory adjustment	$39,309	$5,024	$—		$—		$44,333
Inventory obsolescence reserve	5,538	10,704	849	(3)	11,594	(2)	5,497

Total inventory reserve	$44,847	$15,728	$849		$11,594		$49,830

Year ended April 28, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$7,031	$2,040	$500	(3)	$3,024	(1)	$6,547

LIFO inventory adjustment	$33,984	$5,325	$—		$—		$39,309
Inventory obsolescence reserve	6,040	7,206	73	(3)	7,781	(2)	5,538

Total inventory reserve	$40,024	$12,531	$73		$7,781		$44,847

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory disposed of or written off.
(3)	Impact of acquisitions and foreign currency translation adjustments.

INDEX TO EXHIBITS

Exhibit 10.6	Patterson Companies, Inc. Fiscal 2010 Incentive Compensation Plan

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002