Form 10-Q
period 2009-07-25
PATTERSON COMPANIES, INC.
filed 2009-09-03
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 25, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Patterson Companies, Inc. had outstanding 122,316,585 shares of common stock as of September 1, 2009.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended July 25, 2009, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2009 Annual Report on Form 10-K filed June 24, 2009 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 25, 2009	April 25, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,377	$158,065
Receivables, net	484,128	476,156
Inventory	299,481	269,934
Prepaid expenses and other current assets	40,823	33,440

Total current assets	999,809	937,595

Property and equipment, net	170,863	166,500
Long-term receivables, net	57,587	51,572
Goodwill	781,058	747,104
Identifiable intangibles, net	219,889	220,932
Other	19,360	9,917

Total assets	$2,248,566	$2,133,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,381	$180,933
Accrued payroll expense	34,495	45,105
Other accrued expenses	95,545	84,855
Income taxes payable	20,034	1,407
Current maturities of long-term debt	14,000	22,000

Total current liabilities	363,455	334,300

Long-term debt	525,000	525,000
Other long-term liabilities	100,352	88,000

Total liabilities	988,807	947,300

STOCKHOLDERS’ EQUITY
Common stock	$1,223	$1,220
Additional paid-in capital	25,772	20,320
Accumulated other comprehensive income (loss)	14,060	(8,867)
Retained earnings	1,338,666	1,293,609
Notes receivable from ESOP	(119,962)	(119,962)

Total stockholders’ equity	1,259,759	1,186,320

Total liabilities and stockholders’ equity	$2,248,566	$2,133,620

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 25, 2009	July 26, 2008
Net sales	$789,579	$743,859

Cost of sales	530,895	492,129

Gross profit	258,684	251,730

Operating expenses	181,894	172,136

Operating income	76,790	79,594

Other income and (expense):
Interest income	2,460	1,922
Interest expense	(6,619)	(8,052)
Other (loss) gain	(199)	218

Income before taxes	72,432	73,682

Income taxes	27,375	27,718

Net income	$45,057	$45,964

Earnings per share:

Basic	$0.38	$0.39

Diluted	$0.38	$0.39

Weighted average common shares:

Basic	118,119	117,890

Diluted	118,643	118,712

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	July 25, 2009	July 26, 2008
Operating activities:
Net income	$45,057	$45,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,754	4,965
Amortization	3,103	1,418
Share-based compensation	2,230	1,962
Excess tax benefits from share-based compensation	(105)	(50)
Bad debt expense	992	538
Change in assets and liabilities, net of acquired	(10,195)	(22,201)

Net cash provided by operating activities	46,836	32,596

Investing activities:
Additions to property and equipment, net	(8,008)	(11,479)
Acquisitions, net	(28,113)	(513)

Net cash used in investing activities	(36,121)	(11,992)

Financing activities:
Payments and retirement of long-term debt and obligations under capital leases	—	(2)
(Payments on) borrowings from credit facility	(8,000)	—
Common stock issued, net	3,120	2,359
Excess tax benefits from share-based compensation	105	50

Net cash used in financing activities	(4,775)	2,407

Effect of exchange rate changes on cash	11,372	(25)

Net increase in cash and cash equivalents	17,312	22,986

Cash and cash equivalents at beginning of period	158,065	308,164

Cash and cash equivalents at end of period	$175,377	$331,150

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

July 25, 2009

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 25, 2009 and the results of operations and the cash flows for the periods ended July 25, 2009 and July 26, 2008. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 25, 2009 and July 26, 2008, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2009 Annual Report on Form 10-K filed on June 24, 2009.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal 2010 and 2009 represent the 13 weeks ended July 25, 2009 and July 26, 2008, respectively.

Comprehensive Income

Total comprehensive income was $67,984 and $45,648 for the three months ended July 25, 2009 and July 26, 2008, respectively. Other than net income, comprehensive income also includes foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. During the three months ended July 25, 2009, comprehensive income was positively affected by approximately $23 million due to the effect of changes in exchange rates on foreign currency translations.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	July 25, 2009	July 26, 2008
Denominator:
Denominator for basic earnings per share—weighted-average shares	118,119	117,890

Effect of dilutive securities—stock options, restricted stock, and stock purchase plans	524	822

Denominator for diluted earnings per share—adjusted weighted average shares	118,643	118,712

Options to purchase 1,368 and 695 shares of common stock during the three months ended July 25, 2009 and July 26, 2008, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards excluded from the calculation of diluted earnings per share were 231 and 0 shares during the three months ended July 25, 2009 and July 26, 2008, respectively, because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”). In February 2008, the FASB issued Staff Position FAS 157-2, which deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS No. 157 for its financial assets and liabilities at the beginning of fiscal year 2009. Effective at the beginning of fiscal year 2010, the Company adopted SFAS No. 157 for its nonfinancial assets and liabilities. The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141(revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The Company adopted SFAS No. 141(R) effective at the beginning of fiscal 2010. The adoption will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects are dependent upon the nature, terms and size of the acquisitions consummated after the effective date. In addition, changes that may occur in the income tax liabilities for income tax uncertainty of acquisitions completed prior to the effective date of SFAS No. 141(R) would be recorded as adjustments to income tax expense.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The Company adopted SFAS No. 165 in the first quarter of fiscal 2010. The adoption of this standard did not have any impact on the Company’s financial condition, results of operations or cash flows. Subsequent events have been evaluated through the time of filing of this Form 10-Q on September 3, 2009.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140” (“SFAS No. 166”) and Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Both SFAS No. 166 and SFAS No. 167 are effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact SFAS No. 166 and SFAS No. 167 will have on its financial condition, results of operations and cash flows.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB

Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for annual or interim periods ending after September 15, 2009. As SFAS No. 168 is not intended to change or alter existing GAAP, it is not expected to impact our financial condition, results of operations or cash flows. The Company will adjust historical GAAP references in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 to reflect accounting guidance references included in the Codification.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 25, 2009 and July 25, 2009 are as follows:

	Balance at April 25, 2009	Acquisition Activity	Translation And Other Activity	Balance at July 25, 2009
Dental Supply	$127,127	$9,627	$1,253	$138,007
Rehabilitation Supply	498,730	25,590	—	524,320
Veterinary Supply	121,247	—	(2,516)	118,731

Total	$747,104	35,217	(1,263)	$781,058

The increase in the goodwill balance during the three month period ended July 25, 2009 primarily reflects the preliminary purchase price allocations of acquisitions. The purchase price allocations of certain acquisitions are preliminary and are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations from a third party valuation firm.

Balances of other intangible assets excluding goodwill are as follows:

	July 25, 2009	April 25, 2009
Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$77,847	$77,847

Amortized:
Distribution agreement, customer lists and other	193,199	190,975
Less: Accumulated amortization	(51,157)	(47,890)

Net amortized other intangiable assets	142,042	143,085

Total identifiable intangible assets, net	$219,889	$220,932

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. PDC Funding has purchased two interest rate caps from banks with combined amortizing notional amounts of $367 million and a maturity date of March 2014. Patterson Companies, Inc. has sold two identical interest rate caps to the same banks. Similarly to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements in fiscal 2008. These agreements have an amortizing notional of $110 million and a maturity date of September 2013.

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with our finance contracts. As of July 25, 2009, the agreements have notional amounts of approximately $28 million and $43 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

None of the Company’s interest rate contracts qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreements as an asset or liability and the change in any period as income or expense of the period in which the change occurs.

The following presents the fair value of the interest rate contracts included in the consolidated balance sheets:

	Assets			Liabilities
		Fair Value At			Fair Value At
Derivative type	Location	July 25, 2009	April 25, 2009	Location	July 25, 2009	April 25, 2009
Interest rate contracts	Other noncurrent assets	$12.6	$2.6	Other noncurrent liabilities	$14.2	$4.3

The following presents the effect of interest rate contracts on the consolidated statements of income:

Derivative type	Location of gain(loss) recognized on derivative	Three Months Ended July 25, 2009
Interest rate contracts	Other income(expense), net	$(0.4)

NOTE 4 FAIR VALUE MEASUREMENTS

The Company adopted the disclosure requirements of SFAS No. 157 at the beginning of fiscal 2009. SFAS 157 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions as follows:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 25, 2009 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$8.4	$8.4	—	—
Derivative instruments	12.6	—	$12.6	—

Total assets	$21.0	$8.4	$12.6	$—

Liabilities:
Derivative instruments	$14.2	$—	$14.2	$—

Cash equivalents – The Company values cash equivalents at transaction price. The carrying value of cash equivalents, including government securities and money market funds, approximates fair value. Maturities of cash equivalents are less than three months.

Derivative instruments – The Company’s derivative instruments consist of interest rate contracts. These instruments are valued using inputs such as interest rates and credit spreads.

NOTE 5 CUSTOMER FINANCING

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

These financing arrangements are accounted for as a sale of assets under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company sold approximately $43.6 million and $42.8 million of its contracts under these arrangements during the first quarter of fiscal 2010 and 2009, respectively. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at July 25, 2009.

Included in current receivables in the condensed consolidated balance sheets are approximately $149.8 million and $136.1 million as of July 25, 2009 and April 25, 2009, respectively, of finance contracts not yet sold by the Company. A total of $360.9 million of finance contracts receivable sold under the agreements were outstanding at July 25, 2009. The residual receivable under the arrangements was approximately $50.8 million and $45.1 million as of July 25, 2009 and April 25, 2009, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K filed June 24, 2009. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, finance, human resources and facilities. The cost to operate the distribution centers are allocated to the operating units based on the through-put of the unit.

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	July 25, 2009	July 26, 2008
Net sales
Dental supply	$510,991	$519,885
Rehabilitation supply	109,407	100,700
Veterinary supply	169,181	123,274

Consolidated net sales	$789,579	$743,859

Operating income
Dental supply	$55,983	$59,624
Rehabilitation supply	13,287	14,029
Veterinary supply	7,520	5,941

Consolidated operating income	$76,790	$79,594

The following table presents sales information by product for the Company:

	Three Months Ended
	July 25, 2009	July 26, 2008
Net Sales
Consumable and printed products	$546,740	$498,183
Equipment and software	177,654	181,292
Other	65,185	64,384

Total	$789,579	$743,859

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our 2009 Annual Report on Form 10-K filed June 24, 2009, for important background information regarding, among other things, an overview of the markets in which we operate and our business strategies.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 25, 2009	July 26, 2008
Net sales	100.0%	100.0%
Cost of sales	67.2%	66.2%

Gross margin	32.8%	33.8%
Operating expenses	23.0%	23.1%

Operating income	9.7%	10.7%
Other (expense) income, net	(0.6)%	(0.8)%

Income before taxes	9.2%	9.9%

Net income	5.7%	6.2%

QUARTER ENDED JULY 25, 2009 COMPARED TO QUARTER ENDED JULY 26, 2008.

Net Sales. Consolidated net sales for the three months ended July 25, 2009 (“Current Quarter”) were $789.6 million, an increase of 6.1% compared to $743.9 million for the three months ended July 26, 2008 (“Prior Quarter”). The contribution from acquisitions added 7.2% to sales growth, while changes in foreign currency translation rates reduced sales by 1.4%. Current Quarter sales of all three of the Company’s business units were negatively affected by the general economic environment.

Dental segment sales declined 1.7% in the Current Quarter to $511.0. The 1.3% negative impact of foreign currency translation was partly offset by a positive contribution from acquisitions of 0.8%. Consumable sales were down 2.2%, including a 1.3% negative impact of foreign currency translations and a contribution from acquisitions of 0.4%. Consumable sales were affected by the deferral of high-level and discretionary services by patients for economic related reasons.

Dental equipment and software sales decreased 1.8% compared to the Prior Quarter. Sales of basic dental equipment such as chairs, units and lights were impacted by the economic recession and declined 16% in the Current Quarter. However, dental practitioners continued to invest in new technology equipment including CEREC dental restorative systems and digital x-ray systems, which had sales growth of 84% and 16%, respectively. The Company believes the recession is causing many dentists to limit their investments to equipment with rapid rates of return, which is characteristic of these technology investments.

Sales of other services and products in the Dental segment rose 1.4% in the Current Quarter.

Veterinary segment sales of $169.2 million were 37.2% higher than $123.3 million in the Prior Quarter due primarily to the October 2008 acquisition of the Columbus Serum Company. Excluding acquisitions, sales grew 7.8%, reflecting higher volumes of veterinary care for companion pets following several quarters of reduced patient activity.

Current Quarter Rehabilitation segment sales rose 8.6%, from $100.7 million to $109.4 million. Acquisitions contributed 12.6% to sales growth and unfavorable changes in foreign currency translation rates reduced Current Quarter sales by 3.4%. The majority of the acquisition contribution came from the April 2009 acquisition of Mobilis Health Care Group in the United Kingdom.

Gross Margins. Consolidated gross margin of 32.8% declined 100 basis points from the Prior Quarter as a result of the relative growth of the Veterinary segment, which generates a lower gross margin than the other two segments. The gross margins of the Dental and Rehabilitation segments were essentially unchanged in the Current Quarter.

Gross margin of the Veterinary segment decreased 120 basis points in the Current Quarter due primarily to the effect of the Columbus Serum acquisition. A portion of the Columbus Serum sales was generated from distributed nutritional products and production animal business, both of which carry a lower gross margin than the Veterinary segment’s core companion animal business.

Operating Expenses. The consolidated operating expense ratio improved 10 basis points to 23.0% from 23.1% in the Prior Quarter. The Company did gain operating leverage in the Current Quarter due to expense control measures, and the relative growth of the Veterinary segment, which carries a lower level of operating expenses as compared to the other two business units, however, the improvement was offset by expenses related to the integration of several acquisitions. Such integration activities are underway and the impact of the acquisitions on operating expenses is expected to dissipate as we progress through fiscal 2010.

The operating expense ratio of the Dental segment was 50 basis points higher than in the Prior Quarter, reflecting increased fixed costs on a relative basis against lower sales volume and acquisition-related costs. The Veterinary segment’s operating expense ratio decreased 80 basis points from the Prior Quarter as a result of leverage on higher revenues. Operating expenses as a percent of sales at the Rehabilitation segment were 170 basis points higher than in the Current Quarter due to the cost structure of acquisitions.

Operating Income. Operating income was $76.8 million, or 9.7% of net sales in the Current Quarter. In the Prior Quarter, operating income was $79.6 million, or 10.7% of net sales. As discussed above, the lower operating margin was due mostly to the consolidated gross margin decline of 100 basis points in the Current Quarter.

Other (Expense) Income, Net. Net other expense was $4.4 million in the Current Quarter compared to net other expense of $5.9 million in the Prior Quarter. Interest expense was $1.4 million less in the Current Quarter due to the scheduled payment of $130 million of debt in November 2008.

Income Taxes. The effective income tax rate for the Current Quarter was 37.8%. In the Prior Quarter, the rate was 37.6%. This change is predominately due to the change in the mix of income in the jurisdictions where the Company operates.

Earnings Per Share. Earnings per share was $0.38 in the Current Quarter compared to $0.39 in the Prior Quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the Current Quarter, the Company generated $46.8 million of cash flow from operating activities, compared to $32.6 million in the Prior Quarter. The increase in operating cash flows in the Current Quarter is due mostly to an increase in accounts payable, resulting from routine timing of purchases and payments. In the second half of fiscal 2009, the Company invested in a financing program to support marketing efforts directed at the CEREC product line. This promotion, which ended at the close of fiscal 2009, generated approximately $98 million of finance contracts that the Company could not immediately sell to our funding sources due to certain requirements in those funding arrangements. The Company expects to fully liquidate these contracts in fiscal 2010, resulting in an incremental $98 million of cash flow in the year. The majority of these contracts are expected to be liquidated in the second half of fiscal 2010.

Net cash used in investing activities in the Current Period was $36.1 million compared to $12.0 million in the Prior Period. Current Period activity is primarily related to acquisitions for which cash used was $28.1 million, including Empi Therapy Solutions, a rehabilitation equipment and supply distributor, and Global Medical and Dental, a dental equipment and supply distributor. Current Period capital expenditures of $8.0 million include a project to expand an existing distribution facility in Florida. The Company expects fiscal 2010 capital expenditures to approximate $25 million.

Net cash used in financing activities was $4.8 million in the Current Period compared to $2.4 million of net cash provided by financing activities in the Prior Period. The difference between periods is mostly due to the repayment of $8 million on a revolving credit facility in the Current Period. Funds provided by financing activities are generally from the proceeds on the sale shares of Company stock under various employee based programs. With respect to the $300 million revolving credit facility, which is available until November 2012, the Company has an outstanding balance of $14 million and an additional $286 million of available funding as of July 25, 2009.

During the Current Period, foreign currencies of the Company’s Canadian and overseas operations strengthened against the U.S. Dollar. The effect of these exchange rate changes on cash was to increase cash balances by $11.4 million in the Current Period.

The Company expects funds generated by operations, existing cash balances and availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s Critical Accounting Policies and Estimates, as disclosed in its 2009 Annual Report on Form 10-K filed June 24, 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”). In February 2008, the FASB issued Staff Position FAS 157-2, which deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS No. 157 for its financial assets and liabilities at the beginning of fiscal year 2009. Effective at the beginning of fiscal year 2010, the Company adopted SFAS No. 157 for its nonfinancial assets and liabilities. The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141(revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The Company adopted SFAS No. 141(R) effective at the beginning of fiscal 2010. The adoption will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects are dependent upon the nature, terms and size of the acquisitions consummated after the effective date. In addition, changes that may occur in the income tax liabilities for income tax uncertainty of acquisitions completed prior to the effective date of SFAS No. 141(R) would be recorded as adjustments to income tax expense.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The Company adopted SFAS No. 165 in the first quarter of fiscal 2010. The adoption of this standard did not have any impact on the Company’s financial condition, results of operations or cash flows. Subsequent events have been evaluated through the time of filing of this Form 10-Q on September 3, 2009.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140” (“SFAS No. 166”) and Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Both SFAS No. 166 and SFAS No. 167 are effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact SFAS No. 166 and SFAS No. 167 will have on its financial condition, results of operations and cash flows.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for annual or interim periods ending after September 15, 2009. As SFAS No. 168 is not intended to change or alter existing GAAP, it is not expected to impact our financial condition, results of operations or cash flows. The Company will adjust historical GAAP references in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 to reflect accounting guidance references included in the Codification.

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

There have been no material changes since April 25, 2009 in the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s 2009 Annual Report on Form 10-K filed June 24, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 25, 2009. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 25, 2009.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 25, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company could have repurchased up to six million shares of common stock. In December 2007, the Company’s Board of Directors expanded this authorization to allow for the purchase of up to twenty five million shares of common stock. As of July 25, 2009, 5,905,430 shares remain available for purchase under the authorization, which expires on December 31, 2012.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2009 Annual Report on Form 10-K filed June 24, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)
Dated: September 3, 2009
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