Form 10-Q
period 2009-10-24
PATTERSON COMPANIES, INC.
filed 2009-12-03
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 24, 2009.

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

Patterson Companies, Inc. had outstanding 122,469,135 shares of common stock as of December 1, 2009.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended October 24, 2009, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2009 Annual Report on Form 10-K filed June 24, 2009 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 24, 2009	April 25, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$170,151	$158,065
Receivables, net	503,162	476,156
Inventory	294,646	269,934
Prepaid expenses and other current assets	44,343	33,440

Total current assets	1,012,302	937,595

Property and equipment, net	170,561	166,500
Long-term receivables, net	57,086	51,572
Goodwill	767,494	747,104
Identifiable intangibles, net	229,627	220,932
Other	17,063	9,917

Total assets	$2,254,133	$2,133,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,061	$180,933
Accrued payroll expense	49,671	45,105
Other accrued expenses	89,907	84,855
Income taxes payable	—	1,407
Current maturities of long-term debt	—	22,000

Total current liabilities	313,639	334,300

Long-term debt	525,000	525,000
Other long-term liabilities	96,391	88,000

Total liabilities	935,030	947,300

STOCKHOLDERS’ EQUITY
Common stock	$1,225	$1,220
Additional paid-in capital	30,337	20,320
Accumulated other comprehensive income (loss)	19,494	(8,867)
Retained earnings	1,388,009	1,293,609
Notes receivable from ESOP	(119,962)	(119,962)

Total stockholders’ equity	1,319,103	1,186,320

Total liabilities and stockholders’ equity	$2,254,133	$2,133,620

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008

Net sales	$814,951	$759,461	$1,604,530	$1,503,320

Cost of sales	548,414	505,886	1,079,309	998,015

Gross profit	266,537	253,575	525,221	505,305

Operating expenses	182,051	170,973	363,945	343,109

Operating income	84,486	82,602	161,276	162,196

Other income and (expense):
Interest income	1,909	1,870	4,369	3,792
Interest expense	(6,358)	(8,183)	(12,977)	(16,235)
Other (loss) gain	689	(1,201)	490	(983)

Income before taxes	80,726	75,088	153,158	148,770

Income taxes	31,383	28,185	58,758	55,903

Net income	$49,343	$46,903	$94,400	$92,867

Earnings per share:

Basic	$0.42	$0.40	$0.80	$0.79

Diluted	$0.41	$0.40	$0.79	$0.78

Weighted average common shares:

Basic	118,336	117,421	118,228	117,656

Diluted	119,216	118,328	118,929	118,520

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	October 24, 2009	October 25, 2008

Operating activities:
Net income	$94,400	$92,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,928	10,968
Amortization	6,741	2,896
Share-based compensation	4,397	3,938
Excess tax benefits from share-based compensation	(255)	(291)
Bad debt expense	1,962	1,049
Change in assets and liabilities, net of acquired	(63,721)	(53,597)

Net cash provided by operating activities	55,452	57,830

Investing activities:
Additions to property and equipment, net	(13,133)	(17,495)
Acquisitions, net	(28,151)	(69,877)

Net cash used in investing activities	(41,284)	(87,372)

Financing activities:
Payments of long-term debt	—	(4)
Payments on credit facility	(22,000)	—
Common stock issued, net	5,620	5,363
Excess tax benefits from share-based compensation	255	291

Net cash (used in) provided by financing activities	(16,125)	5,650

Effect of exchange rate changes on cash	14,043	(27,629)

Net increase in cash and cash equivalents	12,086	(51,521)

Cash and cash equivalents at beginning of period	158,065	308,164

Cash and cash equivalents at end of period	$170,151	$256,643

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 24, 2009

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 24, 2009 and the results of operations and the cash flows for the periods ended October 24, 2009 and October 25, 2008. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 24, 2009 and October 25, 2008, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2009 Annual Report on Form 10-K filed on June 24, 2009.

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

The Company has evaluated subsequent events through December 3, 2009, the date this Form 10-Q was filed with the SEC. No material subsequent events have occurred since October 24, 2009 that required recognition or disclosure in these financial statements.

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The second quarter and the first six months of fiscal 2010 and 2009 represent the 13 and 26 weeks ended October 24, 2009 and October 25, 2008, respectively.

Comprehensive Income

Total comprehensive income was $54,777 and $122,761 for the three and six months ended October 24, 2009, respectively, and $2,718 and $48,366 for the three and six months ended October 25, 2008. Other than net income, comprehensive income also includes foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. During the three and six months ended October 25, 2008, comprehensive income was negatively affected by changes in foreign currency exchange rates.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 24, 2009

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Denominator:
Denominator for basic earnings per share—weighted-average shares	118,336	117,421	118,228	117,656
Effect of dilutive securities—stock options, restricted stock, and stock purchase plans	880	907	701	864

Denominator for diluted earnings per share—adjusted weighted average shares	119,216	118,328	118,929	118,520

Options to purchase 936 and 1,152 shares of common stock during the three and six months ended October 24, 2009, respectively, and 667 and 681 shares during the three and six months ended October 25, 2008, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards excluded from the calculation of diluted earnings per share were 9 and 120 shares during the three and six months ended October 24, 2009, respectively, and 203 and 102 shares during the three and six months ended October 25, 2008, respectively, because the effect would have been anti-dilutive.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 24, 2009

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS 162.” The new standard establishes only two levels of U.S. generally accepted accounting principles (GAAP), authoritative and non-authoritative. The FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative upon adoption. The new guidance became effective for the Company’s second quarter of fiscal 2010. Since the new standard did not change U.S. GAAP, there was no change to the Company’s Condensed Consolidated Financial Statements other than to update references to U.S. GAAP to be in conformity with the ASC.

The Company adopted the provisions of ASC Topic No. 820, “Fair Value Measurements and Disclosures” (ASC 820) as of April 27, 2008 for fair value measurements of certain financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on at least an annual basis. The provisions were adopted for nonfinancial assets and liabilities not measured at fair value on at least an annual basis as of April 26, 2009. These provisions define fair value, establish a framework for measuring fair value, and expand disclosure requirements. The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued guidance codified into ASC Topic No. 805, “Business Combinations,” which replaced previous business combination accounting guidance. The new guidance revises how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities, any non-controlling interest in the acquiree and the goodwill acquired. The guidance as amended includes recognition provisions for assets acquired and liabilities assumed that arise from contingencies and the treatment of contingent purchase price. It also requires additional disclosure requirements intended to enable users to evaluate the nature and financial effects of the business combination. The Company adopted the new guidance on April 26, 2009, and applied the provisions prospectively to all new acquisitions closing on or after that date. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140” (SFAS No. 166) and Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). The guidance in SFAS No. 166 and SFAS No. 167 have not been codified as of the filing date of these condensed consolidated financial statements. SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Both SFAS No. 166 and SFAS No. 167 are effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact SFAS No. 166 and SFAS No. 167 will have on its financial condition, results of operations and cash flows.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 24, 2009

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update amends ASC Topic 605-25, “Revenue Recognition – Multiple-Deliverable Revenue Arrangements” to remove the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The update also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2012 and must be applied prospectively. The Company is currently evaluating the impact of the provisions of ASU 2009-13.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 25, 2009 and October 24, 2009 are as follows:

	Balance at April 25, 2009	Acquisition Activity	Translation And Other Activity	Balance at October 24, 2009

Dental Supply	$127,127	$9,627	$(7,390)	$129,364
Rehabilitation Supply	498,730	23,433	701	522,864
Veterinary Supply	121,247	—	(5,981)	115,266

Total	$747,104	$33,060	$(12,670)	$767,494

The increase in the acquisition activity column during the six month period ended October 24, 2009 primarily reflects the purchase price allocations of acquisitions. The translation and other activity column primarily reflects reclassifications from goodwill to other intangible assets related to fiscal 2009 acquisitions, based on final asset valuations. The purchase price allocations of certain acquisitions are preliminary and are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations from a third party valuation firm.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 24, 2009

Balances of other intangible assets excluding goodwill are as follows:

	October 24, 2009	April 25, 2009

Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$77,847	$77,847

Amortized:
Distribution agreement, customer lists and other	206,609	190,975
Less: Accumulated amortization	(54,829)	(47,890)

Net amortized other intangiable assets	151,780	143,085

Total identifiable intangible assets, net	$229,627	$220,932

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. PDC Funding has purchased two interest rate caps from banks with combined amortizing notional amounts of $367 million and a maturity date of February 2015. Patterson Companies, Inc. has sold two identical interest rate caps to the same banks. Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements. These agreements have an amortizing notional of $110 million and a maturity date of July 2015.

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with portions of the finance contracts that have been sold. As of October 24, 2009, the agreements have notional amounts of approximately $25 million and $35 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

None of the Company’s interest rate contracts qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreements as an asset or liability and the change in any period as income or expense of the period in which the change occurs.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 24, 2009

The following presents the fair value of the interest rate contracts included in the consolidated balance sheets:

	Assets			Liabilities
		Fair Value At			Fair Value At
Derivative type	Location	October 24, 2009	April 25, 2009	Location	October 24, 2009	April 25, 2009
Interest rate contracts	Other noncurrent Assets	$10.6	$2.6	Other noncurrent liabilities	$11.9	$4.3

The following presents the effect of interest rate contracts on the consolidated statements of income:

Derivative type	Location of gain(loss) recognized on derivative	Three Months Ended October 24, 2009	Six Months Ended October 24, 2009

Interest rate contracts	Other income (expense), net	$(0.2)	$(0.6)

NOTE 4 FAIR VALUE MEASUREMENTS

The Company adopted the disclosure requirements of ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820) at the beginning of fiscal 2009. ASC 820 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions as follows:

Level 1	-	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2	-	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	-	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 24, 2009 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Assets:
Cash equivalents	$10.0	$10.0	—	—
Derivative instruments	10.6	—	$10.6	—

Total assets	$20.6	$10.0	$10.6	$—

Liabilities:
Derivative instruments	$11.9	$—	$11.9	$—

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 24, 2009

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

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic 860-20, “Sales of Financial Assets.” The Company sold approximately $93.1 million and $87.5 million of its contracts under these arrangements during the first six months of fiscal 2010 and 2009, respectively. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at October 24, 2009.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 24, 2009

Included in current receivables in the condensed consolidated balance sheets are approximately $167.0 million and $136.1 million as of October 24, 2009 and April 25, 2009, respectively, of finance contracts not yet sold by the Company. Finance contracts sold under the arrangements and outstanding as of October 24, 2009 were $355.5 million. The holdback receivable under the arrangements was approximately $50.5 million and $45.1 million as of October 24, 2009 and April 25, 2009, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 24, 2009

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Net sales
Dental supply	$537,167	$536,837	$1,048,158	$1,056,722
Rehabilitation supply	117,130	99,035	226,537	199,735
Veterinary supply	160,654	123,589	329,835	246,863

Consolidated net sales	$814,951	$759,461	$1,604,530	$1,503,320

Operating income
Dental supply	$62,277	$62,657	$118,260	$122,281
Rehabilitation supply	16,471	14,491	29,758	28,520
Veterinary supply	5,738	5,454	13,258	11,395

Consolidated operating income	$84,486	$82,602	$161,276	$162,196

The following table presents sales information by product for the Company:

	Three Months Ended		Six Months Ended
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Net Sales
Consumable and printed products	$538,653	$493,731	$1,085,393	$991,914
Equipment and software	210,001	200,966	387,655	382,258
Other	66,297	64,764	131,482	129,148

Total	$814,951	$759,461	$1,604,530	$1,503,320

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.3%	66.6%	67.3%	66.4%

Gross margin	32.7%	33.4%	32.7%	33.6%
Operating expenses	22.3%	22.5%	22.7%	22.8%

Operating income	10.4%	10.9%	10.1%	10.8%
Other (expense) income, net	(0.5)%	(1.0)%	(0.5)%	(0.9)%

Income before taxes	9.9%	9.9%	9.5%	9.9%

Net income	6.1%	6.2%	5.9%	6.2%

QUARTER ENDED OCTOBER 24, 2009 COMPARED TO QUARTER ENDED OCTOBER 25, 2008.

Net Sales. Consolidated net sales for the three months ended October 24, 2009 (“Current Quarter”) were $815.0 million, an increase of 7.3% compared to $759.5 million for the three months ended October 25, 2008 (“Prior Quarter”). Acquisitions contributed 6.1% to sales growth and changes in foreign currency translation rates reduced sales by 0.1%. Current Quarter sales of all three of the Company’s business units were negatively affected by the general economic environment.

Dental segment sales of $537.2 million were essentially flat with the Prior Quarter. Acquisitions accounted for 1.0% of sales growth in the Current Quarter, while the impact of currency translation rates was nominal. Consumable sales declined 2.0% and were affected by a high level of unemployment caused by the weak general economy and the deferral of high-level and discretionary services by patients for economic related reasons.

Dental equipment and software sales rose 2.6% compared to the Prior Quarter. Sales of basic dental equipment such as chairs, units and lights were impacted by the economic recession and declined 7% in the Current Quarter. However, dental practitioners continued to invest in new technology equipment including CEREC dental restorative systems, which had sales growth of 45%. The Company believes the recession is causing many dentists to limit their investments to equipment with rapid rates of return, which is characteristic of these technology investments.

Sales of other services and products in the Dental segment rose 3.7% in the Current Quarter.

Veterinary segment sales of $160.7 million were 30.0% higher in the Current Quarter, primarily due to the October 2008 acquisition of the Columbus Serum Company. Excluding acquisitions, sales grew 8.3%, reflecting higher volumes of veterinary care for companion pets.

In the Current Quarter, Rehabilitation segment sales were $117.1 million, an 18.3% increase from $99.0 million in the Prior Quarter. Acquisitions contributed 14.1% to sales growth and unfavorable changes in foreign currency translation rates reduced Current Quarter sales by 1.1%. The acquisition contribution came mostly from the April 2009 acquisition of Mobilis Health Care Group (Mobilis) in the United Kingdom and the June 2009 acquisition of Empi Therapy Solutions (Empi) in the United States.

Gross Margins. Consolidated gross margin was 32.7%, a decline of 70 basis points from the Prior Quarter. The relative growth of the Veterinary segment, which generates a lower gross margin than the other two segments, was largely responsible for the lower consolidated gross margin in the Current Quarter.

Dental gross margin improved 50 basis points, driven by increased software and related service revenues from the December 2008 Dolphin acquisition. Gross margin of the Veterinary segment decreased 180 basis points in the Current Quarter due primarily to lower levels of vendor rebates earned and the effect of the Columbus Serum acquisition. A portion of the Columbus Serum sales are generated from distributed nutritional products and production animal business, both of which carry a lower gross margin than the Veterinary segment’s core companion animal business.

The Rehabilitation segment’s gross margin declined 100 basis points in the Current Quarter, due mostly to the impact of the Mobilis and Empi acquisitions. The impact of these acquisitions is expected to lessen as they become more fully integrated into the existing business.

Operating Expenses. The consolidated operating expense ratio improved 20 basis points from the Prior Quarter to 22.3%. The Company did gain operating leverage in the Current Quarter due to expense control measures, however, the improvement was partly offset by expenses related to the integration of several acquisitions.

The operating expense ratio of the Dental segment was 50 basis points higher than in the Prior Quarter, reflecting increased fixed costs on a flat sales volume and acquisition-related expenses. The Veterinary segment’s operating expense ratio decreased 100 basis points from the Prior Quarter as a result of leverage on higher revenues. Operating expenses as a percent of sales at the Rehabilitation segment were 40 basis points lower in the Current Quarter than the Prior Quarter due to leverage on sales, partly offset by integration expenses related to recent acquisitions.

Operating Income. In the Current Quarter, operating income was $84.5 million, or 10.4% of net sales. In the Prior Quarter, operating income was $82.6 million, or 10.9% of net sales. As discussed above, sales growth of 7.3% drove the increase in Current Quarter operating income. The operating margin decline of 50 basis points was due to the 70 basis point reduction in gross margin, partly offset by a 20 improvement in the operating expense ratio as described above.

Other (Expense) Income, Net. Net other expense was $3.8 million in the Current Quarter compared to net other expense of $7.5 million in the Prior Quarter. Interest expense was $1.8 million less in the Current Quarter due to the payment of $130 million of debt in November 2008. In addition, the impact of changes in foreign currency transaction rates was favorable in the Current Quarter, but unfavorable relative to the U.S. dollar in the Prior Quarter.

Income Taxes. The effective income tax rate for the Current Quarter was 38.9%. In the Prior Quarter, the rate was 37.5%. The increase in the rate for the Current Quarter resulted from several factors, including an increase in the effective state rate and the timing of discrete items. For the full fiscal year 2010, the Company expects the effective tax rate to approximate 37.8% compared to 37.5% for full fiscal year 2009. The expected increase for fiscal 2010 is due primarily to the increase in the effective state rate and lower levels of tax-free interest income that may be earned on invested cash balances.

Earnings Per Share. Earnings per diluted share was $0.41 in the Current Quarter compared to $0.40 in the Prior Quarter.

SIX MONTHS ENDED OCTOBER 24, 2009 COMPARED TO SIX MONTHS ENDED OCTOBER 25, 2008.

Net Sales. Consolidated net sales for the six months ended October 24, 2009 (“Current Period”) totaled $1,604.5 million compared to $1,503.3 million for the six months ended October 25, 2008 (“Prior Period”). Total sales growth of 6.7% included a contribution from acquisitions of 6.6% and a negative impact from foreign currency translation rates of 0.7%. Current Period sales of all three of the Company’s business units were negatively affected by the general economic environment.

Dental segment sales of $1,048.2 million were down 0.8% from the Prior Period. Acquisitions added 0.9% to Current Period sales, while the impact of currency translation rates negatively impacted sales by 0.6%. Consumable sales declined 2.1%.

Dental equipment and software sales rose 0.5% compared to the Prior Period. Sales of basic dental equipment were especially impacted by the economic recession and declined 9.5% in the Current Period. This decline in basic equipment was offset by sales of CEREC dental restorative systems, which grew 58.4%. Sales of other services and products in the Dental segment rose 2.5% in the Current Period.

Sales of the Veterinary segment rose 33.6% to $329.8 million in the Current Period, primarily due to the October 2008 acquisition of the Columbus Serum Company. Excluding acquisitions, the increase in sales was 8.0%.

In the Current Period, Rehabilitation segment sales of $226.5 million were 13.4% higher than the $199.7 million of sales in the Prior Period. The impact of acquisitions contributed 13.3% to sales growth, while unfavorable changes in foreign currency translation rates reduced Current Period sales by 2.3%.

Gross Margins. Consolidated gross margin declined 90 basis points to 32.7% in the Current Period, due in part to the relative sales growth of the Veterinary segment which generates a lower gross margin than the other two segments.

Dental gross margin, which improved 30 basis points, benefitted from software and related service revenues generated by the December 2008 Dolphin acquisition. Gross margin of the Veterinary segment decreased 150 basis points in the Current Period due mostly to the effect of the Columbus Serum acquisition and lower levels of vendor rebates earned.

The Rehabilitation segment’s gross margin declined 60 basis points in the Current Period. The impact of the recent acquisitions was the primary factor in the decrease. This impact is expected to lessen in the second half of fiscal year 2010 as the acquisitions are more fully integrated into the existing business.

Operating Expenses. The consolidated operating expense ratio improved 10 basis points from the Prior Quarter to 22.7% due to expense control measures taken in recent quarters and the relative sales growth of the Veterinary segment, which carries a lower level of operating expenses than the other two segments. However, this improvement was lessened by expenses related to the integration of recent acquisitions.

The operating expense ratio of the Dental segment was 60 basis points higher than in the Prior Period, reflecting increased fixed costs on lower sales volume and acquisition-related expenses. Operating expenses as a percent of sales improved 90 basis points in the Veterinary segment from leverage on higher revenues. The Rehabilitation segment’s operating expense ratio increased 50 basis points due primarily to the expense structures of recent acquisitions.

Operating Income. Current Period operating income totaled $161.3 million, or 10.1% of net sales, compared to Prior Period operating income of $162.2 million, or 10.8% of net sales. As discussed above, the main factor in the lower Current Period operating margin was a decrease in gross margin of 90 basis points.

Other (Expense) Income, Net. Net other expense was $8.1 million in the Current Period compared to net other expense of $13.4 million in the Prior Period. The primary factor in the decrease of net other expense was lower interest expense, which was $3.2 million lower in the Current Period due to the repayment of $130 million of debt in November 2008.

Income Taxes. The effective income tax rate for the Current Period was 38.4% compared to 37.6% in the Prior Period. The increase in the rate for the Current Period results from several factors, including an increase in the effective state rate and the timing of discrete items.

Earnings Per Share. Earnings per diluted share was $0.79 in the Current Period compared to $0.78 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $55.5 million of cash flow from operating activities in the six months ended October 24, 2009 (“Current Period”), compared to $57.8 million in the six months ended October 25, 2008 (“Prior Period”). In the second half of fiscal 2009, the Company invested in a financing program to support marketing efforts directed at the CEREC product line. This promotion, which ended at the close of fiscal 2009, generated approximately $100 million of finance contracts that the Company could not immediately sell to our funding sources due to certain requirements in those funding arrangements. The majority of these contracts are expected to be liquidated in the second half of fiscal 2010, resulting in incremental cash flow for the year.

Net cash used in investing activities in the Current Period was $41.3 million compared to $87.4 million in the Prior Period. Current Period activity is primarily related to acquisitions for which cash used was $28.2 million, including Empi Therapy Solutions, a rehabilitation equipment and supply distributor, and Global Medical and Dental, a dental equipment and supply distributor. In the Prior Period, cash used for acquisitions was $69.9 million. The majority of the cash used was related to the October 2008 acquisition of the Columbus Serum Company. Capital expenditures in the Current Period were $13.1 million, down from $17.5 million in the Prior Period. The Company expects full year fiscal 2010 capital expenditures to be approximately $30 million to $35 million.

Net cash used in financing activities was $16.1 million in the Current Period compared to net cash provided of $5.7 million in the Prior Period. The difference between periods is due to the repayment of $22 million on a revolving credit facility in the Current Period. Funds provided by financing activities are generated mostly from the proceeds on the sale of shares of Company stock under various employee based programs. A $300 million revolving credit facility is available until November 2012. As of October 24, 2009, there were no borrowings outstanding under the facility.

During the Current Period, foreign currencies of the Company’s Canadian and overseas operations strengthened against the U.S. Dollar, while in the Prior Period these foreign currencies weakened against the U.S. Dollar. The effect of these exchange rate changes on cash was to increase cash balances by $14.0 million in the Current Period and reduce cash balances by $27.6 million in the Prior Period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS 162.” The new standard establishes only two levels of U.S. generally accepted accounting principles (GAAP), authoritative and non-authoritative. The FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative upon adoption. The new guidance became effective for the Company’s second quarter of fiscal 2010. Since the new standard did not change U.S. GAAP, there was no change to the Company’s Condensed Consolidated Financial Statements other than to update references to U.S. GAAP to be in conformity with the ASC.

The Company adopted the provisions of ASC Topic No. 820, “Fair Value Measurements and Disclosures” (ASC 820) as of April 27, 2008 for fair value measurements of certain financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on at least an annual basis. The provisions were adopted for nonfinancial assets and liabilities not measured at fair value on at least an annual basis as of April 26, 2009. These provisions define fair value, establish a framework for measuring fair value, and expand disclosure requirements. The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued guidance codified into ASC Topic No. 805, “Business Combinations,” which replaced previous business combination accounting guidance. The new guidance revises how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities, any non-controlling interest in the acquiree and the goodwill acquired. The guidance as amended includes recognition provisions for assets acquired and liabilities assumed that arise from contingencies and the treatment of contingent purchase price. It also requires additional disclosure requirements intended to enable users to evaluate the nature and financial effects of the business combination. The Company adopted the new guidance on April 26, 2009, and applied the provisions prospectively to all new acquisitions closing on or after that date. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140” (SFAS No. 166) and Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). The guidance in SFAS No. 166 and SFAS No. 167 have not been codified as of the filing date of these condensed consolidated financial statements. SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting

(or similar rights) should be consolidated. Both SFAS No. 166 and SFAS No. 167 are effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact SFAS No. 166 and SFAS No. 167 will have on its financial condition, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update amends ASC Topic 605-25, “Revenue Recognition – Multiple-Deliverable Revenue Arrangements” to remove the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The update also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2012 and must be applied prospectively. The Company is currently evaluating the impact of the provisions of ASU 2009-13.

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

•

Economic conditions and volatility in the financial markets could adversely affect our operating results and financial condition. The ability to predict the demand for capital goods by customers is extremely difficult in the current economic environment, which could lead to increased volatility in the Company’s revenues for these types of products.

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

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 24, 2009. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 24, 2009.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 24, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company could have repurchased up to six million shares of common stock. In December 2007, the Company’s Board of Directors expanded this authorization to allow for the purchase of up to twenty five million shares of common stock. As of October 24, 2009, 5,905,430 shares remain available for purchase under the authorization, which expires on December 31, 2012.

ITEM 3.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on September 14, 2009, the Company’s shareholders approved the following matters:

1.	ELECTION OF DIRECTORS

	Voted for	Withheld	Abstained
To serve for a two-year term expiring in 2011:
Les C. Vinney	111,735,644	202,089	750,808

To serve for a three-year term expiring 2012:
Ellen A. Rudnick	111,358,833	578,900	750,808
Harold C. Slavkin	111,376,612	561,121	750,808
James W. Wiltz	111,740,823	196,910	750,808

2.	APPROVAL OF AMENDMENT OF TO EQUITY INCENTIVE PLAN. The vote was 89,906,188 for, 10,707,368 against, 1,535,940 abstentions, and 10,539,045 broker non-votes.

3.	RATIFY THE SELECTION OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL 2009. The vote was 112,254,289 for, 250,515 against, and 183,737 abstentions. There were no broker non-votes.

ITEM 6.	EXHIBITS

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

Dated: December 3, 2009

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