Form 10-Q
period 2010-01-23
PATTERSON COMPANIES, INC.
filed 2010-03-04
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 23, 2010.

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

Patterson Companies, Inc. had outstanding 122,757,864 shares of common stock as of March 1, 2010.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended January 23, 2010, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2009 Annual Report on Form 10-K filed June 24, 2009 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 23, 2010	April 25, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$267,782	$158,065
Receivables, net	471,316	476,156
Inventory	302,637	269,934
Prepaid expenses and other current assets	35,903	33,440

Total current assets	1,077,638	937,595

Property and equipment, net	168,657	166,500
Long-term receivables, net	64,932	51,572
Goodwill	770,085	747,104
Identifiable intangibles, net	226,260	220,932
Other	15,243	9,917

Total assets	$2,322,815	$2,133,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,035	$180,933
Accrued payroll expense	58,160	45,105
Other accrued expenses	88,957	84,855
Income taxes payable	—	1,407
Current maturities of long-term debt	—	22,000

Total current liabilities	331,152	334,300

Long-term debt	525,000	525,000
Other long-term liabilities	88,311	88,000

Total liabilities	944,463	947,300

STOCKHOLDERS’ EQUITY
Common stock	$1,228	$1,220
Additional paid-in capital	36,483	20,320
Accumulated other comprehensive income (loss)	16,545	(8,867)
Retained earnings	1,444,058	1,293,609
Notes receivable from ESOP	(119,962)	(119,962)

Total stockholders’ equity	1,378,352	1,186,320

Total liabilities and stockholders’ equity	$2,322,815	$2,133,620

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009

Net sales	$820,084	$811,023	$2,424,614	$2,314,343

Cost of sales	544,015	541,914	1,623,324	1,539,929

Gross profit	276,069	269,109	801,290	774,414

Operating expenses	182,302	177,567	546,247	520,676

Operating income	93,767	91,542	255,043	253,738

Other income and (expense):
Interest income	2,122	1,048	6,491	4,840
Interest expense	(6,406)	(7,000)	(19,383)	(23,235)
Other (loss) gain	(10)	(793)	480	(1,776)

Income before taxes	89,473	84,797	242,631	233,567

Income taxes	33,424	31,990	92,182	87,893

Net income	$56,049	$52,807	$150,449	$145,674

Earnings per share:

Basic	$0.47	$0.45	$1.27	$1.24

Diluted	$0.47	$0.45	$1.26	$1.23

Weighted average common shares:

Basic	118,518	117,624	118,324	117,645

Diluted	119,434	118,134	119,097	118,391

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	January 23, 2010	January 24, 2009
Operating activities:
Net income	$150,449	$145,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,910	16,327
Amortization	10,324	5,188
Share-based compensation	6,618	5,800
Excess tax benefits from share-based compensation	(381)	(317)
Bad debt expense	3,047	3,136
Change in assets and liabilities, net of acquired	(34,840)	(103,274)

Net cash provided by operating activities	153,127	72,534

Investing activities:
Additions to property and equipment, net	(17,506)	(22,838)
Acquisitions, net	(28,151)	(109,942)

Net cash used in investing activities	(45,657)	(132,780)

Financing activities:
Payments of long-term debt	—	(130,008)
(Payments on) Borrowings from credit facility	(22,000)	63,000
Common stock issued, net	9,995	10,275
Excess tax benefits from share-based compensation	381	317

Net cash used in financing activities	(11,624)	(56,416)

Effect of exchange rate changes on cash	13,871	(29,618)

Net increase in cash and cash equivalents	109,717	(146,280)

Cash and cash equivalents at beginning of period	158,065	308,164

Cash and cash equivalents at end of period	$267,782	$161,884

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

January 23, 2010

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 23, 2010 and the results of operations and the cash flows for the periods ended January 23, 2010 and January 24, 2009. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 23, 2010 and January 24, 2009, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2009 Annual Report on Form 10-K filed on June 24, 2009.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The third quarter and the first nine months of fiscal 2010 and 2009 represent the 13 and 39 weeks ended January 23, 2010 and January 24, 2009, respectively.

Comprehensive Income

Total comprehensive income was $53,100 and $175,861 for the three and nine months ended January 23, 2010, respectively, and $51,735 and $100,101 for the three and nine months ended January 24, 2009. Other than net income, comprehensive income also includes foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. During the nine months ended January 23, 2010, comprehensive income was positively affected by changes in foreign currency exchange rates, whereas comprehensive income was negatively affected by changes in foreign currency exchange rates during the nine months ended January 24, 2009.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Denominator:
Denominator for basic earnings per share–weighted-average shares	118,518	117,624	118,324	117,645
Effect of dilutive securities–stock options, restricted stock, and stock purchase plans	916	510	773	746

Denominator for diluted earnings per share–adjusted weighted average shares	119,434	118,134	119,097	118,391

Options to purchase 869 and 1,057 shares of common stock during the three and nine months ended January 23, 2010, respectively, and 1,606 and 989 shares during the three and nine months ended January 24, 2009, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards excluded from the calculation of diluted earnings per share were 0 and 80 shares during the three and nine months ended January 23, 2010, respectively, and 337 and 248 shares during the three and nine months ended January 24, 2009, respectively, because the effect would have been anti-dilutive.

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

In June 2009, the FASB issued guidance codified into ASC Topic No. 860, “Transfers and Servicing” (ASC 860) which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. Also in June 2009, the FASB issued guidance codified into ASC Topic No. 810, “Consolidation” (ASC 810) which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under former FASB Interpretation No. 46(R). Both ASC 860 and ASC 810 are effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact ASC 860 and ASC 810 will have on its financial condition, results of operations and cash flows.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and additional information about Level 3 activity. The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except for the disclosures relating to Level 3 activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 25, 2009 and January 23, 2010 are as follows:

	Balance at April 25, 2009	Acquisition Activity	Translation And Other Activity	Balance at January 23, 2010
Dental Supply	$127,127	$9,829	$(7,205)	$129,751
Rehabilitation Supply	498,730	25,369	701	524,800
Veterinary Supply	121,247	—	(5,713)	115,534

Total	$747,104	$35,198	$(12,217)	$770,085

The increase in the acquisition activity column during the nine month period ended January 23, 2010 primarily reflects the purchase price allocations of acquisitions. The translation and other activity column primarily reflects reclassifications from goodwill to other intangible assets related to fiscal 2009 acquisitions, based on final asset valuations. The purchase price allocations of certain acquisitions are preliminary and are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations from a third party firm.

Balances of other intangible assets excluding goodwill are as follows:

	January 23, 2010	April 25, 2009
Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$77,847	$77,847

Amortized:
Distribution agreement, customer lists and other	206,792	190,975
Less: Accumulated amortization	(58,379)	(47,890)

Net amortized other intangiable assets	148,413	143,085

Total identifiable intangible assets, net	$226,260	$220,932

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. PDC Funding has purchased two interest rate caps from banks with combined notional amounts of $367 million and a maturity date of February 2015. Patterson Companies, Inc. has sold two identical interest rate caps to the same banks. Similarly to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements. These agreements have an amortizing notional amount of $110 million and a maturity date of July 2015.

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with portions of the finance contracts that have been sold. As of January 23, 2010, the agreements have notional amounts of approximately $22 million and $28 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

None of the Company’s interest rate contracts qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreements as an asset or liability and the change in any period as income or expense of the period in which the change occurs.

The following table presents the fair value of the interest rate contracts included in the consolidated balance sheets:

	Assets			Liabilities
		Fair Value At			Fair Value At
Derivative type	Location	January 23, 2010	April 25, 2009	Location	January 23, 2010	April 25, 2009

Interest rate contracts	Other noncurrent Assets	$9.0	$2.6	Other noncurrent liabilities	$10.2	$4.3

The following table presents the effect of interest rate contracts on the consolidated statements of income:

Derivative type	Location of gain(loss) recognized on derivative	Three Months Ended January 23, 2010	Nine Months Ended January 23, 2010
Interest rate contracts	Other income (expense), net	$(0.2)	$(0.8)

NOTE 4 FAIR VALUE MEASUREMENTS

The Company adopted the disclosure requirements of ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820) at the beginning of fiscal 2009. ASC 820 establishes the following hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions as follows:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of January 23, 2010 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$101.8	$101.8	—	—
Derivative instruments	9.0	—	$9.0	—

Total assets	$110.8	$101.8	$9.0	$—

Liabilities:
Derivative instruments	$10.2	$—	$10.2	$—

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

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic 860-20, “Sales of Financial Assets.” The Company sold approximately $202.2 million and $134.9 million of its contracts under these arrangements during the first nine months of fiscal 2010 and 2009, respectively. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at January 23, 2010.

Included in current receivables in the condensed consolidated balance sheets are approximately $151.8 million and $136.1 million as of January 23, 2010 and April 25, 2009, respectively, of finance contracts not yet sold by the Company. Finance contracts sold under the arrangements and outstanding as of January 23, 2010 were $403.4 million. The holdback receivable under the arrangements was approximately $57.3 million and $45.1 million as of January 23, 2010 and April 25, 2009, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Net Sales
Dental supply	$572,073	$584,140	$1,620,231	$1,640,862
Rehabilitation supply	96,240	81,611	322,777	281,346
Veterinary supply	151,771	145,272	481,606	392,135

Total	$820,084	$811,023	$2,424,614	$2,314,343

Operating income
Dental supply	$75,001	$73,747	$193,261	$196,028
Rehabilitation supply	12,859	11,676	42,617	40,196
Veterinary supply	5,907	6,119	19,165	17,514

Total	$93,767	$91,542	$255,043	$253,738

The following table presents sales information by product for the Company:

	Three Months Ended		Nine Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Net Sales
Consumable and printed products	$501,141	$476,196	$1,586,534	$1,468,110
Equipment and software	249,324	271,384	636,979	653,642
Other	69,619	63,443	201,101	192,591

Total	$820,084	$811,023	$2,424,614	$2,314,343

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Nine Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3%	66.8%	67.0%	66.5%

Gross margin	33.7%	33.2%	33.0%	33.5%
Operating expenses	22.2%	21.9%	22.5%	22.5%

Operating income	11.4%	11.3%	10.5%	11.0%
Other (expense) income, net	(0.5)%	(0.8)%	(0.5)%	(0.9)%

Income before taxes	10.9%	10.5%	10.0%	10.1%

Net income	6.8%	6.5%	6.2%	6.3%

QUARTER ENDED JANUARY 23, 2010 COMPARED TO QUARTER ENDED JANUARY 24, 2009.

Net Sales. Consolidated net sales for the three months ended January 23, 2010 (“Current Quarter”) increased 1.1% to $820.1 million, compared to $811.0 million for the three months ended January 24, 2009 (“Prior Quarter”). Acquisitions contributed 2.0% to sales growth and changes in foreign currency translation rates increased sales by 1.3%.

Dental segment sales of $572.1 million were 2.1% lower than $584.1 million in the Prior Quarter. Acquisitions accounted for 0.8% of sales growth in the Current Quarter, while the impact of currency translation rates improved sales by 1.5%. Consumable sales grew 1.9% in the Current Quarter. Excluding the impact of acquisitions and foreign currency, consumables grew slightly in the Current Quarter, marking the first time consumables sales have experienced internal growth since the fall of 2008 when the economy started to deteriorate sharply.

Dental equipment and software sales faced a difficult comparison with the Prior Quarter, when the Company outperformed the overall dental equipment market. In addition, the Company believes the purchasing decisions of dental practitioners for new equipment are continuing to be affected by the weak economy. In the Current Quarter, total dental equipment and software sales declined 9.6%, including a decrease in basic dental equipment such as chairs, units and lights of 11.1%. Sales of CEREC dental restorative systems were down 3.5% compared to the Prior Quarter.

Sales of other services and products in the Dental segment rose 9.7% in the Current Quarter.

Veterinary segment sales grew 4.5% to $151.8 million, driven by improved consumables sales. Equipment sales were down 12.5% from the Prior Quarter.

In the Current Quarter, Rehabilitation segment sales were $96.2 million, a 17.9% increase from $81.6 million in the Prior Quarter. Acquisitions contributed 14.6% to sales growth and favorable changes in foreign currency translation rates further benefited Current Quarter sales by 2.1%. The acquisition contribution was driven mostly by the April 2009 acquisition of Mobilis Health Care Group (Mobilis) in the United Kingdom and the June 2009 acquisition of Empi Therapy Solutions (Empi) in the United States.

Gross Margins. Consolidated gross margin was 33.7%, an increase of 50 basis points from the Prior Quarter, primarily as a result of product mix. Dental gross margin improved 70 basis points and was positively impacted by the increased mix of consumables sales compared to basic equipment sales and increased software and related service revenues.

Gross margin of the Veterinary and Rehabilitation segments increased 40 basis points and decreased 70 basis points, respectively. The higher gross margin in the Veterinary segment was due to product mix. The decline in the Rehabilitation gross margin was due mostly to the impact of the Mobilis and Empi acquisitions. The impact of these acquisitions is expected to continue to lessen as they become more fully integrated into the existing business.

Operating Expenses. The consolidated operating expense ratio was 22.2%, an increase of 30 basis points from the Prior Quarter due mostly to acquisitions, including expenses related to integration and the amortization of intangible assets.

The operating expense ratio of the Dental segment was 20 basis points higher than in the Prior Quarter, reflecting increased fixed costs on a lower sales volume and acquisition-related expenses. The Veterinary segment’s operating expense ratio was 70 basis points higher than the Prior Quarter due to higher levels of amortization expense. Operating expenses as a percent of sales at the Rehabilitation segment were 30 basis points higher in the Current Quarter due to integration expenses related to recent acquisitions.

Operating Income. Current Quarter operating income was $93.8 million, or 11.4% of net sales. In the Prior Quarter, operating income was $91.5 million, or 11.3% of net sales. The operating margin improvement was driven by the 50 basis points increase in gross margin, partly offset by the 30 basis increase in the operating expense ratio as described above.

Other (Expense) Income, Net. Net other expense was $4.3 million in the Current Quarter compared to net other expense of $6.7 million in the Prior Quarter. During the Prior Quarter, the Company made a scheduled payment of $130 million on long-term debt.

Income Taxes. The effective income tax rate for the Current Quarter was 37.4%. In the Prior Quarter, the rate was 37.7%. For the full fiscal year 2010, the Company expects the effective tax rate to approximate 37.8% compared to 37.5% for full fiscal year 2009. The expected increase for fiscal 2010 is due primarily to the increase in the effective state income tax rate.

Earnings Per Share. Earnings per diluted share was $0.47 in the Current Quarter compared to $0.45 in the Prior Quarter.

NINE MONTHS ENDED JANUARY 23, 2010 COMPARED TO NINE MONTHS ENDED JANUARY 24, 2009.

Net Sales. Consolidated net sales for the nine months ended January 23, 2010 (“Current Period”) totaled $2,424.6 million compared to $2,314.3 million for the nine months ended January 24, 2009 (“Prior Period”). Total sales growth of 4.8% included a contribution from acquisitions of 5.0%. The impact of changes in foreign currency translation rates was neutral. The sales of all three of the Company’s business units have been negatively affected by the downturn in the economy that began in the fall of 2008.

Dental segment sales of $1,620.2 million were down 1.3% from the Prior Period. Acquisitions added 0.9% to Current Period sales, while the impact of currency translation rates was nominal. Consumable sales declined 0.9% and were affected by a high level of unemployment caused by the weak general economy and the deferral of high-level and discretionary services by patients for economic related reasons.

Dental equipment and software sales declined 3.8% compared to the Prior Period. Sales of basic dental equipment were especially impacted by the economic recession and declined 10.2% in the Current Period. This decline in basic equipment was partly offset by sales of CEREC dental restorative systems, which grew 27.2%. The Company believes the recession has caused many dentists to limit their investments to equipment with rapid rates of return, such as CEREC. Sales of other services and products in the Dental segment rose 4.9% in the Current Period.

The 22.8% sales growth of the Veterinary segment to $481.6 million in the Current Period was primarily due to the October 2008 acquisition of the Columbus Serum Company. Excluding acquisitions, the increase in sales was 6.7%.

In the Current Period, Rehabilitation segment sales of $322.8 million were 14.7% higher than the $281.3 million of sales in the Prior Period. Acquisitions contributed 13.7% to sales growth, while unfavorable changes in foreign currency translation rates reduced Current Period sales by 1.0%.

Gross Margins. Consolidated gross margin declined 50 basis points to 33.0% in the Current Period, due in part to the relative sales growth of the Veterinary segment which generates a lower gross margin than the other two segments.

Dental gross margin, which improved 50 basis points, benefited from an increased mix of consumables sales compared to basic equipment sales and increased software and related service revenues generated by the December 2008 Dolphin acquisition. Gross margin of the Veterinary segment decreased 80 basis points in the Current Period due mostly to the effect of the Columbus Serum acquisition and lower levels of vendor rebates earned.

The Rehabilitation segment’s gross margin declined 60 basis points in the Current Period. The impact of the recent acquisitions was the primary factor in the decrease. This impact is expected to lessen as the acquisitions are more fully integrated into the existing business.

Operating Expenses. The consolidated operating expense ratio of 22.5% was flat with the Prior Period. The Company has instituted a range of expense control measures over the past year in response to the economic downturn that have slowed expense growth, however the impact of these measures has been lessened by expenses related to the integration of recent acquisitions.

The operating expense ratio of the Dental segment was 40 basis points higher than in the Prior Period, reflecting increased fixed costs on lower sales volume and acquisition-related expenses. Operating expenses as a percent of sales improved 40 basis points in the Veterinary segment from leverage on higher revenues. The Rehabilitation segment’s operating expense ratio increased 50 basis points due primarily to the expense structures of recent acquisitions.

Operating Income. Current Period operating income totaled $255.0 million, or 10.5% of net sales, compared to Prior Period operating income of $253.7 million, or 11.0% of net sales. As discussed above, the main factor in the lower Current Period operating margin was a decrease in gross margin of 50 basis points.

Other (Expense) Income, Net. Net other expense was $12.4 million in the Current Period compared to net other expense of $20.2 million in the Prior Period. The primary factor in the decrease of net other expense was lower interest expense, which was $3.8 million lower in the Current Period due to the repayment of $130 million of debt in November 2008.

Income Taxes. The effective income tax rate for the Current Period was 38.0% compared to 37.6% in the Prior Period. The increase in the rate for the Current Period results primarily from an increase in the effective state income tax rate.

Earnings Per Share. Earnings per diluted share was $1.26 in the Current Period compared to $1.23 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operating activities in the nine months ended January 23, 2010 (“Current Period”) was $153.1 million, compared to $72.5 million in the nine months ended January 24, 2009 (“Prior Period”). The most significant factor in the difference in operating cash flow between periods is due to a financing promotion on CEREC products during the Prior Period. One financing option allowed qualified customers to defer payments for one year. Since the Company generally cannot sell a contract to one of its funding sources until the first payment is received, these contracts were not eligible to be sold in the Prior Period. In the Current Period, the Company began selling these contracts. In the Current Period, the Company sold approximately $35 million of these contracts and expects to sell an additional $40 million of the contracts generated in the Prior Period before the end of fiscal 2010.

Net cash used in investing activities in the Current Period was $45.7 million compared to $132.8 million in the Prior Period. Current Period activity is primarily related to acquisitions for which cash used was $28.2 million, including Empi Therapy Solutions, a rehabilitation equipment and supply distributor, and Global Medical and Dental, a dental equipment and supply distributor. In the Prior Period, cash used for acquisitions was $109.9 million, mostly used in the acquisition of Columbus Serum, a full service distributor of companion-pet veterinary supplies, equipment and pharmaceuticals, and of Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC, providers of 3D imaging and practice management software for specialized dental practitioners. Capital expenditures in the Current Period were $17.5 million, down from $22.8 million in the Prior Period. The Company expects full year fiscal 2010 capital expenditures to be approximately $30 million to $35 million, including the purchase of a distribution facility in the fourth quarter of fiscal 2010 that will accommodate the consolidation of several smaller distribution centers.

Net cash used in financing activities was $11.6 million in the Current Period compared to $56.4 million in the Prior Period. In the Current Period, the Company repaid $22 million on a revolving credit facility. In the Prior Period, the Company made a scheduled $130 million payment on long-term debt, which was partially offset by $63 million in borrowings on the Company’s revolving credit facility. As of January 23, 2010, there were no borrowings outstanding under a $300 million revolving credit facility that is available until November 2012. Funds provided by financing activities are generated mostly from the proceeds on the sale of shares of Company stock under various employee based programs. Similar amounts were provided by such programs in the Current and Prior Periods.

During the Current Period, foreign currencies of the Company’s Canadian and overseas operations strengthened against the U.S. Dollar, while in the Prior Period these foreign currencies weakened against the U.S. Dollar. The effect of these exchange rate changes on cash was to increase cash balances by $13.9 million in the Current Period and reduce cash balances by $29.6 million in the Prior Period.

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

In June 2009, the FASB issued guidance codified into ASC Topic No. 860, “Transfers and Servicing” (ASC 860) which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. Also in June 2009, the FASB issued guidance codified into ASC Topic No. 810, “Consolidation” (ASC 810) which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under former FASB Interpretation No. 46(R). Both ASC 860 and ASC 810 are effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact ASC 860 and ASC 810 will have on its financial condition, results of operations and cash flows.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and additional information about Level 3 activity. The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except for the disclosures relating to Level 3 activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06.

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

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 23, 2010. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 23, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 23, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company could have repurchased up to six million shares of common stock. In December 2007, the Company’s Board of Directors expanded this authorization to allow for the purchase of up to twenty five million shares of common stock. As of January 23, 2010, 5,905,430 shares remain available for purchase under the authorization, which expires on December 31, 2012.

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

Dated: March 4, 2010

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