Form 10-K
period 2010-04-24
PATTERSON COMPANIES, INC.
filed 2010-06-23
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 24, 2010

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

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on October 24, 2009, was approximately $3,040,000,000. (For purposes of this calculation all of the registrant’s officers, directors, presidents of operating units and 10% owners known to the Company are deemed affiliates of the registrant.)

As of June 21, 2010, there were 123,879,146 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 24, 2010 are incorporated by reference into Part III.

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

Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Patterson Dental Holdings, Inc., Direct Dental Supply Co., Patterson Dental Canada Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., PDC Funding Company, LLC, PDC Funding Company II, LLC, Patterson Technology Center, Inc., Patterson Office Supplies, Inc., Webster Management LP, Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Sammons Preston Canada, Inc., Tumble Forms, Inc., Midland Manufacturing Company Inc., Patterson Logistics Services, Inc., Accu-Bite, Inc., Accu-Bite Products Limited Liability Company, Williamston Industrial Center, LLC, Strategic Dental Marketing, Inc., Homecraft Rolyan Limited, Patterson Medical Ltd., Mobilis Healthcare Group Ltd., Halo Healthcare Ltd., County Footwear Ltd., Dolphin Imaging Systems, LLC, Dolphin Practice Management, LLC, Kinetec SA, Patterson Global Limited, Ausmedic Australia Pty Ltd, Metron Holdings Pty Limited, and Physio Med Services Limited.

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

Shared Services Initiative

The Company has continued to consolidate its distribution infrastructure and business systems over the past several years. With respect to the distribution infrastructure, beginning in fiscal 2005, the consolidation of facilities began with a facility in Columbia, SC that replaced the individual dental and veterinary distribution centers that were serving this region. As of April 24, 2010, there are eight facilities that serve two or three of the Company’s business units. These strategically located facilities enable the Company to realize operating efficiencies and improve customer service.

In fiscal 2008, the first shared sales branch office locations were established, enabling multiple business units to operate at one physical location. As of April 24, 2010, there are ten shared locations and the Company plans to leverage additional branch sharing between two or three business units in select markets in fiscal 2011 and beyond.

The Patterson Technology Center (“PTC”) has staff dedicated to support of the technology offerings of each of the Company’s business units. Such technology product and service offerings have expanded in recent years and will continue to be a focus of the Company. The PTC supports over 50,000 customers nationwide, with a goal to resolve any situation in one call, whether the question or concern involves hardware, software, computer networking or digital technology. In addition, the PTC provides network installation, customer training and develops customer order entry systems for the Company’s businesses.

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental is one of the two largest distributors of dental products in North America. The business has operations in the United States and Canada. Patterson Dental, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental offers its customers a broad selection of dental products including more than 90,000 stock keeping units (“SKUs”) of which approximately 4,000 are private-label products sold under the Patterson name. Patterson Dental also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Patterson Dental markets its dental products and services through more than 1,500 direct sales representatives, 269 of whom are equipment specialists.

Patterson Dental has over 130 years of experience providing quality products and services to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to approximately $2.2 billion in fiscal 2010 and profitability has increased from an operating loss in fiscal 1986 to operating income of $263.8 million in fiscal 2010.

Patterson estimates the dental supply market it serves to be approximately $6.8 billion annually and that its share of this market is approximately 32%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices and is attractive for the Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 180,000 dentists practicing in the United States. In Canada, there are approximately 19,000 licensed dentists according to the Canadian Dental Association. The average general practitioner generated approximately $713,000 in annual revenue in 2007, while the average specialty practitioner produces about $1,050,000. The Company believes that a dentist uses between 5% and 7% of annual revenue to purchase consumable supplies used in the daily operations of the practice. This translates into between $35,000 and $50,000 of supplies being purchased by the average practice each year. The Company believes the average dental practitioner purchases about 40% of their supplies from their top supplier.

Total expenditures for dental services in the United States increased from $31 billion in 1990 to $95 billion in 2008. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

•

Demographics. The U.S. population grew from 235 million in 1980 to 307 million in 2009, and is expected to reach 334 million by 2020. The median age of the population is also increasing and the Company believes that older dental patients spend more on a per capita basis for dental services.

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

•	Coverage by dental plans. An increasing number of dental services are being funded by private dental insurance. In 2009, over 55% of the U.S. population had some form of dental coverage.

Strategy

Patterson’s objective is to remain a leading national distributor of supplies, equipment and related services in the market while continuing to improve its profitability and enhance its value to customers. To achieve this objective, Patterson has adopted a strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve our own operating efficiencies, and growing through internal expansion and acquisitions.

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

Patterson meets its customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers. Equipment specialists, service technicians and technology trainers also support the Company’s value-added strategy. Equipment specialists offer consultation on office design, equipment requirements and financing. Technology trainers from the PTC provide guidance on integrating technology solutions including practice management and clinical software, digital radiography, custom hardware and networking into the dental practice. The Company’s experienced service technicians perform equipment installation, maintenance and repair services including services on products not purchased through Patterson.

Using Technology to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability to its dental supply segment since 1987 when it first introduced Remote Order Entry (REMOSM). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers four systems to the dental supply segment, eMAGINE®, REMOSM, PDXpress® and www.pattersondental.com. Customers, as well as the Company’s sales force, use these systems. Over the years, the number of orders transmitted electronically has grown steadily to approximately 70% of Patterson’s consumable dental product volume or $850 million in fiscal year 2010.

In fiscal 2002, the Company introduced its newest order entry system, eMAGINE®. eMAGINE® has become the standard platform for the sales representative and offers many new features and upgrades including: up to three years of order history for the customer’s reference, faster searches for products and reports, order tracking, instant information on monthly product specials, descriptions and photographs of popular products and an electronic custom catalog, including a printable version with scannable bar codes.

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

The goal of the Company’s Internet strategy is to distribute information and service related products over the Internet to enhance customers’ practices and to increase sales force productivity. The Company’s Internet environment includes order entry, customer-loyalty program reports and services, access to “Patterson Today” articles and manufacturers’ product information. Additionally, Patterson utilizes a tool, InfoSource, to provide real time customer and Company information to the Company’s sales force, managers and vendors via the Internet.

In addition to enhancing customer service, by offering electronic order entry systems to its customers, the Company enables its sales representatives to spend more time with existing customers and to call on additional customers.

The Company’s proprietary practice management and clinical software, EagleSoft®, is developed and maintained by the PTC. The Company believes the PTC differentiates Patterson Dental from the competition by positioning Patterson Dental as the only company providing a single-source solution for the high growth area of digital radiography. This technology, which the Company expects to be installed eventually in most dental offices, has a current market penetration of approximately 30%. Among its many specialized capabilities, the PTC provides system configuration, as well as the seamless integration of all digital operatory components with clinical software, including our EagleSoft® line. This integration creates an electronic patient database that combines the patient’s front office record with digital information from the clinical x-ray, intra-oral camera, CEREC and other digital equipment. Beginning in late fiscal 2008, the Company began offering EagleSoft practice management software for free to customers. The PTC also will network the digital x-ray system throughout the entire office and provide all required custom computer hardware for the system. In addition, the PTC provides installation and customer training, as well as a call center for troubleshooting customer problems and arranging for local service.

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

Continuing to Improve Operating Efficiencies. Patterson continues to implement programs designed to improve our operating efficiencies and allow for continued sales growth over time. These programs include a wide variety of initiatives from investing in management information systems to consolidating distribution centers. Recent initiatives include upgrading the Company’s communications architecture, developing a new technical service system, and implementation of the shared services concept.

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

An integral part of the Company’s shared services concept is the consolidation and leveraging of distribution centers between the segments of the Company, which began five years ago. As of April 2010, there are eight distribution centers that are shared between two or all three of the other operating units. In addition, the Company has begun to establish shared sales branch office locations between multiple segments. As a result of these and other efforts, the Company expects to continue to improve its operating leverage and efficiencies going forward.

Growing Through Internal Expansion and Acquisitions. The Company intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training skilled sales professionals as territory sales representatives, and acquiring other distributors in order to enter new, or more deeply penetrate existing, geographic markets and expand its customer base. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental distribution market. Over the past 20 years the Company has made a number of acquisitions, including the following:

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

Dental distribution acquisitions in Canada

•

In October 1993, Patterson Dental entered into the Canadian market with the acquisition of Healthco International, Inc.’s Canadian subsidiary, Healthco Canada, Inc. In August 1997, the Company acquired Canadian Dental Supply Ltd., which expanded the Company’s market share in the provinces of British Columbia, Alberta, Saskatchewan and Ontario. In July 2002, the Company acquired Distribution Quebec Dentaire, Inc., augmenting the Company’s market share in Quebec. In September 2008, Patterson Dental acquired Denesca, a dental distributor serving the Toronto and Montreal markets. As a combined operation known as Patterson Dental Canada Inc., this subsidiary, which the Company believes is one of the two largest full-service dental products distributors in Canada, employs approximately 550 people, 156 of whom are sales representatives.

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

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered to dental segment customers:

	2010	2009	2008
Consumable and printed products	56%	56%	56%
Equipment and software	33	34	34
Other (1)	11	10	10

Total	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

Consumable and Printed Products

Dental Supplies. Patterson offers a broad product line of consumable dental supplies such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); hand instruments; sterilization products; anesthetics; infection control products such as protective clothing, gloves and facemasks; paper, cotton and other disposable products; toothbrushes and a full line of dental accessories including instruments, burs, and diamonds. In addition to representing a wide array of branded products from numerous manufacturers, Patterson also markets its own private label line of dental supplies including anesthetics, instruments, preventive and restorative products, and cotton and paper products. The private label line is used to compliment the branded products where the customer is seeking a lower cost alternative on a product that has become commoditized in the market. Compared to most name brand supplies, the private label line provides lower prices for the Company’s customers and higher margins for the Company.

Printed Office Products. Patterson Dental provides a variety of printed office products, office filing supplies, and practice management systems to office-based healthcare providers including dental, veterinary and medical offices. Products include custom printed products, insurance and billing forms, stationery, envelopes, business cards, labels, file folders, appointment books and other stock office supply products. Products are sold through two channels:

•	The Company’s dental, veterinary and medical supply sales force

•	Direct mail catalogs distributed to over 100,000 customers several times a year

A staff of telemarketing personnel located in Champaign, Illinois supports both channels. Orders are received by telephone, through the mail or electronically from the dental, veterinary and medical distribution order processing system.

Equipment and Software

Dental Equipment. Patterson Dental is the largest supplier of dental equipment in the U.S. and Canada. It offers a wide range of dental equipment products including x-ray machines, high and low-speed handpieces, dental chairs, dental handpiece control units, diagnostic equipment, sterilizers, dental lights and compressors. The Company also distributes newer technology equipment that provides customers with the tools to improve productivity and patient satisfaction. Examples of such innovative and high productivity products include the CEREC® family of products, a chair-side restoration system; digital imaging products (including intra-oral, panoramic and 3-D or cone beam x-rays); and inter-oral cameras.

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

Hardware. Patterson Dental offers custom hardware and networking solutions required for integrating the entire dental office. This product offering is available to all of the Company’s dental customers. This initiative marked another step in Patterson’s overall strategy of providing customers with the convenience and cost-effectiveness of a virtually complete range of products and value-added services and is one of the newest components of Patterson’s single source solution for dental offices.

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

Equipment Financing. Patterson Dental provides a variety of options to fulfill its customers’ financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party. For non-equipment related needs, such as for working capital or real estate, customers are referred to a third party organization. This alternative allows the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2010, the Company originated approximately $345 million of equipment finance contracts. The Company, or its vendor partner, financed more than 40% of the equipment purchased by customers during fiscal 2010.

Since November 1998, Patterson has maintained one or more finance referral agreements with an outside finance company to provide a more extensive selection of finance opportunities to its customers. This might include financing for practice transition transactions, working capital, leasing, real estate and long-term capital. Currently this service is provided by Matsco, a division of Wells Fargo Bank N.A. There are no recourse provisions under this agreement. Patterson receives referral fees under this agreement and Matsco extends credit and services the accounts.

Patterson generally does not hold the finance contracts initiated on equipment transactions for the duration of the contract. These contracts have generally been sold to either a commercial paper conduit managed by JPMorgan Chase Bank, N.A., or to a group of banks led by U.S. Bank National Association.

Patterson created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in the commercial paper conduit. The Company transfers finance contracts to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. The limit for this agreement was increased in the fourth quarter of fiscal 2010 from $367 million to $550 million of contract purchases. There is no recourse to the Company for contracts purchased by the commercial paper conduit, but there is a holdback by the conduit equal to approximately 16% of the principal of these contracts.

A second special purpose entity, PDC Funding Company II, LLC, sold contracts through a Contract Purchase Agreement to a group of banks led by U.S. Bank. The agreement operates similarly to the Receivables Purchase Agreement described above, except that the holdback is equal to approximately 12% of the principal and the capacity was $110 million. In the fourth quarter of fiscal 2010, this agreement was amended such that no additional contracts will be sold, but the remaining contracts previously sold and outstanding under the agreement will continue to run out under the agreement.

Patterson services the customer contracts under both of the preceding arrangements for which it receives a fee that approximates its cost for providing the service.

Sales and Marketing

During fiscal 2010, Patterson Dental sold products or services to over 120,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental’s customers include dentists, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2010, and Patterson is not dependent on any single customer or geographic group of customers. The Company’s sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company’s value-added approach.

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

To assist its sales representatives, Patterson Dental publishes a variety of catalogs and fliers containing product and service information. Dental customers receive a full-line product catalog containing over 30,000 inventoried items. The catalog includes pictures of products, detailed descriptions and specifications of products and is utilized by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high demand items such as infection control products are promoted through merchandise fliers printed and distributed bi-monthly. In addition, dental equipment sold by Patterson is featured in Patterson’s tri-yearly publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson and information on equipment maintenance.

To enhance the total value it brings to its customers, Patterson Dental offers a value-added benefit program for its preferred customers. A new program, Patterson AdvantageSM, replaced the former Patterson PlusSM program effective January 2009. The Patterson Advantage program enables members to earn “Advantage Dollars” which can be applied toward future purchases of equipment and technology products. Patterson Advantage also entitles its best customers to priority technical services, automated supply management summary reports, educational materials and a variety of exclusive discount offers.

Distribution

Patterson Dental believes that responsive delivery of quality supplies and equipment is a key element to providing complete customer satisfaction. Patterson ships dental consumable supplies from eight strategically located distribution centers in the U.S. and two in Canada. Orders for consumable dental supplies can be placed by telephone or electronically 24 hours a day, seven days a week. Printed office products are shipped from the Company’s manufacturing and distribution facility in central Illinois.

All orders are routed through Patterson’s centralized computer ordering, shipping and inventory management systems, which are linked to each of the Company’s strategically located distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs fulfillment of the item from another center. Rapid and accurate order fulfillment is another principal component of the Company’s value-added approach. Patterson Dental estimates that 98% of its consumable goods orders are shipped to the customer on time, which is generally within 24 hours.

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

Sources of Supply

Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. The Company has a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2010, the Company processed approximately 70% of its invoices from dental vendors using EDI capabilities. In addition, approximately 60% of Patterson’s dental purchase order volume was conducted employing EDI. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

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

While the Company makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products sold by the Company, the concentration of business with key suppliers is considerable. The Company’s top ten supply vendors accounted for approximately 42% of the cost of dental products sold in both fiscal 2010 and 2009. Of these ten, the top two vendors accounted for 11% and 7%, and 10% and 9% of fiscal 2010 and fiscal 2009 cost of sales, respectively.

Competition

The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service and mail-order distributors. The dental supply market is extremely fragmented. In addition to Patterson and one other national, full-service firm, Sullivan-Schein Dental, a unit of Henry Schein, Inc., there are at least 15 full-service distributors that operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end users.

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

Veterinary Supply

Overview

Webster Veterinary, or “Webster,” is the leading distributor of veterinary supplies to companion-pet (dogs, cats and other common household pets) veterinary clinics in the eastern United States. Management believes Webster is the second largest distributor of companion-pet veterinary supplies nationally. In addition, through its fiscal 2005 acquisition of Milburn Distributions, Inc., Webster is the leading national equine distributor in the United States. Webster provides products used for the diagnosis, treatment and/or prevention of diseases in companion pets and equine animals. Founded in 1946 and headquartered in Massachusetts, Webster has developed a strong brand identity as a value-added, full-service distributor of a virtually complete range of consumable supplies, equipment, diagnostic supplies, biologicals (vaccines) and pharmaceuticals. Webster’s product offering, totaling more than 11,000 items, is sold by approximately 235 field sales representatives. In addition to its core business of distributing veterinary products, Webster has a significant agency commission business with a few large pharmaceutical manufacturers. Under the agency relationships, Webster typically earns a commission for soliciting orders through its sales force. In the agency relationship, Webster processes the order to the manufacturer but handles none of the product nor does Webster bill and collect from the customer. The agency commissions that Webster earns range from 3% to 10%, a portion of which is shared with the direct sales personnel. Webster’s agency commissions accounted for less than 1% of its net sales in fiscal 2010. Net sales by Webster in fiscal 2010 were $643.6 million and operating income totaled $31.6 million.

The Company estimates the market for pharmaceuticals and supplies sold to companion animal and equine veterinarians through distribution is approximately $3.0 billion on an annual basis. Based upon the estimated $3.0 billion market, the Company believes its share of this market is approximately 20%. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. There are approximately 79,000 veterinarians practicing at 27,000 animal health clinics. The vast majority, approximately 67% of veterinarians, work in private animal health clinics specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $770,000 of annual revenue. These practices purchase between $80,000 and $120,000 of supplies each year, and similar to the dental practitioner, do not maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products which are administered and dispensed by veterinarians.

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

•

Veterinary expenditures per household. The amount pet owners are willing to spend caring for their pet is increasing substantially. The American Pet Products Manufacturers Association estimates that pet owners will spend $47.7 billion in 2010 to care for the American pet population, a significant increase compared to $17 billion spent in 1994.

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

During fiscal 2008, Webster acquired New England X-Ray, Inc. and Associated Medical Supply, Inc. New England X-Ray expanded product and service offerings and Associated Medical Supply, Inc. strengthened Webster’s competitive position in the southwestern U.S.

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

In April 2010, the Company made a minority equity investment of 33.3% in VetSource, a leading North American provider of integrated specialty pharmacy distribution, including home delivery capabilities.

Emphasizing Value-Added, Full-Service Capabilities. Webster believes that veterinary customers value full service and responsive delivery of product, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services, and generally a superior sales representative can create a special relationship with the practitioner by providing an informational link to the overall industry. Webster’s knowledgeable sales representatives assist customers in the selection and purchasing of supplies. Most veterinarians are independent, or small unit based, practitioners who are unable to store and manage large volumes of supplies in their offices. Webster meets its customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from strategically located distribution centers.

Continuing to Improve Operating Efficiencies. Webster continuously pursues opportunities to lower costs and improve efficiencies. As of April 2010, Webster shares seven distribution facilities with one or both of the other operating units. In addition, a customer system that can be used by multiple business segments but maintains the same look and feel of the eMAGINE® system has been fully deployed within the unit. The system provides customer support staff with integrated customer information on one screen.

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

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered to veterinary segment customers:

	2010	2009	2008
Consumable and printed products	94%	94%	92%
Equipment and software	5	5	7
Other	1	1	1

Total	100%	100%	100%

Consumable and Printed Products

Webster offers its customers a broad selection of veterinary supply products including consumable supplies, pharmaceuticals, diagnostics, and biologicals. Consumable supplies distributed by Webster include lab supplies, various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products. Webster’s pharmaceutical products include anesthetics, antibiotics, injectibles, ointments and nutraceuticals. The diagnostics product category includes on-site testing products for heartworm, FIV, FELV and Parvo- virus. Biological products are comprised of vaccines and injectibles. Many of the office supply products sold by Patterson Office Products are also offered to the veterinary supply market.

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

Other

Other products and services include commissions earned on agency sales, equipment repair revenues, software maintenance contract revenue and freight recovery on shipments to customers.

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

To assist its sales representatives, Webster publishes a catalog, which contains approximately 11,000 SKUs. This catalog includes detailed descriptions and specifications of products and is utilized by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high demand items are promoted through merchandise fliers printed and distributed monthly.

Webster’s website was built upon the proven technology of the Patterson Dental website and the site allows customers the ability to order items 24 hours a day, seven days a week. The website also incorporates value-added functions that permit customers to check their invoice, payment and credit history, build a “shopping list” of frequently purchased items and track their order status.

Distribution

As of April 24, 2010, veterinary products were stocked and shipped out of twelve distribution centers. The distribution of veterinary products is complemented by telesales representatives who are responsible for processing approximately 70% of customer orders in this segment. In order to meet the rapid delivery requirements of customers, most consumable products are delivered within 24 hours. Webster estimates that approximately 97% of its consumable orders are delivered to the customer on time.

Sources of Supply

Webster obtains products from nearly 575 vendors. While Webster makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products, the concentration of business with key suppliers is considerable. In fiscal 2010 and 2009, Webster’s top 10 veterinary supply manufacturers comprised 66% and 65%, respectively, and the single largest supplier comprised 14% and 15%, respectively, of the total cost of veterinary supply sales.

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

Rehabilitation Supply

Overview

Patterson Medical is headquartered in Bolingbrook, Illinois, and is the world’s leading distributor of rehabilitation medical supplies and non-wheelchair assistive products. Patterson Medical believes it offers the most comprehensive range of distributed and self-manufactured rehabilitation products to health care professionals globally. Its mission is to provide health care professionals and their patients with access to products that improve peoples’ lives by helping them to attain their highest achievable level of independence, safety and comfort. Patterson Medical operates as Sammons Preston and Medco Sports Medicine in North America and Homecraft in international markets.

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

Patterson Medical is highly diversified with no single product, customer or purchasing group representing a significant percentage of total revenue. In addition, given the relatively small average size (approximately $225), Patterson Medical’s products often do not represent a major expense category for its customers.

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

Patterson Medical believes the rehabilitation medical supplies and assistive products industry is approximately $5.6 billion worldwide and is expected to grow faster than the overall economy over the next several years. Industry growth is driven by strong growth in the physical and occupational therapy markets and favorable demographic trends associated with the aging of the baby-boom generation. Patterson Medical does not compete in motorized wheelchairs or scooters, a market estimated to be a combined $2.2 billion worldwide. Therefore, Patterson Medical’s addressable market (defined as the collective market for products sold by Patterson Medical) is approximately $3.4 billion worldwide. Patterson Medical believes that it has an industry leading market share of approximately 10% in a highly fragmented rehabilitation and assistive products market.

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

The U.S. Census Bureau has projected the 85 and older population in the U.S. to increase significantly, from less than 6 million in 2010 to 14 million by 2040 and 19 million by 2050. The 65 to 84 year old population is expected to more than double between 2010 and 2040. Current trends indicate that these age groups represent the majority of home and community-based health care patients.

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

•

Increasing Number of PTs and OTs, Patterson Medical’s Primary User Groups. According to the U.S. Department of Labor Occupational Outlook Handbook, there were approximately 185,000 PTs and 104,000 OTs in the U.S. in 2008. Approximately 60 percent of PTs were employed in either hospitals or offices of physical therapists. The remaining 40 percent of PTs was employed in home health agencies, outpatient rehabilitation clinics, physician offices and nursing homes. The majority of OTs work in hospitals, including many in rehabilitation and psychiatric hospitals. The remaining OTs work in outpatient occupational therapy offices and clinics, schools, home health agencies, nursing homes, community mental health centers, adult day care programs, job training services and residential care facilities. The demand for PTs and OTs is expected to remain strong largely driven by the (i) increase in the number of individuals with disabilities or limited function requiring therapy services; (ii) rapidly growing elderly population which is particularly vulnerable to chronic and debilitating conditions that require therapeutic services; (iii) baby-boom generation which is entering the prime age for heart attacks and strokes, increasing the demand for cardiac and physical rehabilitation; (iv) advances in medical technology which permit treatment of more disabling conditions; and (v) widespread interest in health promotion.

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

Homecraft’s central sales and marketing strategy is to provide a “one-stop shop” proposition to hospitals, local government and trade customers throughout the U.K. Customers are reached through a combination of mail order, a 23 person sales force, telemarketing and in-market promotional and exhibition activity.

In April 2009, Homecraft acquired Mobilis Healthcare, further increasing Homecraft’s presence in the U.K. While Homecraft has historically been focused on occupational therapy, Mobilis has a strong position in the physical therapy market.

Kinetec consists of two operations, the manufacturing and distribution of Continuous Passive Motions machines (“CPMs”) for sale on a worldwide basis and the sale and distribution of Sammons Preston Rolyan and Homecraft products in France. Products are marketed to customers through product brochures, mailings, tele-marketing and a sales force that covers the French rehabilitation market.

Strategy

Patterson Medical’s objective is to be the customers’ first choice for rehabilitation medical supplies and non-wheelchair assistive products in each of its chosen markets. It intends to continue its growth through internal expansion and acquisitions in both rehabilitation and related products.

Emphasizing Value-Added, Full-Service Capabilities. Patterson Medical currently offers their customer a “one-stop shop” for products through their industry leading catalog with over 20,000 items, focused primarily on physical and occupational therapy products. Patterson Medical adds new products each year to its ever-expanding catalog and is committed to doing so long-term. Consistent with Patterson Medical’s current product offering, some of these new products are branded, exclusive or self-manufactured.

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

Improving Operating Efficiencies. Patterson Medical’s proprietary products, which consist of self-manufactured products, products manufactured for Patterson Medical and products sold through exclusive distribution arrangements represent approximately 25% of total revenues. Over the past four years, Patterson Medical made investments in new sales and marketing programs as a part of its accelerated adoption of Patterson’s value-added strategy, including the expansion of its sales force and the establishment of a branch office structure. The Company believes these investments will result in additional sales and operating efficiencies into the future.

As of April 2010, the unit is distributing products from four shared distribution facilities that distribute products for two or all three Patterson operating units. In addition, the first shared branch office location was created late in fiscal 2007 in Northern California. This shared branch location includes both dental and rehabilitation segment personnel, while allowing the two units to share in certain common expenses. As of April 2010, Patterson Medical now shares six branch facilities.

Growing Through Internal Expansion and Acquisitions. Patterson Medical believes it is well positioned to expand in its core markets. Patterson Medical’s market presence, clinical understanding and close customer relationships allow it to anticipate and flexibly respond to the diverse needs of its customers. Patterson Medical believes its market knowledge, strong vendor relationships and manufacturing capabilities will continue to drive the delivery of value-added solutions through the continual enrichment of its product mix. Additionally, Patterson Medical believes its broad portfolio of national accounts and commitment to expand its sales force will enhance Patterson Medical’s growth and penetration within its current and new customer base.

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

In May 2004, Patterson Medical acquired the assets of Medco Supply Company, Inc., or “Medco,” from NCH Corporation. With sales of approximately $60 million, Medco is one of the nation’s leading sports medicine distributors and is based in Buffalo, New York. In addition to its sports medicine business, it sells first aid, safety and medical consumable products to commercial and institutional customers, as well as consumable supplies and equipment to podiatrists. The complete product offering includes approximately 10,000 SKUs that are sold through direct mail catalogs and 14 territory sales people. Medco markets to athletic trainers, schools and school nurses, daycare providers and healthcare professionals including podiatrists, chiropractors and physical therapists.

Over the past three years, Patterson Medical has opened fourteen branch offices through acquisitions and internal start-ups in desirable locations throughout the U.S. In November 2007, Patterson Medical acquired PTOS software, a leading line of practice management software for physical therapists.

In April 2009, Patterson Medical acquired Mobilis Healthcare, a U.K.-based business with sales of $28 million. Mobilis serves 12,000 customers in the U.K. and France and owns several leading brands that are sold into its primary markets.

Empi Therapy Solutions, a rehabilitation supply and equipment distributor with sales of approximately $30 million, was purchased in June 2009.

Products and Services

The following table sets forth the percentage of total sales represented by the principal categories of products and services offered to rehabilitation segment customers:

	2010	2009	2008
Consumables	71%	69%	70%
Equipment and software	24	25	25
Other	5	6	5

Total	100%	100%	100%

Consumables

Patterson Medical offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living—dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods / Splints—braces, splints and orthotics for protecting, supporting and positioning

•	Clinical—products that assist in the examination and treatment of patients, such as exercise bands, putty, weights, balls and mats

•	Mobility—walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

•

Pediatric Seating and Positioning—rolls, wedges, specialty seating and standers, and mobility assistance products for special needs children. This category also includes sensory motor stimulation products such as toys, crafts and devices to assist with balance.

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

Other

Other products and services include equipment repair revenues, software maintenance contract revenue and freight recovery on shipments to customers.

Sales and Marketing

Its customers generally know Patterson Medical as Sammons Preston in the U.S. and Canada, and Homecraft in the remainder of the world. The Sammons Preston and Homecraft business models, which Patterson Medical employs in the U.S., Canada and the U.K., have successfully driven revenue growth and profitability.

A core element of Sammons Preston’s strategy is to maintain the most comprehensive single catalog of rehabilitation products and supplies. The catalog, published for over 50 years, is considered the gold standard of the industry and features the most comprehensive product offering with longstanding industry leading positions and recognized brand names. The product management group works closely with customers, suppliers and the sales force to evaluate new products for inclusion in Sammons Preston’s product offering. Sammons Preston adds approximately 2,000 new products to the catalog each year.

Patterson Medical has an experienced sales force, national account contracts with major customer groups, unmatched customer service within the industry and the proven ability to introduce new products each year, allowing Patterson Medical to compete across the entire spectrum of the rehabilitation medical supplies and non-wheelchair assistive products industry.

A key priority has been the expansion of the field sales force, which has grown by more than 75 sales representatives since late in fiscal 2006 and now totals more than 230 worldwide. New sales representatives are generally hired from the ranks of physical and occupational therapists, manufacturer representatives and others with extensive industry knowledge.

Patterson Medical began developing a branch office structure in fiscal 2007 through a combination of internal start-ups and dealer/distributor acquisitions. Similar to a dental branch, these offices have a showroom, commissioned sales staff and service department that provides equipment installation, repair and warranty service for equipment manufacturers. As of April 2010, fourteen branches had been established.

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

To enhance the total value it brings to its customers, Patterson Medical created a value-added benefit program for its preferred customers. The PattersonPlussm program entitles its best customers to discount pricing and cash rebates, priority service scheduling, supply management summary reports and continuing education course discounts.

Distribution

Patterson Medical’s distribution process centers on its ability to fill small unit size and small dollar amount orders. In the U.S., over 6,000 packages ship daily from five locations. A majority of products are shipped out of an eastern Pennsylvania distribution center that is shared between all three Patterson operating units. Patterson Medical moved into this facility during fiscal 2007, at which time an existing distribution center located in Bolingbrook, IL was closed. In fiscal 2009, Patterson Medical moved into a Dinuba, California distribution center that carries a full line of rehabilitation products. Certain high volume product is distributed from other multi-segment facilities within the Patterson Logistics distribution network. Approximately 95% of the packages in the U.S. ship via UPS.

Patterson Medical’s call center operates from 7am – 7pm Monday through Friday, processing in excess of 2,600 calls per day. In addition, the customer can order 24 hours a day through Patterson Medical’s Internet websites. The combination of in-house staff and web ordering options provide customers with 24 hours a day, seven days a week ordering capabilities. Approximately 34% of customer orders are through the web or EDI, which has decreased call center activity, allowing us to provide more personalized service to our customers.

Sources of Supply

Among Patterson Medical’s core strengths is its ability to obtain premier products from vendors. Patterson Medical purchases its products from over 2,000 suppliers and manufacturers. Although no single supplier accounted for more than 5% of Patterson Medical’s total purchases in fiscal 2010, Patterson Medical frequently is the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through Sammons Preston and Homecraft positively due to reputation, longstanding industry leading position, comprehensive catalogs, national account contracts, sales force presence and distribution capabilities. Patterson Medical continually works at strengthening its supplier relationships through the introduction of supplier programs.

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

For further information on each of the Company’s three operating segments, and operations by geographic area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this document and Note 12 to the Consolidated Financial Statements.

Patterson Companies, Inc.

Trademarks

Patterson has registered with the United States Patent and Trademark Office the trademarks “Patterson®,” “PDXpress®,” “EagleSoft® ” and “eMAGINE®.” With the addition of Patterson Medical, the Company acquired the marks Sammons, Preston, Roylan, Homecraft and numerous other tradenames and trademarks. The Company believes that these trademarks are well recognized within their respective industries, and are therefore valuable assets of the Company.

Employees

As of April 24, 2010, the Company had approximately 6,890 employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson’s employees are subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

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

Information relating to corporate governance at Patterson, including our Principles of Business Conduct and Code of Ethics, and information concerning our executive officers, directors and Board committees, and transactions in Patterson securities by directors and officers, is available on or through our website www.pattersoncompanies.com in the Investor Relations section.

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

Executive Officers of the Registrant

Set forth below is the name, age and position of the executive officers of the Company as of June 23, 2010.

Scott P. Anderson	43	President and Chief Executive Officer—Patterson Companies, Inc.

Peter L. Frechette	72	Chairman of the Board—Patterson Companies, Inc.

R. Stephen Armstrong	59	Executive Vice President, Chief Financial Officer and Treasurer—Patterson Companies, Inc.

Jerome E. Thygesen	52	Vice President, Human Resources—Patterson Companies, Inc.

Paul A. Guggenheim	50	President—Patterson Dental Supply, Inc.

George L. Henriques	49	President—Webster Veterinary Supply, Inc.

David P. Sproat	43	President—Patterson Medical Products, Inc.

The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

Background of Executive Officers

Scott P. Anderson became the Company’s Chief Executive Officer in April 2010 and was elected to the Board of Directors in June 2010. Mr. Anderson had held the position of President of the Company’s subsidiary Patterson Dental Supply, Inc., since June 2006 and previously held the positions of Vice President, Sales and Vice President, Marketing of Patterson Dental Supply, Inc. Mr. Anderson joined Patterson in 1993 and currently serves on the board of directors of the Dental Trade Alliance, the trade association of dental manufacturers, distributors and laboratories.

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

Paul A. Guggenheim became President of Patterson Dental Supply, Inc. in April 2010. Mr. Guggenheim previously was the southwest region manager of Patterson Dental. Mr. Guggenheim joined Patterson in 2000 following its acquisition of Guggenheim Brothers Dental Supply. Mr. Guggenheim has worked in the dental industry for over 25 years and is former chairman of the American Dental Trade Association (now the Dental Trade Alliance.) He also is past president of the Dental Dealers of America and former chairman of the American Dental Cooperative.

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

Our competitors include numerous manufacturers and distributors. Some of our competitors may have different resources than we do, which could allow them to compete more successfully. Many of our products are available from several sources and our customers tend to have relationships with several different distributors.

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

Interruptions with our vendors could adversely affect our operating results.

We are dependent on our vendors to supply products. If a vendor is unable to deliver product in a timely and efficient manner, whether due to financial difficulties or other reasons, we could experience lost sales. In addition, a portion of our products are sourced, directly or indirectly, from outside the United States. Political or financial instability, increased tariffs, restrictions on trade, currency exchange rates, labor unrest, outbreak of pandemics or other events could slow distribution activities and affect foreign trade beyond our control and adversely affect our results of operations.

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

We are subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of products we distribute, claims relating to intellectual property matters, and claims involving employment matters. We also may be subject to securities litigation, although we have no reason to believe that any cause for such action exists today.

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

Our balance sheet includes some variable rate long-term debt and certain non-current assets that are sensitive to movements in short-term interest rates. The variable rates are comprised of LIBOR plus a spread and reset on certain dates, as prescribed by the respective agreements. In addition, our balance sheet includes fixed rate long-term debt, whose fair value could be adversely affected by movements in interest rates. We finance purchases by our customers using finance contracts that are issued at fixed interest rates, and sell these contracts under various funding arrangements that are priced using variable interest rates. Our results of operations could be adversely affected if there are sudden and dramatic changes in the interest rates within the markets.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year that remain unresolved.

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

As of April 24, 2010, PLSI operates 16 distribution centers totaling approximately 1,150,000 square feet of distribution space as follows:

•	2 dental distribution centers located in Indiana and Hawaii.

•

5 veterinary distribution centers. Sales and administrative personnel for the veterinary segment generally share space with PLSI in these distribution facilities, which are located in Alabama, Colorado, Indiana and Texas.

•	1 rehabilitation distribution center in New York State.

•	1 distribution center located in Texas, which stocks and distributes both dental and rehabilitation product.

•	4 distribution centers which stock and distribute dental and veterinary products, located in Iowa, Illinois, South Carolina and Washington state; and,

•

3 distribution centers located in California, Florida and Pennsylvania which distribute product for all three of the business units. These locations replaced nearby distribution centers which distributed product of just one of the business units.

Approximately 85% of the PLSI distribution center space is owned.

Patterson Technology Center

The Patterson Technology Center leases a 45,000 square foot building in Illinois. The Company plans to build a state-of-the-art 100,000 square foot facility near the current location beginning in fiscal 2011. The construction is expected to be completed in fiscal 2012 and will replace the current facility.

Dental Supply

In addition to the locations operated by PLSI, Patterson Dental utilizes an owned location in Illinois to manufacture and ship printed office products. The dental sales operations in Canada are supported by distribution centers located in Quebec and Alberta, Canada.

The dental supply segment is headquartered in the Company’s principal executive offices, which is an owned facility. This segment also maintains sales and administrative offices inside the United States at approximately 90 locations in over 40 states and at 10 locations in Canada. The majority of these locations are leased.

Veterinary Supply

Headquartered in Massachusetts, Webster Veterinary’s sales and administrative personnel generally reside within the PLSI distribution centers locations and branch locations shared with the dental supply segment.

Rehabilitation Supply

Patterson Medical is headquartered in Bolingbrook, Illinois. Distribution of product in North America is generally performed at PLSI-operated locations. Domestically, the rehabilitation supply segment maintains manufacturing facilities in Wisconsin, New York and South Carolina. Fourteen branch office locations include six that are shared with the dental supply segment.

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

As of April 24 2010, the Company had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to the Company’s financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2010.

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

	High	Low
Fiscal 2010
First Quarter	$24.16	$19.55
Second Quarter	$28.34	$23.84
Third Quarter	$30.94	$24.37
Fourth Quarter	$32.84	$28.06

	High	Low
Fiscal 2009
First Quarter	$36.80	$28.63
Second Quarter	$33.85	$20.64
Third Quarter	$26.22	$15.75
Fourth Quarter	$21.70	$16.08

On June 21, 2010, the number of holders of record of common stock was 2,699. The transfer agent for the Company’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

The Company had not paid any cash dividends on its common stock since its initial public offering in 1992 until the fourth quarter of fiscal 2010, at which time a $0.10 per share cash dividend was paid. The Company expects to continue to pay a quarterly cash dividend for the foreseeable future; however, payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to six million shares of common stock in open market transactions. In December 2007, the Company’s Board of Directors expanded this program to allow for the purchase of up to twenty five million shares of common stock in open market transactions. As of April 24, 2010, 5,905,430 shares remain available under the repurchase authorization, which expires on December 31, 2012.

The Company did not repurchase shares of common stock during the fourth quarter of fiscal 2010 ended April 24, 2010.

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 29, 2005, the last trading day before the beginning of our 2006 fiscal year, through the end of fiscal 2010 with the cumulative return of the same time period on the same amount invested in the S&P 500 Index and a Peer Group Index, consisting of 8 companies (including our company) based on the same Standard Industrial Classification Code.* The chart below the graph sets forth the actual numbers depicted on the graph.

	Fiscal Year Ending
Company/Index/Market	4/30/2005	4/29/2006	4/28/2007	4/26/2008	4/25/2009	4/24/2010
Patterson Companies, Inc.	$100.00	$64.45	$71.77	$66.29	$39.37	$65.05
S&P 500 Index	$100.00	$115.42	$134.05	$127.89	$81.37	$116.77
Medical & Hospital Equipment	$100.00	$92.94	$104.06	$105.57	$73.97	$107.20

*	The current composition of SIC Code 5047—Medical & Hospital Equipment—is as follows:

Abaxis, Inc., Alpha Pro Tech, Ltd., ALR Technologies, Inc., American Medical Alert, Animal Health International, Inc., China Yibai United Guarantee International Holding, Inc., Chindex International, Inc., Cintas Corporation, CompuMed, Inc., Cryolife, Five Star Quality Care, Inc., Henry Schein, Inc., Hill-Rom Holdings, Inc., Hybrid Energy Holdings, Inc, McKesson, Inc., Merit Medical Systems, Molecular Imaging Corporation, MWI Veterinary Supply, Inc., Nano Mask Inc, NOVT Corporation, Otter Tail Corporation, Owens & Minor, Inc., Patterson Companies, Inc., Pressure BioSciences, Inc., Pro-Dex, Inc., PSS World Medical, Inc., Pure Bioscience, Scivanta Medical Corporation, Shandong Zhouyuan Seed and Nursery Co., Ltd., Spectranetics Corporation, Trinity3 Corporation, Valesc Holdings, Inc., Varian Medical Systems, Inc., Vision-Sciences, Young Innovations, Inc.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	April 24, 2010	April 25, 2009	April 26, 2008	April 28, 2007	April 29, 2006
Statement of Operations Data:
Net sales	$3,237,376	$3,094,227	$2,998,729	$2,798,398	$2,615,123
Cost of sales	2,147,975	2,050,703	1,967,004	1,829,526	1,700,694

Gross margin	1,089,401	1,043,524	1,031,725	968,872	914,429
Operating expenses	734,110	697,298	672,522	633,182	591,417

Operating income	355,291	346,226	359,203	335,690	323,012
Other income – net	(16,250)	(26,575)	(1,775)	(6,082)	(6,039)

Income before income taxes	339,041	319,651	357,428	329,608	316,973
Income taxes	126,787	120,016	132,570	121,272	118,548

Net Income	$212,254	$199,635	$224,858	$208,336	$198,425

Diluted earnings per share	$1.78	$1.69	$1.69	$1.51	$1.43

Weighted average shares and potentially dilutive shares outstanding	119,202	118,355	132,910	137,769	139,234

Dividends per common share	$0.10	—	—	—	—

Balance Sheet Data:
Working capital	$785,407	$603,295	$518,974	$509,021	$437,727
Total assets	2,422,969	2,133,620	2,076,373	1,940,320	1,911,718
Total debt	525,000	547,000	655,034	180,024	300,041
Stockholders’ equity	1,441,511	1,186,320	1,004,787	1,379,214	1,242,521

(1)	See the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s fiscal 2010 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes. The following background is essential to more fully understand the Company’s financial information.

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

Operating margins of the veterinary business are considerably lower than the dental and rehabilitation supply businesses. While operating expenses run at a lower rate in the veterinary business, its gross margin is substantially lower. Over the past three years, the veterinary business has grown at a faster rate than the other two businesses, resulting in dilution of the consolidated operating margin.

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

The Company operates with a 52-53 week accounting convention with its fiscal year ending on the last Saturday in April. The fiscal years ending in 2010, 2009 and 2008 were all comprised of 52 weeks. In fiscal 2011, the Company will report 53 weeks of operations.

During fiscal 2008, the Company executed a series of transactions that effectively changed our capital structure, lowering our weighted average cost of capital by almost 100 basis points, and positioned the Company to increase returns to our shareholders. First, the Company repurchased approximately 18 million shares of its common stock on the open market and through an accelerated share repurchase agreement for approximately $636 million. A portion of the funding for the share repurchases came from debt issued in the fourth quarter of fiscal 2008, consisting of fixed-rate private placement notes totaling $450 million and a variable-rate term loan of $75 million. In the fourth quarter of fiscal 2010, the Company initiated a quarterly cash dividend of $0.10 per share. The Company currently expects to continue paying a quarterly cash dividend into the foreseeable future.

Results of Operations

The following table summarizes the consolidated results of operations over the past three fiscal years as a percent of sales:

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.3%	66.3%	65.6%

Gross margin	33.7%	33.7%	34.4%
Operating expenses	22.7%	22.5%	22.4%

Operating income	11.0%	11.2%	12.0%
Other income, net	0.3%	0.1%	0.3%
Interest expense	0.8%	1.0%	0.4%

Income before taxes	10.5%	10.3%	11.9%
Income taxes	3.9%	3.9%	4.4%

Net income	6.6%	6.5%	7.5%

Fiscal 2010 Compared to Fiscal 2009

Net Sales. Fiscal 2010 consolidated sales were $3,237.4 million, an increase of 4.6% compared to $3,094.2 million in fiscal 2009. Acquisitions contributed 4.1% to sales growth, resulting mostly from acquisitions by the veterinary and rehabilitation units. Fluctuations in foreign currency translation rates contributed 0.4% to sales growth. During both fiscal 2010 and 2009, sales at each of our business units were adversely affected by the recession and slow economic recovery. The Company believes the weakness in the general economy will continue to affect our performance in fiscal 2011.

Sales of our consolidated dental supply unit were $2,167.5 million, a decrease of 0.3% from $2,174.4 million in fiscal 2009. Fluctuations in foreign currency rates related to our dental operations in Canada and the contribution from acquisitions had a favorable impact on fiscal 2010 sales of 0.6% and 0.7%, respectively. Sales of dental consumable supplies decreased 0.2% to $1,214.8 million. Beginning late in the first half of fiscal 2009 and continuing throughout fiscal 2010, the sales of consumables have been affected by reduced discretionary spending and high levels of unemployment resulting from the general economic conditions, particularly in the United States.

Dental equipment sales declined 3.0% in fiscal 2010 to $709.5 million. We believe the weak economy has caused many dental practitioners to focus their investment dollars on equipment with rapid and high rates of return. Sales of basic equipment were 7.5% lower in fiscal 2010, while sales of CEREC® 3D dental restorative systems rose 15.7%. Within the basic equipment category, certain technology products with rapid rates of return such as digital imaging systems (sensors, panoramic and cone beam units) outperformed core equipment such as chairs, power units and cabinetry.

Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, grew 7.7% in fiscal 2010.

Sales of Webster Veterinary grew 16.9% to $643.6 million. Acquisitions, primarily the Columbus Serum Company (“Columbus”) acquired in October 2008, contributed 11.5% of the sales growth. Internally generated sales rose 5.4%.

Patterson Medical sales of $426.3 million were 15.5% higher than fiscal 2009. Acquisitions, primarily those of Mobilis Healthcare Group (“Mobilis”) late in fiscal 2009 and Empi Therapy Solutions (“Empi”) in June 2009, contributed 13.4% of the sales growth. Internally generated sales growth, which excludes the contribution of acquisitions and a 0.3% negative impact related to foreign currency translation rates, was 2.4% in fiscal 2010.

Gross Margin. Consolidated gross margin was 33.7% in both fiscal 2010 and fiscal 2009.

The Dental segment’s gross margin improved 40 basis points to 36.8% in fiscal 2010, largely due to product mix. Core equipment such as chairs, units and lights, generally have a lower gross margin than newer, technology related equipment.

Gross margin of the Veterinary unit was unchanged at 19.5%.

Patterson Medical’s gross margin declined 30 basis points due primarily to the Mobilis and Empi acquisitions which carry lower gross margins than Patterson Medical’s historical business. As the Company continues to integrate these acquisitions, it believes that this margin erosion will be recovered.

Operating Expenses. The consolidated operating expense ratio in fiscal 2010 was 22.7%, or 20 basis points higher than fiscal 2009. In the second half of fiscal 2009 and continuing throughout fiscal 2010, the Company took steps involving a range of cost control initiatives including a hiring freeze except in the area of sales representatives, a wage freeze and restrictions on travel and other more discretionary expenses. In the first quarter of fiscal 2010, the Company enacted company-wide salary reductions. While these measures have slowed expense growth, their impact was lessened by acquisition-related expenses, including amortization expense, and higher levels of incentive compensation based on achievement of operating targets for the current year.

The Dental unit’s operating expense ratio increased 40 basis points, reflecting increased fixed costs on lower sales volume and expense related to acquisitions completed over the past two years.

The ratio of the Veterinary unit’s operating expenses as a percent of sales improved 10 basis points, primarily due to leverage on higher sales.

Patterson Medical’s operating expense ratio increased 70 in fiscal 2010 due primarily to the cost structure of recent acquisitions.

Operating Income. Operating income was $355.3 million in fiscal 2010, or 2.6% higher compared to $346.2 million in fiscal 2009. Operating margin was 11.0% and 11.2% in fiscal years 2010 and 2009, respectively, as increases in semi-variable and fixed costs outpaced revenue growth causing the de-leveraging of the expense structure.

Interest Expense. Interest expense was $25.7 million in fiscal 2010 compared to $30.1 million in fiscal 2009. The $4.4 million decrease in interest expense is due primarily to $130 million of scheduled debt payments made in November 2008.

Other Income, net. Other income, net of other expenses, was $9.4 million in fiscal 2010 compared to $3.6 million in fiscal 2009. Interest income increased $3.1 million due primarily to higher levels of finance contracts held during fiscal 2010. Besides higher interest income, other income was $0.9 million, a change of $2.7 million from the loss of $1.8 million in fiscal 2009, due primarily to fluctuations in foreign currency rates.

Income Taxes. The effective income tax rate was 37.4% in fiscal 2010 as compared to 37.5% in fiscal 2009.

Net Income and Earnings Per Share. Net income increased 6.3% to $212.3 million in fiscal 2010 due to increases in operating income and other income, net as discussed above. Earnings per diluted share and dilutive shares outstanding were $1.78 and 119.2, respectively, in fiscal 2010 and $1.69 and 118.4 million, respectively, in fiscal 2009.

Fiscal 2009 Compared to Fiscal 2008

Net Sales. Consolidated sales in fiscal 2009 were $3,094.2 million, an increase of 3.2% compared to $2,998.7 million in fiscal 2008. Acquisitions contributed 3.8% to sales growth, resulting primarily from an acquisition by the veterinary unit. Fluctuations in foreign currency translation rates reduced sales by 1.1%. During the final three quarters of fiscal 2009, sales at each of our business units were adversely affected by the economic recession.

Sales of our consolidated dental supply unit declined to $2,174.4 million, a decrease of 0.3% compared to $2,181.3 million in fiscal 2008. Acquisitions had a positive impact on sales of 0.9%, while fluctuations in foreign currency rates related to our dental operations in Canada reduced sales by 1.0%. Sales of dental consumable supplies of $1,217.2 million were virtually unchanged from fiscal 2008. In the first half of fiscal 2009, an economy related trend of patients deferring higher-level and discretionary services began and continued throughout the year.

Dental equipment sales declined 1.7% in fiscal 2009, including a 2.0% decrease in basic equipment. Sales of CEREC® 3D dental restorative systems were 0.7% lower in fiscal 2009, but did grow 5.7% in the second half of fiscal 2009. CEREC system sales in the second half of the year benefitted from promotional financing arrangements which were made available to qualified customers, as well the January 2009 introduction of a new digital image acquisition unit by the manufacturer, Sirona Dental Systems, that provides significantly greater ease of use and imaging precision.

Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, grew 3.2% in fiscal 2009.

Webster Veterinary fiscal 2009 sales of $550.6 million increased 23.3% from $446.4 million in fiscal 2008. Acquisitions, primarily Columbus, contributed 19.7% of the sales growth. During the second half of the year, veterinary clinics were negatively affected by the contracted economy.

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

Patterson Medical’s gross margin improved 40 basis points in fiscal 2009, due mostly to better freight management and product pricing.

Operating Expenses. The consolidated operating expense ratio in fiscal 2009 was 22.5%, or 10 basis points higher than fiscal 2008. Beginning the third quarter of fiscal 2009, the Company began taking steps comprising a range of cost control initiatives including a hiring freeze except in the area of sales representatives, a wage freeze and restrictions on travel.

Operating expenses as a percent of sales at the Dental unit increased 70 basis points, reflecting lost leverage on lower than planned sales.

The Veterinary unit’s operating expense ratio improved 30 basis points due primarily to the Columbus business, which had a somewhat lower operating expense ratio as compared to that of the historical Veterinary unit’s operations.

Patterson Medical’s operating expense ratio improved 50 basis points in fiscal 2009 compared to 2008. In addition to the impact of expense control initiatives, the impact of added infrastructure expense at the branch locations that were added over the past three years has dissipated as the locations have become more established.

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

Other Income, net. Other income, net of other expenses, was $3.6 million compared to $11.0 million in fiscal 2008. Interest income decreased $4.3 million due primarily to a decline in interest rates on cash and cash equivalents. Besides lower interest income, other loss, net was $1.8 million in fiscal 2009, compared to a gain of $1.3 million in fiscal 2008, due primarily to fluctuations in foreign currency rates.

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

Liquidity and Capital Resources

Patterson’s operating cash flow has been the Company’s principal source of liquidity in the last three fiscal years. The issuance of $525 million of debt in March 2008 was used primarily to repurchase shares of the Company’s common stock. During fiscal 2009 and in early fiscal 2010, the Company used its revolving credit facility periodically as a source of liquidity in addition to operating cash flow.

Operating activities generated cash of $265.5 million in fiscal 2010, compared with $124.0 million in fiscal 2009, and $265.4 million in fiscal 2008. In the second half of fiscal 2009, the Company invested in a financing program to support marketing efforts directed at the CEREC product line. At the end of fiscal 2009, this promotion, which ended at the close of fiscal 2009, had generated approximately $98 million of finance contracts that the Company could not immediately sell to our funding sources due to certain requirements in those funding arrangements. In fiscal 2010, the Company invested in similar financing programs, but to a lesser degree. As of April 24, 2010, the Company held approximately $63 million of finance contracts that are expected to be fully liquidated in fiscal 2011.

Capital expenditures were $29.8, $32.3 and $36.0 million in fiscal years 2010, 2009 and 2008, respectively. Significant expenditures in these years included the expansion of existing distribution facilities to accommodate multiple business units, the expansion of our general office building and continuing investments in information systems. In addition, late in fiscal 2010 the Company purchased a building in Indiana which will be built-out during fiscal 2011 and will serve as a distribution facility used by all three business units. It is intended that this facility will replace several smaller distribution facilities.

The Company expects to invest approximately $35 to $40 million in capital expenditures during fiscal 2011, including the build-out of the Indiana distribution facility discussed above and the construction of a new, one hundred thousand square foot, state-of-the-art technology center that will replace our smaller current technology center.

Cash used for acquisitions and equity investments totaled $53.7 million in fiscal 2010 compared to cash used for acquisitions of $124.8 million in fiscal 2009 and $22.7 million in fiscal 2008. The acquisition of Empi Therapy Solutions and investment in VetSource accounted for the majority of the cash used in fiscal 2010. The acquisitions of Columbus, Dolphin, and Mobilis accounted for the majority of the cash used in 2009.

In fiscal 2010, the Company fully paid the $22 million that was outstanding under a revolving credit facility at the end of fiscal 2009. A maximum of $300 million is available under this facility which expires in fiscal 2013. Payments on long-term debt in fiscal 2009 were $130 million and related to a scheduled retirement of debt that had been issued in fiscal 2004.

As noted above, in March 2008, the Company closed on $525 million of long-term debt financing which was comprised of $450 million of fixed-rate private notes with maturities of five, seven and ten years in addition to a $75 million five-year term loan at a floating rate of interest through a group of banks. The Company used $250 million of the debt financing to repurchase shares under an accelerated share repurchase agreement (“ASR”). The remaining proceeds from the debt issuances were used to repay borrowings under the Company’s revolving credit agreement and for general corporate purposes.

During the second half of fiscal 2008, the Company purchased shares of its common stock on the open market, under a 25 million share repurchase program authorized by the board of directors. In the fourth quarter of fiscal 2008, the Company entered into the ASR under which it paid $250 million and took an initial delivery of 6.3 million shares. In total, the Company repurchased approximately 18 million shares for $636.1 million during fiscal 2008. Under the terms of the ASR, the Company could have received additional shares, or could have been required to pay the counterparty in the form of either cash or shares. The final settlement of the ASR occurred in June 2008, with an additional 1.1 million shares delivered to the Company. As of April 24, 2010, 5.9 million shares can be repurchased under the current authorization by the board of directors, which expires on December 31, 2012.

In the fourth quarter of fiscal 2010, the Company declared and paid an initial quarterly cash dividend of $0.10 per share. In fiscal 2011, the Company expects to continue to pay a quarterly cash dividend and to return a portion of its excess cash to shareholders through additional open market purchases of its common stock under the current authorization discussed above. The level of open market purchases should approximate the number of shares issued under various employee stock programs during the year such that the total number of outstanding shares will remain fairly consistent.

Management expects funds generated from operations and existing cash to be sufficient to meet the Company’s working capital needs for the next fiscal year. The Company expects to continue to obtain liquidity from the sale of its equipment finance contracts. In addition, as of April 24, 2010, $300 million is available under a revolving credit facility. The Company’s existing debt facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives, including acquisitions.

The Company sells a significant portion of its finance contracts to a commercial paper funded conduit managed by a third party bank, and as a result, commercial paper is indirectly an important source of liquidity for the Company. The Company is allowed to participate in the conduit due to the quality of its finance contracts and its financial strength. Cash flow could be impaired if the Company’s financial strength diminished to a level that precluded the Company from taking part in this facility or other similar facilities. Also, market conditions outside of the Company’s control could adversely affect the ability of the Company to sell the contracts.

Customer Financing Arrangements

The Company is a party to two arrangements under which it has sold finance contracts it receives from its customers to outside financial institutions. These arrangements have provided sources of liquidity for the Company that would have to be replaced should each of the current financial institutions be unable or unwilling to continue in the arrangements. In the fourth quarter of fiscal 2010, one agreement with group of banks led by U.S. Bank National Association with capacity of $110 million was amended such that no additional contracts will be sold under the arrangement. At the same time, the Company’s other agreement with JPMorgan Chase Bank, N.A was amended to increase capacity from $367 million to $550 million. The Company’s financing business is described in further detail in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Note 6, “Customer Financing”, discusses the nature and business purpose of the arrangements and the activity under each arrangement during fiscal 2010, including the amount of finance contracts sold and the holdback receivable owed to the Company.

Contractual Obligations

A summary of the Company’s contractual obligations as of April 24, 2010 follows (in thousands):

	Payment due by year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$525,000	$—	$125,000	250,000	150,000
Interest on Long-Term Debt	140,824	25,302	49,241	41,484	24,797
Operating Leases	53,197	14,959	22,310	11,927	4,001

As discussed in Note 11 of the Notes to Consolidated Financial Statements, the Company adopted the provisions of ASC Topic 740, “Income Taxes” related to uncertainty in income taxes at the beginning of fiscal 2008. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits including interest and penalties at April 24, 2010, is $21.5 million.

For a more complete description of our contractual obligations, see Notes 7 and 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Outlook

Over the last ten years, the Company has been able to grow revenue and earnings through its strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions. While we believe that the weakness in the general economy that has existed during much of fiscal 2010 and 2009 will continue to affect our performance for at least several more quarters, the Company’s strategy will continue to focus on these key elements. With strong operating cash flow and available credit capacity, the Company is confident that it will be able to financially support its future growth. The Company believes that the strategic initiatives that it has implemented in the past several years, as well as those that will be implemented in fiscal 2011 and beyond, will strengthen the Company’s operational platform and contribute to future growth. Given these factors, the Company considers itself well positioned to capitalize upon the growth opportunities in the dental supply, companion-pet veterinary supply and the worldwide rehabilitation supply markets.

Asset Management

The following table summarizes the Company’s days sales outstanding (DSO) and inventory turnover the past three fiscal years:

	2010	2009	2008
Days sales outstanding (1)	51	56	43
Inventory turnover (2)	7.1	6.8	6.8

(1)	Receivables as of April 24, 2010 and April 25, 2009 include approximately $63 and $98 million, respectively, of finance contracts received from customers related to financing promotions in fiscal 2010 and 2009. The Company has sold contracts in fiscal 2010 and expects to sell the contracts held as of April 24, 2010 to outside institutions under an existing agreement during fiscal 2011. If these finance contracts are excluded from the calculation of DSO, the pro forma DSO would be 44 as of both April 24, 2010 and April 25, 2009.
(2)	The inventory values used in this calculation are the LIFO inventory values for all inventories except for manufactured inventories and foreign inventories, which are valued using FIFO inventory methods.

Foreign Operations

Foreign sales are derived primarily from Patterson Dental and Patterson Medical operations in Canada and from Patterson Medical’s operations in the U.K. and France. Fluctuations in currency exchange rates have not significantly impacted earnings. However, changes in exchange rates enhanced net sales in fiscal 2010 and 2008, and adversely affected net sales in fiscal 2009. Without foreign currency effects, net sales would have been $11.5 million lower, $33.4 million higher, and $27.0 million lower in fiscal years 2010, 2009 and 2008, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to the consolidated operations of the Company.

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

Revenue Recognition—Revenues are generated from the sale of consumable products, equipment, software products and services, technical service parts and labor, freight and delivery charges, and other sources. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and final, and there is reasonable assurance of collection of the sale. Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items.

Consumable product sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point.

Equipment and software product revenues are recognized upon delivery and, if necessary, installation. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided.

Other revenue including freight and delivery charges and technical service parts and labor is recognized when the related product revenue is recognized or when the product or services are provided to the customer.

Patterson Advantage Loyalty Program—Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.”

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

Goodwill for each reporting unit is evaluated using a two-step impairment test at the reporting unit level. The Company has three reporting units at April 24, 2010, which are the same as our operating units. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of goodwill impairment loss to be recorded. The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. The Company conducts impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. Additionally, in assessing goodwill for impairment, we consider the reasonableness of the implied control premium based on market capitalizations and recent market transactions.

We assess other indefinite-lived intangible assets for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. The determination of fair value involves assumptions, including projected revenues and gross profit levels, as well as consideration of any factors that may indicate potential impairment.

In the fourth quarter of fiscal 2010, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Although the Company believes our estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and our financial results, including an impairment charge that could be material.

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

Income Taxes—The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes.

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

To the extent that the provision for income taxes would have increased/decreased by 1 percent of income before taxes, consolidated net income would have decreased/increased $3.4 million in fiscal 2010.

Valuation allowances are established for deferred tax assets if, after assessment of available positive and negative evidence, it is more likely than not that the deferred tax asset will not be fully realized.

Stock-based Compensation—The Company recognizes stock-based compensation based on certain assumptions including inputs within the Black-Scholes Model and estimated forfeitures. These assumptions require subjective judgment and changes in the assumptions can materially affect fair value estimates. Management assesses the assumptions and methodologies used to estimate forfeitures and to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination or estimates of forfeitures. If factors change and the Company employs different assumptions, the amount of compensation expense associated with stock-based compensation may differ significantly from what was recorded in the current period.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC). The ASC establishes only two levels of U.S. generally accepted accounting principles (GAAP), authoritative and non-authoritative. The ASC became the single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative upon adoption. The new guidance became effective for the Company’s second quarter of fiscal 2010. Since the new standard did not change U.S. GAAP, there was no change to the Company’s Condensed Consolidated Financial Statements other than to update references to U.S. GAAP to be in conformity with the ASC.

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

In June 2009, the FASB issued guidance codified into ASC Topic No. 860, “Transfers and Servicing” (ASC 860) which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. Also in June 2009, the FASB issued guidance codified into ASC Topic No. 810, “Consolidation” (ASC 810) which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under former FASB Interpretation No. 46(R). Both ASC 860 and ASC 810 are effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update amends ASC Topic 605-25, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements” to remove the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The update also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively. The Company is currently evaluating the impact of the provisions of ASU 2009-13.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements” (ASU 2009-14). This update modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to delivery the product’s functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. The Company is currently evaluating the impact of the provisions of ASU 2009-14.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and additional information about Level 3 activity. The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except for the disclosures relating to Level 3 activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

•

The ability of the Company to consolidate the distribution, information services, human resources, financial and other administrative functions of its three business units’ jointly shared services which meet the needs of the individual business units.

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

The Company is exposed to foreign currency exchange rate fluctuations in its operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds and Euros. Although the Company is not currently involved with foreign currency hedge contracts, it continually evaluates its foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to the Company’s most significant foreign currency exposures would have reduced fiscal 2010 net sales by approximately $33 million. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The Company’s earnings are also affected by fluctuations in short-term interest rates through the investment of its cash balances, borrowings under LIBOR-based debt instruments and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a group of banks that provide for pricing based on variable interest rates.

As of April 24, 2010, the Company had a $75 million variable-rate term note outstanding. The Company views its variable interest rate debt position on a net basis that gives effect to the Company’s cash and short term investment balances.

When considering the exposure under the agreements whereby the Company sells equipment finance contracts to both a commercial paper conduit and a group of banks, the Company has the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the majority of the portfolio of finance contracts generally turns over in less than 48 months and the Company can adjust the rate it charges on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, the Company uses an interest rate curve that approximates the maturity period of the then-outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contracts sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets.

The Company estimates that if interest rates had been 10% higher during the year, the annual impact would have been to reduce earnings before income tax by less than $1 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. Our responsibility is to express an opinion on Patterson Companies, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 24, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patterson Companies, Inc. as of April 24, 2010, and April 25, 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 24, 2010, and our report dated June 23, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. as of April 24, 2010, and April 25, 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 24, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 24, 2010, and April 25, 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended April 24, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patterson Companies, Inc.’s internal control over financial reporting as of April 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 23, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 23, 2010

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 24, 2010	April 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$340,591	$158,065
Receivables, net of allowance for doubtful accounts of $9,111 and $9,773 at April 24, 2010 and April 25, 2009, respectively	452,746	476,156
Inventory	288,725	269,934
Prepaid expenses and other current assets	51,696	33,440

Total current assets	1,133,758	937,595
Property and equipment, net	169,598	166,500
Long-term receivables, net	75,073	51,572
Goodwill	782,083	747,104
Identifiable intangibles, net	223,594	220,932
Other	38,863	9,917

Total assets	$2,422,969	$2,133,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,626	$180,933
Accrued payroll expense	67,809	45,105
Other accrued expense	86,916	84,855
Income taxes payable	—	1,407
Current maturities of long-term debt	—	22,000

Total current liabilities	348,351	334,300
Long-term debt	525,000	525,000
Deferred income taxes	72,164	64,141
Other	35,943	23,859

Total liabilities	981,458	947,300
Stockholders’ equity:
Common Stock, $.01 par value:
Authorized shares—600,000
Issued and outstanding shares—123,437 and 122,042 at April 24, 2010, and April 25, 2009, respectively	1,234	1,220
Additional paid-in capital	41,703	20,320
Accumulated other comprehensive income (loss)	23,291	(8,867)
Retained earnings	1,493,885	1,293,609
Notes receivable from ESOP	(118,602)	(119,962)

Total stockholders’ equity	1,441,511	1,186,320

Total liabilities and stockholders’ equity	$2,422,969	$2,133,620

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 24, 2010	April 25, 2009	April 26, 2008
Net sales	$3,237,376	$3,094,227	$2,998,729
Cost of sales	2,147,975	2,050,703	1,967,004

Gross profit	1,089,401	1,043,524	1,031,725
Operating expenses	734,110	697,298	672,522

Operating income	355,291	346,226	359,203
Other income and expense:
Other income, net	9,444	3,574	11,017
Interest expense	(25,694)	(30,149)	(12,792)

Income before income taxes	339,041	319,651	357,428
Income taxes	126,787	120,016	132,570

Net income	$212,254	$199,635	$224,858

Earnings per share:
Basic	$1.79	$1.70	$1.70

Diluted	$1.78	$1.69	$1.69

Weighted average shares:
Basic	118,443	117,716	132,078
Diluted	119,202	118,355	132,910

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Notes receivable from ESOP	Total
	Number	Amount
Balance at April 28, 2007	139,490,246	$1,395	$174,420	$18,372	$1,308,590	$(123,563)	$1,379,214
Foreign currency translation	—	—	—	11,962	—	—	11,962
Cash flow hedge	—	—	—	1,018	—	—	1,018
Net income	—	—	—	—	224,858		224,858

Comprehensive income							237,838
Common stock issued and related tax benefits	909,929	9	14,296	—	—	—	14,305
Repurchases of common stock	(18,043,533)	(180)	(196,439)		(439,474)		(636,093)
Stock-based compensation	—	—	7,723	—	—	—	7,723
ESOP activity	—	—	—	—	—	1,800	1,800

Balance at April 26, 2008	122,356,642	1,224	—	31,352	1,093,974	(121,763)	1,004,787
Foreign currency translation	—	—	—	(40,096)	—	—	(40,096)
Cash flow hedge	—	—	—	(123)	—	—	(123)
Net income	—	—	—	—	199,635		199,635

Comprehensive income							159,416
Common stock issued and related tax benefits	737,862	7	12,579	—	—	—	12,586
Repurchases of common stock	(1,052,037)	(11)	11	—	—		—
Stock-based compensation	—	—	7,730	—	—	—	7,730
ESOP activity	—	—	—	—	—	1,801	1,801

Balance at April 25, 2009	122,042,467	1,220	20,320	(8,867)	1,293,609	(119,962)	1,186,320
Foreign currency translation	—	—	—	32,281	—	—	32,281
Cash flow hedge	—	—	—	(123)	—	—	(123)
Net income	—	—	—	—	212,254		212,254

Comprehensive income							244,412
Dividends declared	—	—	—	—	(11,978)	—	(11,978)
Common stock issued and related tax benefits	1,394,599	14	12,557	—	—	—	12,571
Stock-based compensation	—	—	8,826	—	—	—	8,826
ESOP activity	—	—	—	—	—	1,360	1,360

Balance at April 24, 2010	123,437,066	$1,234	$41,703	$23,291	$1,493,885	$(118,602)	$1,441,511

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 24, 2010	April 25, 2009	April 26, 2008
Operating activities:
Net income	$212,254	$199,635	$224,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,692	22,890	19,492
Amortization	13,782	7,456	6,788
Bad debt expense	4,579	4,193	3,547
Stock-based compensation	8,826	7,730	7,723
Excess tax benefits from stock-based compensation	(387)	(346)	(778)
Deferred income taxes	251	9,830	13,146
Change in assets and liabilities net of acquired:
Decrease (increase) in receivables	24,185	(90,908)	(3,282)
(Increase) decrease in inventory	(12,090)	24,161	(27,036)
Increase (decrease) in accounts payable	9,215	(35,610)	9,231
Increase (decrease) in accrued liabilities	3,680	(22,591)	13,450
(Increase) decrease in long-term receivables	(23,501)	2,820	(2,373)
Other changes from operating activities, net	(1,001)	(5,255)	613

Net cash provided by operating activities	265,485	124,005	265,379
Investing activities:
Additions to property and equipment, net of acquisitions	(29,804)	(32,318)	(35,991)
Acquisitions and equity investments, net of cash	(53,672)	(124,776)	(22,694)

Net cash used in investing activities	(83,476)	(157,094)	(58,685)
Financing activities:
Dividends paid	(11,886)	—	—
Payments of long-term debt	—	(130,034)	(50,024)
Proceeds from issuance of long-term debt	—	—	525,000
(Payments on) Borrowings from revolver	(22,000)	22,000	—
Payments of debt issuance costs	—	—	(1,813)
ESOP activity	1,360	1,801	1,800
Repurchases of common stock	—	—	(636,093)
Common stock issued, net	12,184	12,244	13,107
Excess tax benefits from stock-based compensation	387	346	778

Net cash used in financing activities	(19,955)	(93,643)	(147,245)
Effect of exchange rate changes on cash	20,472	(23,367)	6,924

Net increase (decrease) in cash and cash equivalents	182,526	(150,099)	66,373
Cash and cash equivalents at beginning of period	158,065	308,164	241,791

Cash and cash equivalents at end of period	$340,591	$158,065	$308,164

Supplemental disclosures:
Income taxes paid	$139,504	$109,660	$105,147
Interest paid	25,628	31,901	11,094

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 24, 2010

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

Fiscal Year End

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Accordingly, fiscal years 2010, 2009 and 2008 included fifty-two weeks.

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

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO represent 86% of total inventories at both April 24, 2010 and April 25, 2009, respectively.

The accumulated LIFO reserve was $56,961 at April 24, 2010 and $51,934 at April 25, 2009. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

Goodwill for each reporting unit is evaluated using a two-step impairment test at the reporting unit level. The Company has three reporting units at April 24, 2010, which are the same as our operating units. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of goodwill impairment loss to be recorded. The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. The Company conducts impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. Additionally, in assessing goodwill for impairment, we consider the reasonableness of the implied control premium based on market capitalizations and recent market transactions.

We assess other indefinite-lived intangible assets for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. The determination of fair value involves assumptions, including projected revenues and gross profit levels, as well as consideration of any factors that may indicate potential impairment.

In the fourth quarter of fiscal 2010, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Although the Company believes our estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and our financial results, including an impairment charge that could be material.

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

Financial Instruments

The Company accounts for derivative financial instruments under the provisions of ASC Topic 815, “Derivatives and Hedging.” The Company’s use of derivative financial instruments is generally limited to managing well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading purposes.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues are generated from the sale of consumable products, equipment, software products and services, technical service parts and labor, freight and delivery charges, and other sources. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and final, and there is reasonable assurance of collection of the sale. Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items.

Consumable product sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point.

Equipment and software product revenues are recognized upon delivery and, if necessary, installation. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided.

Other revenue including freight and delivery charges and technical service parts and labor is recognized when the related product revenue is recognized or when the product or services are provided to the customer.

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

Patterson Advantage Loyalty Program

Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.”

Freight and Delivery Charges

Freight and delivery charges incurred by the Company are included in cost of sales.

Advertising

The Company expenses all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $21,368, $22,105 and $22,665 for fiscal years 2010, 2009 and 2008, respectively. Deferred direct-marketing expenses included in prepaid and other current assets on the consolidated balance sheet as of April 24, 2010 and April 25, 2009 were $2,858 and $3,512, respectively.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The liability method is used to account for income tax expense. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Valuation allowances are established for deferred tax assets if, after assessment of available positive and negative evidence, it is more likely than not that the deferred tax asset will not be fully realized.

Employee Stock Ownership Plan (ESOP)

Compensation expense related to the Company’s defined contribution ESOP is computed based on the shares allocated method.

Stock-based Compensation

The Company recognizes stock-based compensation expense based on the grant-date fair value of awards estimated in accordance with ASC Topic 718, “Stock Compensation”.

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

	Fiscal Year
	2010	2009	2008
	(in thousands)
Denominator:
Denominator for basic earnings per share—weighted average shares	118,443	117,716	132,078
Effect of dilutive securities—stock options, restricted stock and stock purchase plans	759	639	832

Denominator for diluted earnings per share—adjusted weighted average shares	119,202	118,355	132,910

Options to purchase 932, 1,143 and 568 shares of common stock during fiscal years 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding which were excluded from the calculation of diluted earnings per share during fiscal years 2010, 2009 and 2008 were 60, 270, and 1, respectively, because the effect would have been anti-dilutive.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC). The ASC establishes only two levels of U.S. generally accepted accounting principles (GAAP), authoritative and non-authoritative. The ASC became the single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative upon adoption. The new guidance became effective for the Company’s second quarter of fiscal 2010. Since the new standard did not change U.S. GAAP, there was no change to the Company’s Condensed Consolidated Financial Statements other than to update references to U.S. GAAP to be in conformity with the ASC.

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

In June 2009, the FASB issued guidance codified into ASC Topic No. 860, “Transfers and Servicing” (ASC 860) which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. Also in June 2009, the FASB issued guidance codified into ASC Topic No. 810, “Consolidation” (ASC 810) which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under former FASB Interpretation No. 46(R). Both ASC 860 and ASC 810 are effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update amends ASC Topic 605-25, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements” to remove the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The update also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively. The Company is currently evaluating the impact of the provisions of ASU 2009-13.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements” (ASU 2009-14). This update modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to delivery the product’s functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. The Company is currently evaluating the impact of the provisions of ASU 2009-14.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and additional information about Level 3 activity. The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except for the disclosures relating to Level 3 activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

2. Cash Equivalents

At April 24, 2010 and April 25, 2009, cash and cash equivalents consisted of the following:

	April 24, 2010	April 25, 2009
Cash on hand	$199,311	$150,564
Cash equivalents:
Government securities	114,233	5,929
Money market funds	27,047	1,572

	141,280	7,501

Total	$340,591	$158,065

Cash on hand is generally in interest earning accounts.

3. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for each of the Company’s reportable segments for the fiscal year ended April 24, 2010 are as follows:

	Balance at April 25, 2009	Acquisition Activity	Other Activity	Balance at April 24, 2010
Dental supply	$127,127	$9,734	$(5,491)	$131,370
Rehabilitation supply	498,730	22,133	10,041	530,904
Veterinary supply	121,247	—	(1,438)	119,809

Total	$747,104	$31,867	$3,112	$782,083

The acquisition activity column primarily represents the purchase price allocation of fiscal 2010 acquisitions. The other activity column primarily represents adjustments to preliminary purchase price allocations of prior year acquisitions, including the reclassification between goodwill and other intangible assets based on final asset valuations.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balances of other intangible assets excluding goodwill are as follows:

	April 24, 2010	April 25, 2009
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,464	$77,847

Amortized:
Distribution agreement, customer lists and other	209,050	190,975
Less: Accumulated amortization	(61,920)	(47,890)

Net amortized intangible assets	147,130	143,085

Total identifiable intangible assets, net	$223,594	$220,932

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

With respect to the amortized intangible assets, future amortization expense is expected to approximate $14,900, $15,400, $16,500, $18,000 and $19,500 for fiscal years 2011, 2012, 2013, 2014 and 2015, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, actual revenues generated from the sale of CEREC 3D dental restorative systems, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

4. Acquisitions and Equity Investments

On December 19, 2008, the Company completed the acquisition of Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC (together, “Dolphin”), leading providers of 3D imaging and practice management software for specialized dental practitioners, including orthodontists, oral maxillofacial surgeons and dental radiologists. Goodwill of $13.6 million and amortizable intangible assets of $24.5 million with a weighted average life of 8.1 years were recorded related to this acquisition.

On October 2, 2008, the Company completed the acquisition of the Columbus Serum Company (“Columbus”), a full service distributor of companion-pet veterinary supplies, equipment and pharmaceuticals. Goodwill of $18.7 million and amortizable intangible assets of $16.8 million with a weighted average life of 9.2 years were recorded related to this acquisition.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to these fiscal 2009 acquisitions, we completed other smaller acquisitions during fiscal years 2010, 2009 and 2008. A listing of acquisitions completed during the periods covered by these financial statements is presented below:

Entity	Segment
Fiscal 2010:
Therapeutic Technologies	Rehabilitation supply
Global Medical & Dental	Dental supply
Empi Therapy Solutions	Rehabilitation supply
Summit Sports Medical	Rehabilitation supply

Fiscal 2009:
Mobilis Healthcare Group	Rehabilitation supply
Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC	Dental supply
Columbus Serum Company	Veterinary supply
Odyssey Veterinary Software LLC	Veterinary supply
Denesca	Dental supply

Fiscal 2008:
Leventhal & Sons, Inc.	Dental supply
Associated Medical Supply, Inc.	Veterinary supply
Quality Health Products, Inc.	Rehabilitation supply
Kees-Goebel Medical Specialties, Inc.	Rehabilitation supply
Advanced Practice Systems, LLC	Rehabilitation supply
Goldsmith Medical Company	Rehabilitation supply
New England X-Ray, Inc.	Veterinary supply
Seneca Medical, Inc.	Rehabilitation supply
W.S. Medical LLC	Rehabilitation supply
Cripps Corp.	Rehabilitation supply

In April 2010, the Company made a minority equity investment of 33.3% in VetSource, a leading North American provider of integrated specialty pharmacy distribution, including home delivery capabilities. The investment in VetSource is being accounted for under the equity method of accounting and is included in other long-term assets in the consolidated balance sheet. Due to the timing of this investment, there was essentially no impact to the results of operations in fiscal 2010.

Subsequent to the end of fiscal year 2010, on June 17, 2010, Patterson Medical acquired the rehabilitation businesses of DCC Healthcare, a division of DCC plc. The combined sales of the acquired businesses were approximately $70 million for the twelve months ended March 31, 2010.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment

	April 24, 2010	April 25, 2009
Land	$12,263	$12,380
Buildings	104,750	97,430
Leasehold improvements	13,381	12,931
Furniture and equipment	112,636	98,275
Data processing equipment	77,063	73,513
Construction-in-progress	3,244	6,477

	323,337	301,006
Accumulated depreciation	(153,739)	(134,506)

Property and equipment, net	$169,598	$166,500

6. Customer Financing

As a convenience to its customers, the Company offers several different financing alternatives including both a Company sponsored program and a third party program. For the third party program, the Company acts as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Company sponsored program, equipment purchases by customers with strong credit are financed to a maximum of $0.4 million for any one customer. The Company generally sells the customers’ financing contracts to outside financial institutions in the normal course of its business. The Company currently has two arrangements under which it has sold these contracts.

In fiscal 2003, the Company initiated an agreement to sell its equipment finance contracts to a commercial paper conduit managed by JPMorgan Chase Bank N.A. To participate in the commercial paper conduit, the Company was required to establish a special purpose entity (“SPE”), PDC Funding Company, LLC (“PDC Funding”), a consolidated, wholly owned subsidiary. The Company transfers financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduit. The SPE does not issue any debt. While there is no recourse to the Company by the commercial paper conduit on the sale of contracts, the Company receives only 84% of the principal amount of the contracts upon the sale. The remaining 16% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The holdback receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity of this arrangement with the conduit was amended in the fourth quarter of fiscal 2010 from $367 million to a maximum of $550 million.

The Company also maintains an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchased customers’ financing contracts. The Company has established another SPE, PDC Funding LLC II (“PDC II”), as a consolidated, wholly owned subsidiary, which sold financing contracts to the U.S. Bank group. The Company received 88% of the principal amounts of the contracts upon sale with the remaining 12% of the proceeds held by the banks as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement was $110 million. In the fourth quarter of fiscal 2010, this agreement was amended such that no additional contracts will be sold, but the remaining contracts previously sold and outstanding under the agreement will continue under the agreement. Approximately $78 million of such contracts were outstanding as of April 24, 2010.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, “Transfers and Servicing.” During fiscal 2010, 2009 and 2008, the Company sold approximately $300.8, $189.5 and $229.7 million, respectively, of its contracts under these arrangements. The Company retains

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at April 24, 2010.

Included in current receivables in the consolidated balance sheets are approximately $116.7 million, net of unearned income of $4.2 million, and $136.1 million, net of unearned income of $7.7 million, as of April 24, 2010 and April 25, 2009, respectively, of finance contracts not yet sold by the Company. A total of $434.6 million of finance contracts receivable sold under the agreements were outstanding at April 24, 2010. The residual receivable under the arrangements was approximately $65.2 and $45.1 million as of April 24, 2010 and April 25, 2009, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

7. Long-Term Debt

In March 2008, the Company issued fixed-rate senior notes with an aggregate principal amount of $450 million, consisting of (i) $50 million 4.63% senior notes, due fiscal 2013; (ii) $250 million 5.17% senior notes, due fiscal 2015; and (iii) $150 million 5.75% senior notes, due fiscal 2018.

Also in March 2008, the Company entered into a term loan agreement with a principal amount of $75 million, which matures in fiscal 2013. The term loan bears interest at a floating rate based on LIBOR plus a spread which can range from 0.50% to 1.25% based on our leverage ratio, as defined in the agreement. During the years ended April 24, 2010 and April 25, 2009, the weighted average interest rate of this term loan was 1.30% and 3.44%, respectively.

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

In addition, in March 2008 the Company entered into two forward starting interest rate swap agreements, each with notional amounts of $100 million and accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the issuance of the 5.17% senior notes due fiscal 2015 and the 5.75% senior notes due fiscal 2018, respectively. Upon issuance of the hedged debt, the Company settled the forward starting interest rate swap agreements and recorded a $1.0 million increase, net of income taxes, to other comprehensive income, which is being amortized against interest expense over the life of the related debt. The pre-tax amount reclassified into earnings during fiscal 2010 and 2009 was $0.2 million. The amount expected to be reclassified into earnings during fiscal 2011 is also expected to be $0.2 million.

The Company has available a $300 million revolving credit facility through November 2012. Interest on borrowings is based on LIBOR plus a spread which can range from 0.40% to 1.00%. This spread as well as a commitment fee on the unused portion of the facility are based on our leverage ratio, as defined in the agreement. Outstanding borrowings under the facility at April 24, 2010 and April 25, 2009 were $0 and $22 million, respectively.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consisted of the following:

	April 24, 2010	April 25, 2009
Fixed rate (4.63 % to 5.75%) senior notes due fiscal 2013 to 2018	$450,000	$450,000
Variable rate (Libor plus 0.75%) term note due fiscal 2013	75,000	75,000
Revolving credit facility	—	22,000

	$525,000	$547,000
Less current maturities	—	(22,000)

Long-term debt	$525,000	$525,000

Maturities of long-term debt by fiscal year are as follows:

2011	—
2012	—
2013	$125,000
2014	—
2015	250,000
Thereafter	150,000

Total long-term debt	$525,000

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios as defined in the agreements. The Company met the financial covenants under the debt agreements as of April 24, 2010.

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. PDC Funding has purchased three interest rate caps from banks with combined notional amounts of $550 million and maturity dates of April 2016 ($425 million) and May 2016 ($125 million). Patterson Companies, Inc. sold three identical interest rate caps to the same banks. Similar to the above agreements, PDC II and Patterson Companies, Inc. entered into offsetting and identical interest rate cap agreements. These agreements have a notional amount of $110 million and a maturity date of July 2015.

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with our finance contracts. As of April 24, 2010, the agreements have notional amounts of approximately $19 million and $22 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

None of the Company’s interest rate contracts qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreements as an asset or liability and the change in any period as income or expense of the period in which the change occurs.

The following presents the fair value of interest rate contracts included in the consolidated balance sheets:

	Assets			Liabilities
	Classification	Fair Value		Classification	Fair Value
Derivative type		April 24, 2010	April 25, 2009		April 24, 2010	April 25, 2009
Interest rate contracts	Other noncurrent assets	$11.7	$2.6	Other noncurrent liabilities	$12.6	$4.3

The following presents the effect of interest rate contracts on the consolidated statements of income:

Derivative type	Classification of gain (loss) recognized on derivative	Gain (loss) recognized on derivative
		Fiscal Year
		2010	2009	2008
Interest rate contracts	Other income (expense), net	($0.9)	($1.3)	($0.7)

See also Note 7 for information on two forward starting interest rate swaps which were entered into and settled during the fourth quarter of fiscal 2008 and Note 13 for detail on an accelerated share repurchase agreement entered into in the fourth quarter of fiscal 2008 and settled on June 18, 2008.

9. Fair Value Measurements

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 24, 2010 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$141.3	$141.3	—	—
Derivative instruments	$11.7	—	$11.7	—

Total assets	$153.0	$141.3	$11.7	—

Liabilities:
Derivative instruments	$12.6	—	$12.6	—

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 25, 2009 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$7.5	$7.5	—	—
Derivative instruments	$2.6	—	$2.6	—

Total assets	$10.1	$7.5	$2.6	—

Liabilities:
Derivative instruments	$4.3	—	$4.3	—

Cash equivalents—The Company values cash equivalents at current market rates. The carrying value of cash equivalents, including government securities and money market funds, approximates fair value. Maturities of cash equivalents are less than three months.

Derivative instruments—The Company’s derivative instruments consist of interest rate contracts. These instruments are valued using inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets in fiscal years 2010, 2009 and 2008.

The Company’s long-term debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 24, 2010 and April 25, 2009 was $513.5 million and $514.3 million, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximate fair value at April 24, 2010.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Lease Commitments

The Company leases facilities for its branch office locations, a few small distribution facilities, and certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under non-cancelable operating leases are as follows at April 24, 2010:

2011	$14,959
2012	12,252
2013	10,058
2014	7,943
2015	3,984
Thereafter	4,001

Total minimum payments required	$53,197

Rent expense was $19,238, $18,200 and $17,088 for the years ended April 24, 2010, April 25, 2009 and April 26, 2008, respectively.

11. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2010	2009	2008
Current:
Federal	$98,481	$87,879	$93,814
Foreign	16,308	10,974	15,184
State	11,747	11,333	10,426

Total current	126,536	110,186	119,424
Deferred:
Federal	544	8,493	11,894
Foreign	(360)	487	230
State	67	850	1,022

Total deferred	251	9,830	13,146

Provision for income taxes	$126,787	$120,016	$132,570

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are included in prepaid expenses and other current assets and in non-current liabilities on the balance sheet. Significant components of the Company’s deferred tax assets (liabilities) as of April 24, 2010 and April 25, 2009 are as follows:

	2010	2009
Deferred current income tax asset (liability):
Capital Accumulation Plan	$4,716	$5,039
Inventory obsolescence	3,619	3,703
Health insurance	—	1,358
Bad debt allowance	3,393	2,144
LIFO reserve	(5,170)	(9,321)
Other	13,745	7,092

Deferred net current income tax asset	20,303	10,015
Deferred long-term income tax (liability) asset:
Amortizable intangibles	(31,752)	(31,925)
Goodwill	(41,583)	(33,680)
Property, plant, equipment	(4,055)	(3,905)
Stock based compensation expense	5,044	3,950
Net operating loss carryforwards	5,842
Other	(1,722)	1,419

	(68,226)	(64,141)
Valuation allowance	(3,938)	—

Deferred net long-term income tax liability	(72,164)	(64,141)

Net deferred income tax liability	$(51,861)	$(54,126)

At April 24, 2010, the Company had foreign net operating loss carryforwards (“NOLs”) of $20.9 million attributable to the acquisition of Mobilis Healthcare Group. These NOLs do not have an expiration date. A valuation allowance of $3.9 million has been recorded in conjunction with the finalization of purchase accounting since the Company believes it is more likely than not that the deferred tax asset will not be fully utilized due to uncertainties relating to future taxable income from the acquired operations.

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $174.5 million as of April 24, 2010. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we will be subject U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2010	2009	2008
Tax at U.S. statutory rate	$118,664	$111,878	$125,100
State tax provision, net of federal benefit	8,103	7,318	6,029
Effect of foreign taxes	1,411	556	1,795
Other	(1,391)	264	(354)

	$126,787	$120,016	$132,570

The Company adopted ASC Topic 740, “Income Taxes” related to uncertainty in income taxes recognized in the financial statements, effective April 29, 2007, the first day of fiscal 2008, with no adjustment to the opening balance of retained earnings. These standards clarify the separate identification and reporting of estimated amounts that could be assessed upon audit. The potential assessments are considered unrecognized tax benefits, because, if it is ultimately determined they are unnecessary, the reversal of these previously recorded amounts will result in a beneficial impact to the Company’s financial statements.

As of April 24, 2010 and April 25, 2009, the Company’s gross unrecognized tax benefits were $18.7 million and $17.5 million, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $5.0 million and $5.2 million, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheet.

A summary of the changes in the gross amounts of unrecognized tax benefits for the year ended April 24, 2010 is shown below:

Balance at April 25, 2009	$17,544
Additions for tax positions related to the current year	2,904
Additions for tax positions of prior years	1,577
Reductions for tax positions of prior years	(1,597)
Statute expirations	(1,287)
Settlements	(456)

Balance at April 24, 2010	$18,685

The Company also recognizes both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 24, 2010 and April 25, 2009, the Company had recorded $2.8 million and $3.2 million, respectively, for interest and penalties. These amounts are also included in other long-term liabilities on the consolidated balance sheet. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease the Company’s effective tax rate. During the year ended April 24, 2010, the Company recorded as part of tax expense $.4 million related to an increase in its estimated liability for interest and penalties.

The Company files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. The Company is not currently under audit by the Internal Revenue Service (“IRS”). The IRS has either examined or waived examination of all periods up to and including our fiscal year ended April 29, 2006. Periodically, state, local and foreign income tax returns are examined by various taxing authorities. We do not believe the outcome of these various examinations would have a material adverse impact on our financial statements. The statute of limitations for foreign and U.S. state returns expire at various times, as governed by each taxing jurisdiction.

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

The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as information technology, finance, human resources and facilities. If these corporate expenses were allocated to the segments, the results would not be materially different as the dental segment would absorb a significant portion of these expenses. The cost to operate the distribution centers are allocated to the operating units based on the through-put of the unit.

The following table presents information about the Company’s reportable segments:

	Fiscal Year
	2010	2009	2008
Net sales
Dental supply	$2,167,495	$2,174,409	$2,181,286
Rehabilitation supply	426,297	369,169	371,016
Veterinary supply	643,584	550,649	446,427

Consolidated net sales	$3,237,376	$3,094,227	$2,998,729

Operating income
Dental supply	$263,750	$264,544	$281,877
Rehabilitation supply	59,922	55,584	52,642
Veterinary supply	31,619	26,098	24,684

Consolidated operating income	$355,291	$346,226	$359,203

Depreciation and amortization
Dental supply	$26,277	$21,341	$17,427
Rehabilitation supply	5,909	6,032	5,903
Veterinary supply	7,288	2,973	2,950

Consolidated depreciation and amortization	$39,474	$30,346	$26,280

Total assets
Dental supply	$1,331,510	$1,092,924	$1,100,471
Rehabilitation supply	773,732	740,085	743,786
Veterinary supply	317,727	300,611	232,116

Consolidated total assets	$2,422,969	$2,133,620	$2,076,373

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents sales information by product for the Company and its reportable segments:

	Fiscal Year
	2010	2009	2008
Consolidated
Consumable and printed products	$2,124,558	$1,986,872	$1,889,515
Equipment and software	839,436	851,944	865,053
Other	273,382	255,411	244,161

Total	$3,237,376	$3,094,227	$2,998,729

Dental supply
Consumable and printed products	$1,214,796	$1,217,193	$1,218,188
Equipment and software	709,468	731,389	744,333
Other	243,231	225,827	218,765

Total	$2,167,495	$3,094,227	$2,181,286

Rehabilitation supply
Consumable and printed products	$303,044	$254,270	$259,793
Equipment and software	100,583	93,236	92,686
Other	22,670	21,663	18,537

Total	$426,297	$369,169	$371,016

Veterinary supply
Consumable and printed products	$606,718	$515,409	$411,534
Equipment and software	29,385	27,319	28,034
Other	7,481	7,921	6,859

Total	$643,584	$550,649	$446,427

The following table presents information about the Company by geographic area. No individual country, except for the United States, generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year
	2010	2009	2008
Net sales
United States	$2,903,407	$2,821,771	$2,707,971
International	333,969	272,456	290,758

Total	$3,237,376	$3,094,227	$2,998,729

Income before tax
United States	$298,061	$288,975	$318,304
International	40,980	30,676	39,124

Total	$339,041	$319,651	$357,428

Long-lived assets
United States	$1,179,361	$1,101,421	$1,005,235
International	109,850	94,604	86,097

Total	$1,289,211	$1,196,025	$1,091,332

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stockholders’ Equity

Dividends

On March 16, 2010, the Company’s Board of Directors declared a cash dividend of $0.10 per share which was paid on April 20, 2010 to shareholders of record as of April 2, 2010. Prior to March 2010, the Company had not declared or paid any cash dividends on its common stock since its initial public offering in 1992.

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

Employee Stock Ownership Plan (ESOP)

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. During fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. At April 24, 2010 and April 25, 2009, indebtedness of the ESOP to the Company is shown as a deduction from stockholders’ equity in the consolidated balance sheets. The cost of the ESOP is borne by the Company through annual contributions to the plan in amounts determined by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. The shares under the 1990 note are grandfathered from the accounting provisions of ASC Topic 718-40, “Employer Stock Ownership Plans” (“ASC 718-40”) and therefore the provisions of the former SOP 76-3 apply.

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

During fiscal 2010, 2009 and 2008, shares secured by the 1990 note with a cost of $1,615, $1,500 and $1,200, respectively, were earned and allocated to ESOP participants.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At April 24, 2010, a total of 12,610,987 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $413,388. With respect to the 1990 note, shares allocated were 15,730,688, committed-to-be-released shares were 1,700,000 and suspense shares were 1,719,911. Related to the shares from the Thompson transaction, shares allocated were 175,932, committed-to-be-released shares were 4,200 and suspense shares were 485,946.

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

The ESOP purchased 3,159,645 shares with the proceeds from the 2006 note. This loan and related shares, as well as the Thompson shares, are being accounted for under ASC 718-40 and accordingly, unallocated shares held by the Trust are not considered outstanding in the computation of earnings per share. The Company anticipates the allocation of the shares related to the 2006 note to begin in fiscal 2012 over a period of approximately 10 to 15 years. As of April 24, 2010, the fair value of all unreleased shares held by the Trust was approximately $119.5 million.

Dividends paid on allocated shares are passed through to the participants. Dividends paid on unreleased shares will be used for debt service of the related notes.

14. Stock-based Compensation

The consolidated statements of income for fiscal years 2010, 2009 and 2008 include pre-tax stock-based compensation expense of $8.8 million ($6.2 after-tax), $7.7 million ($5.6 after-tax) and $7.7 million ($6.1 after-tax), respectively, recorded in accordance with the provisions of ASC Topic 718 “Stock Compensation”. All pre-tax expense is included in operating expenses within the consolidated statements of income. The consolidated statement of cash flows present the pre-tax stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, benefits associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities. For fiscal years 2010, 2009 and 2008, these excess benefits totaled $0.4, $0.3 and $0.8 million, respectively.

As of April 24, 2010, the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $17.5 million, and it is expected to be recognized over a weighted average period of approximately 4.1 years.

Description of General Methods and Assumptions Used to Estimate Fair Value

Described below are certain methods and assumptions used to estimate the fair value of stock-based compensation awards. Further information is presented below within this Note that may be unique to a particular award or group of awards.

Expected dividend yield – the Company had not historically paid dividends. Accordingly, the expected dividend yield used has been 0%. For awards issued in fiscal 2011, we will include an expected dividend yield based on estimates as of the grant date of awards.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Director and Employee Stock Option Plans

In June 1992, the Company adopted a Director Stock Option Plan. Options were granted at the fair market value of the underlying stock on the date of grant, vested over one year, and were exercisable for a period of four years commencing one year after the date of grant. This plan terminated during fiscal 2002.

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

The Equity Incentive Plan amendments did not change the number of shares reserved for awards under the plan. The Equity Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock and restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards and dividend equivalents. Awards may have a term no longer than ten years and vesting terms are determined by the compensation committee of the Board of Directors. The minimum restriction period for restricted stock and restricted stock units is three years, or one year in the case of performance-based awards. Additionally, a plan amendment in September 2009 increased the maximum number of shares that may be issued pursuant to awards of restricted stock, restricted stock awards and stock bonuses from 2,000,000 shares to 6,000,000 shares. Prior to fiscal 2006, only stock option awards had been granted under the Equity Incentive Plan. During fiscal years 2010, 2009 and 2008, expense recognized related to stock options was $2.0 million, $2.0 million and $2.4 million, respectively.

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions during fiscal years 2010, 2009 and 2008:

	April 24, 2010	April 25, 2009	April 26, 2008
Expected dividend yield	—	—	—
Expected stock price volatility	32.3%	31.0%	28.0%
Risk-free interest rate	2.7%	3.3%	4.6%
Expected life of options (years)	8.2	8.3	8.0

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of stock option activity for all plans during fiscal years 2010, 2009 and 2008:

	Total Outstanding
	Number of Options	Exercise Price (a)	Intrinsic Value
Balance as of April 28, 2007	2,551	22.88
Granted	40	36.06
Exercised	(216)	15.00
Canceled	(345)	22.16

Balance as of April 26, 2008	2,030	24.10
Granted	52	30.45
Exercised	(142)	11.59
Canceled	(42)	22.85

Balance as of April 25, 2009	1,898	$25.24
Granted	86	20.76
Exercised	(281)	12.36
Canceled	(55)	33.15

Balance as of April 24, 2010	1,648	$26.94	$12,471

Vested or expected to vest as of April 24, 2010	1,288	$27.23	$9,409

Exercisable as of April 24, 2010	540	$29.03	$3,049

(a)	Weighted-average exercise price

The weighted average fair values of options granted during fiscal years 2010, 2009 and 2008 were $8.95, $13.50, and $15.88, respectively. The weighted average remaining contractual lives of options outstanding and options exercisable as of April 24, 2010 were 3.7 and 3.8 years, respectively. The Company settles stock option exercises with newly issued common shares.

Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $3.4, $3.5 and $1.3 million, respectively, fiscal 2010; $2.5, $1.6 and $0.8 million, respectively, in fiscal 2009; and $4.7, $3.2 and $1.2 million, respectively, in fiscal 2008.

Restricted Stock and Performance Unit Awards

Beginning in fiscal 2006, the Company issued restricted stock and performance unit awards under the Equity Incentive Plan. The grant date fair value is based on the closing stock price on the day of the grant. Restricted stock awards to employees vest over a seven or nine-year period and are subject to forfeiture provisions. Certain restricted stock awards, which are held by line management, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. Restricted stock awards are also granted to non-employees directors on the date of each annual board meeting. These awards vest over three years. The performance unit awards, issued primarily to executive management, are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the Board of Directors. The satisfaction of operating goals will not be finally determined until the end of a three-year period. Accordingly, the Company recognizes expense related to performance unit awards over the requisite service period using the straight-line method based on the outcome that is probable. During fiscal years 2010, 2009 and 2008, expense recognized related to restricted stock and performance unit awards was $3.7 million, $2.5 million, and $1.7 million, respectively. The total intrinsic value of restricted stock awards that vested in fiscal 2010 and 2009 was $0.8 million and $0.5 million, respectively.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information concerning non-vested restricted stock awards and performance unit awards for fiscal years 2010, 2009 and 2008:

	Restricted Stock Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 28, 2007	233	$38.02
Granted	181	36.23
Forfeitures	(21)	37.89

Outstanding at April 26, 2008	393	37.21
Granted	206	32.95
Vested	(14)	33.60
Forfeitures	(48)	36.13

Outstanding at April 25, 2009	537	35.77
Granted	451	20.35
Vested	(34)	36.65
Forfeitures	(35)	29.21

Outstanding at April 24, 2010	919	$28.42

	Performance Unit Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 28, 2007	28	36.98
Granted	21	36.06
Forfeitures	(5)	34.96

Outstanding at April 26, 2008	44	36.77
Granted	32	31.34
Forfeitures and Cancellations	(13)	42.62

Outstanding at April 25, 2009	63	32.80
Forfeitures and Cancellations	(36)	34.24

Outstanding at April 24, 2010	27	30.88

Employee Stock Purchase Plan

In June 1992, Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 4,750,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors and follows a calendar plan year. Employees are eligible to participate after six months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. At April 24, 2010, there were 867,480 shares available for purchase under the Stock Purchase Plan.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Stock Purchase Plan includes a look-back option and accordingly there are several option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the employee stock purchase plan was $1.6, $1.6 and $1.9 million during fiscal years 2010, 2009 and 2008, respectively. The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan for fiscal years 2010, 2009 and 2008:

	2010	2009	2008
Expected dividend yield	—	—	—
Expected stock price volatility	29.0%	29.0%	28.0%
Risk-free interest rate	0.1%	2.2%	4.4%
Expected life of options (years)	0.5	0.5	0.5

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’s compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year, but restricted shares are subject to forfeiture provisions. At April 24, 2010, 2,444,752 shares were available for purchase under the CAP Plan.

Based on the provisions of the CAP Plan, there are option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the CAP Plan was $1.6, $1.6 and $1.8 million during fiscal years 2010, 2009 and 2008, respectively. The following table summarizes the weighted-average assumptions relating to the CAP Plan for fiscal years 2010, 2009 and 2008:

	2010	2009	2008
Expected dividend yield	—	—	—
Expected stock price volatility	29.0%	29.0%	28.0%
Risk-free interest rate	1.1%	2.3%	3.5%
Expected life of options (years)	1.0	1.0	1.0

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 24, 2010 and April 25, 2009, the Company had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss. These accrued amounts, as well as related expenses, have not been material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

16. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 2010 and 2009.

	Quarter Ended
	Apr. 24, 2010	Jan. 23, 2010	Oct. 24, 2009	July 25, 2009
Net sales	$812,762	$820,084	$814,951	$789,579
Gross profit	288,111	276,069	266,537	258,684
Operating income	100,248	93,767	84,486	76,790
Net income	61,805	56,049	49,343	45,057
Earnings per share—basic	$0.52	$0.47	$0.42	$0.38
Earnings per share—diluted	$0.52	$0.47	$0.41	$0.38

	Quarter Ended
	Apr. 25, 2009	Jan. 24, 2009	Oct. 25, 2008	July 26, 2008
Net sales	$779,884	$811,023	$759,461	$743,859
Gross profit	269,110	269,109	253,575	251,730
Operating income	92,488	91,542	82,602	79,594
Net income	53,961	52,807	46,903	45,964
Earnings per share—basic	$0.46	$0.45	$0.40	$0.39
Earnings per share—diluted	$0.46	$0.45	$0.40	$0.39

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of April 24, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 24, 2010. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

/s/ SCOTT P. ANDERSON
President and Chief Executive Officer

/s/ R. STEPHEN ARMSTRONG
Executive Vice President, Chief Financial
Officer and Treasurer

The report of the Company’s independent registered public accounting firm on internal control over financial reporting is included in Item 8. of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

As of April 24, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2010, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 13, 2010 (the “2010 Proxy Statement”). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2010 Proxy Statement and such information is incorporated by reference herein.

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

Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Non-Employee Director Compensation” and “Executive Compensation” in the 2010 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of April 24, 2010 about the common stock that may be issued under all of our existing equity compensation plans. All of these plans have been approved by our shareholders, except the Canadian Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,648,207	$26.94	7,555,072
Equity compensation plans not approved by security holders	—	—	1,919,895

Total	1,648,207	$26.94	9,474,967

Effective June 2000, we adopted the Canadian Plan. The Canadian Plan permits eligible employees who are designated and awarded an option to purchase such option through salary deductions. The option purchase price is equal to 37.5% of the market price on the date of grant. Options may be exercised three years after the grant date and terminate five years after the grant of the option. Options may be exercised to purchase shares at a price equal to the remaining 62.5% of the market price on the date of grant. A total of 2,000,000 shares of common stock have been reserved for issuance under the Canadian Plan.

The other information required by this item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Our Board of Directors and Committees” in the 2010 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the captions “Proposal No. 2 Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” in the 2010 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of the Company and its subsidiaries are included in Part II, Item 8:

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II—Valuation and Qualifying Accounts for the Years Ended April 24, 2010, April 25, 2009 and April 26, 2008.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit
2.1	Article of Merger and Plan of Merger dated June 23, 2004 [10]

3.1	The Company’s Restated Articles of Incorporation [10]

3.2	The Company’s Bylaws, as amended [1]

4.1	Specimen form of the Company’s Common Stock Certificate [10]

4.2	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, the registrant has omitted to file certain unregistered convertible debentures. The total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of such convertible debentures to the Commission upon request. [8]

4.3	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents [9]

4.4	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP 9

10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended [1]

Exhibit
10.2	Patterson Dental Company 1992 Stock Option Plan [1]

10.3	Patterson Dental Company 1992 Director Stock Option Plan [1]

10.4	Patterson Dental Company Employee Stock Purchase Plan [1]

10.5	Patterson Dental Company Capital Accumulation Plan [2]

10.6	Patterson Companies, Inc. Fiscal 2011 Incentive Plan

10.7	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992 [1]

10.8	Amended and Restated Term Promissory Note dated July 13, 1992 [1]

10.9	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.10	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.11	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc. [4]

10.12	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association [5]

10.13	Amended and Restated Receivables Purchase Agreement dated October 7, 2004 between PDC Funding Company, LLC, Patterson Companies, Inc. and Bank One. [12]

10.14	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [5]

10.15	2001 Non-Employee Director Stock Option Plan [5]

10.16	Amendments to Restated Employee Stock Purchase Plan [5]

10.17	Amended and Restated Employee Stock Ownership Plan [5]

10.18	Stock Option Plan for Canadian Employees [6]

10.19	Patterson Companies, Inc. Equity Incentive Plan [11]

10.20	ESOP Loan Agreement dated April 1, 2002 [7]

10.21	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company [7]

10.22	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent. [8]

10.23	ESOP Loan Agreement dated September 11, 2006 [13]

10.24	ESOP Note dated September 11, 2006 [13]

10.25	Receivables Sale Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [14]

10.26	Contract Purchase Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Companies, Inc., U.S. Bank National Association and The Northern Trust Company [14]

10.27	Amended and Restated Credit Agreement, dated as of November 28, 2007, among Patterson Companies, Inc., as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents. [15]

Exhibit
10.28	Note Purchase Agreement dated March 19, 2008 among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP 16

10.29	Term Loan Credit Agreement dated March 20, 2008 among Patterson Companies, Inc., as the Borrower, the Lenders from time to time parties hereto and JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent [16]

10.30	Accelerated Share Repurchase Agreement, dated March 19, 2008, by and between Patterson Companies, Inc. and JPMorgan Chase Bank, National Association [16]

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
2	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.
3	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
4	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
5	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.
6	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.
7	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003.
8	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended October 25, 2003.
9	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 24, 2004.
10	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended July 31, 2004.
11	Incorporated by reference to the Registrant’s Form 8-K/A dated September 14, 2004, filed on September 29, 2004.
12	Incorporated by reference to the Registrant’s Form 8-K dated October 7, 2004, filed on October 12, 2004.
13	Incorporated by reference to the Registrant’s Form 8-K dated September 11, 2006, filed on September 12, 2006.
14	Incorporated by reference to the Registrant’s Form 8-K dated April 27, 2007, filed on May 3, 2007.
15	Incorporated by reference to the Registrant’s Form 8-K dated November 28, 2007, filed on December 3, 2007.
16	Incorporated by reference to the Registrant’s Form 8-K dated March 19, 2008, filed on March 24, 2008.

(b)	See Schedule II.

(c)	See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: June 23, 2010	By	/s/ SCOTT P. ANDERSON
Scott P. Anderson,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ SCOTT P. ANDERSON Scott P. Anderson	President and Chief Executive Officer (Principal Executive Officer)	June 23, 2010

/s/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	June 23, 2010

/s/ PETER L. FRECHETTE Peter L. Frechette	Director (Chairman of the Board of Directors)	June 23, 2010

/s/ JOHN D. BUCK John D. Buck	Director	June 23, 2010

/s/ RONALD E. EZERSKI Ronald E. Ezerski	Director	June 23, 2010

/s/ ANDRE B. LACY Andre B. Lacy	Director	June 23, 2010

/s/ CHARLES REICH Charles Reich	Director	June 23, 2010

/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	June 23, 2010

/s/ HAROLD C. SLAVKIN Harold C. Slavkin	Director	June 23, 2010

/s/ BRIAN S. TYLER Brian S. Tyler	Director	June 23, 2010

/s/ LES C. VINNEY Les C. Vinney	Director	June 23, 2010

/s/ JAMES W. WILTZ James W. Wiltz	Director	June 23, 2010

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended April 24, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$9,773	$4,579	$—	$5,241	(1)	$9,111

LIFO inventory adjustment	$51,934	$5,027	$—	$—		$56,961
Inventory obsolescence reserve	8,381	10,347	—	10,399		8,329

Total inventory reserve	$60,315	$15,374	$—	$10,399		$65,290

Year ended April 25, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$8,030	$4,193	$1,181	$3,631		$9,773

LIFO inventory adjustment	$44,333	$7,601	$—	$—		$51,934
Inventory obsolescence reserve	5,497	13,676	1,310	12,102		8,381

Total inventory reserve	$49,830	$21,277	$1,310	$12,102		$60,315

Year ended April 26, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$6,547	$3,547	$216	$2,280		$8,030

LIFO inventory adjustment	$39,309	$5,024	$—	$—		$44,333
Inventory obsolescence reserve	5,538	10,704	849	11,594		5,497

Total inventory reserve	$44,847	$15,728	$849	$11,594		$49,830

INDEX TO EXHIBITS

Exhibit 10.6	Patterson Companies, Inc. Fiscal 2011 Incentive Compensation Plan

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002