Form 10-Q
period 2010-07-31
PATTERSON COMPANIES, INC.
filed 2010-09-09
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State of incorporation)	(I.R.S. Employer Identification No.)

1031 Mendota Heights Road, St. Paul, Minnesota 55120

(Address of principal executive offices, including zip code)

(651) 686-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Patterson Companies, Inc. had outstanding 123,986,874 shares of common stock as of September 2, 2010.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended July 31, 2010, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2010 Annual Report on Form 10-K filed June 23, 2010 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2010	April 24, 2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$298,427	$340,591
Receivables, net	454,941	452,746
Inventory	336,382	288,725
Prepaid expenses and other current assets	44,700	51,696

Total current assets	1,134,450	1,133,758

Property and equipment, net	178,721	169,598
Long-term receivables, net	78,086	75,073
Goodwill	804,746	782,083
Identifiable intangibles, net	220,007	223,594
Other	31,942	38,863

Total assets	$2,447,952	$2,422,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,472	$193,626
Accrued payroll expense	27,869	67,809
Other accrued expenses	105,657	86,916
Income taxes payable	15,312	0
Current maturities of long-term debt	0	0

Total current liabilities	329,310	348,351

Long-term debt	525,000	525,000
Other long-term liabilities	107,761	108,107

Total liabilities	962,071	981,458

STOCKHOLDERS’ EQUITY
Common stock	$1,240	$1,234
Additional paid-in capital	49,851	41,703
Accumulated other comprehensive income (loss)	15,979	23,291
Retained earnings	1,535,779	1,493,885
Notes receivable from ESOP	(116,968)	(118,602)

Total stockholders’ equity	1,485,881	1,441,511

Total liabilities and stockholders’ equity	$2,447,952	$2,422,969

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 31, 2010	July 25, 2009

Net sales	$849,787	$789,579

Cost of sales	569,587	530,895

Gross profit	280,200	258,684

Operating expenses	191,176	181,894

Operating income	89,024	76,790

Other income and (expense):
Interest income	2,643	2,460
Interest expense	(6,890)	(6,619)
Other gain (loss)	990	(199)

Income before taxes	85,767	72,432

Income taxes	31,842	27,375

Net income	$53,925	$45,057

Earnings per share:
Basic	$0.45	$0.38

Diluted	$0.45	$0.38

Weighted average common shares:
Basic	119,022	118,119

Diluted	119,784	118,643

Dividends declared per common share	$0.10	$0.00

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	July 31, 2010	July 25, 2009

Operating activities:
Net income	$53,925	$45,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,409	5,754
Amortization	3,114	3,103
Share-based compensation	2,669	2,230
Excess tax benefits from share-based compensation	(875)	(105)
Bad debt expense	1,022	992
Change in assets and liabilities, net of acquired	(43,506)	(10,195)

Net cash provided by operating activities	22,758	46,836

Investing activities:
Additions to property and equipment, net	(9,130)	(8,008)
Acquisitions, net	(46,682)	(28,113)

Net cash used in investing activities	(55,812)	(36,121)

Financing activities:
Dividends paid	(11,916)	0
Payments on credit facility	0	(8,000)
ESOP activity	1,611	0
Common stock issued, net	5,502	3,120
Excess tax benefits from share-based compensation	875	105

Net cash used in financing activities	(3,928)	(4,775)

Effect of exchange rate changes on cash	(5,182)	11,372

Net (decrease) increase in cash and cash equivalents	(42,164)	17,312

Cash and cash equivalents at beginning of period	340,591	158,065

Cash and cash equivalents at end of period	$298,427	$175,377

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

July 31, 2010

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2010 and the results of operations and the cash flows for the periods ended July 31, 2010 and July 25, 2009. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 31, 2010 and July 25, 2009, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2010 Annual Report on Form 10-K filed on June 23, 2010.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal 2011 represents the 14 weeks ended July 31, 2010 and the first quarter of fiscal 2010 represents the 13 weeks ended July 25, 2009. Fiscal 2011 will include 53 weeks of operations, while fiscal 2010 was comprised of 52 weeks.

Comprehensive Income

Total comprehensive income was $46,613 and $67,984 for the three months ended July 31, 2010 and July 25, 2009, respectively. Other than net income, comprehensive income also includes foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. During the three months ended July 25, 2009, comprehensive income was positively affected by approximately $23 million due to the effect of changes in exchange rates on foreign currency translation.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	July 31, 2010	July 25, 2009
Denominator:
Denominator for basic earnings per share—weighted-average shares	119,022	118,119
Effect of dilutive securities—stock options, restricted stock, and stock purchase plans	762	524

Denominator for diluted earnings per share—adjusted weighted average shares	119,784	118,643

Options to purchase 615 and 1,368 shares of common stock during the three months ended July 31, 2010 and July 25, 2009, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards excluded from the calculation of diluted earnings per share were 362 and 231 shares during the three months ended July 31, 2010 and July 25, 2009, respectively, because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance codified into ASC Topic No. 860, “Transfers and Servicing” (ASC 860) which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. Also in June 2009, the FASB issued guidance codified into ASC Topic No. 810, “Consolidation” (ASC 810) which amends the consolidation guidance applicable to variable interest entities. The Company adopted ASC 860 and ASC 810 at the beginning of fiscal 2011. The related guidance did not have a material impact on its financial condition, results of operations and cash flows.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20) which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on the Company’s consolidated financial statements

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 24, 2010 and July 31, 2010 are as follows:

	Balance at April 24, 2010	Acquisition Activity	Translation And Other Activity	Balance at July 31, 2010
Dental Supply	$131,370	$0	$197	$131,567
Rehabilitation Supply	530,904	21,984	147	553,035
Veterinary Supply	119,809	0	335	120,144

Total	$782,083	$21,984	$679	$804,746

The increase in the acquisition activity column during the three month period ended July 31, 2010 primarily reflects the purchase price allocations of the rehabilitation businesses of DCC Healthcare, a division of DCC plc. The purchase price allocations of these businesses are preliminary and are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations from a third party firm.

Balances of other intangible assets excluding goodwill are as follows:

	July 31, 2010	April 24, 2010

Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464

Amortized:
Distribution agreement, customer lists and other	208,606	209,050
Less: Accumulated amortization	(65,063)	(61,920)

Net amortized other intangiable assets	143,543	147,130

Total identifiable intangible assets, net	$220,007	$223,594

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

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with our finance contracts. As of July 31, 2010, the agreements have notional amounts of approximately $16 million and $17 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

None of the Company’s interest rate contracts qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreements as an asset or liability and the change in any period as income or expense of the period in which the change occurs.

In the first quarter of fiscal 2011, the Company entered into a foreign currency forward contract that was settled in the same quarter. This contract served as an economic hedge and was not designated as a hedge for accounting purposes. The total gain on the contract was $0.1 million.

The following table presents the fair value of the Company’s interest rate contracts:

Derivative type	Classification	July 31, 2010	April 24, 2010	July 25, 2009
Assets:
Interest rate contracts	Other noncurrent assets	$4.9	$11.7	$12.6

Liabilities:
Interest rate contracts	Other noncurrent liabilities	$5.5	$12.6	$14.2

The following table presents the effect of interest rate and foreign currency contracts on the consolidated statements of income:

Derivative type	Location of gain(loss) recognized on derivative	Three Months Ended July 31, 2010	Three Months Ended July 25, 2009

Interest rate contracts	Other income(expense), net	$(0.0)	$(0.4)
Foreign currency contracts	Other income(expense), net	$0.1	$0.0

NOTE 4 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$86.6	$86.6	0	0
Derivative instruments	4.9	0	$4.9	0

Total assets	$91.5	$86.6	$4.9	$0

Liabilities:
Derivative instruments	$5.5	$0	$5.5	$0

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 24, 2010 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$141.3	$141.3	0	0
Derivative instruments	11.7	0	$11.7	0

Total assets	$153.0	$141.3	$11.7	$0

Liabilities:
Derivative instruments	$12.6	$0	$12.6	$0

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 25, 2009 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$8.4	$8.4	0	0
Derivative instruments	12.6	0	$12.6	0

Total assets	$21.0	$8.4	$12.6	$0

Liabilities:
Derivative instruments	$14.2	$0	$14.2	$0

Cash equivalents – The Company values cash equivalents at current market rates. The carrying value of cash equivalents, including government securities and money market funds, approximates fair value. Maturities of cash equivalents are less than three months.

Derivative instruments – The Company’s derivative instruments consist of interest rate contracts. These instruments are valued using inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a consolidated basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets in fiscal years 2010, 2009 and 2008.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximate fair value at July 31, 2010.

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

The Company also maintains an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchased customers’ financing contracts. The Company has established another SPE, PDC Funding LLC II (“PDC II”), as a consolidated, wholly owned subsidiary, which sold financing contracts to the U.S. Bank group. The Company received 88% of the principal amounts of the contracts upon sale with the remaining 12% of the proceeds held by the banks as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement was $110 million. In the fourth quarter of fiscal 2010, this agreement was amended such that no additional contracts will be sold, but the remaining contracts previously sold and outstanding under the agreement will continue under the agreement. Approximately $71 million of such contracts were outstanding as of July 31, 2010.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, “Transfers and Servicing.” During the three months ended July 31, 2010 and July 25, 2009, the Company sold $71.5 million and $43.6 million, respectively, of its contracts under these arrangements. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at July 31, 2010.

Included in current receivables in the consolidated balance sheets are approximately $100.3 million, net of unearned income of $2.6 million, and $116.7 million, net of unearned income of $4.2 million, as of July 31, 2010 and April 24, 2010, respectively, of finance contracts not yet sold by the Company. A total of $444.1 million of finance contracts receivable sold under the agreements was outstanding at July 31, 2010. The residual receivable under the arrangements was approximately $66.2 and $65.2 million as of July 31, 2010 and April 24, 2010, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K filed June 23, 2010. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, finance, human resources and facilities. The cost to operate the distribution centers are allocated to the operating units based on the through-put of the unit.

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	July 31, 2010	July 25, 2009
Net sales
Dental supply	$542,678	$510,991
Rehabilitation supply	127,474	109,407
Veterinary supply	179,635	169,181

Consolidated net sales	$849,787	$789,579

Operating income
Dental supply	$60,963	$55,983
Rehabilitation supply	17,233	13,287
Veterinary supply	10,828	7,520

Consolidated operating income	$89,024	$76,790

The following table presents sales information by product for the Company:

	Three Months Ended
	July 31, 2010	July 25, 2009
Net sales
Consumable and printed products	$586,603	$546,740
Equipment and software	192,221	177,654
Other	70,963	65,185

Total	$849,787	$789,579

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our 2010 Annual Report on Form 10-K filed June 23, 2010, for important background information regarding, among other things, an overview of the markets in which we operate and our business strategies.

The fiscal year end of the Company is the last Saturday in April. The quarter ended July 31, 2010 included an extra, or fourteenth week and fiscal year 2011 ending April 30, 2011 will include 53 weeks, while fiscal 2010 was comprised of 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 31, 2010	July 25, 2009
Net sales	100.0%	100.0%
Cost of sales	67.0%	67.2%

Gross margin	33.0%	32.8%
Operating expenses	22.5%	23.0%

Operating income	10.5%	9.7%
Other expense, net	(0.4%)	(0.6%)

Income before taxes	10.1%	9.2%

Net income	6.3%	5.7%

QUARTER ENDED JULY 31, 2010 COMPARED TO QUARTER ENDED JULY 25, 2009.

Net Sales. Consolidated net sales for the three months ended July 31, 2010 (“Current Quarter”) increased 7.6% to $849.8 million, compared to $789.6 million for the three months ended July 25, 2009 (“Prior Quarter”). Acquisitions contributed 1.6% to sales growth and changes in foreign currency translation rates increased sales by 0.5%. Sales for the Current Quarter included the impact of an extra or fourteenth week. It is difficult to quantify the exact impact of this additional week, but estimates have been provided in those areas where it is possible to make reasonable approximations. We estimate that the impact of the extra week on consolidated sales was approximately five percentage points.

Dental segment sales were $542.7 million, an increase of 6.2% from $511.0 million in the Prior Quarter. Consumable sales grew 6.7% in the Current Quarter and were essentially unchanged from the Prior Quarter after excluding the impact of the additional week. The consumables business continues to be affected by uneven patient demand for dental services as a result of the weak economy.

Dental equipment and software sales increased 4.7%. Basic equipment and software sales were 13.0% higher and were led by sales of cone beam and panoramic imaging systems, but sales in all major categories, including chairs, units, cabinetry and lighting, grew in the Current Quarter. Sales of CEREC dental restorative systems declined 28.3%, reflecting the strong comparable sales levels in the Prior Quarter. CEREC sales were impacted in the Prior Quarter by strong customer interest in an initial trade-up program following the introduction of the CEREC AC® imaging unit early in calendar 2009.

Sales of other services and products in the Dental segment rose 7.6% in the Current Quarter.

Veterinary segment sales rose 6.2% to $179.6 million. While the extra selling week positively impacted sales for this segment, the effect was offset by a number of factors that affected comparability of Veterinary sales in the Current Quarter. These factors include a shift in mix toward more agency sales of flea & tick and heartworm products and our decision to exit the production animal business that was part of the operations of the Columbus Serum Company prior to its acquisition. In addition, as a result of various pharmaceutical mergers over the past two years, certain products previously sold through distribution are now being sold direct by the manufacturer. The above factors are expected to continue to impact the comparability of Veterinary segment sales for the next two quarters.

Current Quarter Rehabilitation segment sales were $127.5 million, an increase of 16.5% from $109.4 million in the Prior Quarter. We believe the additional week accounted for approximately five percentage points of sales growth. Acquisitions contributed 10.0% to sales growth and unfavorable changes in foreign currency translation rates reduced sales in the Current Quarter sales by 1.2%. The acquisition contribution was mostly from the June 2010 acquisition of the rehabilitation businesses of DCC Healthcare and Empi Therapy Solutions, which was acquired in June 2009. The businesses acquired from DCC Healthcare had combined sales of approximately $70 million for their fiscal year ended March 31, 2010.

Gross Margins. Consolidated gross margin increased 20 basis points in the Current Quarter to 33.0%. Dental gross margin declined 30 basis points due mostly to product mix. Gross margin of the Veterinary and Rehabilitation segments increased 130 and 30 basis points, respectively. The higher gross margins in these segments were due to product mix and higher levels of rebates. In addition, the gross margin of the Veterinary segment reflects a higher proportion of agency sales in the Current Quarter as well as the decision to exit the low margin production animal business at Columbus Serum.

Operating Expenses. The consolidated operating expense ratio improved 50 basis points from the Prior Quarter to 22.5% due to expense control measures taken over the past two years, and the benefit of the additional week of revenues relative to fixed costs.

The operating expense ratio of the Dental and Veterinary segments was 50 and 40 basis points lower than in the Prior Quarter, respectively. Both segments benefitted from expense control initiatives and the extra week. In addition, in the Prior Quarter the Veterinary segment’s results included costs related to the integration of Columbus Serum, which is now complete.

The Rehabilitation segment’s operating expenses as a percent of sales improved by 110 basis points. In addition to leverage from sales growth, integration activities over the past year have reduced the cost structure of the Mobilis operations, which were acquired in April 2009. Due diligence and other acquisition costs related to the DCC Healthcare businesses of approximately $1.5 million partly offset the improvement in the Current Quarter.

Operating Income. Current Quarter operating income was $89.0 million, or 10.5% of net sales. In the Prior Quarter, operating income was $76.8 million, or 9.7% of net sales. The operating margin improvement was driven by the 20 basis points increase in gross margin and 50 basis points decrease in the operating expense ratio as described above.

Other (Expense) Income, Net. Net other expense was $3.3 million in the Current Quarter compared to net other expense of $4.4 million in the Prior Quarter. Net other expense is comprised primarily of interest expense reduced by interest income.

Income Tax Expense. The effective income tax rate for the Current Quarter was 37.1%. In the Prior Quarter, the rate was 37.8%. The decrease in the rate was due primarily to the deductibility of the portion of our cash dividends paid on allocated shares owned by the Employee Stock Ownership Plan. We began the cash dividend program in the fourth quarter of our fiscal 2010 so there was no benefit from this aspect of the dividend program in the Prior Quarter.

Net Income and Earnings Per Share. Net income increased 19.7% to $53.9 million, compared to $45.1 in the Prior Quarter. Earnings per diluted share were $0.45 in the Current Quarter compared to $0.38 in the Prior Quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows from operating activities were $22.8 million in the Current Quarter, compared to $46.8 million in the Prior Quarter. The decrease in operating cash flows is due primarily to an increase in inventory, including a temporary incremental increase in CEREC inventory to meet anticipated sales generated by our current trade-up program and CEREC 25th anniversary events scheduled to occur in the second quarter. The Current Quarter cash flow was also negatively impacted by the timing of payments on accounts payable and accrued expenses this period compared to the prior period.

Net cash used in investing activities in the Current Period was $55.8 million compared to $36.1 million in the Prior Period. Current Period activity is primarily related to the acquisition of the rehabilitation businesses of DCC Healthcare. The acquired businesses provide assistive living products and rehabilitation equipment and supplies to customers primarily in the UK, continental Europe and Australia, with combined sales of approximately $70 million for their fiscal year ended March 31, 2010. The Prior Period use of cash included the purchase of Empi Therapy Solutions. In addition, cash used for capital expenditures was $9.1 million in the Current Quarter. Total capital expenditures for fiscal 2011 are expected to approximate $35 to $40 million.

Net cash used in financing activities was $3.9 million in the Current Period compared to $4.8 million in the Prior Period. The Company, which paid its first dividend in the fourth quarter of fiscal 2010, paid a dividend of $11.9 million in the Current Quarter. In the Prior Quarter, the Company repaid $8.0 million outstanding under its revolving credit facility. No amounts under this facility were outstanding in the Current Quarter. $300 million is available under the facility, which expires in November 2012.

During the Current Period, foreign currencies of the Company’s Canadian and overseas operations weakened against the U.S. Dollar, while in the Prior Period these foreign currencies strengthened against the U.S. Dollar. The effect of these exchange rate changes on cash was to reduce cash balances by $5.2 million in the Current Period and increase cash balances by $11.4 million in the Prior Period.

The Company expects funds generated by operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s Critical Accounting Policies and Estimates, as disclosed in its 2010 Annual Report on Form 10-K filed June 23, 2010.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance codified into ASC Topic No. 860, “Transfers and Servicing” (ASC 860) which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. Also in June 2009, the FASB issued guidance codified into ASC Topic No. 810, “Consolidation” (ASC 810) which amends the consolidation guidance applicable to variable interest entities. The Company adopted ASC 860 and ASC 810 at the beginning of fiscal 2011. The related guidance did not have a material impact on its financial condition, results of operations and cash flows.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20) which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on the Company’s consolidated financial statements

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

There have been no material changes since April 24, 2010 in the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s 2010 Annual Report on Form 10-K filed June 23, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2010. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 31, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company could have repurchased up to six million shares of common stock. In December 2007, the Company’s Board of Directors expanded this authorization to allow for the purchase of up to twenty five million shares of common stock. As of July 31, 2010, 5,905,430 shares remain available for purchase under the authorization, which expires on December 31, 2012.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2010 Annual Report on Form 10-K filed June 23, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 9, 2010

	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financials in XBRL format