Form 10-Q
period 2010-10-30
PATTERSON COMPANIES, INC.
filed 2010-12-09
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2010.

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

Patterson Companies, Inc. had outstanding 122,757,302 shares of common stock as of December 2, 2010.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended October 30, 2010, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2010 Annual Report on Form 10-K filed June 23, 2010 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 30, 2010	April 24, 2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$328,744	$340,591
Receivables, net	427,276	452,746
Finance contracts receivable, sold	122,348	0
Inventory	306,675	288,725
Prepaid expenses and other current assets	50,855	51,696

Total current assets	1,235,898	1,133,758

Property and equipment, net	182,830	169,598
Long-term receivables, net	82,687	75,073
Goodwill	786,718	782,083
Identifiable intangibles, net	233,370	223,594
Other	28,544	38,863

Total assets	$2,550,047	$2,422,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,342	$193,626
Advances on finance contracts	122,348	0
Accrued payroll expense	36,166	67,809
Other accrued expenses	95,577	86,916
Income taxes payable	1,993	0
Current maturities of long-term debt	0	0

Total current liabilities	420,426	348,351

Long-term debt	525,000	525,000
Other long-term liabilities	103,219	108,107

Total liabilities	1,048,645	981,458

STOCKHOLDERS’ EQUITY
Common stock	$1,228	$1,234
Additional paid-in capital	17,405	41,703
Accumulated other comprehensive income (loss)	22,529	23,291
Retained earnings	1,577,208	1,493,885
Notes receivable from ESOP	(116,968)	(118,602)

Total stockholders’ equity	1,501,402	1,441,511

Total liabilities and stockholders’ equity	$2,550,047	$2,422,969

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 30, 2010	October 24, 2009	October 30, 2010	October 24, 2009

Net sales	$857,414	$814,951	$1,707,201	$1,604,530

Cost of sales	578,213	548,414	1,147,800	1,079,309

Gross profit	279,201	266,537	559,401	525,221

Operating expenses	189,049	182,051	380,225	363,945

Operating income	90,152	84,486	179,176	161,276

Other income and (expense):
Interest income	2,898	1,909	5,541	4,369
Interest expense	(6,229)	(6,358)	(13,119)	(12,977)
Other gain (loss)	(1,467)	689	(477)	490

Income before taxes	85,354	80,726	171,121	153,158

Income taxes	31,997	31,383	63,839	58,758

Net income	$53,357	$49,343	$107,282	$94,400

Earnings per share:

Basic	$0.45	$0.42	$0.90	$0.80

Diluted	$0.45	$0.41	$0.90	$0.79

Weighted average common shares:

Basic	118,616	118,336	118,819	118,228

Diluted	119,373	119,216	119,579	118,929

Dividends declared per common share	$0.10	$0.00	$0.20	$0.00

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	October 30, 2010	October 24, 2009

Operating activities:
Net income	$107,282	$94,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,853	11,928
Amortization	8,200	6,741
Share-based compensation	5,289	4,397
Finance contracts receivable, sold	(122,348)	0
Excess tax benefits from share-based compensation	(1,031)	(255)
Bad debt expense	2,099	1,962
Change in assets and liabilities, net of acquired	(26,787)	(63,721)

Net cash (used in) provided by operating activities	(14,443)	55,452

Investing activities:
Additions to property and equipment, net	(20,046)	(13,133)
Acquisitions, net	(46,682)	(28,151)

Net cash used in investing activities	(66,728)	(41,284)

Financing activities:
Dividends paid	(23,734)	0
Repurchases of common stock	(36,947)	0
Advances on finance contracts	122,348	0
Payments on credit facility	0	(22,000)
ESOP activity	1,246	0
Common stock issued, net	7,735	5,620
Excess tax benefits from share-based compensation	1,031	255

Net cash provided by (used in) financing activities	71,679	(16,125)

Effect of exchange rate changes on cash	(2,355)	14,043

Net (decrease) increase in cash and cash equivalents	(11,847)	12,086

Cash and cash equivalents at beginning of period	340,591	158,065

Cash and cash equivalents at end of period	$328,744	$170,151

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 30, 2010

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 30, 2010 and the results of operations and the cash flows for the periods ended October 30, 2010 and October 24, 2009. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 30, 2010 and October 24, 2009, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2010 Annual Report on Form 10-K filed on June 23, 2010.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The second quarter of fiscal 2011 and fiscal 2010 represent the 13 weeks ended October 30, 2010 and October 24, 2009, respectively. Because the first quarter of fiscal 2011 included an additional week, the six months ended October 30, 2011 included 27 weeks, while the six months ended October 24, 2009 included 26 weeks. Fiscal 2011 will include 53 weeks of operations, while fiscal 2010 was comprised of 52 weeks.

Comprehensive Income

Total comprehensive income was $59,907 and $106,520 for the three months and six months ended October 30, 2010, respectively, and $54,777 and $122,761 for the three and six months ended October 24, 2009, respectively. Other than net income, comprehensive income also includes foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. During the six months ended October 24, 2009, comprehensive income was positively affected by approximately $28 million due to the effects of changes in exchange rates on foreign currency translation.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	October 30, 2010	October 24, 2009	October 30, 2010	October 24, 2009
Denominator:
Denominator for basic earnings per share—weighted-average shares	118,616	118,336	118,819	118,228
Effect of dilutive securities—stock options, restricted stock, and stock purchase plans	757	880	760	701

Denominator for diluted earnings per share—adjusted weighted average shares	119,373	119,216	119,579	118,929

Options to purchase 607 and 611 shares of common stock during the three and six months ended October 30, 2010, respectively, and 936 and 1,152 shares during the three and six months ended October 24, 2009, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards excluded from the calculation of diluted earnings per share were 328 and 345 shares during the three and six months ended October 30, 2010, respectively, and 9 and 120 shares during the three months and six months ended October 24, 2009, respectively, because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance codified into ASC Topic No. 860, “Transfers and Servicing” (ASC 860) which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. Also in June 2009, the FASB issued guidance codified into ASC Topic No. 810, “Consolidation” (ASC 810) which amends the consolidation guidance applicable to variable interest entities. The Company adopted ASC 860 and ASC 810 at the beginning of fiscal 2011. See Note 5 to the condensed consolidated financial statements for a discussion of the impact of this guidance.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20) which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 24, 2010 and October 30, 2010 are as follows:

	Balance at April 24, 2010	Acquisition Activity	Translation And Other Activity	Balance at October 30, 2010

Dental Supply	$131,370	$0	$299	$131,669
Rehabilitation Supply	530,904	3,640	361	534,905
Veterinary Supply	119,809	0	335	120,144

Total	$782,083	$3,640	$995	$786,718

The increase in the acquisition activity column during the six month period ended October 30, 2010 primarily reflects the purchase price allocations of the rehabilitation businesses of DCC Healthcare, which was acquired in June 2010. During the second quarter of fiscal 2011, the valuation of the DCC businesses was completed with the assistance of a third party firm and amounts initially recorded as goodwill in the first quarter of fiscal 2011 were reclassified to other intangible assets based on the final valuation.

The other intangibles acquired in the DCC Healthcare acquisition had a fair value of approximately $17.3 million and a weighted average useful life of 9.9 years.

Balances of other intangible assets excluding goodwill are as follows:

	October 30, 2010	April 24, 2010

Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464

Amortized:
Distribution agreement, customer lists and other	227,088	209,050
Less: Accumulated amortization	(70,182)	(61,920)

Net amortized other intangible assets	156,906	147,130

Total identifiable intangible assets, net	$233,370	$223,594

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

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to manage the interest rate risk associated with our finance contracts. As of October 30, 2010, the agreements have notional amounts of approximately $13 million and $12 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

None of the Company’s interest rate contracts qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreements as an asset or liability and the change in any period as income or expense of the period in which the change occurs.

In the first quarter of fiscal 2011, the Company entered into a foreign currency forward contract that was settled in the same quarter. This contract served to manage the foreign currency exchange risk associated with a short-term intercompany loan and was not designated as a hedge for accounting purposes. The gain on the contract was $0.1 million.

In the second quarter of fiscal 2011, the Company entered into a foreign currency forward contract that served to manage foreign exchange risk on a short-term intercompany loan. The forward contract and intercompany loan were both settled during the quarter. The loss on the contract was $2.0 million.

The following table presents the fair value of the Company’s interest rate contracts:

Derivative type	Classification	October 30, 2010	April 24, 2010	October 24, 2009
Assets:
Interest rate contracts	Other noncurrent assets	$2.9	$11.7	$10.6

Liabilities:
Interest rate contracts	Other noncurrent liabilities	$3.3	$12.6	$11.9

The following table presents the effect of interest rate and foreign currency contracts on the consolidated statements of income:

		Three Months Ended		Six Months Ended
Derivative type	Location of gain(loss) recognized on derivative	October 30, 2010	October 24, 2009	October 30, 2010	October 24, 2009
Interest rate contracts	Other income(expense), net	$0.0	$(0.2)	$0.0	$(0.6)
Foreign currency contracts	Other income(expense), net	(2.0)	0.0	(1.9)	0.0

NOTE 4 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 30, 2010 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$166.6	$166.6	0	0
Derivative instruments	2.9	0	$2.9	0

Total assets	$169.5	$166.6	$2.9	$0

Liabilities:
Derivative instruments	$3.3	$0	$3.3	$0

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 24, 2010 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$141.3	$141.3	0	0
Derivative instruments	11.7	0	$11.7	0

Total assets	$153.0	$141.3	$11.7	$0

Liabilities:
Derivative instruments	$12.6	$0	$12.6	$0

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

Certain assets are measured at fair value on a consolidated basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets in fiscal years 2010 or 2009.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximate fair value at October 30, 2010.

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

The Company also maintains an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchased customers’ financing contracts. The Company has established another SPE, PDC Funding LLC II (“PDC II”), as a consolidated, wholly owned subsidiary, which sold financing contracts to the U.S. Bank group. The Company received 88% of the principal amounts of the contracts upon sale with the remaining 12% of the proceeds held by the banks as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement was $110 million. In the fourth quarter of fiscal 2010, this agreement was amended such that no additional contracts will be sold, but the remaining contracts previously sold and outstanding under the agreement will continue under the agreement. Approximately $61 million of such contracts were outstanding as of October 30, 2010.

Prior to fiscal 2011, these financing arrangements were accounted for as a sale of assets, whereby the finance contracts transferred to the commercial paper conduit were derecognized. Under the revised accounting standards of ASC Topic No. 860, Accounting for the Transfers of Financial Assets, transfers under the agreement with the commercial paper conduit are accounted for as secured borrowings. Accordingly, the assets transferred during fiscal 2011 have not been derecognized and a liability for the cash advances received is included on the balance sheet as of October 30, 2010. During the prior year period of the six months ended October 24, 2009, the Company transferred approximately $93.1 million of its contracts, which were accounted for as sales.

The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at October 30, 2010.

In the condensed consolidated balance sheet as of October 30, 2010, the line “finance contracts receivable, sold”, reflects those contracts transferred to the commercial paper conduit in fiscal 2011. Included in the line “receivables, net” in the consolidated balance sheets are approximately $85.6 million, net of unearned income of $3.6 million, and $116.7 million, net of unearned income of $4.2 million, as of October 30, 2010 and April 24, 2010, respectively, of finance contracts not yet transferred by the Company to the commercial paper conduit. A total of $461.9 million of finance contract receivables transferred under the agreements were outstanding at October 30, 2010. The residual receivable under the arrangements was approximately $69.3 and $65.2 million as of October 30, 2010 and April 24, 2010, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

On December 3, 2010, the Company amended and restated the agreement with a commercial paper conduit. Under the terms of the amended and restated agreement, the Company believes that it has met all the conditions necessary to again derecognize the finance contract receivables when they are transferred and will qualify for sale accounting under ASC 860.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 30, 2010	October 24, 2009	October 30, 2010	October 24, 2009
Net sales
Dental supply	$563,210	$537,167	$1,105,888	$1,048,158
Rehabilitation supply	132,626	117,130	260,100	226,537
Veterinary supply	161,578	160,654	341,213	329,835

Consolidated net sales	$857,414	$814,951	$1,707,201	$1,604,530

Operating income
Dental supply	$63,589	$62,277	$124,552	$118,260
Rehabilitation supply	18,302	16,471	35,535	29,758
Veterinary supply	8,261	5,738	19,089	13,258

Consolidated operating income	$90,152	$84,486	$179,176	$161,276

The following table presents sales information by product for the Company:

	Three Months Ended		Six Months Ended
	October 30, 2010	October 24, 2009	October 30, 2010	October 24, 2009
Net sales
Consumable and printed products	$547,332	$538,653	$1,133,935	$1,085,393
Equipment and software	243,557	210,001	435,778	387,655
Other	66,525	66,297	137,488	131,482

Total	$857,414	$814,951	$1,707,201	$1,604,530

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

The fiscal year end of the Company is the last Saturday in April. The six months ended October 30, 2010 included an extra, or twenty-seventh week and fiscal year 2011 ending April 30, 2011 will include 53 weeks, while fiscal 2010 was comprised of 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 30, 2010	October 24, 2009	October 30, 2010	October 24, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.4%	67.3%	67.2%	67.3%

Gross margin	32.6%	32.7%	32.8%	32.7%
Operating expenses	22.0%	22.3%	22.3%	22.7%

Operating income	10.5%	10.4%	10.5%	10.1%
Other expense, net	(0.6%)	(0.5%)	(0.5%)	(0.5%)

Income before taxes	10.0%	9.9%	10.0%	9.5%

Net income	6.2%	6.1%	6.3%	5.9%

QUARTER ENDED OCTOBER 30, 2010 COMPARED TO QUARTER ENDED OCTOBER 24, 2009.

Net Sales. Consolidated net sales for the three months ended October 30, 2010 (“Current Quarter”) were $857.4 million, an increase of 5.2% compared to $815.0 million for the three months ended October 24, 2009 (“Prior Quarter”). Acquisitions contributed 2.3% to sales growth and changes in foreign currency translation rates increased sales by 0.2%.

Sales of the Dental segment were $563.2 million, an increase of 4.8% from $537.2 million in the Prior Quarter. Consumable sales grew 0.5% in the Current Quarter, reflecting the impact of the economy upon patient demand for dental services.

Dental equipment and software sales increased 14.2% in the Current Quarter. This performance reflects the efforts of continuing initiatives by the Dental segment aimed at emphasizing the productivity benefits and rapid rates of return of new-technology equipment. Sales of CEREC dental restorative systems grew 28.7%, including a more than 50% increase in new unit sales as compared to the Prior Quarter. In addition, sales of digital sensors and cone beam and panoramic imaging systems experienced strong growth, which we believe is another indication of the effectiveness of the sales and marketing efforts.

Sales of other services and products in the Dental segment declined 0.6% in the Current Quarter due to the timing of certain product enhancement releases between the periods.

Veterinary segment sales rose 0.6% to $161.6 million. The quarter-over-quarter comparability of Veterinary sales was affected by several factors. First, a shift in distribution arrangements in the flea & tick and heartworm product categories from full distribution to more agency arrangements reduced sales dollars for those products, although dosages have increased. Second, as the result off various pharmaceutical mergers over the past two years, certain products previously sold through distribution are now being sold direct by the manufacturer. Finally, during fiscal 2010 we made a decision to exit the production animal business that was part of the Columbus Serum operations prior to its acquisition. We estimate that these changes had the effect of reducing Veterinary sales in the Current Quarter by approximately four to six percentage points.

Current Quarter Rehabilitation segment sales were $132.6 million, an increase of 13.2% from $117.1 million in the Prior Quarter. Acquisitions contributed 16.0% to sales growth and unfavorable changes in foreign currency translation rates reduced sales in the Current Quarter sales by 0.8%. The acquisition contribution was from the June 2010 acquisition of the rehabilitation businesses of DCC Healthcare. The Rehabilitation segment’s sales in the Current Quarter were negatively affected by weakness in its sales to U.K. customers due to budgetary constraints being imposed by the British government on its National Health Service.

Gross Margins. Consolidated gross margin decreased 10 basis points in the Current Quarter to 32.6%. Dental gross margin declined 100 basis points due mostly to a shift in sales mix toward equipment, and the deferral of gains on the transfers of finance contracts until certain amendments were made to those agreements. Gross margin of the Veterinary segment increased 140 basis points as a result of the shift of certain product categories from full distribution to agency arrangements and increased levels of vendor rebates earned in the Current Quarter. In addition, the gross margin of the Veterinary segment reflects the decision to exit the low margin production animal business of Columbus Serum. Rehabilitation segment gross margin improved 70 basis points due to the favorable impact of product mix and rebates.

Operating Expenses. The consolidated operating expense ratio improved 30 basis points from the Prior Quarter to 22.0%.

The Dental segment’s operating expense ratio improved 70 basis points due mostly to leverage of higher sales on fixed and semi-variable costs. The operating expense ratio of the Veterinary segment was 10 basis points lower in the Current Quarter.

The Rehabilitation segment’s operating expenses as a percent of sales was 100 basis points higher in the Current Quarter as a result of the integration of the DCC businesses. We expect the impact of this acquisition on operating expenses to lessen in the second half of fiscal 2011.

Operating Income. Current Quarter operating income was $90.2 million, or 10.5% of net sales. In the Prior Quarter, operating income was $84.5 million, or 10.4% of net sales. The operating margin improvement was driven by the 30 basis points decrease in the operating expense ratio as described above.

Other (Expense) Income, Net. Net other expense was $4.8 million in the Current Quarter compared to net other expense of $3.8 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, loss on foreign currency transactions and losses from an unconsolidated affiliate, partly offset by interest income.

Income Tax Expense. The effective income tax rate for the Current Quarter was 37.5% and was favorably affected by the portion of our cash dividends paid on allocated shares owned by the Employee Stock Ownership Plan. In the Prior Quarter, the rate was 38.9% and included the impact of an increase in the effective state rate and the timing of discrete tax expense items.

Net Income and Earnings Per Share. Net income increased 8.1% to $53.4 million, compared to $49.3 million in the Prior Quarter. Earnings per diluted share were $0.45 in the Current Quarter compared to $0.41 in the Prior Quarter.

SIX MONTHS ENDED OCTOBER 30, 2010 (27 WEEKS) COMPARED TO QUARTER ENDED OCTOBER 24, 2009 (26 WEEKS).

Net Sales. Consolidated net sales for the six months ended October 30, 2010 (“Current Period”) totaled $1,707.2 million compared to $1,604.5 million for the six months ended October 24, 2009 (“Prior Period”). Total sales growth of 6.4% included a contribution from acquisitions of 2.0% and a positive impact from foreign currency translation rates of 0.3%. The Current Period includes an additional week due to the Company’s fiscal year convention of ending on the last Saturday in April. It is difficult to quantify the exact impact of this additional week, but estimates have been provided in those areas where it is possible to make reasonable approximations. We estimate that the impact of the extra week on consolidated sales was approximately two to three percentage points.

Dental segment sales of $1,105.9 million were 5.5% higher than $1,048.2 million in the Prior Period. Acquisitions added 0.2% to Current Period sales, while the impact of currency translation rates favorably impacted sales by 0.7%. Consumable sales increased 3.6% and continue to be negatively affected by uneven patient demand for dental services as a result of the weak economy. We believe the sales growth would be less than 1% after excluding the impact of the additional week.

Dental equipment and software sales rose 9.9% compared to the Prior Period. Sales of basic dental equipment and software grew 11.0%, led by sales of digital sensors and cone beam and panoramic imaging systems. Sales of CEREC dental systems grew 6.0%. Sales of other services and products in the Dental segment rose 3.4% in the Current Period.

Sales of the Veterinary segment rose 3.4% to $341.2 million in the Current Period. The period-over-period comparability of Veterinary sales was affected by several factors, similar to those that are discussed in the quarter-over-quarter comparison above.

In the Current Period, Rehabilitation segment sales of $260.1 million were 14.8% higher than the $226.5 million of sales in the Prior Period. The impact of acquisitions contributed 13.1% to sales growth, while unfavorable changes in foreign currency translation rates reduced Current Period sales by 1.0%.

Gross Margins. Consolidated gross margin improved 10 basis points to 32.8% in the Current Period, due in part to the relative sales growth of the Medical segment which generates a higher gross margin than the other two segments, as well as improved gross margins in the Medical and Veterinary segments. These factors were largely offset by a decline in the Dental segment.

Dental gross margin declined 70 basis points due mostly to product mix, including a shift in sales mix toward equipment. Gross margin of the Veterinary segment increased 130 basis points as a result of the shift of certain product categories from full distribution to agency arrangements and increased levels of vendor rebates earned in the Current Period. In addition, the gross margin of the Veterinary segment reflects the decision to exit the low margin production animal business of Columbus Serum. Rehabilitation segment gross margin improved 50 basis points due to the favorable impact of product mix and rebates.

Operating Expenses. The consolidated operating expense ratio improved 40 basis points from the Prior Period to 22.3%.

The Dental segment’s operating expense ratio improved 70 basis points due mostly to leverage of higher sales on fixed and semi-variable costs and expense control measures. The operating expense ratio of the Veterinary segment was 30 basis points lower in the Current Period. These operating expenses in the Prior Period included costs related to the integration of the Columbus Serum acquisition, which is now complete.

The Rehabilitation segment’s operating expenses as a percent of sales was flat with the Prior Period. This ratio was adversely affected in the Current Period by costs associated with the acquisition and integration costs of the DCC businesses. The impact of this acquisition on the operating expense leverage is expected to lessen in the second half of fiscal 2011.

Operating Income. Current Period operating income totaled $179.2 million, or 10.5% of sales, compared to Prior Period operating income of $161.3 million, or 10.1% of net sales. As discussed above, the main factor contributing to the higher Current Period operating margin was a decrease in the operating expense ratio of 40 basis points.

Other (Expense) Income, Net. Net other expense was $8.1 million in both periods.

Income Taxes. The effective income tax rate for the Current Period was 37.3% compared to 38.4% in the Prior Period. The Current Period was favorably affected by the portion of our cash dividends paid on allocated shares owned by the Employee Stock Ownership Plan.

Net Income and Earnings Per Share. Net income increased 13.6% to $107.3 million, compared to $94.4 million in the Prior Period. Earnings per diluted share was $0.90 in the Current Period compared to $0.79 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash used in operating activities was $14.4 million in the Current Period, compared to cash provided of $55.5 million in the Prior Period. In the Current Period, the revised accounting standards of ASC 860, Accounting for Transfers of Financial Assets, became effective and the transfers of finance contracts to a third party conduit were treated as secured borrowings as opposed to being derecognized under sale accounting. Accordingly, the balance sheet at the end of the Current Period reflects both $122.3 million of transferred finance contracts as an asset and the cash advances on those finance contracts as a liability. The advances are classified as a financing activity in the Current Period, while they were classified as an operating cash activity in the Prior Period.

Partially offsetting the effect of the classifications described above was a financing program the Company had invested in to support marketing efforts directed at the CEREC product line in fiscal 2009. The promotion generated approximately $100 million of finance contracts that the Company could not immediately sell to our funding sources due to certain requirements in those funding arrangements. As a result, at the end of the Prior Period, these receivables had not been sold, resulting in lower cash flows from operating activities. The majority of these finance contracts were sold later in fiscal 2010.

Net cash used in investing activities in the Current Period was $66.7 million compared to $41.3 million in the Prior Period. Current Period activity is primarily related to the June 2010 acquisition of the rehabilitation businesses of DCC Healthcare. The acquired businesses provide assistive living products and rehabilitation equipment and supplies to customers primarily in the UK, continental Europe and Australia, with combined sales of approximately $70 million for their fiscal year ended March 31, 2010. In addition, capital expenditures have been $20.0 million in the Current Period and include the build-out of a distribution facility in Indiana and the ongoing construction of a new facility for the Patterson Technology Center. The Prior Period use of cash included two smaller acquisitions totaling $28.2 million and capital expenditures of $13.1 million. Total capital expenditures for fiscal 2011 are expected to approximate $35 million.

Net cash provided by financing activities was $71.7 million in the Current Period compared to cash used by financing activities of $16.1 million in the Prior Period. As discussed above, cash advances on transferred finance contracts of $122.3 million are classified as a financing activity. The Company, which paid its first dividend in the fourth quarter of fiscal 2010, paid dividends of $23.7 million in the Current Period. In addition, $36.9 million was used repurchase common stock, while there were no repurchases in the Prior Period.

In the Prior Period, the Company repaid $22.0 million outstanding under its revolving credit facility. No amounts under this facility were outstanding in the Current Period. $300 million is currently available under the facility, which expires in November 2012.

During the Current Period, the Canadian dollar weakened against the U.S. Dollar, while in the Prior Period it strengthened. The effect of this, and to a lesser degree other exchange rate changes, on cash was to reduce cash balances by $11.8 million in the Current Period and increase cash balances by $12.1 million in the Prior Period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance codified into ASC Topic No. 860, “Transfers and Servicing” (ASC 860) which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. Also in June 2009, the FASB issued guidance codified into ASC Topic No. 810, “Consolidation” (ASC 810) which amends the consolidation guidance applicable to variable interest entities. The Company adopted ASC 860 and ASC 810 at the beginning of fiscal 2011. See Note 5 to the condensed consolidated financial statements for a discussion of the impact of this guidance.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20) which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 30, 2010. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 30, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company could have repurchased up to six million shares of common stock. In December 2007, the Company’s Board of Directors expanded this authorization to allow for the purchase of up to twenty five million shares of common stock. As of October 30, 2010, 4,557,057 shares remain available for purchase under the authorization, which expires on December 31, 2012.

The following table presents activity under the stock repurchase program during the quarter ended October 30, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
August 1, 2010 to August 28, 2010	—	$—	—	5,905,430
August 29, 2010 to September 25, 2010	948,373	$27.14	948,373	4,957,057
September 26, 2010 to October 30, 2010	400,000	$28.02	400,000	4,557,057

	1,348,373	$27.40	1,348,373

ITEM 6.	EXHIBITS

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

Dated: December 9, 2010

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