Form 10-Q
period 2011-01-29
PATTERSON COMPANIES, INC.
filed 2011-03-10
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2011.

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

Patterson Companies, Inc. had outstanding 122,876,305 shares of common stock as of March 4, 2011.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended January 29, 2011, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2010 Annual Report on Form 10-K filed June 23, 2010 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 29, 2011	April 24, 2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$388,039	$340,591
Receivables, net	420,778	452,746
Inventory	323,270	288,725
Prepaid expenses and other current assets	43,865	51,696

Total current assets	1,175,952	1,133,758

Property and equipment, net	185,572	169,598
Long-term receivables, net	91,893	75,073
Goodwill	793,488	782,083
Identifiable intangibles, net	230,001	223,594
Other	26,679	38,863

Total assets	$2,503,585	$2,422,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,227	$193,626
Accrued payroll expense	55,811	67,809
Other accrued expenses	97,325	86,916
Income taxes payable	1,347	0
Current maturities of long-term debt	0	0

Total current liabilities	326,710	348,351

Long-term debt	525,000	525,000
Other long-term liabilities	100,319	108,107

Total liabilities	952,029	981,458

STOCKHOLDERS’ EQUITY
Common stock	$1,229	$1,234
Additional paid-in capital	21,344	41,703
Accumulated other comprehensive income (loss)	25,268	23,291
Retained earnings	1,620,683	1,493,885
Notes receivable from ESOP	(116,968)	(118,602)

Total stockholders’ equity	1,551,556	1,441,511

Total liabilities and stockholders’ equity	$2,503,585	$2,422,969

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Net sales	$824,650	$820,084	$2,531,851	$2,424,614

Cost of sales	543,775	544,015	1,691,575	1,623,324

Gross profit	280,875	276,069	840,276	801,290

Operating expenses	188,168	182,302	568,393	546,247

Operating income	92,707	93,767	271,883	255,043

Other income and (expense):
Interest income	1,577	2,122	7,118	6,491
Interest expense	(6,380)	(6,406)	(19,499)	(19,383)
Other gain (loss)	(1,620)	(10)	(2,097)	480

Income before taxes	86,284	89,473	257,405	242,631

Income taxes	30,888	33,424	94,727	92,182

Net income	$55,396	$56,049	$162,678	$150,449

Earnings per share:

Basic	$0.47	$0.47	$1.37	$1.27

Diluted	$0.47	$0.47	$1.36	$1.26

Weighted average common shares:

Basic	117,994	118,518	118,544	118,324

Diluted	118,837	119,434	119,331	119,097

Dividends declared per common share	$0.10	$0.00	$0.30	$0.00

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	January 29, 2011	January 23, 2010

Operating activities:
Net income	$162,678	$150,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,768	17,910
Amortization	12,067	10,324
Share-based compensation	7,911	6,618
Excess tax benefits from share-based compensation	(1,276)	(381)
Bad debt expense	2,613	3,047
Change in assets and liabilities, net of acquired	(11,306)	(34,840)

Net cash provided by operating activities	191,455	153,127

Investing activities:
Additions to property and equipment, net	(29,199)	(17,506)
Acquisitions, net	(52,343)	(28,151)

Net cash used in investing activities	(81,542)	(45,657)

Financing activities:
Dividends paid	(35,543)	0
Repurchases of common stock	(36,947)	0
Payments on credit facility	0	(22,000)
ESOP activity	881	0
Common stock issued, net	9,417	9,995
Excess tax benefits from share-based compensation	1,276	381

Net cash used in financing activities	(60,916)	(11,624)

Effect of exchange rate changes on cash	(1,549)	13,871

Net increase in cash and cash equivalents	47,448	109,717

Cash and cash equivalents at beginning of period	340,591	158,065

Cash and cash equivalents at end of period	$388,039	$267,782

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

January 29, 2011

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 29, 2011 and the results of operations and the cash flows for the periods ended January 29, 2011 and January 23, 2010. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 29, 2011 and January 23, 2010, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2010 Annual Report on Form 10-K filed on June 23, 2010.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The third quarter of fiscal 2011 and fiscal 2010 represent the 13 weeks ended January 29, 2011 and January 23, 2010, respectively. Because the first quarter of fiscal 2011 included an additional week, the nine months ended January 29, 2011 included 40 weeks, while the nine months ended January 23, 2010 included 39 weeks. Fiscal 2011 will include 53 weeks of operations, while fiscal 2010 was comprised of 52 weeks.

Comprehensive Income

Total comprehensive income was $58,135 and $164,655 for the three months and nine months ended January 29, 2011, respectively, and $53,100 and $175,861 for the three and nine months ended January 23, 2010, respectively. Other than net income, comprehensive income also includes foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. During the nine months ended January 23, 2010, comprehensive income was positively affected by approximately $25 million due to the effects of changes in exchange rates on foreign currency translation. The effects of changes in exchange rates on foreign currency translation were not significant during the nine months ended January 29, 2011.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Denominator:
Denominator for basic earnings per share—weighted-average shares	117,994	118,518	118,544	118,324
Effect of dilutive securities—stock options, restricted stock, and stock purchase plans	843	916	787	773

Denominator for diluted earnings per share—adjusted weighted average shares	118,837	119,434	119,331	119,097

Options to purchase 595 and 606 shares of common stock during the three and nine months ended January 29, 2011, respectively, and 869 and 1,057 shares during the three and nine months ended January 23, 2010, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards excluded from the calculation of diluted earnings per share were 0 and 230 shares during the three and nine months ended January 29, 2011, respectively, and 0 and 80 shares during the three months and nine months ended January 23, 2010, respectively, because the effect would have been anti-dilutive.

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

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 24, 2010 and January 29, 2011 are as follows:

	Balance at April 24, 2010	Acquisition Activity	Translation And Other Activity	Balance at January 29, 2011

Dental Supply	$131,370	$0	$543	$131,913
Rehabilitation Supply	530,904	5,618	261	536,783
Veterinary Supply	119,809	650	4,333	124,792

Total	$782,083	$6,268	$5,137	$793,488

The increase in the acquisition activity column during the nine month period ended January 29, 2011 primarily reflects the purchase price allocations of the rehabilitation businesses of DCC Healthcare, which was acquired in June 2010. The translation and other activity column is comprised primarily of earn-out payments made related to acquisitions completed prior to fiscal year 2010.

Other intangibles acquired in the acquisitions from DCC Healthcare had a fair value of approximately $17.3 million and a weighted average useful life of 9.9 years.

Balances of other intangible assets excluding goodwill are as follows:

	January 29, 2011	April 24, 2010

Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464

Amortized:
Distribution agreement, customer lists and other	227,618	209,050
Less: Accumulated amortization	(74,081)	(61,920)

Net amortized other intangiable assets	153,537	147,130

Total identifiable intangible assets, net	$230,001	$223,594

NOTE 3 DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to certain offsetting and identical interest rate cap agreements. The cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. Prior to the Third Amended and Restated Receivables Purchase Agreement entered into on December 3, 2010, the commercial paper conduit was managed by JPMorgan Chase Bank, N.A. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit, and replace a minimum interest rate margin previously required under the sale agreement.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 29, 2011, PDC Funding had purchased two interest rate caps from banks with combined notional amounts of $500 million and maturity dates of September 2018. Patterson Companies, Inc. sold two identical interest rate caps to the same banks. Similarly to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements. These agreements have a notional amount of $110 million and a maturity date of July 2015.

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with our finance contracts. As of January 29, 2011, the agreements have notional amounts of approximately $10 million and $7 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

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

In the second quarter of fiscal 2011, the Company entered into a foreign currency forward contract that served as a hedge on a short-term intercompany loan. The forward contract and intercompany loan were both settled during the second quarter. The loss on the contract was $2.0 million.

The following table presents the fair value of the Company’s interest rate contracts:

Derivative type	Classification	January 29, 2011	April 24, 2010	January 23, 2010
Assets:
Interest rate contracts	Other noncurrent assets	$6.2	$11.7	$9.0

Liabilities:
Interest rate contracts	Other noncurrent liabilities	$6.5	$12.6	$10.2

The following table presents the effect of interest rate and foreign currency contracts on the consolidated statements of income:

		Three Months Ended		Nine Months Ended
Derivative type	Location of gain(loss) recognized on derivative	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Interest rate contracts	Other income(expense), net	$0.0	$(0.2)	$0.0	$(0.8)
Foreign currency contracts	Other income(expense), net	$0.0	$0.0	$(1.9)	$0.0

NOTE 4 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1	-	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2	-	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	-	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of January 29, 2011 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$216.8	$216.8	0	0
Derivative instruments	6.2	0	$6.2	0

Total assets	$223.0	$216.8	$6.2	$0

Liabilities:
Derivative instruments	$6.5	$0	$6.5	$0

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 24, 2010 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$141.3	$141.3	0	0
Derivative instruments	11.7	0	$11.7	0

Total assets	$153.0	$141.3	$11.7	$0

Liabilities:
Derivative instruments	$12.6	$0	$12.6	$0

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

Certain assets are measured at fair value on a consolidated basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets in fiscal years 2011, 2010 or 2009.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximate fair value at January 29, 2011.

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

In fiscal 2003, the Company initiated an agreement to sell its equipment finance contracts to a commercial paper conduit managed by JPMorgan Chase Bank N.A. To participate in the commercial paper conduit, the Company was required to establish a special purpose entity (“SPE”), PDC Funding Company, LLC, a consolidated, wholly owned subsidiary. In December 2010, this agreement was amended and restated and The Bank of Tokyo-Mitsubishi UFJ, Ltd. became the managing agent under the amended agreement.

The Company transfers financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduits. The SPE does not issue any debt. While there is no recourse to the Company by the commercial paper conduits on the sale of contracts, the Company receives only 87.5% of the principal amount of the contracts upon the sale. The remaining 12.5% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The holdback receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity of this arrangement with the conduits as of January 29, 2011 is $500 million.

The Company also maintains an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchased customers’ financing contracts. The Company has established another SPE, PDC Funding LLC II (“PDC II”), as a consolidated, wholly owned subsidiary, which sold financing contracts to the U.S. Bank group. The Company received 88% of the principal amounts of the contracts upon sale with the remaining 12% of the proceeds held by the banks as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement was $110 million. In the fourth quarter of fiscal 2010, this agreement was amended such that no additional contracts will be sold, but the remaining contracts previously sold and outstanding under the agreement will continue under the agreement. Approximately $53 million of such contracts were outstanding as of January 29, 2011.

Under the terms of the amended and restated agreements described above, these financing arrangements are accounted for as a sale under ASC Topic No. 860, Accounting for the Transfers of Financial Assets. The Company sold approximately $240.1 million and $202.2 million of its contracts under these arrangements during the nine months ended January 29, 2011 and January 23, 2010, respectively.

The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at January 29, 2011.

Included in current receivables in the consolidated balance sheets are approximately $89.5 million, net of unearned income of $3.8 million, and $116.7 million, net of unearned income of $4.2 million, as of January 29, 2011 and April 24, 2010, respectively, of finance contracts not yet sold by the Company. A total of $468.2 million of finance contracts receivable sold under the agreements was outstanding at January 29, 2011. The residual receivable under the arrangements was approximately $78.9 million and $65.2 million as of January 29, 2011 and April 24, 2010, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

Prior to fiscal 2011, these financing arrangements were accounted for as a sale of assets, whereby the finance contracts transferred to the commercial paper conduit were derecognized. Under the revised accounting standards of ASC Topic No. 860, transfers under the agreement with the commercial paper conduit prior to the amendment and restatement in December 2010 described above were accounted for as secured borrowings. Accordingly, the assets transferred during the first two quarters of fiscal 2011 were not derecognized and a liability for the cash advances received was included in the balance sheet as of October 30, 2010. When these assets were transferred in December 2010 under the revised and amended agreement, they were accounted for as a sale of assets.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Net sales
Dental supply	$557,048	$572,073	$1,662,936	$1,620,231
Rehabilitation supply	117,876	96,240	377,976	322,777
Veterinary supply	149,726	151,771	490,939	481,606

Consolidated net sales	$824,650	$820,084	$2,531,851	$2,424,614

Operating income
Dental supply	$73,785	$75,001	$198,337	$193,261
Rehabilitation supply	12,846	12,859	48,381	42,617
Veterinary supply	6,076	5,907	25,165	19,165

Consolidated operating income	$92,707	$93,767	$271,883	$255,043

The following table presents sales information by product for the Company:

	Three Months Ended		Nine Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Net sales
Consumable and printed products	$520,011	$501,141	$1,653,946	$1,586,534
Equipment and software	232,594	249,324	668,372	636,979
Other	72,045	69,619	209,533	201,101

Total	$824,650	$820,084	$2,531,851	$2,424,614

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

The fiscal year end of the Company is the last Saturday in April. The nine months ended January 29, 2011 included an extra or fortieth week and fiscal year 2011 ending April 30, 2011 will include 53 weeks, while fiscal 2010 was comprised of 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Nine Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9%	66.3%	66.8%	67.0%

Gross margin	34.1%	33.7%	33.2%	33.0%
Operating expenses	22.8%	22.2%	22.4%	22.5%

Operating income	11.2%	11.4%	10.7%	10.5%
Other expense, net	(0.8%)	(0.5%)	(0.6%)	(0.5%)

Income before taxes	10.5%	10.9%	10.2%	10.0%

Net income	6.7%	6.8%	6.4%	6.2%

QUARTER ENDED JANUARY 29, 2011 COMPARED TO QUARTER ENDED JANUARY 23, 2010.

Net Sales. Consolidated net sales for the three months ended January 29, 2011 (“Current Quarter”) were $824.7 million, an increase of 0.6% compared to $820.1 million for the three months ended January 23, 2010 (“Prior Quarter”). Acquisitions contributed 2.1% to sales growth and changes in foreign currency translation rates increased sales by 0.2%.

Sales of the Dental segment were $557.0 million, a decrease of 2.6% compared to Prior Quarter sales of $572.1 million. Consumable sales grew 2.9% in the Current Quarter and we believe this increase is an indication that the underlying dental market is gradually strengthening.

Dental equipment and software sales declined 11.9% in the Current Quarter. The lower sales performance was largely isolated to our dental technology equipment business, where sales of CEREC dental restorative systems and various digital product offerings were lower than both the Prior Quarter and our expectations. Earlier in fiscal 2011, we made the decision to reduce promotional activities for CEREC and digital products during the latter half of the year. Based on the impact of this decision on the Current Quarter, we have revised certain technology marketing programs which we believe will start rebuilding sales momentum for these equipment categories in the fourth quarter of fiscal 2011.

Sales of other services and products in the Dental segment grew 3.3% in the Current Quarter.

Veterinary segment sales declined 1.3% in the Current Quarter to $149.7 million. The comparability of this segment’s sales continued to be affected by previously reported changes in the distribution arrangements for certain pharmaceuticals, which reduced Current Quarter sales growth by an estimated three percentage points.

Current Quarter Rehabilitation segment sales were $117.9 million, an increase of 22.5% from $96.2 million in the Prior Quarter. Acquisitions contributed 17.8% to sales growth and unfavorable changes in foreign currency translation rates reduced sales in the Current Quarter sales by 0.9%. The acquisition contribution was from the June 2010 acquisition of the rehabilitation businesses of DCC Healthcare. The Rehabilitation segment’s sales in the Current Quarter were affected by weakness in its sales to U.K. customers due to budgetary constraints being imposed by the British government on its National Health Service.

Gross Margins. Consolidated gross margin increased 40 basis points in the Current Quarter to 34.1%. Dental gross margin improved 70 basis points due mostly to a higher percentage of total sales coming from consumables. Gross margin of the Veterinary segment decreased 30 basis points. Rehabilitation segment gross margin declined 90 basis points due to the impact of the lower gross margin associated with the sales contribution of the DCC healthcare entities acquired in June 2010.

Operating Expenses. The consolidated operating expense ratio increased 60 basis points from the Prior Quarter to 22.8%.

The Dental segment’s operating expense ratio was 50 basis points higher due to the impact of fixed and semi-variable costs on the lower sales in the Current Quarter. The operating expense ratio of the Veterinary segment improved 50 basis points.

The Rehabilitation segment’s operating expenses as a percent of sales were 150 basis points higher in the Current Quarter resulting from the integration of the DCC businesses. Included in those operating expenses were $1.1 million of redundancy costs which will not recur.

Operating Income. Current Quarter operating income was $92.7 million, or 11.2% of net sales. In the Prior Quarter, operating income was $93.8 million, or 11.4% of net sales. The lower operating margin resulted from the 60 basis point increase in the operating expense ratio, partly offset by the 40 basis point improvement in gross margin as described above.

Other (Expense) Income, Net. Net other expense was $6.4 million in the Current Quarter compared to net other expense of $4.3 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest income of $1.6 million was down $0.5 million from the Prior Quarter due mostly to less finance receivables outstanding during the Current Quarter. In addition, the Current Quarter includes a $1.4 million non-cash charge arising from certain equity transactions at VetSource, an equity investment, prior to our investment in this veterinary pharmaceutical services company.

Income Tax Expense. The effective income tax rate for the Current Quarter was 35.8% and was favorably affected by the portion of our cash dividends paid on allocated shares owned by the Employee Stock Ownership Plan. In addition, certain net operating loss carryforwards that were acquired in the purchase of the Mobilis entities in fiscal 2009 were realized on our UK tax returns. In the Prior Quarter, the tax rate was 37.4%.

Net Income and Earnings Per Share. Net income decreased 1.2% to $55.4 million, compared to $56.0 in the Prior Quarter. Earnings per diluted share were $0.47 in both the Current and Prior Quarters.

NINE MONTHS ENDED JANUARY 29, 2011 (40 WEEKS) COMPARED TO QUARTER ENDED JANUARY 23, 2010 (39 WEEKS).

Net Sales. Consolidated net sales for the nine months ended January 29, 2011 (“Current Period”) totaled $2,531.9 million compared to $2,424.6 million for the nine months ended January 23, 2010 (“Prior Period”). Total sales growth of 4.4% included a contribution from acquisitions of 2.0% and a positive impact from foreign currency translation rates of 0.3%. The Current Period includes an additional week due to the Company’s fiscal year convention of ending on the last Saturday in April. It is difficult to quantify the exact impact of this additional week, but estimates have been provided in those areas where it is possible to make reasonable approximations. We estimate that the impact of the extra week on consolidated sales was approximately two percentage points.

Dental segment sales of $1,662.9 million were 2.6% higher than $1,620.2 million in the Prior Period. Acquisitions added 0.1% to Current Period sales and the impact of currency translation rates favorably impacted sales by 0.7%. Consumable sales increased 3.4% and have been affected by uneven patient demand for dental services as a result of the weak economy.

Dental equipment and software sales grew 1.1% compared to the Prior Period. Sales of basic dental equipment and software grew 4.1%, led by sales of digital sensors and cone beam and panoramic imaging systems. Sales of CEREC dental systems declined 9.1%. Sales of other services and products in the Dental segment rose 3.4% in the Current Period.

Sales of the Veterinary segment rose 1.9% to $490.9 million in the Current Period. The period-over-period comparability of Veterinary sales was affected by the change in distribution arrangements for certain pharmaceuticals, which are discussed in the quarter-over-quarter discussion above.

In the Current Period, Rehabilitation segment sales of $378.0 million were 17.1% higher than the $322.8 million of sales in the Prior Period. The impact of acquisitions contributed 14.5% to sales growth, while unfavorable changes in foreign currency translation rates reduced Current Period sales by 1.0%.

Gross Margins. Consolidated gross margin improved 20 basis points to 33.2% in the Current Period, due in part to the relative sales growth of the Medical segment which generates a higher gross margin than the other two segments, as well as improved gross margin in the Medical and Veterinary segments. These factors were largely offset by a decline in the Dental segment.

Dental gross margin declined 30 basis points due mostly to product mix. Gross margin of the Veterinary segment increased 80 basis points as a result of the shift of certain product categories from full distribution to agency arrangements and increased levels of vendor rebates earned in the Current Period. In addition, the gross margin of the Veterinary segment reflects the decision to exit the low margin production animal business of Columbus Serum. The Rehabilitation segment gross margin improved 20 basis points due to the favorable impact of product mix and rebates, and despite an unfavorable impact from the newly acquired assets from DCC Healthcare. We expect this latter impact to mitigate over the next several quarters as these assets are further integrated into this segment’s operations.

Operating Expenses. The consolidated operating expense ratio improved 10 basis points from the Prior Period to 22.4%.

The Dental segment’s operating expense ratio improved 20 basis points due mostly to leverage of higher sales on fixed and semi-variable costs and expense control measures. The operating expense ratio of the Veterinary segment was 40 basis points lower in the Current Period. The operating expenses in the Prior Period included costs related to the integration of the Columbus Serum acquisition, which is now complete.

The Rehabilitation segment’s operating expenses as a percent of sales was 60 basis points higher than the Prior Period reflecting the impact of costs associated with the acquisition and integration of the DCC businesses. The impact of this acquisition on operating expense is expected to lessen in the fourth quarter of fiscal 2011.

Operating Income. Current Period operating income totaled $271.9 million, or 10.7% of sales, compared to Prior Period operating income of $255.0 million, or 10.5% of net sales. As discussed above, in the Current Period gross margin improved and the operating expense ratio improved 20 and 10 basis points, respectively.

Other (Expense) Income, Net. Net other expense was $14.5 million in the Current Period compared to $12.4 million in the Prior Period. The Current Period includes the $1.4 million non-cash charge arising from certain equity transactions at VetSource as discussed above.

Income Taxes. The effective income tax rate for the Current Period was 36.8% compared to 38.0% in the Prior Period. The Current Period was favorably affected by the portion of our cash dividends paid on allocated shares owned by the Employee Stock Ownership Plan. In addition, certain net operating loss carryforwards that were acquired in the purchase of the Mobilis entities in fiscal 2009 were realized on our UK tax returns.

Net Income and Earnings Per Share. Net income increased 8.1% to $162.7 million, compared to $150.4 in the Prior Period. Earnings per diluted share was $1.36 in the Current Period compared to $1.26 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $191.5 million in the Current Period, compared to $153.1 million in the Prior Period. The increase was due primarily to a larger reduction in receivables of approximately $27 million in the Current Period. In addition, net income was $12.2 million higher in the Current Period.

Net cash used in investing activities in the Current Period was $81.5 million compared to $45.7 million in the Prior Period. Current Period activity is primarily related to the June 2010 acquisition of the rehabilitation businesses of DCC Healthcare. The acquired businesses provide assistive living products and rehabilitation equipment and supplies to customers primarily in the UK, continental Europe and Australia, with combined sales of approximately $70 million for their fiscal year ended March 31, 2010. In addition, capital expenditures have been $29.2 million in the Current Period and include the build-out of a distribution facility in Indiana and the ongoing construction of a new facility for the Patterson Technology Center. The Prior Period use of cash included two smaller acquisitions totaling $28.2 million and capital expenditures of $17.5 million. Total capital expenditures for fiscal 2011 are expected to approximate $35 million.

Net cash used in financing activities was $60.9 million in the Current Period compared to $11.6 million in the Prior Period. The Company, which paid its first dividend in the fourth quarter of fiscal 2010, paid dividends of $35.5 million in the Current Period. In addition, $36.9 million was used repurchase common stock, while there no repurchases in the Prior Period.

In the Prior Period, the Company repaid $22.0 million outstanding under its revolving credit facility. No amounts under this facility were outstanding in the Current Period. $300 million is available under the facility, which expires in November 2012.

During the Prior Period, the Canadian dollar strengthened against the U.S. Dollar. This change was the primary reason for a $13.9 million favorable exchange rate effect on cash balances in the Prior Period. The impact of exchange rate changes on cash was minimal in the Current Period.

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

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 29, 2011. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 29, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In September 2004, the Company’s Board of Directors approved a stock repurchase program under which the Company could have repurchased up to six million shares of common stock. In December 2007, the Company’s Board of Directors expanded this authorization to allow for the purchase of up to twenty five million shares of common stock. As of January 29, 2011, 4,557,057 shares remain available for purchase under the authorization, which expires on December 31, 2012.

There was no activity under the stock repurchase program during the quarter ended January 29, 2011.

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

Dated: March 10, 2011

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