Form 10-K
period 2011-04-30
PATTERSON COMPANIES, INC.
filed 2011-06-29
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on October 30, 2010, was approximately $3,185,000,000. (For purposes of this calculation all of the registrant’s officers, directors, presidents of operating units and 10% owners known to the Company are deemed affiliates of the registrant.)

As of June 24, 2011, there were 119,941,874 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 30, 2011 are incorporated by reference into Part III.

FORM 10-K INDEX

PART I

Item 1.	BUSINESS

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes forward-looking statements. Reference is made to Item 1A—Risk Factors and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Operating Results and Item 1A—Risk Factors, for a discussion of certain factors that could cause the Company’s actual operating results to differ materially from those expressed in any forward-looking statements.

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

Unless otherwise indicated, all references to Patterson or the Company include its subsidiaries: Patterson Dental Holdings, Inc., Direct Dental Supply Co., Patterson Dental Canada Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., PDC Funding Company, LLC, PDC Funding Company II, LLC, Patterson Technology Center, Inc., Patterson Office Supplies, Inc., Webster Management LP, Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Sammons Preston Canada, Inc., Tumble Forms, Inc., Midland Manufacturing Company Inc., Patterson Logistics Services, Inc., Williamston Industrial Center, LLC, Patterson Global Ltd., Patterson Medical Ltd., Mobilis Healthcare Group Ltd., Halo Healthcare Ltd., County Footwear Ltd., Dolphin Imaging Systems, LLC, Dolphin Practice Management, LLC, Kinetec SA, Ausmedic Australia Pty., Auckbritt International Ltd., Metron Holding Pty., Metron Medical Australia Ltd., Metron Medical Co. Ltd., Physio Med Services Ltd., Days Healthcare Property Investments Ltd., PCI Limited I, LLC, PCI Limited II, LLC and PCI Two Limited Partnership.

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

Shared Services Initiative

The Company has continued to consolidate its distribution infrastructure and business systems over the past several years. With respect to the distribution infrastructure, beginning in fiscal 2005, the consolidation of facilities began with a facility in Columbia, SC that replaced the individual dental and veterinary distribution centers that were serving this region. As of April 30, 2011, there are eight facilities that serve two or three of the Company’s business units. These strategically located facilities enable the Company to realize operating efficiencies and improve customer service.

In fiscal 2008, the first shared sales branch office locations were established, enabling multiple business units to operate at one physical location. As of April 30, 2011, there are ten shared locations and the Company plans to leverage additional branch sharing between two or three business units in select markets in fiscal 2012 and beyond.

The Patterson Technology Center (“PTC”) has staff dedicated to support of the technology offerings of each of the Company’s business units. Such technology product and service offerings have expanded in recent years and will continue to be a focus of the Company. The PTC supports over 80,000 customers nationwide, with a goal to resolve any situation in one call, whether the question or concern involves hardware, software, computer networking or digital technology. The PTC is also the source for development of the various proprietary practice management & patient education products that are offered by the business units, as well as customer order entry systems deployed by the Company. In addition, in conjunction with the branch offices of the business units, the PTC provides network installation and customer training.

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental is one of the two largest distributors of dental products in North America. The business has operations in the United States and Canada. Patterson Dental, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides: consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental offers customers a broad selection of dental products including more than 90,000 stock keeping units (“SKUs”) of which approximately 4,000 are private-label products sold under the Patterson name. Patterson Dental also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. Patterson Dental markets its dental products and services through more than 1,500 direct sales representatives, 271 of whom are equipment specialists.

Patterson Dental has over 130 years of experience providing quality products and services to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to approximately $2.2 billion in fiscal 2011 and profitability has increased from an operating loss in fiscal 1986 to operating income of $272.2 million in fiscal 2011.

Patterson estimates the dental supply market it serves to be approximately $6.8 billion annually and that its share of this market is approximately 33%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices and is attractive for the Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 185,000 dentists practicing in the United States. In Canada, there are approximately 18,000 licensed dentists according to the Canadian Dental Association. The average general practitioner generated approximately $713,000 in annual revenue in 2007, while the average specialty practitioner produces about $1,050,000. The Company believes that a dentist uses between 5% and 7% of annual revenue to purchase consumable supplies used in the daily operations of the practice. This translates into between $35,000 and $50,000 of supplies being purchased by the average practice each year. The Company believes the average dental practitioner purchases about 40% of their supplies from their top supplier.

Total expenditures for dental services in the United States increased from $31 billion in 1990 to $102 billion in 2009. The Company believes that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

•

Demographics. The U.S. population grew from 235 million in 1980 to 309 million in 2010, and is expected to reach 334 million by 2020. The median age of the population is also increasing and the Company believes that older dental patients spend more on a per capita basis for dental services.

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

•	Coverage by dental plans. An increasing number of dental services are being funded by private dental insurance. In 2010, approximately 54% of the U.S. population had some form of dental coverage.

Strategy

Patterson’s objective within the dental segment is to remain a leading national distributor of supplies, equipment and related services in the market while continuing to improve its profitability and enhance its value to customers. To achieve this objective, Patterson Dental has adopted a strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve our own operating efficiencies, and growing through internal expansion and acquisitions.

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

Patterson Dental meets its customers requirements by delivering frequent, small quantity orders rapidly and reliably from its strategically located distribution centers. Equipment specialists, service technicians and technology trainers also support the Company’s value-added strategy. Equipment specialists offer consultation on office design, equipment requirements and financing. Technology advisors from the branches provide guidance on integrating technology solutions including practice management and clinical software, digital radiography, custom hardware and networking into the dental practice. The Company’s experienced service technicians perform equipment installation, maintenance and repair services including services on products not purchased through Patterson.

Using Technology to Enhance Customer Service. As part of its commitment to providing superior customer service, the Company offers its customers easy order placement. The Company has offered electronic ordering capability to its dental supply segment since 1987 when it first introduced Remote Order Entry (REMOSM). The Company believes that its computerized order entry systems help to establish relationships with new customers and increase loyalty among existing customers. The remote order entry systems permit customers to place orders from their offices directly to Patterson 24 hours a day, seven days a week. Over the years, the Company has continued to introduce new order entry systems designed to meet the varying needs of its customers. Today the Company offers four systems to the dental supply segment, eMAGINE®, REMOSM, PDXpress® and www.pattersondental.com. Customers, as well as the Company’s sales force, use these systems. Over the years, the number of orders transmitted electronically has grown steadily to approximately 74% of Patterson’s consumable dental product volume or $925 million in fiscal year 2011.

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

For those dental customers not using eMAGINE®, the Company offers three alternative order entry products. REMOSM gives customers direct and immediate ordering access through a personal computer to a database containing Patterson’s complete inventory. PDXpress® is a handheld order entry system that eliminates handwritten order forms by permitting a user to scan a product bar code from an inventory tag system or from Patterson’s bar-coded catalog. Pattersondental.com affords the customer the convenience of researching and ordering when not at the dental practice. These systems, including eMAGINE®, are provided at no additional charge to customers who maintain certain minimum purchase requirements. The PTC develops and supports the Company’s order entry systems.

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

In addition to enhancing customer service, by offering electronic order entry systems to its customers, the Company enables its sales representatives to spend more effective time with existing customers and to call on additional customers.

The Company’s proprietary practice management and clinical software, EagleSoft®, is developed and maintained by the PTC. The Company believes the PTC differentiates Patterson Dental from the competition by positioning Patterson Dental as the only company providing a single-source solution for the high growth area of digital radiography. This technology, which the Company expects to be installed eventually in most dental offices, has a current market penetration of approximately 40%. Among its many specialized capabilities, the PTC provides system configuration, as well as the seamless integration of all digital operatory components with clinical software, including our EagleSoft® line. This integration creates an electronic patient database that combines the patient’s front office record with digital information from the clinical x-ray, intra-oral camera, CEREC® and other digital equipment. Patterson Dental also will design and install the network for the digital x-ray system throughout the entire office and provides all required custom computer hardware for the system.

In addition, Patterson provides installation and customer training. The PTC provides a call center for troubleshooting customer problems and arranging for local service. Beginning in 2011, customers can select back-up services for their computerized systems through an offering from the PTC.

Software and digital radiography customers also have access to the support capabilities of the PTC. The PTC provides support for our proprietary products as well as select branded product from our manufacturers. In addition to troubleshooting problems through its customer call center, Patterson designs and configures local area networks and assembles custom hardware. The PTC also develops and supports the Company’s order entry systems.

Continuing to Improve Operating Efficiencies. Patterson Dental continues to implement programs designed to improve our operating efficiencies and allow for continued sales growth over time. These programs include a wide variety of initiatives from investing in management information systems to consolidating distribution centers. Recent initiatives include upgrading the Company’s communications architecture, developing a new technical service system, and implementation of the shared services concept.

The Company has improved operating efficiencies by converting its communications architecture to faster, higher capacity data lines that combine voice and data transmissions. The Company has made substantial progress in the development of field service management tools for its technical service operations. These tools have allowed the Company to fundamentally change its technical service business processes, improving the Company’s ability to coordinate the actions of its service technicians and enhancing customer service while reducing the overall cost of operations.

An integral part of the Company’s shared services concept is the consolidation and leveraging of distribution centers between the segments of the Company, which began several years ago. As of April 2011, there are eight distribution centers that are shared between two or all three of the operating units. In addition, the Company has begun to establish shared sales branch office locations between multiple segments. As a result of these and other efforts, the Company expects to continue to improve its operating leverage and efficiencies going forward.

Growing Through Internal Expansion and Acquisitions. Patterson Dental intends to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training skilled sales professionals as territory sales representatives, and acquiring other distributors in order to enter new, or more deeply penetrate existing, geographic markets and expand its customer base. The Company believes that it is well positioned to take advantage of expected continued consolidation in the dental distribution market. Over the past 25 years the Company has made a number of acquisitions, including the following:

Dental distribution acquisitions

•

Since 1987, Patterson has acquired over 30 dental products distributors in the United States and Canada. These acquisitions have included the third largest dental dealer in the United States and the second largest dental dealer in Canada, as well as regional and local dental dealers throughout North America. As a result of these acquisitions, along with internal expansion, the Company is now one of the two largest full service dental products distributors in both the United States and Canada.

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

•

In May 2004, Patterson Dental acquired CAESY Education Systems, Inc., the leading provider of electronic patient education services to dental practices in North America. Headquartered in Vancouver, Washington, this business provides dental practices with a range of communications media that educate patients about professional dental care, procedures and treatment alternatives with the goal of influencing patient decisions about dental services and increasing the productivity of the dental professional. Educational materials are communicated through CD/DVD media, computer programs and the dentist’s web site. These materials can be used within the dental waiting room, at chair side and in the patient’s home.

•

In December 2008, Patterson Dental acquired Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC, the leading providers of 3D imaging and practice management software for specialized dental practitioners, including orthodontists, oral maxillofacial surgeons and dental radiologists. Dolphin’s imaging software maximizes the benefit of cone beam and other digital photography and radiography systems. The Company believes there are no major competitors for Dolphin’s full range of product. Additionally, certain elements of Dolphin’s imaging software can be integrated into Patterson Dental’s current line of EagleSoft® software for general dental practitioners.

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered to dental segment customers:

	2011	2010	2009
Consumable and printed products	56%	56%	56%
Equipment and software	33	33	34
Other (1)	11	11	10

Total	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

Consumable and Printed Products

Dental Supplies. Patterson offers a broad product line of consumable dental supplies such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); hand instruments; sterilization products; anesthetics; infection control products such as protective clothing, gloves and facemasks; paper, cotton and other disposable products; toothbrushes and a full line of dental accessories including instruments, burs, and diamonds. In addition to representing a wide array of branded products from numerous manufacturers, Patterson also markets its own private label line of dental supplies including anesthetics, instruments, preventive and restorative products, and cotton and paper products. The private label line is used to complement the branded products where the customer is seeking a lower cost alternative on a product that has become commoditized in the market. Compared to most name brand supplies, the private label line provides lower prices for the Company’s customers and higher margins for the Company.

Printed Office Products. Patterson Dental provides a variety of printed office products, office filing supplies, and practice management systems. Products include custom printed products, insurance and billing forms, stationery, envelopes, business cards, labels, file folders, appointment books and other stock office supply products. Products are sold through two channels:

•	The Company’s dental sales force

•	Direct mail catalogs distributed to over 100,000 customers several times a year

A staff of telemarketing personnel located in Champaign, Illinois supports both channels. Orders are received by telephone, through the mail or electronically from the distribution order processing system.

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

Software. Patterson Dental develops and markets its own proprietary line of practice management and clinical software for dental professionals. Products include software for scheduling, billing, charting and capture/storage/retrieval of digital images. The Company also sells software products developed by third parties including Sidexis by Sirona and Dimax2 by Planmeca. These value-added products are designed to help achieve office productivity improvements, which translate into higher profitability for the customer.

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

Patient Education Services. The CAESY® line of products offers patient education products and services. These communications tools are designed to influence patient decisions about services in an efficient, cost-effective manner.

Other

Software Services. Patterson Dental offers a variety of services to complement its software products such as service agreements, software training, electronic claims processing and billing statement processing. These services provide value to customers by allowing them to keep software products current, or receive payments more rapidly while obtaining greater productivity.

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

Equipment Financing. Patterson Dental provides a variety of options to fulfill its customers’ financing needs. For qualified purchasers of equipment, the Company will arrange financing for the customer through Patterson or a third party. For non-equipment related needs, such as for working capital or real estate, customers are referred to a third party organization. This alternative allows the Company to offer its customers convenience while still meeting their diverse financing needs. In fiscal 2011, the Company originated approximately $260 million of equipment finance contracts in the United States. The Company, or its vendor partner, financed approximately 40% of the equipment purchased by customers during fiscal 2011.

Since November 1998, Patterson has maintained one or more finance referral agreements with outside finance companies to provide a more extensive selection of finance opportunities to its customers. This might include financing for practice transition transactions, working capital, leasing, real estate and long-term capital. Currently this service is provided by Wells Fargo Practice Finance, a division of Wells Fargo Bank N.A. There are no recourse provisions under this agreement. Patterson receives referral fees under this agreement and Wells Fargo extends credit and services the accounts.

Patterson generally does not hold the finance contracts initiated on equipment transactions for the duration of the contract. These contracts have generally been sold to either a commercial paper conduit, or to a group of banks.

Patterson created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in the commercial paper conduit. The Company transfers finance contracts it originates to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. As of April 30, 2011, the maximum outstanding capacity of this arrangement at any one time is $500 million. There is no recourse to the Company for contracts purchased by the commercial paper conduit, but there is a deferred purchase price by the conduit equal to approximately 16% of the principal of these contracts.

A second special purpose entity, PDC Funding Company II, LLC, sold contracts through a Contract Purchase Agreement to a group of banks. The agreement operated similarly to the Receivables Purchase Agreement described above, except that the capacity was $110 million. In the fourth quarter of fiscal 2010, this agreement was amended such that no additional contracts will be sold, but the remaining contracts previously sold and outstanding under the agreement will continue to run out under the agreement.

Patterson services the customer contracts under both of the preceding arrangements for which it receives a fee that approximates its cost for providing the service.

Sales and Marketing

During fiscal 2011, Patterson Dental sold products or services to over 120,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental’s customers include dentists, dental laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2011, and Patterson Dental is not dependent on any single customer or geographic group of customers. The Company’s sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with its sales representatives and frequent direct marketing contact, which underscores the Company’s value-added approach.

Patterson Dental has over 90 local offices throughout the U.S. and Canada so that it can provide a presence in the market and decision making near the customer. These offices, or branches, are staffed with a full complement of Patterson Dental capabilities, including sales, customer service and technical service personnel, as well as a local manager who has broad decision making authority with regard to customer related transactions and issues.

A primary component of Patterson Dental’s value-added approach is its sales force. Due to the fragmented nature of the dental supply market, Patterson believes that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an informational link to the overall industry; assist practitioners in selecting and purchasing products and help customers efficiently manage their supply inventories. Each sales representative works within an assigned sales territory under the supervision of a location (branch) manager. Sales representatives are all Patterson Dental employees and are generally compensated on a commission basis, with some, less experienced, representatives receiving a base salary and commission.

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

To enhance the total value it brings to its customers, Patterson Dental offers a value-added benefit program for its preferred customers. A new program, Patterson Advantage®, replaced the former Patterson PlusSM program effective January 2009. The Patterson Advantage® program enables members to earn “Advantage Dollars” which can be applied toward future purchases of equipment and technology products. The Patterson Advantage® program also entitles its best customers to priority technical services, automated supply management summary reports, educational materials and a variety of exclusive discount offers.

Distribution

Patterson Dental believes that responsive delivery of quality supplies and equipment is a key element to providing complete customer satisfaction. Patterson Dental ships dental consumable supplies from ten strategically located distribution centers in the U.S. and two in Canada. Orders for consumable dental supplies can be placed by telephone or electronically 24 hours a day, seven days a week. Printed office products are shipped from the Company’s manufacturing and distribution facility in central Illinois.

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

Patterson Dental’s more than 90 dental sales offices are generally configured with display areas where the latest dental equipment can be demonstrated. Dental equipment is generally custom ordered and is staged at the Patterson Dental’s sales offices before delivery to dental offices for installation.

Sources of Supply

Effective purchasing is a key strategy the Company has adopted in order to achieve its objective of continuing to improve profitability. The Company has a program to effectuate electronic data interchange (EDI) with its major vendor partners. In fiscal 2011, the Company processed approximately 70% of its invoices from dental vendors using EDI capabilities. In addition, approximately 60% of Patterson’s dental purchase order volume was conducted employing EDI. Utilizing EDI allows the Company to improve efficiencies and reduce administrative costs.

Patterson Dental obtains products from more than 1,000 vendors in the dental segment. Patterson has exclusive distribution agreements with several quality dental equipment manufacturers including Sirona Dental Systems, Inc. for CEREC® dental restorative systems and SchickTM digital x-rays. The Company is the only national dealer for A-dec® equipment, including chairs, units and cabinetry. A-dec, Inc. is the largest manufacturer of dental equipment in the U.S.

While the Company makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products sold by the Company, the concentration of business with key suppliers is considerable. The Company’s top ten supply vendors accounted for approximately 43% and 42% of the cost of dental products sold in fiscal 2011 and 2010, respectfully. Of these ten, the top two vendors accounted for 11% and 7% of both fiscal 2011 and fiscal 2010 cost of sales, respectively.

Competition

The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service and mail-order distributors. The dental supply market is extremely fragmented. In addition to Patterson and one other national, full-service firm, Henry Schein Dental, a unit of Henry Schein, Inc., there are at least 15 full-service distributors that operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end users.

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

Veterinary Supply

Overview

Webster Veterinary, or “Webster,” is a leading distributor of veterinary supplies to companion-pet (dogs, cats and other common household pets) veterinary clinics in the United States. Management believes Webster is the second largest distributor of companion-pet veterinary supplies nationally. In addition, through its fiscal 2005 acquisition of Milburn Distributions, Inc., Webster is the leading national equine distributor in the United States.

Webster provides products used for the diagnosis, treatment and/or prevention of diseases in companion pets and equine animals. Founded in 1946 and headquartered in Massachusetts, Webster has developed a strong brand identity as a value-added, full-service distributor of a virtually complete range of consumable supplies, equipment, diagnostic supplies, biologicals (vaccines) and pharmaceuticals. Webster’s product offering, totaling more than 11,000 items, is sold by approximately 230 field sales representatives. In addition to its core business of distributing veterinary products, Webster has a significant agency commission business with a few large pharmaceutical manufacturers. Under the agency relationships, Webster typically earns a commission for soliciting orders through its sales force. In the agency relationship, Webster processes the order to the manufacturer but handles none of the product nor does Webster bill and collect from the customer. The agency commissions that Webster earns range from 3% to 8%, a portion of which is shared with the direct sales personnel. Webster’s agency commissions accounted for less than 1% of its net sales in fiscal 2011. Net sales by Webster in fiscal 2011 were $674.9 million and operating income totaled $37.0 million.

The Company estimates the market for pharmaceuticals and supplies sold to companion animal and equine veterinarians through distribution is approximately $3.2 billion on an annual basis. Based upon the estimated $3.2 billion market, the Company believes its share of this market is approximately 21%. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. There are approximately 84,000 veterinarians practicing at 27,000 animal health clinics. The vast majority, approximately 66% of veterinarians, work in private animal health clinics specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $823,000 of annual revenue. These practices purchase between $80,000 and $120,000 of supplies each year, and similar to the dental practitioner, do not maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products which are administered and dispensed by veterinarians.

Over the past 15 years, the demand for veterinary services has grown significantly faster than growth in the overall economy. The companion pet segment is the fastest growing area of the overall U.S. veterinary supply market. The Company believes this growth is sustainable due to the following favorable factors:

•

Number of households with companion animals. The number of households with companion animals is steadily expanding which increases the demand for veterinary services. Today, 60% of U.S. households own a companion pet compared with 56% in 1988. Overall, 40% of all households in the U.S. own more than one pet.

•

Veterinary expenditures per household. The amount pet owners are willing to spend caring for their pet is increasing substantially. The American Pet Products Manufacturers Association estimates that pet owners will spend $50.8 billion in 2011 to care for the American pet population, a significant increase compared to $17 billion spent in 1994.

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

In fiscal 2006, Webster grew through both an acquisition and greenfield expansion. In December 2005, it acquired Intra Corp., one of the nation’s leading developers of veterinary practice management software that is marketed under the IntraVet® brand name. IntraVet® software has more than 1,600 installations nationwide and furthers Webster’s strategy of establishing a value-added business platform similar to that of Patterson Dental.

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

In October 2008, Webster acquired Columbus Serum Company, a full service distributor of companion-pet veterinary supplies, equipment and pharmaceuticals. Columbus Serum, with sales of over $160 million, serves veterinarians in the Midwest and mid-Atlantic regions and further strengthened Webster’s position in these markets. Also in October 2008, Webster acquired Odyssey Veterinary Software, LLC, a developer and marketer of Diagnostic Imaging Atlas (“DIA®”) software. DIA® software encompasses over 2,000 3D clinical animations and images, which enable the veterinarian to more fully explain and illustrate the pet’s diagnosis and recommend treatment to their clients.

In April 2010, the Company made a minority equity investment of 33.3% in VetSource, a leading North American provider of integrated specialty pharmacy distribution, including home delivery capabilities.

In fiscal 2011, Webster acquired ePet Records, LLC. Rebranded as ePetHealth, this innovative communication platform provides practitioners with a secure Internet portal for their clients to access their pets medical information 24/7 plus descriptive, easy-to-understand resources and educational materials with 3D graphics. Veterinarians can also send their clients automated electronic health service and appointment reminders, eNewsletters and health education articles and videos.

Emphasizing Value-Added, Full-Service Capabilities. Webster believes that veterinary customers value full service and responsive delivery of product, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services, and generally a superior sales representative can create a special relationship with the practitioner by providing an informational link to the overall industry. Webster’s knowledgeable sales representatives assist customers in the selection and purchasing of supplies. Most veterinarians are independent, or small unit based, practitioners who are unable to store and manage large volumes of supplies in their offices. Webster meets its customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from strategically located distribution centers. In addition, the recently acquired DIA® and ePet Records products and services described above further broaden Webster’s value-added platform.

Continuing to Improve Operating Efficiencies. Webster continuously pursues opportunities to lower costs and improve efficiencies. As of April 2011, Webster shares seven distribution facilities with one or both of the other operating units. The unit has also deployed the eMAGINE® order entry system for its customers and sales personnel. Today, 20% of the orders processed by Webster are processed through eMAGINE. In addition, a customer system that can be used by multiple business segments but maintains the same look and feel of the eMAGINE® system has been fully deployed within the unit. The system provides customer support staff with integrated customer information on one screen.

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

Broadening the product line also includes bringing new, innovative services to the customer to allow them to generate greater revenues and profitability from their practice. As Webster continues to expand and build its equipment business, it has added clinic and hospital design capabilities and technical service personnel to install and repair equipment that is sold by Webster as well as by others. With the acquisitions of the IntraVet® practice management and DIA® software products, new services and revenue opportunities have become possible.

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered to veterinary segment customers:

	2011	2010	2009
Consumable and printed products	94%	94%	94%
Equipment and software	5	5	5
Other	1	1	1

Total	100%	100%	100%

Consumable and Printed Products

Webster offers its customers a broad selection of veterinary supply products including consumable supplies, pharmaceuticals, diagnostics, biologicals, flea and tick preventatives, and pet wellness and therapeutic diets. Consumable supplies distributed by Webster include lab supplies, various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products. Webster’s pharmaceutical products include anesthetics, antibiotics, injectibles, ointments and nutraceuticals. The diagnostics product category includes on-site testing products for heartworm, FIV, FELV and Parvo- virus. Biological products are comprised of vaccines and injectibles. Many of the office supply products sold by Patterson Office Supplies are also offered to the veterinary supply market.

Equipment and Software

Webster sells equipment for hospital, laboratory and general surgical use within the veterinary practice. Webster offers innovative, quality equipment that differentiates Webster from the competition. About 50% of veterinary equipment orders are drop shipped directly to the customer, of which 15% are custom ordered from the manufacturer. The other half of veterinary equipment is distributed in a manner similar to consumable supplies. Webster has expanded its software offerings through acquisitions to include IntraVet® practice management software and DIA® software.

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

Distribution

As of April 30, 2011, veterinary products were stocked and shipped out of twelve distribution centers. The distribution of veterinary products is complemented by telesales representatives who are responsible for processing approximately 70% of customer orders in this segment. In order to meet the rapid delivery requirements of customers, most consumable products are delivered within 24 hours. Webster estimates that approximately 97% of its consumable orders are delivered to the customer on time.

Sources of Supply

Webster obtains products from nearly 575 vendors. While Webster makes purchases from many suppliers and there is generally more than one source of supply for most of the categories of products, the concentration of business with key suppliers is considerable. In fiscal 2011 and 2010, Webster’s top 10 veterinary supply manufacturers comprised 67% and 66%, respectively, and the single largest supplier comprised 13% and 14%, respectively, of the total cost of veterinary supply sales.

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

Rehabilitation Supply

Overview

Patterson Medical is headquartered in Bolingbrook, Illinois, and is the world’s leading distributor of rehabilitation medical supplies and non-wheelchair assistive products. Patterson Medical believes it offers the most comprehensive range of distributed and self-manufactured rehabilitation products to health care professionals globally. Its mission is to provide health care professionals and their patients with access to products that improve peoples’ lives by helping them to attain their highest achievable level of independence, safety and comfort. Patterson Medical operates as Sammons Preston and Medco Sports Medicine in North America and Homecraft, Mobilis, Rolyan and Ausmedic in international markets.

Patterson Medical serves as the gateway through which over 30,000 rehabilitation products originating from more than 1.500 suppliers and manufacturers are sold to a diverse customer base with an emphasis on physical therapists (“PTs”) and occupational therapists (“OTs”). It offers its customers a “one-stop shop” through what it believes to be the most comprehensive catalog in the industry, the largest direct sales force and the category’s most efficient customer service and distribution operations. Major channels of distribution are acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools. In addition, Patterson believes Patterson Medical’s reputation, global market presence and highly transferable business model will facilitate entry into new markets.

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

In March 2002, Patterson Medical completed the acquisition of the Smith & Nephew Rehabilitation (“SNR”) division of Smith & Nephew PLC, and in doing so, acquired the Rolyan, Homecraft and Kinetec brand names. The SNR acquisition added 3,500 additional products, as well as a broad array of other brand names and proprietary products. The acquisition of SNR combined the two leading distributors of rehabilitation medical supplies to create what Patterson believes is the only “one-stop shop” in the industry. Patterson Medical manufactures or has exclusively manufactured for it products representing approximately 35% of its total revenue and purchases products representing the remaining 65%. Approximately 73% of its revenue is in North America.

Patterson Medical believes the rehabilitation medical supplies and assistive products industry is approximately $5.6 billion worldwide and is expected to grow faster than the overall economy over the next several years. Industry growth is driven by strong growth in the physical and occupational therapy markets and favorable demographic trends associated with the aging of the baby-boom generation. Patterson Medical does not participate in all product segments, so its addressable market (defined as the collective market for products sold by Patterson Medical) is approximately $3.4 billion worldwide. Patterson Medical believes that it has an industry leading market share of approximately 15% in a highly fragmented rehabilitation and assistive products market.

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

International Operations

Patterson Medical’s international operations are based in the United Kingdom (“U.K.”) and are made up of three divisions: Homecraft in the U.K., Kinetec in France and Ausmedic in Australasia. The international operations broadly reflect the same business model as used in the North American market. In the U.K., France and Australia, operations include sales and marketing, customer service, distribution, purchasing and administration. France also includes a self contained manufacturing unit.

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

Homecraft’s central sales and marketing strategy is to provide a “one-stop shop” proposition to hospitals, local government and trade customers throughout the U.K. Customers are reached through a combination of mail order, a 54 person sales force, telemarketing and in-market promotional and exhibition activity.

In April 2009, Homecraft acquired Mobilis Healthcare, further increasing Homecraft’s presence in the U.K. While Homecraft has historically been focused on occupational therapy, Mobilis has a strong position in the physical therapy market.

In June 2010, Homecraft acquired the rehabilitation businesses of DCC Healthcare. The acquired DCC businesses, Days Healthcare, Physiomed and Ausmedic rank among the leaders in their overseas markets, providing assistive living products and rehabilitation equipment and supplies to hospitals, physical and occupational therapists, long-term care facilities, dealers and consumers in the U.K., continental Europe, Australia, New Zealand and other international markets.

Kinetec consists of two operations, the manufacturing and distribution of Continuous Passive Motion machines (“CPMs”) for sale on a worldwide basis and the sale and distribution of Sammons Preston Rolyan and Homecraft products in France. Products are marketed to customers through product brochures, mailings, tele-marketing and a sales force that covers the French rehabilitation market.

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

Improving Operating Efficiencies. Patterson Medical’s proprietary products, which consist of self-manufactured products, products manufactured for Patterson Medical and products sold through exclusive distribution arrangements represent approximately 35% of total revenues. Over the past several years, Patterson Medical made investments in new sales and marketing programs as a part of its accelerated adoption of Patterson’s value-added strategy, including the expansion of its sales force and the establishment of a branch office structure. The Company believes these investments will result in additional sales and operating efficiencies into the future.

As of April 2011, the unit is distributing products from four shared distribution facilities that distribute products for two or all three Patterson operating units. In addition, the first shared branch office location was created late in fiscal 2007 in Northern California. This shared branch location includes both dental and rehabilitation segment personnel, while allowing the two units to share in certain common expenses. As of April 2011, Patterson Medical now shares eight branch facilities.

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

Over the past five years, Patterson Medical has opened seventeen branch offices through acquisitions and internal start-ups in desirable locations throughout the U.S. In November 2007, Patterson Medical acquired PTOS® software, a leading line of practice management software for physical therapists.

In April 2009, Patterson Medical acquired Mobilis Healthcare, a U.K.-based business with sales of $28 million. Mobilis serves 12,000 customers in the U.K. and France and owns several leading brands that are sold into its primary markets.

Patterson Medical acquired the rehabilitation business of Empi, Inc., with sales of approximately $30 million, in June 2009.

In June 2010, Patterson Medical acquired the rehabilitation business of DCC Healthcare, with combined sales of approximately $70 million.

Products and Services

The following table sets forth the percentage of total sales represented by the principal categories of products and services offered to rehabilitation segment customers:

	2011	2010	2009
Consumables	69%	71%	69%
Equipment and software	26	24	25
Other	5	5	6

Total	100%	100%	100%

Consumables

Patterson Medical offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living—dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods / Splints—braces, splints and orthotics for protecting, supporting and positioning

•	Clinical—products that assist in the examination and treatment of patients, such as exercise bands, putty, weights, balls and mats

•	Mobility—walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

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

Equipment and Software

Rehabilitation equipment consists of exercise, examination, treatment and therapy equipment and furniture. These products include parallel bars, treatment tables, mat platforms, treadmills, stationary bicycles and CPMs. The November 2007 acquisition of PTOS™ software added a line of practice management software to Patterson Medical’s wide array of product offerings. In addition, certain acquisitions in the recent past have given the unit access to premium equipment lines that were previously unavailable to Patterson Medical.

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

A key priority has been the expansion of the field sales force, which has grown by more than 100 sales representatives since late in fiscal 2006 and now totals nearly 280 worldwide. New sales representatives are generally hired from the ranks of physical and occupational therapists, manufacturer representatives and others with extensive industry knowledge.

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

For many years, Sammons Preston and SNR had the only national sales forces in the U.S. dedicated to the clinical education and the sale of products to institutionally based PTs and OTs. With the acquisition and integration of SNR, Patterson Medical’s clinical presence and sales capability have been enhanced with a broader product offering and a more complete range of proprietary brands. The Patterson Medical sales professionals, many of whom are therapists, are located throughout the U.S. and Canada. These sales professionals have utilized the extensive product line and the comprehensive national contracts portfolio to establish direct sales to U.S. hospitals, nursing homes and rehab clinics. Patterson Medical also sells to national healthcare distributors and local dealers.

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

To enhance the total value it brings to its customers, Patterson Medical created a value-added benefit program for its preferred customers. The Patterson Advantage® program from Patterson Medical entitles its best customers to discount pricing and cash rebates, priority service scheduling, supply management summary reports and continuing education course discounts.

Distribution

Patterson Medical’s distribution process centers on its ability to fill small unit size and small dollar amount orders. In the U.S., over 6,000 packages ship daily from five locations. A majority of products are shipped out of an eastern Pennsylvania distribution center that is shared among all three Patterson operating units. Patterson Medical moved into this facility during fiscal 2007, at which time an existing distribution center located in Bolingbrook, IL was closed. In fiscal 2009, Patterson Medical moved into a Dinuba, California distribution center that carries a full line of rehabilitation products. Certain high volume product is distributed from other multi-segment facilities within the Patterson Logistics distribution network. Approximately 95% of the packages in the U.S. ship via UPS.

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

Sources of Supply

Among Patterson Medical’s core strengths is its ability to obtain premier products from vendors. Patterson Medical purchases its products from over 1,500 suppliers and manufacturers. Although no single supplier accounted for more than 5% of Patterson Medical’s total purchases in fiscal 2011, Patterson Medical frequently is the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through Sammons Preston and Homecraft positively due to reputation, longstanding industry leading position, comprehensive catalogs, national account contracts, sales force presence and distribution capabilities. Patterson Medical continually works at strengthening its supplier relationships through the introduction of supplier programs.

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

Patterson Companies, Inc.

Trademarks

Patterson has registered with the United States Patent and Trademark Office numerous trademarks including “Patterson®,” “PDXpress®,” “EagleSoft®” and “eMAGINE®.” With the addition of Patterson Medical, the Company acquired the marks Sammons, Preston, Roylan, Homecraft and a number of other trade names and trademarks. The Company believes that their trademarks are well recognized within their respective industries, and are therefore valuable assets of the Company.

Employees

As of April 30, 2011, the Company had approximately 7,100 employees. Patterson has not experienced a shortage of qualified personnel in the past, and believes that it will be able to attract such employees in the future. None of Patterson’s employees are subject to collective bargaining agreements or represented by a union. The Company considers its relations with its employees to be good.

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

Executive Officers of the Registrant

Set forth below is the name, age and position of the executive officers of the Company as of June 29, 2011.

Scott P. Anderson	44	President and Chief Executive Officer—Patterson Companies, Inc.

Peter L. Frechette	73	Chairman of the Board—Patterson Companies, Inc.

R. Stephen Armstrong	60	Executive Vice President, Chief Financial Officer and Treasurer—Patterson Companies, Inc.

Ranell Hamm	49	Vice President and Chief Information Officer—Patterson Companies, Inc.

Jerome E. Thygesen	53	Vice President, Human Resources—Patterson Companies, Inc.

Paul A. Guggenheim	51	President—Patterson Dental Supply, Inc.

George L. Henriques	50	President—Webster Veterinary Supply, Inc.

David P. Sproat	44	President—Patterson Medical Products, Inc.

The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

Background of Executive Officers

Scott P. Anderson became the Company’s Chief Executive Officer in April 2010 and was appointed to the Board of Directors in June 2010. Mr. Anderson had held the position of President of the Company’s subsidiary, Patterson Dental Supply, Inc., since June 2006 and previously held the positions of Vice President, Sales and Vice President, Marketing of Patterson Dental Supply, Inc. Mr. Anderson joined Patterson in 1993 and currently serves on the board of directors of the Dental Trade Alliance, the trade association of dental manufacturers, distributors and laboratories.

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

Ranell Hamm was elected Vice President and Chief Information Officer in June 2011. Prior to joining Patterson, Ms. Hamm was Senior Director of Clinical Information Delivery for UnitedHealth Group since 2010. Prior to UnitedHealth Group she was employed with Assurant, Inc. since 1986, where she was Senior Vice President of Finance Systems & Services, IT Security; Chief Information Officer/Chief Operating Officer of Shared Business Services; and Senior Vice President of Shared Services Organization.

Jerome E. Thygesen became Vice President, Human Resources, in March 2006. Prior to joining Patterson, Mr. Thygesen was Vice President, Organizational Development for Fairview Red Wing Health Services from September 2001 to February 2006, and Director of Human Resources for Red Wing Shoe Company from March 1987 to June 2001.

Paul A. Guggenheim became President of Patterson Dental Supply, Inc. in April 2010. Mr. Guggenheim previously was the southwest region manager of Patterson Dental. Mr. Guggenheim joined Patterson in 2000 following its acquisition of Guggenheim Brothers Dental Supply. Mr. Guggenheim has worked in the dental industry for over 25 years and is former chairman of the American Dental Trade Association (now the Dental Trade Alliance). He also is past president of the Dental Dealers of America and former chairman of the American Dental Cooperative.

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

We are subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of products we distribute, claims relating to intellectual property matters, and claims involving employment matters. We also may be subject to securities litigation.

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

Leadership development and succession planning.

Our business could suffer if it loses key personnel unexpectedly or fails to provide for an orderly management succession. Our success depends, in large part, on our ability to recruit skilled personnel for the business, and then identify and train our personnel for their transition into key roles to support the long-term growth of the business. While our board of directors and management actively monitor our succession plans and processes, any sudden change at the senior management level may adversely affect our business.

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

Certain U.S. and foreign laws could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. In addition, the effects of healthcare related legislation and regulation may affect expenditures or reimbursements for rehabilitation and assistive products.

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

The Company has received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2011 fiscal year that remain unresolved.

Item 2.	PROPERTIES

The Company owns its principal executive offices located in St. Paul, Minnesota, and the majority of its distribution and manufacturing facilities. Leases of other distribution, manufacturing and administrative facilities generally are on a long-term basis, expiring at various times, with options to renew for additional periods. Most sales offices are leased for varying and usually shorter periods, with or without renewal options. The Company believes its properties are in good operating condition and are suitable for the purposes for which they are being used.

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

As of April 30, 2011, PLSI operates 17 distribution centers totaling approximately 1,300,000 square feet of distribution space as follows:

•	2 dental distribution centers located in Indiana and Hawaii.

•

6 veterinary distribution centers. Sales and administrative personnel for the veterinary segment generally share space with PLSI in these distribution facilities, which are located in Alabama, Colorado, Indiana and Texas.

•	1 rehabilitation distribution center in New York State.

•	1 distribution center located in Texas, which stocks and distributes both dental and rehabilitation products.

•	4 distribution centers which stock and distribute dental and veterinary products, located in Iowa, Illinois, South Carolina and Washington state; and,

•

3 distribution centers located in California, Florida and Pennsylvania which distribute product for all three of the business units. These locations replaced nearby distribution centers which distributed product of just one of the business units.

Approximately 90% of the PLSI distribution center space is owned.

Patterson Technology Center

The Patterson Technology Center leases a 45,000 square foot building in Illinois. The Company is currently building a state-of-the-art 100,000 square foot facility near the current location. The construction of this owned facility will be completed in fiscal 2012 and will replace the leased facility that is currently occupied.

Dental Supply

In addition to the locations operated by PLSI, Patterson Dental utilizes an owned location in Illinois to manufacture and ship printed office products. The dental sales operations in Canada are supported by distribution centers located in the provinces of Quebec and Alberta, Canada.

The dental supply segment is headquartered in the Company’s principal executive offices, which is an owned facility. This segment also maintains sales and administrative offices inside the United States at approximately 90 locations in over 40 states and at 10 locations in Canada. The majority of these locations are leased.

Veterinary Supply

Headquartered in Devens, Massachusetts, Webster Veterinary has executive, sales and marketing, human resource, accounting, and procurement personnel in this location. It’s field sales and administrative personnel generally reside within the PLSI distribution center and branch locations shared with the dental supply segment.

Rehabilitation Supply

Patterson Medical is headquartered in Bolingbrook, Illinois. Distribution of product in North America is generally performed at PLSI-operated locations. Domestically, the rehabilitation supply segment maintains manufacturing facilities in Wisconsin, New York and South Carolina. Seventeen branch office locations include eight that are shared with the dental supply segment.

Internationally, this segment has facilities located in the U.K., France, Canada, Australia, New Zealand and Thailand.

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

As of April 30, 2011, the Company had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to the Company’s financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal 2011
First Quarter	$32.22	$24.13
Second Quarter	$29.02	$24.88
Third Quarter	$33.29	$27.54
Fourth Quarter	$34.80	$30.42

	High	Low
Fiscal 2010
First Quarter	$24.16	$19.55
Second Quarter	$28.34	$23.84
Third Quarter	$30.94	$24.37
Fourth Quarter	$32.84	$28.06

On June 24, 2011, the number of holders of record of common stock was 2,546. The transfer agent for the Company’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

The Company had not paid any cash dividends on its common stock since its initial public offering in 1992 until the fourth quarter of fiscal 2010, at which time a $0.10 per share cash dividend was paid. The Company paid a $0.10 quarterly cash dividend for the first-three quarters of fiscal 2011 and increased the per share dividend to $0.12 in the fourth quarter. The Company expects to continue to pay a quarterly cash dividend for the foreseeable future; however, the payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

In December 2007, the Company’s Board of Directors expanded a share repurchase program to allow for the purchase of up to twenty-five million shares of common stock in open market transactions. As of March 2011, approximately 20.5 million shares had been repurchased under this authorization. In March 2011, the Board of Directors cancelled the existing share repurchase program and replaced it with a new authorization to repurchase an additional twenty-five million shares of common stock. As of April 30, 2011, 23,090,999 shares remain available under the repurchase authorization, which expires on March 15, 2016.

The following table presents activity under the stock repurchase program during the fourth quarter of fiscal 2011 ended April 30, 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
January 30, 2011 to February 26, 2011	—	$—	—	5,905,430
February 27, 2011 to March 26, 2011	210,501	$31.59	210,501	24,789,499
March 27, 2011 to April 30, 2011	1,698,500	$32.60	1,698,500	23,090,999

	1,909,001	$32.48	1,909,001

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 28, 2006, the last trading day before the beginning of our 2007 fiscal year, through the end of fiscal 2011 with the cumulative return of the same time period on the same amount invested in the S&P 500 Index and a Peer Group Index, consisting of 32 companies (including our company) based on the same Standard Industrial Classification Code.* The chart below the graph sets forth the actual numbers depicted on the graph.

	Period Ending
Company/Market/Peer Group	4/29/2006	4/28/2007	4/26/2008	4/25/2009	4/24/2010	4/30/2011
Patterson Companies, Inc.	$100.00	$111.36	$102.85	$61.08	$100.94	$108.37
S&P 500 Index	$100.00	$116.15	$110.81	$70.51	$101.17	$115.65
Medical & Hospital Equipment	$100.00	$111.96	$113.58	$79.58	$115.34	$140.46

	Fiscal Year Ending
Company/Market/Peer Group	4/29/2006	4/28/2007	4/26/2008	4/25/2009	4/24/2010	4/30/2011
Patterson Companies, Inc.	$100.00	$111.36	$102.85	$61.08	$100.94	$108.37
S&P 500 Index	$100.00	$116.15	$110.81	$70.51	$101.17	$115.65
Medical & Hospital Equipment	$100.00	$111.96	$113.58	$79.58	$115.34	$140.46

*	The current composition of SIC Code 5047—Medical, Dental & Hospital Equipment & Supplies—is as follows:

ActiveCare, Inc., Alpha Pro Tech, Ltd., ALR Technologies, Inc., American Medical Alert, Animal Health International, Inc., China Yibai United Guarantee International Holding, Inc., Chindex International, Inc., CompuMed, Inc., Five Star Quality Care, Inc., Henry Schein, Inc., Hybrid Energy Holdings, Inc, McKesson, Inc., Merit Medical Systems, Modern Mobility Aids, Inc., Molecular Imaging Corporation, MWI Veterinary Supply, Inc., Nano Mask Inc, NetMed, Inc., NOVT Corporation, Otter Tail Corporation, Owens & Minor, Inc., Patterson Companies, Inc., PSS World Medical, Inc., Pure Bioscience Inc., Scantek Medical, Inc., Shandong Zhouyuan Seed and Nursery Co., Ltd., THC Homecare, Inc., Trinity3 Corporation, Valesc Holdings, Inc., Varian Medical Systems, Inc., Vertical Health Solutions, Inc., Vision-Sciences, Inc.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30, 2011	April 24, 2010	April 25, 2009	April 26, 2008	April 28, 2007
Statement of Operations Data:
Net sales	$3,415,670	$3,237,376	$3,094,227	$2,998,729	$2,798,398
Cost of sales	2,271,445	2,147,975	2,050,703	1,967,004	1,829,526

Gross margin	1,144,225	1,089,401	1,043,524	1,031,725	968,872
Operating expenses	768,217	734,110	697,298	672,522	633,182

Operating income	376,008	355,291	346,226	359,203	335,690
Other income – net	(20,121)	(16,250)	(26,575)	(1,775)	(6,082)

Income before income taxes	355,887	339,041	319,651	357,428	329,608
Income taxes	130,502	126,787	120,016	132,570	121,272

Net Income	$225,385	$212,254	$199,635	$224,858	$208,336

Diluted earnings per share	$1.89	$1.78	$1.69	$1.69	$1.51

Weighted average shares and potentially dilutive shares outstanding	119,066	119,202	118,355	132,910	137,769

Dividends per common share	$0.42	$0.10	—	—	—

Balance Sheet Data:
Working capital	$863,278	$785,407	$603,295	$518,974	$509,021
Total assets	2,564,968	2,422,969	2,133,620	2,076,373	1,940,320
Total debt	525,000	525,000	547,000	655,034	180,024

Note: See the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s fiscal 2011 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and the related Notes. The following background is essential to more fully understand the Company’s financial information.

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

Operating margins of the veterinary business are considerably lower than the dental and rehabilitation supply businesses. While operating expenses run at a lower rate in the veterinary business, its gross margin is substantially lower. A major contributor to this margin differential results from the high concentration of pharmaceutical products distributed by the veterinary business, which are sold at margins well below the average for other consumable products.

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

The Company operates with a 52-53 week accounting convention with its fiscal year ending on the last Saturday in April. Fiscal year 2011 included 53 weeks, while fiscal years ending in 2010 and 2009 were both comprised of 52 weeks. Fiscal 2012 will be comprised of 52 weeks.

In the fourth quarter of fiscal 2010, the Company initiated a quarterly cash dividend of $0.10 per share. A quarterly cash dividend of $0.10 per share was paid throughout fiscal 2011, except in the fourth quarter when the dividend was increased to $0.12 per share. Total dividends declared in fiscal years 2011 and 2010 were $50 million and $12 million, respectively. The Company expects to continue paying a quarterly cash dividend into the foreseeable future.

During fiscal 2011, the Company repurchased approximately 3.3 million shares of its common stock at a cost of approximately $99 million. Through these repurchases and the cash dividends, the Company returned nearly $149 million of cash to its shareholders.

With respect to the Company’s Employee Stock Ownership Plan (“ESOP”), allocations to employees have been made almost entirely from shares of Company stock acquired in 1990. Although the accounting standards in effect in 1990 were subsequently revised, the accounting for the shares acquired in 1990 was grandfathered under the revised standards. The accounting for the 1990 shares called for the expensing of shares released for allocation to employees to be based on the original cost of the shares acquired. The revised standards require the expensing of shares released based on fair market value at the time the shares are committed to be released.

Since the revision of the accounting standards, the ESOP has acquired additional shares, nearly all of which are still held for future allocation employees. As the final allocation of the shares acquired in 1990 was made at the end of fiscal 2011, the ESOP shares that will be contributed to employees in fiscal 2012 and beyond will result in a non-cash expense equal to the fair market value of the shares when released.

Based on the Company’s best estimate of a competitive ESOP contribution to employees in fiscal 2012, we estimate the non-cash ESOP expense will increase our operating expenses by approximately $23 million and $0.12 per share in fiscal 2012 as compared to fiscal 2011. While this expense does create a comparability discrepancy between the Company’s past and foreseeable future, it does not change the Company’s underlying cash generation ability or the fundamentals of the business.

Results of Operations

The following table summarizes the consolidated results of operations over the past three fiscal years as a percent of sales:

	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.5%	66.3%	66.3%

Gross margin	33.5%	33.7%	33.7%
Operating expenses	22.5%	22.7%	22.5%

Operating income	11.0%	11.0%	11.2%
Other income, net	0.2%	0.3%	0.1%
Interest expense	0.8%	0.8%	1.0%

Income before taxes	10.4%	10.5%	10.3%
Income taxes	3.8%	3.9%	3.9%

Net income	6.6. %	6.6%	6.5%

Fiscal 2011 Compared to Fiscal 2010

Net Sales. Consolidated net sales in fiscal 2011 were $3,415.7 million, an increase of 5.5% from $3,237.4 million in fiscal 2010. The growth in sales includes a 2.1% contribution from acquisitions and a 0.4% favorable impact of changes in foreign currency translation rates. Each of the business units continued to be impacted by the weakness in the general economy during fiscal 2011. Fiscal 2011 also included an additional or fifty-third week due to the Company’s fiscal year convention of ending on the last Saturday in April. It is difficult to quantify the exact impact of this additional week, but estimates have been provided in those areas where it is possible to make reasonable approximations. We estimate that the impact of the extra week on consolidated sales was approximately one and a half percent.

Dental segment sales in fiscal 2011 rose 3.2% to $2,236.1 million from $2,167.5 million in fiscal 2010. Acquisitions added 0.1% to sales and the impact of currency translation rates was a favorable 0.7%. Consumable sales increased 3.2%, although they were affected by uneven patient demand for dental services as a result of the weak economy. While the economic recovery has been slow, we believe the fundamentals of the North American dental market continued to strengthen as fiscal 2011 progressed.

Dental equipment and software sales increased 3.6% in fiscal 2011 to $734.7 million. Sales of basic dental equipment and software grew 5.4%, led by sales of digital sensors and cone beam and panoramic imaging systems. Sales of CEREC® dental restorative systems declined 2.4%.

As market fundamentals have started to improve, we believe dentists have gradually become more confident about investing in their practices. In addition, we implemented additional marketing programs at the beginning of the fourth quarter of fiscal 2011. These two factors helped in reaching equipment sales growth of 11.2% in the fourth quarter. We believe we are rebuilding sales momentum and are forcasting stronger equipment sales growth for fiscal 2012 as compared to fiscal 2011, however, our equipment sales may experience quarterly fluctuations as they have historically, given the sales cycles related to these capital expenditures and the potential impact of prevailing economic conditions.

Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, increased 2.0% in fiscal 2011.

Webster Veterinary sales grew 4.9% to $674.9 million. Sales of consumables were 4.0% higher in fiscal 2011 and equipment and software sales of $34.3 million represented an increase of 16.8% compared to fiscal 2010. The Veterinary equipment business has been growing at solid rates in recent quarters, and we intend to continue investing in this relatively new portion of Webster’s operation that has expanded the unit’s full-service platform. Due to a change in distribution by a major pharmaceutical company at the beginning of calendar 2010, Webster’s consumable sales growth was negatively impacted during the first two-thirds of the fiscal year. A higher percentage of doses sold during this period were under agency agreements as compared to the prior year where more doses were sold under buy-sell agreements. Under agency agreements, Webster reports a small commission for each dose sold, while under a buy-sell agreement, the full transaction value of the dose is recorded as revenue. This impact was estimated to be approximately three percentage points during the period.

Patterson Medical sales of $504.7 million were 18.4% higher than fiscal 2010. Acquisitions, primarily those from the health care business of DCC plc (“DCC”), contributed 15.3% of sales growth. Internally generated sales growth, which excludes the contribution of acquisitions and a 0.4% negative impact from foreign currency translation rates, was 3.5% in fiscal 2011.

Gross Margin. Consolidated gross margin was 33.5% in fiscal 2011 and 33.7% in fiscal 2010.

The Dental segment’s gross margin decreased 30 basis points to 36.5% in fiscal 2011. Lower vendor rebates and a higher level of promotional activities as compared to fiscal 2010 contributed to the decline.

Gross margin of the Veterinary unit was 19.3%, a decrease of 20 basis points from 19.5% in fiscal 2010. Price increases on a line of pharmaceutical products by a manufacturer and lower vendor rebates were primary factors of the decline in gross margin.

Patterson Medical’s gross margin of its historical operations expanded during fiscal 2011; however, these improvements were offset by lower gross margins of the operations acquired from DCC, which carried lower gross margins than Patterson Medical’s historical business. For the year, gross margin declined 10 basis points to 39.1%.

Operating Expenses. The consolidated operating expense ratio in fiscal 2011 was 22.5%, or 20 basis points lower than fiscal 2010.

The Dental unit’s operating expense ratio decreased 30 basis points, reflecting expense controls and leverage gained from higher sales on fixed costs.

The ratio of the Veterinary unit’s operating expenses as a percent of sales decreased 80 basis points, due to leverage on higher sales and cost savings from the further integration of the October, 2008 Columbus Serum acquisition. Those integration activities were completed in fiscal 2011.

Patterson Medical’s operating expense ratio temporarily increased 80 basis points in fiscal 2011 due to the direct costs of the transaction and the cost structure of the assets acquired from DCC. Integration activities throughout the year were largely complete at the end of fiscal 2011 and are expected to result in a lower cost of operations for the acquired businesses in fiscal 2012.

Operating Income. Operating income was $376.0 million in fiscal 2011, or 5.8% higher compared to $355.3 million in fiscal 2010. Operating margin was 11.0% in fiscal years 2011 and 2010, respectively.

Interest Expense. Interest expense was $25.8 million in fiscal 2011 compared to $25.7 million in fiscal 2010.

Other Income, net. Other income, net of other expenses, was $5.7 million in fiscal 2011 compared to $9.4 million in fiscal 2010. The decrease was due to losses related to the Veterinary unit’s equity interest in VetSource. Interest income totaled $8.2 million in fiscal 2011, compared to $8.6 million in fiscal 2010.

Income Taxes. The effective income tax rate was 36.7% in fiscal 2011 as compared to 37.4% in fiscal 2010. A portion of the dividends paid on shares held by our Employee Stock Ownership Plan are deductible on the Company’s income tax return. As there were more dividends paid in fiscal 2011 than in fiscal 2010, the deductible amount was larger, resulting in a lower effective income tax rate in fiscal 2011.

Net Income and Earnings Per Share. Net income increased 6.2% to $225.4 million in fiscal 2011 due primarily to the increase in operating income as discussed above. Earnings per diluted share and dilutive shares outstanding were $1.89 and 119.1 million, respectively, in fiscal 2011 and $1.78 and 119.2 million, respectively, in fiscal 2010.

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

Sales of our consolidated dental supply unit were $2,167.5 million, a decrease of 0.3% from $2,174.4 million in fiscal 2009. Fluctuations in foreign currency rates related to our dental operations in Canada and the contribution from acquisitions had a favorable impact on fiscal 2010 sales of 0.6% and 0.7%, respectively. Sales of dental consumable supplies decreased 0.2% to $1,214.8 million. Beginning late in the first half of fiscal 2009 and continuing throughout fiscal 2010, the sales of consumables were affected by reduced discretionary spending and high levels of unemployment resulting from the general economic conditions, particularly in the United States.

Dental equipment sales declined 3.0% in fiscal 2010 to $709.5 million. We believe the weak economy caused many dental practitioners to focus their investment dollars on equipment with rapid and high rates of return. Sales of basic equipment were 7.5% lower in fiscal 2010, while sales of CEREC® 3D dental restorative systems rose 15.7%. Within the basic equipment category, certain technology products with rapid rates of return such as digital imaging systems (sensors, panoramic and cone beam units) outperformed core equipment such as chairs, power units and cabinetry.

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

The Dental unit’s operating expense ratio increased 40 basis points, reflecting increased fixed costs on lower sales volume and acquisition-related expense.

The ratio of the Veterinary unit’s operating expenses as a percent of sales improved 10 basis points, primarily due to leverage on higher sales.

Patterson Medical’s operating expense ratio increased 70 basis points in fiscal 2010 due primarily to the cost structure of recent acquisitions.

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

Net Income and Earnings Per Share. Net income increased 6.3% to $212.3 million in fiscal 2010 due to increases in operating income and other income, net as discussed above. Earnings per diluted share and dilutive shares outstanding were $1.78 and 119.2 million, respectively, in fiscal 2010 and $1.69 and 118.4 million, respectively, in fiscal 2009.

Liquidity and Capital Resources

Patterson’s operating cash flow has been the Company’s principal source of liquidity in the last three fiscal years. During fiscal 2009 and in early fiscal 2010, the Company used its revolving credit facility periodically as a source of liquidity in addition to operating cash flow.

Operating activities generated cash of $262.6 million in fiscal 2011, compared to $265.5 million in fiscal 2010 and $124.0 million in fiscal 2009. In the second half of fiscal 2009, the Company invested in a financing program to support marketing efforts directed at the CEREC® product line. This promotion, which ended at the close of fiscal 2009, had generated approximately $98 million of finance contracts that the Company could not immediately sell to its funding sources due to certain requirements in those funding arrangements. In fiscal 2011 and 2010, the Company invested in similar financing programs, but to a lesser degree.

Capital expenditures were $36.9, $29.8 and $32.3 million in fiscal years 2011, 2010 and 2009, respectively. Significant expenditures in these years included the purchase and expansion of distribution facilities to accommodate multiple business units, the construction of a new facility for the Patterson Technology Center, the expansion of our general office building and continuing investments in information systems. In fiscal 2011, a project to build-out a purchased distribution center in Indiana has progressed and is operational for one business unit. In fiscal 2012, the remainder of the build-out will be completed and the building will serve as a distribution facility used by all three business units. This facility is replacing several smaller distribution facilities that have been or will be closed. In addition, the majority of the construction of a new building for the Patterson Technology facility in Illinois took place in fiscal 2011. This 100,000 square foot state-of-the-art facility will replace a nearby leased location and is expected to open in the second quarter of fiscal 2012. Capital expenditures in fiscal 2012 will include the interior furnishings for this facility.

The Company expects to invest approximately $30 million in capital expenditures during fiscal 2012, including investments in information systems and the completion of the Indiana distribution facility build-out and Patterson Technology facility projects discussed above.

Cash used for acquisitions and equity investments totaled $52.2 million in fiscal 2011, $53.7 million in fiscal 2010 and $124.8 million in fiscal 2009. The majority of the cash used for acquisitions in fiscal 2011 was related to the acquisition of the entities of DCC plc. The acquisition of the rehabilitation products business of Empi, Inc. and the investment in VetSource accounted for the majority of the cash used in fiscal 2010 and the acquisitions of Columbus, Dolphin, and Mobilis accounted for the majority of the cash used in fiscal 2009.

There were neither issuances of, nor principal payments on, debt during fiscal 2011. In fiscal 2010, the Company fully paid the $22 million that was outstanding under a revolving credit facility at the end of fiscal 2009. A maximum of $300 million is available under this facility which expires in fiscal 2013. Payments on long-term debt in fiscal 2009 were $130 million and related to a scheduled retirement of debt that had been issued in fiscal 2004.

In the fourth quarter of fiscal 2010, the Company declared and paid an initial quarterly cash dividend of $0.10 per share. In fiscal 2011, the Company continued to pay a quarterly cash dividend of $0.10 per share for the first three quarters, which was increased to $0.12 per share in the fourth quarter. Total dividends paid in fiscal 2011 and fiscal 2010 were $50.0 million and $11.9 million, respectively. In addition, during fiscal 2011 the Company repurchased approximately 3.3 million shares of its common stock for approximately $99 million. Under a share repurchase plan authorized by the board of directors, as of April 30, 2011, the Company may repurchase up to an additional 23.1 million shares of its common stock. This authorization remains in effect through March 15, 2016.

The Company expects to continue to pay a quarterly cash dividend and to return a portion of its excess cash to shareholders through additional repurchases of its common stock under the current authorization discussed above. While there are no assurances as to the level of repurchases in the future, the Company expects to use approximately $100 million to repurchase its common stock during fiscal 2012.

Management expects funds generated from operations and existing cash to be sufficient to meet the Company’s working capital needs for the next fiscal year. The Company expects to continue to obtain liquidity from the sale of its equipment finance contracts. In addition, as of April 30, 2011, $300 million is available under a revolving credit facility. The Company’s existing debt facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives, including acquisitions.

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

Customer Financing Arrangements

The Company is a party to two arrangements under which it has sold finance contracts it receives from its customers to outside financial institutions. These arrangements have provided sources of liquidity for the Company that would have to be replaced should each of the current financial institutions be unable or unwilling to continue in the arrangements. In the fourth quarter of fiscal 2010, one agreement with a group of banks led by U.S. Bank National Association with capacity of $110 million was amended such that no additional contracts will be sold under the arrangement. At the same time, the Company’s other agreement with JPMorgan Chase Bank, N.A was amended to increase capacity from $367 million to $550 million.

In December 2010, the agreement with JPMorgan Chase Bank, N.A. was amended and restated and The Bank of Tokyo-Mitsubishi UFJ, Ltd. became the managing agent under the amended agreement. As of April 30, 2011, the capacity under this agreement is $500 million. The Company’s financing business is described in further detail in Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Note 6, “Customer Financing”, discusses the nature and business purpose of the arrangements and the activity under each arrangement during fiscal 2011, including the amount of finance contracts sold and the holdback receivable owed to the Company.

Contractual Obligations

A summary of the Company’s contractual obligations as of April 30, 2011 follows (in thousands):

	Payment due by year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$525,000	$—	$125,000	250,000	150,000
Interest on Long-Term Debt	115,241	24,675	45,834	28,559	16,172
Operating Leases	71,099	17,799	26,383	15,377	11,540

As discussed in Note 11 of the Notes to Consolidated Financial Statements, the Company adopted the provisions of ASC Topic 740, “Income Taxes” related to uncertainty in income taxes at the beginning of fiscal 2008. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits including interest and penalties at April 30, 2011, is $21.9 million.

For a more complete description of our contractual obligations, see Notes 7 and 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Outlook

Over the last ten years, the Company has been able to grow revenue and earnings through its strategy of emphasizing its value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion as well as from acquisitions. While we believe that the weakness in the general economy that has existed during much of fiscal 2011 and 2010 will continue to affect our performance for at least the near term, the Company’s strategy will continue to focus on these key elements. With strong operating cash flow and available credit capacity, the Company is confident that it will be able to financially support its future growth. The Company believes that the strategic initiatives that it has implemented in the past several years, as well as those that will be implemented in fiscal 2012 and beyond, will strengthen the Company’s operational platform and contribute to future growth. Given these factors, the Company considers itself well positioned to capitalize upon the growth opportunities in the dental supply, companion-pet veterinary supply and the worldwide rehabilitation supply markets.

Asset Management

The following table summarizes the Company’s days sales outstanding (DSO) and inventory turnover the past three fiscal years:

	2011	2010	2009
DSO (1)	48	51	56
Inventory turnover (2)	6.9	7.1	6.8

(1)	Receivables as of April 30, 2011 and April 24, 2010 include approximately $19 and $63 million, respectively, of finance contracts received from customers related to certain financing promotions in fiscal 2011 and 2010. The Company has sold contracts in fiscal 2011 and expects to sell the contracts held as of April 30, 2011 to outside institutions under an existing agreement during fiscal 2012. If these finance contracts are excluded from the calculation of DSO, the pro forma DSO would be 46 and 44 as of April 30, 2011 and April 24, 2010.
(2)	The inventory values used in this calculation are the LIFO inventory values for all inventories except for manufactured inventories and foreign inventories, which are valued using FIFO inventory methods.

Foreign Operations

Foreign sales are derived primarily from Patterson Dental and Patterson Medical operations in Canada and from Patterson Medical’s operations in the U.K., France and Australia. Fluctuations in currency exchange rates have not significantly impacted earnings. However, changes in exchange rates enhanced net sales in fiscal 2011 and 2010, and adversely affected net sales in fiscal 2009. Without foreign currency effects, net sales would have been $12.4 million lower, $11.5 million lower, and $33.4 million higher in fiscal years 2011, 2010 and 2009, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to the consolidated operations of the Company.

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

Revenue for arrangements with multiple deliverables meeting the criteria for a separate unit of accounting use the relative fair value method and revenue is recognized for each deliverable in accordance with applicable revenue recognition criteria.

Other revenue including freight and delivery charges and technical service parts and labor is recognized when the related product revenue is recognized or when the product or services are provided to the customer.

Patterson Advantage® Loyalty Program—Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage® dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage® dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program are recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 30, 2011, the Company does not have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage® dollars that will not be redeemed and thus has recorded a liability for the maximum potential amount that could be redeemed. Actual redemptions could differ from our estimates, resulting in an adjustment to revenues.

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

Goodwill for each reporting unit is evaluated using a two-step impairment test at the reporting unit level. The Company has three reporting units at April 30, 2011, which are the same as our operating units. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of goodwill impairment loss to be recorded. The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. The Company conducts impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. Additionally, in assessing goodwill for impairment, we consider the reasonableness of the implied control premium based on market capitalizations and recent market transactions.

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

In the fourth quarter of fiscal 2011, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Although the Company believes our estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and our financial results, including an impairment charge that could be material.

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

To the extent that the provision for income taxes would have increased/decreased by 1 percent of income before taxes, consolidated net income would have decreased/increased $3.6 million in fiscal 2011.

Valuation allowances are established for deferred tax assets if, after assessment of available positive and negative evidence, it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance reflected in the footnote disclosure relates to net operating loss carryforwards of Mobilis Healthcare Group, acquired during fiscal 2009 and principally based in the United Kingdom.

Self-insurance—The Company is self-insured for certain losses related to general liability, product liability, automobile, workers’ compensation and medical claims. The Company estimates a liability based upon an analysis of historical data and actuarial estimates. While we believe our current estimates are reasonable based on information currently available, actual results could differ and affect our financial results due to changes in the amount or frequency of claims, medical cost inflation or other factors. Historically, actual results related to these types of claims have not varied significantly from estimated amounts.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance codified into ASC Topic No. 860, “Transfers and Servicing” (ASC 860) which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. Also in June 2009, the FASB issued guidance codified into ASC Topic No. 810, “Consolidation” (ASC 810) which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affected the overall consolidation analysis under former FASB Interpretation No. 46(R). Both ASC 860 and ASC 810 were effective for fiscal years beginning after November 15, 2009. See Note 6 to the financial statements for information regarding the Company’s accounting under this guidance.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update amends ASC Topic 605-25, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements” to remove the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The update also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively. ASU 2009-13 is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements” (ASU 2009-14). This update modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the product’s functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. ASU 2009-14 is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

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

•	The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

•	The effects of healthcare related legislation and regulation, which may affect expenditures or reimbursements for rehabilitation and assistive products.

•	Acquisitions of businesses could negatively impact our profitability and return on invested capital.

•	Our international operations are subject to risks that could adversely affect our operating results.

•	We sell products that could be subject to market and technological obsolescence.

•	Audits by tax authorities could result in additional tax payments for prior periods.

•	We are subject to a variety of litigation that could adversely affect our results of operations and financial condition.

•	We may be required to record a significant charge to earnings if our goodwill or other intangible assets become impaired.

•	We are exposed to the risk of changes in interest rates.

•	Certain U.S. and foreign laws could subject us to claims or otherwise harm our business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risk consisting of foreign currency rate fluctuations and changes in interest rates.

The Company is exposed to foreign currency exchange rate fluctuations in its operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds, Euros, Australian Dollars and New Zealand Dollars. Although the Company is not currently involved with foreign currency hedge contracts, it continually evaluates its foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to the Company’s most significant foreign currency exposures would have reduced fiscal 2011 net sales by approximately $41 million. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The Company’s earnings are also affected by fluctuations in short-term interest rates through the investment of its cash balances, borrowings under LIBOR-based debt instruments and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a group of banks that provide for pricing based on variable interest rates.

As of April 30, 2011, the Company had a $75 million variable-rate term note outstanding. The Company views its variable interest rate debt position on a net basis that gives effect to the Company’s cash and short term investment balances.

When considering the exposure under the agreements whereby the Company sells equipment finance contracts to both a commercial paper conduit and a group of banks, the Company has the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the majority of the portfolio of installment contracts generally turns over in less than 48 months and the Company can adjust the rate it charges on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, the Company uses an interest rate curve that approximates the maturity period of the then-outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contracts sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets.

The Company estimates that if interest rates had been 10% higher during the year, the annual impact would have been to reduce earnings before income tax by less than $1 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. Our responsibility is to express an opinion on Patterson Companies, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patterson Companies, Inc. as of April 30, 2011, and April 24, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 30, 2011, and our report dated June 29, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. and subsidiaries as of April 30, 2011, and April 24, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 30, 2011. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. and subsidiaries at April 30, 2011, and April 24, 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patterson Companies, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 29, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 29, 2011

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30, 2011	April 24, 2010
ASSETS
Current assets:
Cash and cash equivalents	$388,665	$340,591
Receivables, net of allowance for doubtful accounts of $8,365 and $9,111 at April 30, 2011 and April 24, 2010, respectively	465,170	452,746
Inventory	336,094	288,725
Prepaid expenses and other current assets	40,780	51,696

Total current assets	1,230,709	1,133,758
Property and equipment, net	189,583	169,598
Long-term receivables, net	90,285	75,073
Goodwill	795,616	782,083
Identifiable intangibles, net	227,216	223,594
Other	31,559	38,863

Total assets	$2,564,968	$2,422,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,033	$193,626
Accrued payroll expense	56,575	67,809
Other accrued expense	100,823	86,916

Total current liabilities	367,431	348,351
Long-term debt	525,000	525,000
Deferred income taxes	78,239	72,164
Other	33,758	35,943

Total liabilities	1,004,428	981,458
Stockholders’ equity:
Common Stock, $.01 par value:
Authorized shares—600,000
Issued and outstanding shares—121,100 and 123,437 at April 30, 2011, and April 24, 2010, respectively	1,211	1,234
Additional paid-in capital	0	41,703
Accumulated other comprehensive income (loss)	41,950	23,291
Retained earnings	1,632,497	1,493,885
Unearned ESOP shares	(115,118)	(118,602)

Total stockholders’ equity	1,560,540	1,441,511

Total liabilities and stockholders’ equity	$2,564,968	$2,422,969

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30, 2011	April 24, 2010	April 25, 2009
Net sales	$3,415,670	$3,237,376	$3,094,227
Cost of sales	2,271,445	2,147,975	2,050,703

Gross profit	1,144,225	1,089,401	1,043,524
Operating expenses	768,217	734,110	697,298

Operating income	376,008	355,291	346,226
Other income and expense:
Other income, net	5,719	9,444	3,574
Interest expense	(25,840)	(25,694)	(30,149)

Income before income taxes	355,887	339,041	319,651
Income taxes	130,502	126,787	120,016

Net income	$225,385	$212,254	$199,635

Earnings per share:
Basic	$1.91	$1.79	$1.70

Diluted	$1.89	$1.78	$1.69

Weighted average shares:
Basic	118,290	118,443	117,716
Diluted	119,066	119,202	118,355

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Unearned ESOP	Total
	Number	Amount	Capital	(Loss) Income	Earnings	Shares
Balance at April 26, 2008	122,356,642	$1,224	$—	$31,352	$1,093,974	$(121,763)	$1,004,787
Foreign currency translation	—	—	—	(40,096)	—	—	(40,096)
Cash flow hedge	—	—	—	(123)	—	—	(123)
Net income	—	—	—	—	199,635		199,635

Comprehensive income							159,416
Common stock issued and related tax benefits	737,862	7	12,579	—	—	—	12,586
Repurchases of common stock	(1,052,037)	(11)	11	—	—		—
Stock-based compensation	—	—	7,730	—	—	—	7,730
ESOP activity	—	—	—	—	—	1,801	1,801

Balance at April 25, 2009	122,042,467	$1,220	$20,320	$(8,867)	$1,293,609	$(119,962)	$1,186,320
Foreign currency translation	—	—	—	32,281	—	—	32,281
Cash flow hedge	—	—	—	(123)	—	—	(123)
Net income	—	—	—	—	212,254		212,254

Comprehensive income							244,412
Dividends declared	—	—	—	—	(11,978)	—	(11,978)
Common stock issued and related tax benefits	1,394,599	14	12,557	—	—	—	12,571
Stock-based compensation	—	—	8,826	—	—	—	8,826
ESOP activity	—	—	—	—	—	1,360	1,360

Balance at April 24, 2010	123,437,066	$1,234	$41,703	$23,291	$1,493,885	$(118,602)	$1,441,511
Foreign currency translation	—	—	—	18,782	—	—	18,782
Cash flow hedge	—	—	—	(123)	—	—	(123)
Net income	—	—	—	—	225,385		225,385

Comprehensive income							244,044
Dividends declared	—	—	—	—	(50,022)	—	(50,022)
Common stock issued and related tax benefits	920,158	9	9,993	—	—	—	10,002
Repurchase of Common Stock	(3,257,374)	(32)	(62,177)	—	(36,751)	—	(98,960)
Stock-based compensation			10,481				10,481
ESOP activity	—	—	—	—	—	3,484	3,484

Balance at April 30, 2011	121,099,850	$1,211	$0	$41,950	$1,632,497	$(115,118)	$1,560,540

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 30, 2011	April 24, 2010	April 25, 2009
Operating activities:
Net income	$225,385	$212,254	$199,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,613	25,692	22,890
Amortization	16,726	13,782	7,456
Bad debt expense	3,409	4,579	4,193
Stock-based compensation	10,481	8,826	7,730
Excess tax benefits from stock-based compensation	(1,276)	(387)	(346)
Deferred income taxes	17,170	251	9,830
Change in assets and liabilities net of acquired:
Decrease (increase) in receivables	3,784	24,185	(90,908)
(Increase) decrease in inventory	(26,639)	(12,090)	24,161
Increase (decrease) in accounts payable	9,664	9,215	(35,610)
(Decrease) increase in accrued liabilities	(5,754)	3,680	(22,591)
(Increase) decrease in long-term receivables	(15,212)	(23,501)	2,820
Other changes from operating activities, net	261	(1,001)	(5,255)

Net cash provided by operating activities	262,612	265,485	124,005
Investing activities:
Additions to property and equipment, net of acquisitions	(36,822)	(29,804)	(32,318)
Acquisitions and equity investments, net of cash	(52,187)	(53,672)	(124,776)

Net cash used in investing activities	(89,009)	(83,476)	(157,094)
Financing activities:
Dividends paid	(49,992)	(11,886)	0
Payments of long-term debt	0	0	(130,034)
(Payments on) Borrowings from revolver	0	(22,000)	22,000
ESOP activity	707	1,360	1,801
Repurchases of common stock	(97,153)	0	0
Common stock issued, net	11,940	12,184	12,244
Excess tax benefits from stock-based compensation	1,276	387	346

Net cash used in financing activities	(133,222)	(19,955)	(93,643)
Effect of exchange rate changes on cash	7,693	20,472	(23,367)

Net increase (decrease) in cash and cash equivalents	48,074	182,526	(150,099)
Cash and cash equivalents at beginning of period	340,591	158,065	308,164

Cash and cash equivalents at end of period	$388,665	$340,591	$158,065

Supplemental disclosures:
Income taxes paid	$112,840	$139,504	$109,660
Interest paid	24,703	25,628	31,901
Repurchases of common stock with liability due to broker	1,807	—	—

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

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

Fiscal Year End

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Accordingly, fiscal year 2011 included fifty-three weeks and fiscal years 2010 and 2009 included fifty-two weeks.

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

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market funds and government securities. The maturity of these securities at the time of purchase is 90 days or less. All cash equivalents are classified as available-for-sale and carried at fair value, which approximates cost.

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO represent 82% and 86% of total inventories at April 30, 2011 and April 24, 2010, respectively.

The accumulated LIFO reserve was $61,385 at April 30, 2011 and $56,961 at April 24, 2010. The Company believes that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.

Goodwill for each reporting unit is evaluated using a two-step impairment test at the reporting unit level. The Company has three reporting units at April 30, 2011, which are the same as our operating units. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of goodwill impairment loss to be recorded. The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. The Company conducts impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. Additionally, in assessing goodwill for impairment, we consider the reasonableness of the implied control premium based on market capitalizations and recent market transactions.

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

In the fourth quarter of fiscal 2011, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Although the Company believes our estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and our financial results, including an impairment charge that could be material.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The receivables that result from the recognition of revenue by the Company are reported net of the related allowances discussed above. The Company also maintains a valuation allowance based upon the expected collectability of receivables held. Estimates are used to determine the valuation allowance and are based on several factors, including historical collection data, economic trends and credit worthiness of customers. Receivables are written off when the Company determines the amounts to be uncollectible, typically upon customer bankruptcy or non-response to continuous collection efforts. See also Note 6, “Customer Financing”. The portion of receivable amounts that are not expected to be collected during the next twelve months are classified as long-term.

The Company has a relatively large disperse customer base and no single customer accounts for more than 1% of consolidated net sales. In addition, the equipment sold to customers under finance contracts generally serves as collateral for the contract and the customer provides a personal guarantee as well.

Patterson Advantage® Loyalty Program

Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage® dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage® dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 30, 2011, the Company does not have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage® dollars that will not be redeemed and thus has recorded a liability for the maximum potential amount that could be redeemed. Actual redemptions could differ from our estimates, resulting in an adjustment to revenues.

Freight and Delivery Charges

Freight and delivery charges incurred by the Company are included in cost of sales.

Advertising

The Company expenses all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $20,630, $21,368 and $22,105 for fiscal years 2011, 2010 and 2009, respectively. Deferred direct-marketing expenses included in prepaid and other current assets on the consolidated balance sheet as of April 30, 2011, and April 24, 2010 were $3,045 and $2,858, respectively.

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

Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. The only significant item included in comprehensive income in addition to net income is foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

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

	Fiscal Year
	2011	2010	2009
	(in thousands)
Denominator:
Denominator for basic earnings per share—weighted average shares	118,290	118,443	117,716
Effect of dilutive securities—stock options, restricted stock and stock purchase plans	776	759	639

Denominator for diluted earnings per share—adjusted weighted average shares	119,066	119,202	118,355

Options to purchase 559, 932 and 1,143 shares of common stock during fiscal years 2011, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding which were excluded from the calculation of diluted earnings per share during fiscal years 2011, 2010 and 2009 were 173, 60, and 270, respectively, because the effect would have been anti-dilutive.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance codified into ASC Topic No. 860, “Transfers and Servicing” (ASC 860) which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. Also in June 2009, the FASB issued guidance codified into ASC Topic No. 810, “Consolidation” (ASC 810) which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affected the overall consolidation analysis under former FASB Interpretation No. 46(R). Both ASC 860 and ASC 810 were effective for fiscal years beginning after November 15, 2009. See Note 6 to the financial statements for information regarding the Company’s accounting under this guidance.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update amends ASC Topic 605-25, “Revenue Recognition—Multiple-Deliverable Revenue Arrangements” to remove the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The update also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively. ASU 2009-13 is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements” (ASU 2009-14). This update modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the product’s functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. ASU 2009-14 is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

2. Cash Equivalents

At April 30, 2011 and April 24, 2010, cash and cash equivalents consisted of the following:

	April 30, 2011	April 24, 2010
Cash on hand	$200,443	$199,311
Cash equivalents:
Government securities	76,137	114,233
Money market funds	112,085	27,047

	188,222	141,280

Total	$388,665	$340,591

Cash on hand is generally in interest earning accounts.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for each of the Company’s reportable segments for the fiscal year ended April 30, 2011 are as follows:

	Balance at April 24, 2010	Acquisition Activity	Other Activity	Balance at April 30, 2011
Dental supply	$131,370	$—	$1,300	$132,670
Rehabilitation supply	530,904	6,481	610	537,995
Veterinary supply	119,809	651	4,491	124,951

Total	$782,083	$7,132	$6,401	$795,616

The increase in the acquisition activity column during the nine month period ended April 30, 2011 primarily reflects the purchase price allocations of the rehabilitation businesses of DCC Healthcare, which were acquired in June 2010. The other activity column is comprised primarily of earn-out payments made related to acquisitions completed prior to fiscal year 2010 and foreign currency translation.

Other intangibles acquired in the acquisitions from DCC Healthcare had a fair value of approximately $17.3 million and a weighted average useful life of 9.9 years.

Balances of other intangible assets excluding goodwill are as follows:

	April 30, 2011	April 24, 2010
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,422	$76,464

Amortized:
Distribution agreement, customer lists and other	229,649	209,050
Less: Accumulated amortization	(78,855)	(61,920)

Net amortized intangible assets	150,794	147,130

Total identifiable intangible assets, net	$227,216	$223,594

In 2006, the Company extended its exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC® 3D dental restorative system. The Company paid a $100 million distribution fee to extend the agreement for a 10-year period that began in October 2007. The distribution fee is included in identifiable intangibles, net in the consolidated balance sheet. The amortization of the distribution agreement fee is recorded over the 10-year period based on estimates of the pattern in which the economic benefits of the fee are expected to be realized, consisting primarily of revenues generated from the sale of CEREC® 3D dental restorative systems. Amortization expense in any year may differ significantly from other years.

With respect to the amortized intangible assets, future amortization expense is expected to approximate $18,500, $19,600, $21,100, $22,400 and $24,400 for fiscal years 2012, 2013, 2014, 2015 and 2016, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, actual revenues generated from the sale of CEREC® 3D dental restorative systems, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions and Equity Investments

We completed several acquisitions during fiscal years 2011, 2010 and 2009. The operating results of each of these acquisitions are included in the Company’s consolidated statements of income from the date of each acquisition. Pro forma results of operations and details of the purchase price allocations have not been presented for these acquisitions since the effects of these business acquisitions were not material to the Company either individually or in the aggregate. A listing of acquisitions completed during the periods covered by these financial statements is presented below:

Entity	Segment
Fiscal 2011:
DCC Healthcare	Rehabilitation supply
ePet Records LLC	Veterinary supply

Fiscal 2010:
Therapeutic Technologies	Rehabilitation supply
Global Medical & Dental	Dental supply
Empi Therapy Solutions	Rehabilitation supply
Summit Sports Medical	Rehabilitation supply

Fiscal 2009:
Mobilis Healthcare Group	Rehabilitation supply
Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC	Dental supply
Columbus Serum Company	Veterinary supply
Odyssey Veterinary Software LLC	Veterinary supply
Denesca	Dental supply

In April 2010, the Company made a minority equity investment of 33.3% in VetSource, a leading North American provider of integrated specialty pharmacy distribution, including home delivery capabilities. The investment in VetSource is being accounted for under the equity method of accounting and is included in other long-term assets in the consolidated balance sheet.

5. Property and Equipment

	April 30, 2011	April 24, 2010
Land	$14,103	$12,263
Buildings	113,563	104,750
Leasehold improvements	14,336	13,381
Furniture and equipment	124,217	112,636
Data processing equipment	76,990	77,063
Construction-in-progress	19,487	3,244

	362,696	323,337
Accumulated depreciation	(173,113)	(153,739)

Property and equipment, net	$189,583	$169,598

Construction in progress includes a new Patterson Technology Center facility in Illinois and improvements to an existing distribution facility in Indiana.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company transfers financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduits. The SPE does not issue any debt. While there is no recourse to the Company by the commercial paper conduits on the sale of contracts, the Company receives only approximately 84% of the principal amount of the contracts upon the sale. The remaining 16% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The deferred purchase price receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. As of April 30, 2011, the maximum outstanding capacity of this arrangement with the conduits at any one time is $500 million.

The Company also maintains an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchased customers’ financing contracts. The Company has established another SPE, PDC Funding LLC II (“PDC II”), as a consolidated, wholly owned subsidiary, which sold financing contracts to the U.S. Bank group. The Company received a portion of the principal amounts of the contracts upon sale with the remaining portion of the proceeds held by the banks as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement was $110 million. In the fourth quarter of fiscal 2010, this agreement was amended such that no additional contracts will be sold, but the remaining contracts previously sold and outstanding under the agreement will continue under the agreement. Approximately $44 million of such contracts were outstanding as of April 30, 2011.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, “Transfers and Servicing.” During fiscal 2011, 2010 and 2009, the Company sold approximately $296.4, $300.8 and $189.5 million, respectively, of its contracts under these arrangements. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at April 30, 2011.

Included in current receivables in the consolidated balance sheets are approximately $78.5 million, net of unearned income of $3.6 million, and $116.7 million, net of unearned income of $4.2 million, as of April 30, 2011 and April 24, 2010, respectively, of finance contracts not yet sold by the Company. A total of $457.1 million of finance contracts receivable sold under the agreements were outstanding at April 30, 2011. The residual receivable under the arrangements was approximately $78.0 and $65.2 million as of April 30, 2011 and April 24, 2010, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

In March 2008, the Company issued fixed-rate senior notes with an aggregate principal amount of $450 million, consisting of (i) $50 million 4.63% senior notes, due fiscal 2013; (ii) $250 million 5.17% senior notes, due fiscal 2015; and (iii) $150 million 5.75% senior notes, due fiscal 2018.

Also in March 2008, the Company entered into a term loan agreement with a principal amount of $75 million, which matures in fiscal 2013. The term loan bears interest at a floating rate based on LIBOR plus a spread which can range from 0.50% to 1.25% based on our leverage ratio, as defined in the agreement. During the years ended April 30, 2011 and April 24, 2010, the weighted average interest rate of this term loan was 1.11% and 1.30%, respectively.

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

In addition, in March 2008 the Company entered into two forward starting interest rate swap agreements, each with notional amounts of $100 million and accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the issuance of the 5.17% senior notes due fiscal 2015 and the 5.75% senior notes due fiscal 2018, respectively. Upon issuance of the hedged debt, the Company settled the forward starting interest rate swap agreements and recorded a $1.0 million increase, net of income taxes, to other comprehensive income, which is being amortized against interest expense over the life of the related debt. The pre-tax amount reclassified into earnings during fiscal years 2011, 2010 and 2009 was $0.2 million. The amount expected to be reclassified into earnings during fiscal 2012 is also expected to be $0.2 million.

The Company has available a $300 million revolving credit facility through November 2012. Interest on borrowings is based on LIBOR plus a spread which can range from 0.40% to 1.00%. This spread as well as a commitment fee on the unused portion of the facility are based on our leverage ratio, as defined in the agreement. There were no outstanding borrowings under the facility at April 30, 2011 or April 24, 2010.

Long-term debt consisted of the following:

	April 30, 2011	April 24, 2010
Fixed rate (4.63 % to 5.75%) senior notes due fiscal 2013 to 2018	$450,000	$450,000
Variable rate (Libor plus 0.75%) term note due fiscal 2013	75,000	75,000

Long-term debt	$525,000	$525,000

Maturities of long-term debt by fiscal year are as follows:

2012	0
2013	$125,000
2014	0
2015	250,000
2016	0
Thereafter	150,000

Total long-term debt	$525,000

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios as defined in the agreements. The Company met the financial covenants under the debt agreements as of April 30, 2011.

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 30, 2011, PDC Funding had purchased two interest rate caps from banks with combined notional amounts of $500 million and maturity dates of September 2018. Patterson Companies, Inc. sold two identical interest rate caps to the same banks. Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements. These agreements have a notional amount of $110 million and a maturity date of July 2015.

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with our finance contracts. As of April 30, 2011, the agreements have notional amounts of approximately $7 million and $4 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

In fiscal 2011, the Company entered into a foreign currency forward contract that was settled within the same quarter it was entered into. This contract served as an economic hedge and was not designated as a hedge for accounting purposes. The gain on the contract was $0.1 million.

Also in fiscal 2011, the Company entered into a foreign currency forward contract that was settled during the year. The forward contract served as an economic hedge and was not designated as a hedge for accounting purposes. The resulting loss on this contract was $2.0 million.

None of the Company’s outstanding interest rate contracts qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreements as an asset or liability and the change in any period as income or expense of the period in which the change occurs.

The following presents the fair value of interest rate contracts included in the consolidated balance sheets (in millions):

	Assets			Liabilities
	Classification	Fair Value		Classification	Fair Value
Derivative type		April 30, 2011	April 24, 2010		April 30, 2011	April 24, 2010
Interest rate contracts	Other noncurrent assets	$5.5	$11.7	Other noncurrent liabilities	$5.6	$12.6

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the effect of interest rate and foreign currency contracts on the consolidated statements of income (in millions):

Derivative type	Classification of gain (loss) recognized on derivative	Gain (loss) recognized on derivative
		Fiscal Year
		2011	2010	2009
Interest rate contracts	Other income (expense), net	($0.1)	($0.9)	($1.3)
Foreign currency contracts Other income(expense), net		($1.9)	$0.0	$0.0

See also Note 7 for information on two forward starting interest rate swaps which were entered into and settled during the fourth quarter of fiscal 2008.

9. Fair Value Measurements

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$188.2	$188.2	—	—
Derivative instruments	$5.5	—	$5.5	—

Total assets	$193.7	$188.2	$5.5	—

Liabilities:
Derivative instruments	$5.6	—	$5.6	—

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 24, 2010 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$141.3	$141.3	—	—
Derivative instruments	$11.7	—	$11.7	—

Total assets	$153.0	$141.3	$11.7	—

Liabilities:
Derivative instruments	$12.6	—	$12.6	—

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

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets in fiscal years 2011, 2010 and 2009.

The Company’s long-term debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 30, 2011 and April 24, 2010 was $527.0 million and $513.5 million, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 30, 2011 and April 24, 2010.

10. Lease Commitments

The Company leases facilities for its branch office locations, a few small distribution facilities, and certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under non-cancelable operating leases are as follows at April 30, 2011:

2012	$17,799
2013	15,277
2014	11,106
2015	8,745
2016	6,632
Thereafter	11,540

Total minimum payments required	$71,099

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was $20,459, $19,238 and $18,200 for the years ended April 30, 2011, April 24, 2010 and April 25, 2009, respectively.

11. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2011	2010	2009
Current:
Federal	$87,315	$98,481	$87,879
Foreign	14,548	16,308	10,974
State	11,469	11,747	11,333

Total current	113,332	126,536	110,186
Deferred:
Federal	14,938	544	8,493
Foreign	310	(360)	487
State	1,922	67	850

Total deferred	17,170	251	9,830

Provision for income taxes	$130,502	$126,787	$120,016

Deferred tax assets and liabilities are included in prepaid expenses and other current assets and in non-current liabilities on the balance sheet. Significant components of the Company’s deferred tax assets (liabilities) as of April 30, 2011 and April 24, 2010 are as follows:

	2011	2010
Deferred current income tax asset (liability):
Capital Accumulation Plan	$4,048	$4,716
Inventory obsolescence	3,455	3,619
Bad debt allowance	2,424	3,393
LIFO reserve	(14,755)	(5,170)
Other	14,229	13,745

Deferred net current income tax asset	9,401	20,303
Deferred long-term income tax (liability) asset:
Amortizable intangibles	(30,033)	(31,752)
Goodwill	(49,089)	(41,583)
Property, plant, equipment	(3,737)	(4,055)
Stock based compensation expense	6,146	5,044
Net operating loss carryforwards	9,431	5,842
Other	(4,612)	(1,722)

	(71,894)	(68,226)
Valuation allowance	(6,345)	(3,938)

Deferred net long-term income tax liability	(78,239)	(72,164)

Net deferred income tax liability	$(68,838)	$(51,861)

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At April 30, 2011, the Company had foreign net operating loss carryforwards (“NOLs”) of $33.7 million attributable to the fiscal 2009 acquisition of Mobilis Healthcare Group. A valuation allowance of $6.3 million has been recorded since the Company believes it is more likely than not that the deferred tax asset of $9.4 million arising from the NOLS will not be fully utilized due to uncertainties relating to future taxable income from the acquired operations.

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $199.4 million as of April 30, 2011. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2011	2010	2009
Tax at U.S. statutory rate	$124,561	$118,664	$111,878
State tax provision, net of federal benefit	8,950	8,103	7,318
Effect of foreign taxes	2,398	1,411	556
Other	(5,407)	(1,391)	264

	$130,502	$126,787	$120,016

The “Other” line in the table above includes tax deductions of $2.6 million in fiscal 2011 and $0.5 million in fiscal 2010, related to dividends paid on shares held by the ESOP.

As of April 30, 2011 and April 24, 2010, the Company’s gross unrecognized tax benefits were $19.0 million and $18.7 million, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $4.9 million and $5.0 million, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheet.

A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended April 30, 2011 and April 24, 2010 are shown below:

	2011	2010
Balance, beginning of period	$18,685	$17,544
Additions for tax positions related to the current year	2,737	2,904
Additions for tax positions of prior years	468	1,577
Reductions for tax positions of prior years	(1,309)	(1,597)
Statute expirations	(1,504)	(1,287)
Settlements	(114)	(456)

Balance, end of period	$18,963	$18,685

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also recognizes both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 30, 2011 and April 24, 2010, the Company had recorded $2.9 million and $2.8 million, respectively, for interest and penalties. These amounts are also included in other long-term liabilities on the consolidated balance sheet. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease the Company’s effective tax rate. During the years ended April 30, 2011 and April 24, 2010, the Company recorded as part of tax expense $0.8 million and $0.4 million, respectively, related to an increase in its estimated liability for interest and penalties.

The Company files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. The Company is not currently under audit by the Internal Revenue Service (“IRS”). The IRS has either examined or waived examination of all periods up to and including our fiscal year ended April 28, 2007. Periodically, state, local and foreign income tax returns are examined by various taxing authorities. We do not believe the outcome of these various examinations would have a material adverse impact on our financial statements.

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

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company’s reportable segments:

	Fiscal Year
	2011	2010	2009
Net sales
Dental supply	$2,236,056	$2,167,495	$2,174,409
Rehabilitation supply	504,734	426,297	369,169
Veterinary supply	674,880	643,584	550,649

Consolidated net sales	$3,415,670	$3,237,376	$3,094,227

Operating income
Dental supply	$272,185	$263,750	$264,544
Rehabilitation supply	66,809	59,922	55,584
Veterinary supply	37,014	31,619	26,098

Consolidated operating income	$376,008	$355,291	$346,226

Depreciation and amortization
Dental supply	$27,410	$26,277	$21,341
Rehabilitation supply	7,833	5,909	6,032
Veterinary supply	6,096	7,288	2,973

Consolidated depreciation and amortization	$41,339	$39,474	$30,346

Total assets
Dental supply	$1,359,659	$1,331,510	$1,092,924
Rehabilitation supply	863,930	773,732	740,085
Veterinary supply	341,379	317,727	300,611

Consolidated total assets	$2,564,968	$2,422,969	$2,133,620

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents sales information by product for the Company and its reportable segments:

	Fiscal Year
	2011	2010	2009
Consolidated
Consumable and printed products	$2,232,876	$2,124,558	$1,986,872
Equipment and software	900,846	839,436	851,944
Other	281,948	273,382	255,411

Total	$3,415,670	$3,237,376	$3,094,227

Dental supply
Consumable and printed products	$1,253,224	$1,214,796	$1,217,193
Equipment and software	734,749	709,468	731,389
Other	248,083	243,231	225,827

Total	$2,236,056	$2,167,495	$2,174,409

Rehabilitation supply
Consumable and printed products	$348,641	$303,044	$254,270
Equipment and software	131,776	100,583	93,236
Other	24,317	22,670	21,663

Total	$504,734	$426,297	$369,169

Veterinary supply
Consumable and printed products	$631,011	$606,718	$515,409
Equipment and software	34,321	29,385	27,319
Other	9,548	7,481	7,921

Total	$674,880	$643,584	$550,649

The following table presents information about the Company by geographic area. No individual country, except for the United States, generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year
	2011	2010	2009
Net sales
United States	$3,006,984	$2,903,407	$2,821,771
International	408,686	333,969	272,456

Total	$3,415,670	$3,237,376	$3,094,227

Income before tax
United States	$316,293	$298,061	$288,975
International	39,594	40,980	30,676

Total	$355,887	$339,041	$319,651

Long-lived assets
United States	$1,195,359	$1,179,361	$1,101,421
International	138,900	109,850	94,604

Total	$1,334,259	$1,289,211	$1,196,025

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stockholders’ Equity

Dividends

In the fourth quarter of fiscal 2010, the Company initiated a quarterly cash dividend of $0.10 per share. A quarterly cash dividend of $0.10 per share was paid throughout fiscal 2011, except in the fourth quarter when the dividend was increased to $0.12 per share. Prior to March 2010, the Company had not declared or paid any cash dividends on its common stock since its initial public offering in 1992. The Company expects to continue paying a quarterly cash dividend into the foreseeable future.

Share Repurchases

During fiscal 2011, the Company repurchased and retired 3,257,374 shares of its common stock for $98,960, or an average of $30.38 per share. There were no share repurchases in fiscal years 2010 or 2009.

In December 2007, the Company’s Board of Directors expanded a share repurchase program to allow for the purchase of up to twenty-five million shares of common stock in open market transactions. As of March 2011, approximately 20.5 million shares had been repurchased under this authorization. In March 2011, the Board of Directors cancelled and replaced the existing share repurchase program with a new authorization to repurchase up to twenty-five million shares of common stock. As of April 30, 2011, 23,090,999 shares remain available under the repurchase authorization, which expires on March 15, 2016.

Employee Stock Ownership Plan (ESOP)

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. The contribution from the ESOP to employees is determined annually by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. The shares under the 1990 note are grandfathered from the accounting provisions of ASC Topic 718-40, “Employer Stock Ownership Plans” (“ASC 718-40”) and therefore the provisions of the former SOP 76-3 apply. Accordingly, the expense recognized when these shares are released and allocated to participants is based on the original cost to acquire the shares. During fiscal 2011, 2010 and 2009, shares secured by the 1990 note with an aggregate cost of $1,635, $1,615 and $1,500, respectively, were committed for release and allocated to ESOP participants.

In fiscal 2002, the Company’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into the Company. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 665,978 shares of common stock of the Company. These shares are accounted for under ASC 718-40 and accordingly these shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. When the shares are committed for release and allocated to the participants, the expense to the Company is determined based on current fair market value. The loan bears interest at current rates but principal does not begin to amortize until fiscal 2012. Beginning in fiscal 2012 and through fiscal 2020, an annual payment of $250 plus interest is due and in fiscal 2020, a final payment of any outstanding principal and interest balance is due. Prepayments of principal can be made at any time without penalty. A total of 665,978 shares were issued in the transaction of which 97,810 were previously allocated to Thompson employees. The remaining 568,168 shares began to be allocated in fiscal 2004 but only to the extent of interest on the loan. During fiscal 2011, 2010 and 2009, shares secured by the Thompson note with an aggregate fair value of $81, $111 and $300, respectively, were committed for release and allocated to ESOP participants.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 11, 2006, the Company entered into a third loan agreement with the ESOP and loaned $105 million (the “2006 note”) for the sole purpose of enabling the ESOP to purchase shares of the Company’s common stock. The ESOP purchased 3,159,645 shares with the proceeds from the 2006 note. These shares are also accounted for under ASC 718-40. Interest on the unpaid principal balance accrues at a rate equal to six-month LIBOR, with the rate resetting semi-annually. Interest payments were not required during the period from and including September 11, 2006 through April 30, 2010. On April 30, 2010, accrued and unpaid interest was added to the outstanding principal balance under the note, with interest thereafter accruing on the increased principal amount. Unpaid interest accruing after April 30, 2010 is due and payable on each successive April 30 occurring through September 10, 2026. No principal payments are due until September 10, 2026; however, prepayments can be made without penalty. During fiscal 2011, shares secured by the 2006 note with an aggregate fair value of $397 were committed for release and allocated to ESOP participants. No shares secured by the 2006 note were released prior to fiscal 2011.

At April 30, 2011, a total of 13,519,176 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $469,251. With respect to the 1990 note, committed-to-be-released shares were 1,719,911 and there were no remaining suspense shares. Related to the shares from the Thompson transaction, committed-to-be-released shares were 2,708 and suspense shares were 483,238. Finally, with respect to the 2006 note, committed-to-be-released shares were 13,221 and suspense shares were 3,146,424.

The Company anticipates the allocation of the remaining suspense, or unearned, shares to occur over a period of approximately 10 to 15 years. As of April 30, 2011, the fair value of all unearned shares held by the ESOP was approximately $126.0 million. The Company will recognize an income tax deduction as the unearned ESOP shares are released. Such deductions will be limited to the ESOP’s original cost to acquire the shares.

Dividends on allocated shares are passed down to the ESOP participants. Dividends on unallocated shares are being used by the ESOP to make debt service payments on the notes due to the Company.

14. Stock-based Compensation

The consolidated statements of income for fiscal years 2011, 2010 and 2009 include pre-tax stock-based compensation expense of $10.5 million ($7.2 million after-tax), $8.8 million ($6.2 million after-tax) and $7.7 million ($5.6 after-tax), respectively, recorded in accordance with the provisions of ASC Topic 718 “Stock Compensation”. All pre-tax expense is included in operating expenses within the consolidated statements of income. The consolidated statement of cash flows present the pre-tax stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, benefits associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities. For fiscal years 2011, 2010 and 2009, these excess benefits totaled $1.3, $0.4 and $0.3 million, respectively.

As of April 30, 2011, the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $21.1 million, and it is expected to be recognized over a weighted average period of approximately 4.0 years.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description of General Methods and Assumptions Used to Estimate Fair Value

Described below are certain methods and assumptions used to estimate the fair value of stock-based compensation awards. Further information is presented below within this Note that may be unique to a particular award or group of awards.

Expected dividend yield – the Company had not historically paid dividends. Accordingly, the expected dividend yield used had been 0%. For awards issued since the Company’s initial quarterly dividend in the fourth quarter of fiscal 2010, the Company has included an expected dividend yield based on estimates as of the grant date of awards.

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

The Equity Incentive Plan amendments did not change the number of shares reserved for awards under the plan. The Equity Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock and restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards and dividend equivalents. Awards may have a term no longer than ten years and vesting terms are determined by the compensation committee of the Board of Directors. The minimum restriction period for restricted stock and restricted stock units is three years, or one year in the case of performance-based awards. Additionally, a plan amendment in September 2009 increased the maximum number of shares that may be issued pursuant to awards of restricted stock, restricted stock awards and stock bonuses from 2,000,000 shares to 6,000,000 shares. Prior to fiscal 2006, only stock option awards had been granted under the Equity Incentive Plan. During fiscal years 2011, 2010 and 2009, expense recognized related to stock options was $1.7 million, $2.0 million and $2.0 million, respectively.

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions during fiscal years 2011, 2010 and 2009:

	April 30, 2011	April 24, 2010	April 25, 2009
Expected dividend yield	1.2%	—	—
Expected stock price volatility	38.0%	32.7%	31.0%
Risk-free interest rate	3.6%	2.7%	3.3%
Expected life of options (years)	8.8	8.3	8.3

Following is a summary of stock option activity for all plans during fiscal years 2011, 2010 and 2009:

	Total Outstanding
	Number of Options	Exercise Price (a)	Intrinsic Value
Balance as of April 26, 2008	2,030	$24.10
Granted	52	30.45
Exercised	(142)	11.59
Canceled	(42)	22.85

Balance as of April 25, 2009	1,898	$25.24
Granted	86	20.76
Exercised	(281)	12.36
Canceled	(55)	33.15

Balance as of April 24, 2010	1,648	$26.94
Granted	51	32.08
Exercised	(334)	17.82
Canceled	(92)	23.02

Balance as of April 30, 2011	1,273	$29.82	$8,025

Vested or expected to vest as of April 30, 2011	1,085	$29.89	$6,740

Exercisable as of April 30, 2011	590	$30.24	$3,351

(a)	Weighted-average exercise price

The weighted average fair values of options granted during fiscal years 2011, 2010 and 2009 were $14.07, $8.95, and $13.50, respectively. The weighted average remaining contractual lives of options outstanding and options exercisable as of April 30, 2011 were 3.6 and 2.9 years, respectively. The Company settles stock option exercises with newly issued common shares.

Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $4.4, $6.1 and $1.2 million, respectively, in fiscal 2011; $3.4, $3.5 and $1.3 million, respectively, in fiscal 2010; and $2.5, $1.6 and $0.8 million, respectively, in fiscal 2009.

Restricted Stock and Performance Unit Awards

In fiscal 2006, the Company began to issue restricted stock and performance unit awards under the Equity Incentive Plan. The grant date fair value is based on the closing stock price on the day of the grant. Restricted stock awards to employees generally vest over a seven or nine-year period and are subject to forfeiture provisions. Certain restricted stock awards, which are held by line management, are subject to accelerated vesting

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions beginning three years after the grant date, based on certain operating goals. Restricted stock awards are also granted to non-employees directors on the date of each annual board meeting. These awards vest over three years. The performance unit awards, issued primarily to executive management, are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the Board of Directors. The satisfaction of operating goals is not finally determined until the end of a three-year period. Accordingly, the Company recognizes expense related to performance unit awards over the requisite service period using the straight-line method based on the outcome that is probable. During fiscal years 2011, 2010 and 2009, expense recognized related to restricted stock and performance unit awards was $5.5 million, $3.7 million, and $2.5 million, respectively. The total intrinsic value of restricted stock awards that vested in fiscal 2011, 2010 and 2009 was $3.5 million, $0.8 million and $0.5 million, respectively. No performance units have been granted since fiscal 2009 and none of the performance units that have been awarded were ultimately earned. As of April 30, 2011, no performance units were outstanding.

The following tables summarize information concerning non-vested restricted stock awards and performance unit awards for fiscal years 2011, 2010 and 2009:

	Restricted Stock Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 26, 2008	393	$37.21
Granted	206	32.95
Vested	(14)	33.60
Forfeitures	(48)	36.13

Outstanding at April 25, 2009	537	$35.77
Granted	451	20.35
Vested	(34)	36.65
Forfeitures	(35)	29.21

Outstanding at April 24, 2010	919	$28.42
Granted	406	31.91
Vested	(104)	33.07
Forfeitures	(110)	28.81

Outstanding at April 30, 2011	1,111	$29.22

	Performance Unit Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 26, 2008	44	$36.77
Granted	32	31.34
Forfeitures and cancellations	(13)	42.62

Outstanding at April 25, 2009	63	$32.80
Forfeitures and cancellations	(36)	34.24

Outstanding at April 24, 2010	27	$30.88
Forfeitures and cancellations	(27)	(30.88)

Outstanding at April 30, 2011	0	$0

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In June 1992, the Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 4,750,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors and follows a calendar plan year. Employees are eligible to participate after nine months of employment with the Company if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85 percent of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. At April 30, 2011, there were 568,439 shares available for purchase under the Stock Purchase Plan.

The Stock Purchase Plan includes a look-back option and accordingly there are several option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the employee stock purchase plan was $1.8, $1.6 and $1.6 million during fiscal years 2011, 2010 and 2009, respectively. The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan for fiscal years 2011, 2010 and 2009:

	2011	2010	2009
Expected dividend yield	0.4%	—	—
Expected stock price volatility	31.3%	29.0%	29.0%
Risk-free interest rate	0.2%	0.1%	2.2%
Expected life of options (years)	0.5	0.5	0.5

Capital Accumulation Plan

In 1996, the Company adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Key employees of the Company or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’ compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of the Company until the restrictions lapse. The restriction period is three years from the beginning of the plan year, but restricted shares are subject to forfeiture provisions. At April 30, 2011, 2,424,521 shares were available for purchase under the CAP Plan.

Based on the provisions of the CAP Plan, there are option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the CAP Plan was $1.4, $1.6 and $1.6 million during fiscal years 2011, 2010 and 2009, respectively. The following table summarizes the weighted-average assumptions relating to the CAP Plan for fiscal years 2011, 2010 and 2009:

	2011	2010	2009
Expected dividend yield	0.4%	—	—
Expected stock price volatility	31.3%	29.0%	29.0%
Risk-free interest rate	0.4%	1.1%	2.3%
Expected life of options (years)	1.0	1.0	1.0

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

As of April 30, 2011 and April 24, 2010, the Company had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss. These accrued amounts, as well as related expenses, have not been material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

16. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks, except for the quarter ended July 31, 2010, which included 14 weeks. The following table summarizes results for fiscal 2011 and 2010.

	Quarter Ended
	Apr. 30, 2011	Jan. 29, 2011	Oct. 30, 2010	July 31, 2010
Net sales	$883,819	$824,650	$857,414	$849,787
Gross profit	303,949	280,875	279,201	280,200
Operating income	104,125	92,707	90,152	89,024
Net income	62,707	55,396	53,357	53,925
Earnings per share—basic	$0.52	$0.47	$0.45	$0.45
Earnings per share—diluted	$0.52	$0.47	$0.45	$0.45

	Quarter Ended
	Apr. 24, 2010	Jan. 23, 2010	Oct. 24, 2009	July 25, 2009
Net sales	$812,762	$820,084	$814,951	$789,579
Gross profit	288,111	276,069	266,537	258,684
Operating income	100,248	93,767	84,486	76,790
Net income	61,805	56,049	49,343	45,057
Earnings per share—basic	$0.52	$0.47	$0.42	$0.38
Earnings per share—diluted	$0.52	$0.47	$0.41	$0.38

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of April 30, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2011. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

/s/ SCOTT P. ANDERSON
President and Chief Executive Officer

/s/ R. STEPHEN ARMSTRONG
Executive Vice President, Chief Financial
Officer and Treasurer

The report of the Company’s independent registered public accounting firm on internal control over financial reporting is included in Item 8. of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

As of April 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2011, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 12, 2011 (the “2011 Proxy Statement”). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2011 Proxy Statement and such information is incorporated by reference herein.

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

Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Non-Employee Director Compensation” and “Executive Compensation” in the 2011 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of April 30, 2011 about the common stock that may be issued under all of our existing equity compensation plans. All of these plans have been approved by our shareholders, except the Canadian Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,272,710	$29.82	7,438,701
Equity compensation plans not approved by security holders	—	—	1,919,895

Total	1,272,710	$29.82	9,358,596

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

The other information required by this item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Our Board of Directors and Committees” in the 2011 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the captions “Proposal No. 4 Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” in the 2011 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of the Company and its subsidiaries are included in Part II, Item 8:

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2011, April 24, 2010 and April 25, 2009.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit
2.1	Article of Merger and Plan of Merger dated June 23, 2004 [10]

3.1	The Company’s Restated Articles of Incorporation [10]

3.2	The Company’s Bylaws, as amended [1]

4.1	Specimen form of the Company’s Common Stock Certificate [10]

4.2	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, the registrant has omitted to file certain unregistered convertible debentures. The total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of such convertible debentures to the Commission upon request. [8]

4.3	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents [9]

4.4	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP 9

Exhibit
10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended [1]

10.2	Patterson Dental Company 1992 Stock Option Plan [1]

10.3	Patterson Dental Company 1992 Director Stock Option Plan [1]

10.4	Patterson Dental Company Employee Stock Purchase Plan [1]

10.5	Patterson Dental Company Capital Accumulation Plan [2]

10.6	Patterson Companies, Inc. Fiscal 2012 Incentive Plan

10.7	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992 [1]

10.8	Amended and Restated Term Promissory Note dated July 13, 1992 [1]

10.9	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.10	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association [3]

10.11	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc. [4]

10.12	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association [5]

10.13	Third Amended and Restated Receivables Purchase Agreement dated December 3, 2010 between PDC Funding Company, LLC, Patterson Companies, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Bank”) and a commercial paper conduit managed by the Bank. [12]

10.14	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [5]

10.15	2001 Non-Employee Director Stock Option Plan [5]

10.16	Amendments to Restated Employee Stock Purchase Plan [5]

10.17	Amended and Restated Employee Stock Ownership Plan [5]

10.18	Stock Option Plan for Canadian Employees [6]

10.19	Patterson Companies, Inc. Equity Incentive Plan [11]

10.20	ESOP Loan Agreement dated April 1, 2002 [7]

10.21	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company [7]

10.22	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent. [8]

10.23	ESOP Loan Agreement dated September 11, 2006 [13]

10.24	ESOP Note dated September 11, 2006 [13]

10.25	Receivables Sale Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc. [14]

10.26	Contract Purchase Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Companies, Inc., U.S. Bank National Association and The Northern Trust Company [14]

Exhibit
10.27	Amended and Restated Credit Agreement, dated as of November 28, 2007, among Patterson Companies, Inc., as the Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents. [1][5]

10.28	Note Purchase Agreement dated March 19, 2008 among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP 1[6]

10.29	Term Loan Credit Agreement dated March 20, 2008 among Patterson Companies, Inc., as the Borrower, the Lenders from time to time parties hereto and JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent [1][6]

10.30	Accelerated Share Repurchase Agreement, dated March 19, 2008, by and between Patterson Companies, Inc. and JPMorgan Chase Bank, National Association [1][6]

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2011, filed with the SEC on June 29, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 30, 2011 and April 24, 2010, (ii) the consolidated statements of income for the year ended April 30, 2011, April 24, 2010 and April 25, 2009, (iii) the consolidated statements of cash flows for the years ended April 30, 2011, April 24, 2010 and April 25, 2009, (iv) the consolidated statements of changes in stockholders’ equity for the years ended April 30, 2011, April 24, 2010 and April 25, 2009 and (v) the notes to the consolidated financial statements. (a)

(a)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
1	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
2	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.
3	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
4	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
5	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.
6	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.

7	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003.
8	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended October 25, 2003.
9	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 24, 2004.
10	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended July 31, 2004.
11	Incorporated by reference to the Registrant’s Form 8-K/A dated September 14, 2004, filed on September 29, 2004.
12	Incorporated by reference to the Registrant’s Form 8-K dated December 3, 2010, filed on December 8, 2010.
13	Incorporated by reference to the Registrant’s Form 8-K dated September 11, 2006, filed on September 12, 2006.
14	Incorporated by reference to the Registrant’s Form 8-K dated April 27, 2007, filed on May 3, 2007.
15	Incorporated by reference to the Registrant’s Form 8-K dated November 28, 2007, filed on December 3, 2007.
16	Incorporated by reference to the Registrant’s Form 8-K dated March 19, 2008, filed on March 24, 2008.

(b)	See Schedule II.

(c)	See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: June 29, 2011	By	/s/ SCOTT P. ANDERSON
Scott P. Anderson,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ SCOTT P. ANDERSON Scott P. Anderson	President and Chief Executive Officer (Principal Executive Officer)	June 29, 2011

/s/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2011

/s/ PETER L. FRECHETTE Peter L. Frechette	Director (Chairman of the Board of Directors)	June 29, 2011

/s/ JOHN D. BUCK John D. Buck	Director	June 29, 2011

/s/ RONALD E. EZERSKI Ronald E. Ezerski	Director	June 29, 2011

/s/ ANDRE B. LACY Andre B. Lacy	Director	June 29, 2011

/s/ CHARLES REICH Charles Reich	Director	June 29, 2011

/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director	June 29, 2011

/s/ HAROLD C. SLAVKIN Harold C. Slavkin	Director	June 29, 2011

/s/ BRIAN S. TYLER Brian S. Tyler	Director	June 29, 2011

/s/ LES C. VINNEY Les C. Vinney	Director	June 29, 2011

/s/ JAMES W. WILTZ James W. Wiltz	Director	June 29, 2011

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended April 30, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$9,111	$3,409	$—	$4,155	$8,365

LIFO inventory adjustment	$56,961	$4,424	$—	$—	$61,385
Inventory obsolescence reserve	8,329	10,403	—	12,888	5,844

Total inventory reserve	$65,290	$14,827	$—	$12,888	$67,229

Year ended April 24, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$9,773	$4,579	$—	$5,241	$9,111

LIFO inventory adjustment	$51,934	$5,027	$—	$—	$56,961
Inventory obsolescence reserve	8,381	10,347	—	10,399	8,329

Total inventory reserve	$60,315	$15,374	$—	$10,399	$65,290

Year ended April 25, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$8,030	$4,193	$1,181	$3,631	$9,773

LIFO inventory adjustment	$44,333	$7,601	$—	$—	$51,934
Inventory obsolescence reserve	5,497	13,676	1,310	12,102	8,381

Total inventory reserve	$49,830	$21,277	$1,310	$12,102	$60,315

INDEX TO EXHIBITS

Exhibit 10.6	Patterson Companies, Inc. Fiscal 2012 Incentive Compensation Plan

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2011, filed with the SEC on June 29, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 30, 2011 and April 24, 2010, (ii) the consolidated statements of income for the year ended April 30, 2011, April 24, 2010 and April 25, 2009, (iii) the consolidated statements of cash flows for the years ended April 30, 2011, April 24, 2010 and April 25, 2009, (iv) the consolidated statements of changes in stockholders’ equity for the years ended April 30, 2011, April 24, 2010 and April 25, 2009 and (v) the notes to the consolidated financial statements. (a)

(a)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.