Form 10-Q
period 2011-07-30
PATTERSON COMPANIES, INC.
filed 2011-09-08
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State of incorporation)	(I.R.S. Employer Identification Number)

1031 Mendota Heights Road St. Paul, Minnesota	55120
(Address of principal executive offices)	(Zip Code)

(651) 686-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Patterson Companies, Inc. had outstanding 118,458,385 shares of common stock as of September 2, 2011.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended July 30, 2011, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2011 Annual Report on Form 10-K filed June 29, 2011 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 30, 2011	April 30, 2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$373,776	$388,665
Receivables, net	423,285	465,170
Inventory	346,476	336,094
Prepaid expenses and other current assets	35,195	40,780

Total current assets	1,178,732	1,230,709

Property and equipment, net	196,243	189,583
Long-term receivables, net	95,078	90,285
Goodwill	795,882	795,616
Identifiable intangibles, net	223,101	227,216
Other	28,477	31,559

Total assets	$2,517,513	$2,564,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201,801	$210,033
Accrued payroll expense	33,021	56,575
Other accrued expenses	102,716	100,823
Income taxes payable	12,172	0

Total current liabilities	349,710	367,431

Long-term debt	525,000	525,000
Other long-term liabilities	108,652	111,997

Total liabilities	983,362	1,004,428

STOCKHOLDERS’ EQUITY
Common stock	1,195	1,211
Additional paid-in capital	—	—
Accumulated other comprehensive income	39,940	41,950
Retained earnings	1,608,134	1,632,497
Unearned ESOP shares	(115,118)	(115,118)

Total stockholders’ equity	1,534,151	1,560,540

Total liabilities and stockholders’ equity	$2,517,513	$2,564,968

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 30, 2011	July 31, 2010

Net sales	$847,422	$849,787

Cost of sales	569,146	569,587

Gross profit	278,276	280,200

Operating expenses	196,283	191,176

Operating income	81,993	89,024

Other income and (expense):
Interest income	1,829	2,643
Interest expense	(6,353)	(6,890)
Other gain (loss)	(611)	990

Income before taxes	76,858	85,767

Income taxes	28,248	31,842

Net income	$48,610	$53,925

Earnings per share:
Basic	$0.42	$0.45

Diluted	$0.42	$0.45

Weighted average common shares:
Basic	115,576	119,022

Diluted	116,285	119,784

Dividends declared per common share	$0.12	$0.10

Other Comprehensive Income
Net income	$48,610	$53,925

Foreign currency translation loss	(1,979)	(7,281)

Cash flow hedge	(31)	(31)

Comprehensive Income	$46,600	$46,613

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	July 30,	July 31,
	2011	2010
Operating activities:
Net income	$48,610	$53,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,417	6,409
Amortization	3,665	3,114
ESOP compensation	5,700	525
Stock-based compensation	3,180	2,669
Excess tax benefits from stock-based compensation	(388)	(875)
Bad debt expense	766	1,022
Change in assets and liabilities, net of acquired	(234)	(44,031)

Net cash provided by operating activities	66,716	22,758

Investing activities:
Additions to property and equipment, net	(10,247)	(9,130)
Acquisitions and equity investments, net	—	(46,682)

Net cash used in investing activities	(10,247)	(55,812)

Financing activities:
Dividends paid	(13,801)	(11,916)
Repurchases of common stock	(59,913)	0
ESOP activity	(436)	1,611
Common stock issued, net	4,247	5,502
Excess tax benefits from share-based compensation	388	875

Net cash used in financing activities	(69,515)	(3,928)

Effect of exchange rate changes on cash	(1,843)	(5,182)

Net decrease in cash and cash equivalents	(14,889)	(42,164)

Cash and cash equivalents at beginning of period	388,665	340,591

Cash and cash equivalents at end of period	$373,776	$298,427

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

July 30, 2011

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 30, 2011 and the results of operations and the cash flows for the periods ended July 30, 2011 and July 31, 2010. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 30, 2011 and July 31, 2010, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2011 Annual Report on Form 10-K filed on June 29, 2011.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The first quarter of fiscal 2012 represents the 13 weeks ended July 30, 2011 and the first quarter of fiscal 2011 represents the 14 weeks ended July 31, 2010. Fiscal 2012 will include 52 weeks of operations, while fiscal 2011 was comprised of 53 weeks.

Comprehensive Income

Other than net income, the only significant items included in comprehensive income are foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	July 30, 2011	July 31, 2010
Denominator:
Denominator for basic earnings per share—weighted-average shares	115,576	119,022
Effect of dilutive securities—stock options, restricted stock, ESOP and stock purchase plans	709	762

Denominator for diluted earnings per share—adjusted weighted average shares	116,285	119,784

Options to purchase 484 and 615 shares of common stock during the three months ended July 30, 2011 and July 31, 2010, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards excluded from the calculation of diluted earnings per share were 238 and 362 shares during the three months ended July 30, 2011, and July 31, 2010, respectively, because the effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05, which should be applied retrospectively, is effective for annual or interim periods beginning after December 15, 2011 with early adoption permitted. The Company early adopted ASU 2011-05 effective at the beginning of fiscal 2012. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the Company’s current presentation. We have presented other comprehensive income in two consecutive statements in conjunction with our statement of income.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update amends ASC Topic 605-25, “Revenue Recognition – Multiple-Deliverable Revenue Arrangements” to remove the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The update also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The Company adopted ASU 2009-13 at the beginning of fiscal 2012. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 30, 2011 and July 30, 2011 are as follows:

	Balance at April 30, 2011	Acquisition Activity	Translation And Other Activity	Balance at July 30, 2011

Dental Supply	$132,670	$0	$351	$133,021
Rehabilitation Supply	537,995	0	(85)	537,910
Veterinary Supply	124,951	0	0	124,951

Total	$795,616	$0	$266	$795,882

Balances of other intangible assets excluding goodwill are as follows:

	July 30,	April 30,
	2011	2011

Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$76,422	$76,422

Amortized:
Distribution agreement, customer lists and other	229,226	229,649
Less: Accumulated amortization	(82,547)	(78,855)

Net amortized other intangible assets	146,679	150,794

Total identifiable intangible assets, net	$223,101	$227,216

NOTE 3 DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. Prior to the Third Amended and Restated Receivables Purchase Agreement entered into on December 3, 2010, the commercial paper conduit was managed by JPMorgan Chase Bank, N.A. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit and replace a minimum interest rate margin previously required under the sale agreement.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 30, 2011, PDC Funding had purchased two interest rate caps from banks with combined notional amounts of $500 million and maturity dates of September 2018. Patterson Companies, Inc. sold two identical interest rate caps to the same banks. Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. entered into offsetting and identical interest rate swap agreements. These agreements have a notional amount of $110 million and a maturity date of July 2015.

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with our finance contracts. As of July 30, 2011, the agreements have notional amounts of approximately $4 million and $3 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

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

The following table presents the fair value of the Company’s interest rate contracts:

Derivative type	Classification	July 30, 2011	April 30, 2011	July 31, 2010
		(in millions)
Assets:
Interest rate contracts	Other noncurrent assets	$3.1	$5.5	$4.9

Liabilities:
Interest rate contracts	Other noncurrent liabilities	$3.1	$5.6	$5.5

The following table presents the effect of interest rate and foreign currency contracts on the consolidated statements of income:

		Three Months Ended
Derivative type	Location of gain(loss) recognized on derivative	July 30, 2011	July 31, 2010
		(in millions)
Interest rate contracts	Other income(expense), net	$(0.0)	$(0.0)
Foreign currency contracts	Other income(expense), net	—	$0.1

NOTE 4 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 30, 2011 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$170.9	$170.9	$0	$0
Derivative instruments	3.1	0	3.1	0

Total assets	$174.0	$170.9	$3.1	$0

Liabilities:
Derivative instruments	$3.1	$0	$3.1	$0

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Cash equivalents	$188.2	$188.2	$0	$0
Derivative instruments	5.5	0	5.5	0

Total assets	$193.7	$188.2	$5.5	$0

Liabilities:
Derivative instruments	$5.6	$0	$5.6	$0

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

Certain assets are measured at fair value on a consolidated basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the three months ended July 30, 2011 or July 31, 2010.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximate fair value at July 30, 2011.

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

The Company transfers financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduits. The SPE does not issue any debt. While there is no recourse to the Company by the commercial paper conduits on the sale of contracts, the Company receives only approximately 84% of the principal amount of the contracts upon the sale. The remaining 16% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The deferred purchase price receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. As of July 30, 2011 capacity of this arrangement with the conduits is $500 million.

The Company also maintained an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchased customers’ financing contracts. The Company has established another SPE, PDC Funding LLC II (“PDC II”), as a consolidated, wholly owned subsidiary, which sold financing contracts to the U.S. Bank group. The Company received a portion of the principal amounts of the contracts upon sale, with the remaining portion of the proceeds held by the banks as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement was $110 million. In the fourth quarter of fiscal 2010, this agreement was amended such that no additional contracts would be sold, but the contracts previously sold and outstanding under the agreement would continue under the agreement. Approximately $38 million of such contracts were outstanding as of July 30, 2011. On August 12, 2011, Fifth Third National Bank replaced U.S. Bank and this agreement was amended and restated. Under the restated agreement, Fifth Third National Bank is the agent and contracts may be sold, with a capacity under the agreement of $75 million.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, “Transfers and Servicing.” During the three months ended July 30, 2011 and July 31, 2010, the Company sold $72.7 million and $71.5 million, respectively, of its contracts under these arrangements. The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at July 30, 2011.

Included in current receivables in the consolidated balance sheets are approximately $59.9 million, net of unearned income of $2.8 million, and $78.5 million, net of unearned income of $3.6 million, as of July 30, 2011 and April 30, 2011, respectively, of finance contracts not yet sold by the Company. A total of $468.5 million of finance contracts receivable sold under the agreements were outstanding at July 30, 2011. The residual receivable under the arrangements was approximately $81.7 million and $78.0 million as of July 30, 2011 and April 30, 2011, respectively.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K filed June 29, 2011. The Company evaluates segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, finance, human resources and facilities. The cost to operate the distribution centers are allocated to the business segments based on the through-put of each segment.

The following table presents information about the Company’s reportable segments:

	Three Months Ended
	July 30, 2011	July 31, 2010
Net sales
Dental supply	$533,367	$542,678
Rehabilitation supply	134,452	127,474
Veterinary supply	179,603	179,635

Consolidated net sales	$847,422	$849,787

Operating income
Dental supply	$53,461	$60,963
Rehabilitation supply	17,770	17,233
Veterinary supply	10,762	10,828

Consolidated operating income	$81,993	$89,024

The following table presents sales information by product for the Company:

	Three Months Ended
	July 30, 2011	July 31, 2010
Net sales
Consumable and printed products	$574,962	$586,603
Equipment and software	199,651	192,221
Other	72,809	70,963

Total	$847,422	$849,787

NOTE 7 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. The contribution from the ESOP to employees is determined annually by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. The shares under the 1990 note are grandfathered from the accounting provisions of ASC Topic 718-40, “Employer Stock Ownership Plans” (“ASC 718-40”) and therefore the provisions of the former SOP 76-3 applied throughout 2011. The remaining unallocated shares in the ESOP were acquired in fiscal year 2002 and fiscal year 2006 and these shares are accounted for under ASC 718-40. Accordingly, these shares are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. When the shares are committed for release and allocated to the participants, the expense to the Company is determined based on the current fair value. As of July 30, 2011, a total of 3,629,662 of unallocated shares were held by the ESOP.

The ESOP expense recognized during the three months ended July 30, 2011 and July 31, 2010 was $5,700 and $525, respectively and is based on an estimate of the respective fiscal year contribution to participants. In fiscal year 2011 and prior years, substantially all contributions to participants were made using an allocation of shares under the 1990 note, with expense recognized based on the original cost to acquire the shares. Beginning in fiscal year 2012, contributions to participants will be recognized based on the fair value of the shares released and allocated to participants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our 2011 Annual Report on Form 10-K filed June 29, 2011, for important background information regarding, among other things, an overview of the markets in which we operate and our business strategies.

There are two matters that have an overriding impact on the Company’s financial results for this first quarter of fiscal 2012. First, the Company operates with a 52-53 week accounting convention with its fiscal year ending on the last Saturday in April. Fiscal year 2011 included 53 weeks, with an additional or fourteenth week included in the first quarter ended July 31, 2010. Fiscal 2012 ending April 28, 2012 will include 52 weeks, and the first quarter operations include one less, or thirteen weeks of activity when compared to the prior year period. It is difficult to precisely quantify the impact of the extra week, but estimates have been provided in those areas where it is possible to make reasonable approximations. We estimate that the impact of the extra week reduced sales growth by six to seven percentage points in the first quarter of fiscal 2012. The following discussions present comparable percentage growth which gives effect to the impact of the extra week in the prior period.

The second matter involves the level of expense with respect to the Company’s Employee Stock Ownership Plan (“ESOP”). For the past twenty years allocations of shares to employees have been made almost entirely from shares of Company stock acquired by the ESOP in 1990. Although the accounting standards in effect in 1990 were subsequently revised, the accounting for the shares acquired in 1990 was grandfathered under the revised standards. The accounting for the 1990 shares called for the expensing of shares released for allocation to employees to be based on the original cost of the shares acquired. The revised standards require the expensing of shares released to be based on fair value at the time the shares are committed to be released.

Since the revision of the accounting standards, the ESOP has acquired additional shares, nearly all of which are still held for future allocation to employees. As the final allocation of the shares acquired in 1990 was made at the end of fiscal 2011, the ESOP shares that will be contributed to employees in fiscal 2012 and beyond will result in a non-cash expense equal to the average fair value of the shares when committed to be released.

Based on the Company’s best estimate of a competitive contribution to the ESOP in fiscal 2012, we expect the non-cash ESOP expense will increase our operating expenses by approximately $23 million and $0.12 per share in fiscal 2012 as compared to fiscal 2011. While this expense does create a comparability discrepancy between the Company’s past and foreseeable future, it does not change the Company’s underlying cash generation ability or the fundamentals of the business.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 30,	July 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	67.2%	67.0%

Gross margin	32.8%	33.0%
Operating expenses	23.2%	22.5%

Operating income	9.7%	10.5%
Other expense, net	(0.6%)	(0.4%)

Income before taxes	9.1%	10.1%

Net income	5.7%	6.3%

QUARTER ENDED JULY 30, 2011 COMPARED TO QUARTER ENDED JULY 31, 2010.

Net Sales. Consolidated net sales for the three months ended July 30, 2011 (“Current Quarter”) were $847.4 million, and on a comparable basis increased approximately 6% compared to the three months ended July 31, 2010, excluding the impact of the estimated fourteenth week sales (“Prior Quarter”). Sales for the Prior Quarter of $849.8 million included the impact of an extra, or fourteenth week. Acquisitions contributed 1.3% to Current Quarter sales growth and the impact of foreign exchange rate changes on net sales was a favorable 0.8%.

Sales of the Dental segment increased nearly 4% on a comparable basis to $533.4 million. Sales of consumables grew approximately 1.7% on a comparable basis and continued to be affected by a sluggish economy. Sales of equipment, which are generally not impacted to the same degree as consumables by the reduction in the number of selling days, grew an estimated 7.6% on a comparable basis. The equipment performance was paced by strong, double-digit sales growth of new-technology equipment, including CEREC® and digital radiography systems.

Sales of other services and products in the Dental segment improved approximately 6% in the Current Quarter.

Dental sales in the Prior Quarter were $542,678.

Veterinary sales of $179.6 million were flat with the Prior Quarter and increased approximately 8% on a comparable basis. This increase was driven by both consumables and equipment and software.

Rehabilitation sales rose 5.5% in the Current Quarter or approximately 12% on a comparable basis. The acquisition contribution from the June 2010 acquisition of the rehabilitation businesses of DCC Healthcare contributed 8.8% to sales growth and favorable changes in foreign currency translation rates increased sales in the Current Quarter sales by 2.3%. We believe the Rehabilitation segment continued to gain market share in the Current Quarter despite market and changing regulatory conditions in North America and overseas.

Gross Margins. Consolidated gross margin decreased 20 basis points in the Current Quarter to 32.8%. Dental gross margin improved 20 basis points while Veterinary and Rehabilitation gross margin decreased by 90 and 30 basis points, respectively. The lower gross margin of both the Veterinary and Rehabiltation segments was due to product mix and lower levels of vendor rebates in the Current Quarter.

Operating Expenses. The consolidated operating expense ratio increased 70 basis points from the Prior Quarter to 23.2%. The Current Quarter incremental non-cash ESOP expense as described in the Overview section above was $5.2 million, or 0.6% of sales. In addition, the impact of one less week of sales on the fixed and semi-variable cost of operations caused an increase in the operating expense ratio for the Current Quarter.

The Dental segment’s operating expense ratio increased 120 basis points due to the impact of fixed and semi-variable costs relative to the lower sales volume in the Current Quarter and the impact of the higher ESOP expense. As the Company’s largest segment, the Dental unit absorbed the majority of the increase in the ESOP expense. The operating expense ratio of the Veterinary segment improved 60 basis points and benefitted from the final integration activities related to the October 2008 acquisition of Columbus Serum. These integration activities were completed in the mid part of fiscal 2011.

The Rehabilitation segment’s operating expenses as a percent of sales were 30 basis points higher in the Current Quarter resulting from the cost structure of the DCC businesses acquired in June 2010. We believe that this impact will diminish as we are able to bring greater efficiency to these operations.

Operating Income. Current Quarter operating income was $82.0 million, or 9.7% of net sales. In the Prior Quarter, operating income was $89.0 million, or 10.5% of net sales. If the increase in ESOP expense is excluded from current year operations, the operating margin would have been 10.3%. Intuitively the positive impact of the extra week on the Prior Quarter’s operating margin further affected comparability between the two periods, although this effect is more difficult to quantify.

Other (Expense) Income, Net. Net other expense was $5.1 million in the Current Quarter compared to net other expense of $3.3 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest income of $1.8 million was down $0.8 million from the Prior Quarter due mostly to a lower amount of unsold finance receivables in the Current Quarter.

Income Tax Expense. The effective income tax rate for the Current Quarter was 36.8% and was favorably affected by the portion of our cash dividends paid on allocated shares owned by the Employee Stock Ownership Plan. The Current Quarter’s cash dividend was $0.12 per common share compared to $0.10 in the Prior Quarter. In the Prior Quarter, the tax rate was 37.1%.

Net Income and Earnings Per Share. Net income decreased 9.8% to $48.6 million, compared to $53.9 in the Prior Quarter. Earnings per diluted share were $0.42 in the Current Quarter compared to $0.45 in the Prior Quarter. The incremental ESOP expense in the Current Quarter reduced net income by $3.2 million and reduced earnings per diluted share by $0.03. We estimate that the impact of the extra week in the Prior Quarter has a $0.02 to $0.04 per share negative impact on comparability of net income for the Current Quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows from operating activities were $66.7 million in the Current Quarter, compared to $22.8 million in the Prior Quarter. The lower operating cash flows in the Prior Quarter were due primarily to an increase in inventory, including a temporary incremental increase in CEREC inventory to meet anticipated sales generated by a trade-up program as well as CEREC 25th anniversary events that occurred in the second quarter of fiscal 2011. The Current Quarter cash flows from operations were also positively impacted by the timing of payments on accounts payable and accrued expenses as compared to the Prior Quarter.

Net cash used in investing activities of $10.2 million in the Current Quarter represent capital expenditures. The Prior Quarter’s $55.8 million used in investing activities included $9.1 million of capital expenditures and $46.7 million for acquisitions, primarily related to the rehabilitation businesses of DCC Healthcare in June 2010. The Company expects to use approximately $30 million of cash for capital expenditures in fiscal 2012.

Net cash used in financing activities was $69.5 million in the Current Quarter compared to $3.9 million in the Prior Quarter. The Company paid cash of $59.9 million to repurchase its common stock in the Current Quarter, but had no repurchases activity in the Prior Quarter. In addition, a higher cash dividend per common share, $0.12 compared to $0.10, resulted in an additional cash usage of $1.9 million in the Current Quarter. During the first two weeks of the second quarter of fiscal 2012, the Company used an additional $36.7 million to repurchase its common stock and will continue to consider additional share repurchases throughout the remainder of the fiscal year under its existing repurchase authorization.

The Company did not borrow any amounts under its $300 million revolving credit facility during the Current or Prior Quarters. This facility expires in November 2012.

The Company expects funds generated by operations, existing cash balances and credit available under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s Critical Accounting Policies and Estimates, as disclosed in its 2011 Annual Report on Form 10-K filed June 29, 2011.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05, which should be applied retrospectively, is effective for annual or interim periods beginning after December 15, 2011 with early adoption permitted. The Company early adopted ASU 2011-05 effective at the beginning of fiscal 2012. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the Company’s current presentation. We have presented other comprehensive income in two consecutive statements in conjunction with our statement of income.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update amends ASC Topic 605-25, “Revenue Recognition – Multiple-Deliverable Revenue Arrangements” to remove the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The update also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The Company adopted ASU 2009-13 at the beginning of fiscal 2012. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

•

The ability of the Company to consolidate the distribution, information technology, human resources, financial and other administrative functions of its three business units jointly to meet their needs.

•	The ability of the Company to manage rapidly changing energy and commodity prices.

•	The ability of the Company to retain its base of customers and to increase its market share.

•	The ability of the Company to maintain satisfactory relationships with qualified and motivated sales personnel.

•

The ability of the Company to provide for orderly management succession, including the ability to recruit skilled personnel for the business, and identify and train personnel for transition into key roles to support the long-term growth of the business.

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

•	The rate of growth in demand for infection control products currently used for prevention of the spread of communicable diseases such as AIDS, hepatitis and herpes.

•	Changes in the economics of the veterinary supply market, including reduced growth in per capita expenditures for veterinary services and reduced growth in the number of households owning pets.

•	The effects of healthcare related legislation and regulation, which may affect expenditures or reimbursements for rehabilitation and assistive products.

•	Acquisitions of businesses could negatively impact our profitability and return on invested capital.

•	Our international operations are subject to risks that could adversely affect our operating results.

•	The products we sell could be subject to market and technological obsolescence.

•	Audits by tax authorities could result in additional tax payments for prior periods.

•	Litigation could adversely affect our results of operations and financial condition.

•	Impairment of our goodwill or other intangible assets could require us to record a significant charge to earnings.

•	Exposure to the risk of changes in interest rates.

•	Certain U.S. and foreign laws could subject us to claims or otherwise harm our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since April 30, 2011 in the Company’s market risk. For further information on market risk, refer to Item 7A in the Company’s 2011 Annual Report on Form 10-K filed June 29, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 30, 2011. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 30, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In December 2007, the Company’s Board of Directors expanded an existing authorization to allow for the purchase of up to twenty five million shares of common stock. As of March 2011, approximately 20.5 million shares had been repurchased under this authorization. In March 2011, the Board of Directors cancelled the existing share repurchase program and replaced it with a new authorization to repurchase an additional twenty-five million shares of common stock. As of July 30, 2011, 21,072,499 shares remained available for purchase under the authorization, which expires on March 15, 2016.

The following table presents activity under the stock repurchase program during the first quarter of fiscal 2012 ended July 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
May 1, 2011 to May 28, 2011	350,000	$35.55	350,000	22,740,999
May 29, 2011 to June 25, 2011	1,034,500	$32.12	1,034,500	21,706,499
June 26, 2011 to July 30, 2011	634,000	$32.10	634,000	21,072,499

	2,018,500	$32.71	2,018,500

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2011 Annual Report on Form 10-K filed June 29, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC. (Registrant)

Dated: September 8, 2011

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