Form 10-Q
period 2011-10-29
PATTERSON COMPANIES, INC.
filed 2011-12-08
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2011.

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

Patterson Companies, Inc. had outstanding 110,826,467 shares of common stock as of December 2, 2011.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended October 29, 2011, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2011 Annual Report on Form 10-K filed June 29, 2011 and other documents previously filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 29,	April 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250,068	$388,665
Receivables, net	416,809	465,170
Inventory	347,348	336,094
Prepaid expenses and other current assets	44,857	40,780

Total current assets	1,059,082	1,230,709

Property and equipment, net	201,170	189,583
Long-term receivables, net	92,444	90,285
Goodwill	798,551	795,616
Identifiable intangibles, net	220,569	227,216
Other	25,947	31,559

Total assets	$2,397,763	$2,564,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186,019	$210,033
Accrued payroll expense	46,092	56,575
Other accrued expenses	107,464	100,823
Borrowings on revolving credit	20,000	0
Income taxes payable	3,653	0

Total current liabilities	363,228	367,431
Long-term debt	525,000	525,000
Other long-term liabilities	105,390	111,997

Total liabilities	993,618	1,004,428

STOCKHOLDERS’ EQUITY
Common stock	1,140	1,211
Additional paid-in capital	—	—
Accumulated other comprehensive income	30,903	41,950
Retained earnings	1,487,220	1,632,497
Unearned ESOP shares	(115,118)	(115,118)

Total stockholders’ equity	1,404,145	1,560,540

Total liabilities and stockholders’ equity	$2,397,763	$2,564,968

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	$856,875	$857,414	$1,704,297	$1,707,201

Cost of sales	575,892	578,213	1,145,038	1,147,800

Gross profit	280,983	279,201	559,259	559,401

Operating expenses	197,724	189,049	394,007	380,225

Operating income	83,259	90,152	165,252	179,176

Other income and (expense):
Interest income	897	2,898	2,726	5,541
Interest expense	(6,169)	(6,229)	(12,522)	(13,119)
Other gain (loss)	(943)	(1,467)	(1,554)	(477)

Income before taxes	77,044	85,354	153,902	171,121

Income taxes	28,090	31,997	56,338	63,839

Net income	$48,954	$53,357	$97,564	$107,282

Earnings per share:
Basic	$0.43	$0.45	$0.86	$0.90

Diluted	$0.43	$0.45	$0.85	$0.90

Weighted average common shares:
Basic	112,538	118,616	114,057	118,819

Diluted	113,186	119,373	114,737	119,579

Dividends declared per common share	$0.12	$0.10	$0.24	$0.20

Other Comprehensive Income
Net income	$48,954	$53,357	$97,564	$107,282
Foreign currency translation (loss) gain	(9,006)	6,581	(10,985)	(700)
Cash flow hedge	(31)	(31)	(62)	(62)

Comprehensive Income	$39,917	$59,907	$86,517	$106,520

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 29,	October 30,
	2011	2010
Operating activities:
Net income	$97,564	$107,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,121	12,853
Amortization	7,418	8,200
ESOP compensation	367	1,050
Stock-based compensation	6,301	5,289
Finance contracts receivable, sold	—	(122,348)
Excess tax benefits from stock-based compensation	(544)	(1,031)
Bad debt expense	1,760	2,099
Change in assets and liabilities, net of acquired	(5,903)	(27,837)

Net cash provided by (used in) operating activities	119,084	(14,443)

Investing activities:
Additions to property and equipment, net	(22,379)	(20,046)
Acquisitions and equity investments, net	(8,726)	(46,682)

Net cash used in investing activities	(31,105)	(66,728)

Financing activities:
Dividends paid	(27,213)	(23,734)
Repurchases of common stock	(218,858)	(36,947)
Draw on revolver	20,000	0
Advances on finance contracts	0	122,348
ESOP activity	(871)	1,246
Common stock issued, net	6,667	7,735
Excess tax benefits from share-based compensation	544	1,031

Net cash (used in) provided by financing activities	(219,731)	71,679

Effect of exchange rate changes on cash	(6,845)	(2,355)

Net decrease in cash and cash equivalents	(138,597)	(11,847)

Cash and cash equivalents at beginning of period	388,665	340,591

Cash and cash equivalents at end of period	$250,068	$328,744

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

October 29, 2011

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 29, 2011 and the results of operations and the cash flows for the periods ended October 29, 2011 and October 30, 2010. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 29, 2011 and October 30, 2010, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2011 Annual Report on Form 10-K filed on June 29, 2011.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The second quarter of fiscal 2012 and fiscal 2011 represents the 13 weeks ended October 29, 2011 and October 30, 2010, respectively. The six months ended October 29, 2011 included 26 weeks, but because of an extra or fourteenth week in the first quarter of fiscal 2011, the six months ended October 30, 2010 included 27 weeks. Fiscal 2012 will include 52 weeks of operations, while fiscal 2011 was comprised of 53 weeks.

Comprehensive Income

Other than net income, the only significant items included in comprehensive income are foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Denominator:
Denominator for basic earnings per share—weighted- average shares	112,538	118,616	114,057	118,819
Effect of dilutive securities—stock options, restricted stock, ESOP and stock purchase plans	648	757	680	760

Denominator for diluted earnings per share—adjusted weighted average shares	113,186	119,373	114,737	119,579

Options to purchase 655 and 570 shares of common stock during the three and six months ended October 29, 2011, respectively, and 607 and 611 shares during the three and six months ended October 30, 2010, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards excluded from the calculation of diluted earnings per share were 240 and 239 shares during the three and six months ended October 29, 2011, respectively, and 328 and 345 shares during the three and six months ended October 30, 2010, respectively, because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We plan to adopt the provisions of this update in fourth quarter of fiscal 2012, which has historically been the timing of our annual assessment of the potential impairment of our goodwill and other indefinite-lived intangible assets. We do not anticipate that the adoption of this provision will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05, which should be applied retrospectively, is effective for annual or interim periods beginning after December 15, 2011 with early adoption permitted. The Company early adopted ASU 2011-05 effective at the beginning of fiscal 2012. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the Company’s current presentation. We have presented other comprehensive income in two consecutive statements in conjunction with our statement of income.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. This ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. This ASU is effective prospectively beginning January 29, 2012, the first day of the Company fourth quarter of fiscal 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 30, 2011 and October 29, 2011 are as follows:

			Translation
	Balance at	Acquisition	And Other	Balance at
	April 30, 2011	Activity	Activity	October 29, 2011
Dental Supply	$132,670	$—	$(144)	$132,526
Rehabilitation Supply	537,995	—	(1,961)	536,034
Veterinary Supply	124,951	4,813	227	129,991

Total	$795,616	$4,813	$(1,878)	$798,551

Balances of other intangible assets excluding goodwill are as follows:

	October 29,	April 30,
	2011	2011
Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$76,422	$76,422

Amortized:
Distribution agreement, customer lists and other	230,188	229,649
Less: Accumulated amortization	(86,041)	(78,855)

Net amortized other intangible assets	144,147	150,794

Total identifiable intangible assets, net	$220,569	$227,216

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 29, 2011, PDC Funding had purchased two interest rate caps from a bank with combined notional amounts of $500 million and maturity dates of September 2018. Patterson Companies, Inc. sold two identical interest rate caps to the same bank.

Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. had entered into offsetting and identical interest rate swap agreements with a notional amount of $110 million. During the second quarter of 2012, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. As of October 29, 2011 these agreements had notional amounts of $75 million and maturity dates of October 2017.

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with our finance contracts. As of October 29, 2011, the agreements have notional amounts of approximately $1.0 million and $1.4 million, respectively, and maturity dates of November 2011 and February 2012, respectively.

The Company’s interest rate contracts do not qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreements as an asset or liability and the change in any period as income or expense during the period in which the change occurs.

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

The following table presents the fair value of the Company’s interest rate contracts (in millions):

		October 29,	April 30,	October 30,
Derivative type	Classification	2011	2011	2010
Assets:
Interest rate contracts	Other noncurrent assets	$1.1	$5.5	$2.9

Liabilities:
Interest rate contracts	Other noncurrent liabilities	$1.1	$5.6	$3.3

The following table presents the effect of interest rate and foreign currency contracts on the consolidated statements of income (in millions):

	Location of gain(loss)	Three Months Ended		Six Months Ended
Derivative type	recognized on derivative	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Interest rate contracts	Other income(expense), net	$0.0	$0.0	$0.0	$0.0
Foreign currency contracts	Other income(expense), net	0.0	(2.0)	0.0	(1.9)

NOTE 4 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 29, 2011 is as follows (in millions):

	Unobservable In	Unobservable In	Unobservable In	Unobservable In
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$37.9	$37.9	$0	$0
Derivative instruments	1.1	0	1.1	0

Total assets	$39.0	$37.9	$1.1	$0

Liabilities:
Derivative instruments	$1.1	$0	$1.1	$0

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 is as follows (in millions):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$188.2	$188.2	$0	$0
Derivative instruments	5.5	0	5.5	0

Total assets	$193.7	$188.2	$5.5	$0

Liabilities:
Derivative instruments	$5.6	$0	$5.6	$0

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

Certain assets are measured at fair value on a consolidated basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended October 29, 2011 or October 30, 2010.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities, approximate fair value on October 29, 2011.

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

In fiscal 2003, the Company initiated an agreement to sell its equipment finance contracts to a commercial paper conduit managed by JPMorgan Chase Bank N.A. To participate in the commercial paper conduit, the Company was required to establish a special purpose entity (“SPE”), PDC Funding Company, LLC, a consolidated, wholly owned subsidiary. In December 2010, this agreement was amended and restated, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. became the managing agent under the amended agreement.

The Company transfers financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduits. The SPE does not issue any debt. While there is no recourse to the Company by the commercial paper conduits on the sale of contracts, the Company receives only approximately 84% of the principal amount of the contracts upon the sale. The remaining 16% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The deferred purchase price receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. As of October 29, 2011, the capacity of this arrangement with the conduits is $500 million.

The Company also maintained an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchased customers’ financing contracts. The Company has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sold financing contracts to the U.S. Bank group. The Company received a portion of the principal amounts of the contracts upon sale, with the remaining portion of the proceeds held by the banks as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement was $110 million. In the fourth quarter of fiscal 2010, this agreement was amended such that no additional contracts would be sold, but the contracts previously sold and outstanding under the agreement would continue under the agreement. On August 12, 2011, Fifth Third Bank replaced U.S. Bank and the agreement was amended and restated. Under the restated agreement, Fifth Third Bank is the agent and contracts may be sold, with a capacity under the agreement of $75 million. Approximately $75 million of such contracts were outstanding as of October 29, 2011.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, “Transfers and Servicing” (“ASC 860”). During the three months and six months ended October 29, 2011, the Company sold $ 63.1 million and $135.8 million, respectively, of its contracts under these arrangements.

Effective at the beginning of fiscal 2011 and through the second quarter of fiscal 2011 ended October 30, 2010, under the revised accounting standards of ASC 860, transfers under the agreement with the commercial paper conduit were accounted for as secured borrowings. Accordingly, the assets transferred during fiscal 2011 were not derecognized and a liability for the cash advances received was included on the balance sheet as of October 30, 2010. In addition, the transfers for the six months ended October 30, 2010 were reflected as an operating cash usage and a corresponding financing cash inflow within the condensed consolidated statement of cash flows.

In the third quarter of fiscal 2011, the Company amended and restated the agreement with a commercial paper conduit. Under the terms of the amended and restated agreement, the transfers of the finance contract receivables again qualify for sale accounting under ASC 860.

The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at October 29, 2011.

Included in current receivables in the consolidated balance sheets are approximately $49.2 million, net of unearned income of $1.9 million, and $78.5 million, net of unearned income of $3.6 million, as of October 29, 2011 and April 30, 2011, respectively, of finance contracts not yet sold by the Company. A total of $461.7 million of finance contracts receivable sold under the agreements were outstanding at October 29, 2011. The residual receivable under the arrangements was approximately $78.5 million and $78.0 million as of October 29, 2011 and April 30, 2011, respectively.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales
Dental supply	$550,605	$563,210	$1,083,972	$1,105,888
Rehabilitation supply	133,570	132,626	268,022	260,100
Veterinary supply	172,700	161,578	352,303	341,213

Consolidated net sales	$856,875	$857,414	$1,704,297	$1,707,201

Operating income
Dental supply	$56,408	$63,589	$109,869	$124,552
Rehabilitation supply	18,807	18,302	36,577	35,535
Veterinary supply	8,044	8,261	18,806	19,089

Consolidated operating income	$83,259	$90,152	$165,252	$179,176

The following table presents sales information by product for the Company:

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales
Consumable and printed products	$569,972	$547,332	$1,144,934	$1,133,935
Equipment and software	214,025	243,557	413,676	435,778
Other	72,878	66,525	145,687	137,488

Total	$856,875	$857,414	$1,704,297	$1,707,201

NOTE 7 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then-outstanding preferred stock, which was subsequently converted to common stock. The contribution from the ESOP to employees is determined annually by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. The shares under the 1990 note were grandfathered from the accounting provisions of ASC Topic 718-40, “Employer Stock Ownership Plans” (“ASC 718-40”) and, therefore, the provisions of the former SOP 76-3 applied throughout 2011. The remaining unallocated shares in the ESOP were acquired in fiscal year 2002 and fiscal year 2006 and these shares are accounted for under ASC 718-40. Accordingly, these shares are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. When the shares are committed for release and allocated to the participants, the expense to the Company is determined based on the current fair value. As of October 29, 2011, a total of 4,473,987 of unallocated shares were held by the ESOP.

The ESOP expense recognized during the three months ended October 29, 2011 and October 30, 2010 was $6,450 and $525, respectively. The ESOP expense recognized during the six months ended October 29, 2011 and October 30, 2010 was $12,150 and $1,050, respectively. In fiscal year 2011 and prior years, substantially all contributions to participants were made using an allocation of shares under the 1990 note, with expense recognized based on the original cost to acquire the shares. Beginning in fiscal year 2012, contributions to participants will be recognized based on the fair value of the shares released and allocated to participants.

NOTE 8 SUBSEQUENT EVENTS

On November 30, 2011, the Company amended the agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. through which the Company sells its finance contracts to a commercial paper conduit. This agreement is structured to expire at the end of a 364-day term, so it effectively is amended annually. The agreement was amended on terms consistent with the expiring agreement.

On December 1, 2011, the Company entered into a new credit agreement (the “Credit Agreement”) among Patterson Companies, Inc. and certain subsidiaries, as borrowers, and a group of banks. The Credit Agreement provides for a $300 million revolving credit facility through December 1, 2016, and replaces a revolving credit agreement that was terminated.

On December 8, 2011, the Company entered into a Note Purchase Agreement among Patterson Companies, Inc. and certain of its named subsidiaries as borrowers, and various private lenders. Under the Note Purchase Agreement, the Company issued fixed rate senior notes in an aggregate principal amount of $325,000,000 consisting of (i) $60,000,000 at an interest rate of 2.95%, due December 10, 2018; (ii) $165,000,000 at an interest rate of 3.59%, due December 8, 2021; and (iii) $100,000,000 at an interest rate of 3.74%, due December 8, 2023. The proceeds of the Note Purchase Agreement may be used to repay borrowings under the Company’s revolving line of credit, to repurchase shares of the Company’s common stock and for general corporate purposes.

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

There are two matters that have an overriding impact on the Company’s financial results for fiscal 2012. First, the Company operates with a 52-53 week accounting convention with its fiscal year ending on the last Saturday in April. Fiscal year 2011 included 53 weeks, with an additional or fourteenth week included in the first quarter ended July 31, 2010. Fiscal 2012 ending April 28, 2012 will include 52 weeks, and the first quarter operations include one less, or thirteen weeks of activity when compared to the prior year period. It is difficult to precisely quantify the impact of the extra week, but estimates have been provided in those areas where it is possible to make reasonable approximations. We estimate that the impact of the extra week reduced sales growth by three to four percentage points in the first half of fiscal 2012 as compared to the first half of fiscal 2011.

The second matter involves the level of expense associated with the Company’s Employee Stock Ownership Plan (“ESOP”). For the past twenty years allocations of shares to employees have been made almost entirely from shares of Company stock acquired by the ESOP in 1990 (“the 1990 Shares”). Although the accounting standards in effect in 1990 were subsequently revised, the accounting for the 1990 shares was grandfathered under the revised standards and called for the expensing of the shares released for allocation to employees to be based on the original cost of the shares.

The revised standards require the expensing of shares released to be based on fair value at the time the shares are committed to be released and since the revision of the accounting standards, the ESOP has acquired approximately 3.5 million additional shares, nearly all of which are still held for future allocation to employees. As the final allocation of the 1990 shares was made at the end of fiscal 2011, the ESOP shares that have been subsequently acquired will be released and allocated to employees in fiscal 2012 and beyond. When these shares are committed to be released to employees, it will result in a non-cash expense equal to the average fair value of the shares committed to be released.

We expect the ESOP expense will increase our operating expenses by approximately $23 million and $0.12 per diluted share in fiscal 2012 as compared to fiscal 2011. This change from historical cost to fair market value in recognizing ESOP expense creates a comparability discrepancy between the Company’s past and foreseeable future operating results.

In the second quarter of fiscal 2012, the Company made a cash contribution of approximately $23 million to the ESOP, which was then used by the ESOP to acquire shares through open market purchases. The Company has instructed the ESOP trustee to hold these shares in suspense for allocation to employees at the end of the current ESOP fiscal year. Since the fiscal 2012 contribution to the ESOP was made in cash as opposed to using shares previously acquired by the ESOP, the expense for the current fiscal year will be a cash expense to the Company.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2%	67.4%	67.2%	67.2%

Gross margin	32.8%	32.6%	32.8%	32.8%
Operating expenses	23.1%	22.0%	23.1%	22.3%

Operating income	9.7%	10.5%	9.7%	10.5%
Other expense, net	(0.7%)	(0.6%)	(0.7%)	(0.5%)

Income before taxes	9.0%	10.0%	9.0%	10.0%

Net income	5.7%	6.2%	5.7%	6.3%

QUARTER ENDED OCTOBER 29, 2011 COMPARED TO QUARTER ENDED OCTOBER 30, 2010.

Net Sales. Consolidated net sales for the three months ended October 29, 2011 (“Current Quarter”) were $856.9 million, virtually unchanged from $857.4 million for the three months ended October 30, 2010 (“Prior Quarter”). Acquisitions contributed 0.5% to Current Quarter sales growth, and the impact of foreign exchange rate changes on net sales was a favorable 0.4%.

Sales of the Dental segment were $550.6 million, a decrease of 2.2% from $563.2 million in the Prior Quarter. Sales of consumables grew approximately 2.4% as the Company believes demand for routine dental work is continuing on a consistent basis, if not improving slightly, although it appears certain discretionary procedures continued to be deferred. Sales of equipment and software excluding CEREC® increased 3.8% from the prior year. Our CEREC results reflect a difficult year-over-year comparison related to the highly successful trade-up program that ran during last year’s second quarter.

Sales of other services and products in the Dental segment improved approximately 9% in the Current Quarter due to improvements in maintenance revenues and service contract revenues.

Veterinary segment sales rose 6.9% to $172.7 million. This increase was primary driven by a 7% increase in consumable sales as well as the acquisition of American Veterinary Supply Corporation (“AVSC”), which accounted for 2.5% of the segment’s sales increase. Equipment and software sales were virtually unchanged from the year-earlier period. We plan to continue investing in Webster’s relatively new equipment and service business, since it further strengthens the segment’s full-service platform.

Rehabilitation sales rose 0.7% in the Current Quarter to $133.6. Favorable changes in foreign currency translation rates increased sales in the Current Quarter by 1.1%. Sales of consumables increased 5.3% while equipment sales fell by 12.6%. The Company believes that regulatory uncertainty as it relates to domestic dealers and the overall economy are both adversely affecting the sale of equipment in this segment.

Gross Margins. Consolidated gross margin increased 20 basis points in the Current Quarter to 32.8%. Dental and Rehabilitation gross margins improved 90 and 50 basis points, respectively, while the Veterinary gross margin decreased by 100 basis points.

The improved gross margins of the Dental and Rehabilitation segments are due primarily to sales mix, with both segments having higher percentages of consumable sales in the Current Quarter, which carry slightly higher margins than sales of equipment.

Veterinary gross margins decreased mostly due to the decision by a manufacturer to re-price its product at the beginning of calendar 2011. This pricing change effectively reduced 450 basis points from the gross margin realized on sales of the affected product line.

Operating Expenses. The consolidated operating expense ratio increased 110 basis points from the Prior Quarter to 23.1%. The Current Quarter incremental ESOP expense as described in the Overview section above was $5.9 million, and accounted for 70 basis points of this increase.

The Dental segment’s operating expense ratio increased 190 basis points due to the impact of the incremental ESOP expense and fixed and semi-variable costs relative to the lower sales volume in the Current Quarter. As the Company’s largest segment, Dental absorbed the majority of the increase in the ESOP expense.

The operating expense ratio of the Veterinary segment improved 60 basis points despite transactional and integration expenses related to the August 2011 acquisition of AVSC and benefited from completion of the final integration activities in the Prior Period related to the October 2008 acquisition of Columbus Serum. The Rehabilitation segment’s operating expenses as a percent of sales increased 20 basis points in the Current Quarter.

Operating Income. Current Quarter operating income was $83.3 million, or 9.7% of net sales. In the Prior Quarter, operating income was $90.2 million, or 10.5% of net sales. The decrease is due primarily to the $5.9 million of incremental ESOP expense as well as the transactional and integration costs associated with the AVSC acquisition.

Other (Expense) Income, Net. Net other expense was $6.2 million in the Current Quarter compared to $4.8 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest income of $0.9 million was down $2.0 million from the Prior Quarter due to fewer unsold finance receivables in the Current Quarter.

Income Tax Expense. The effective income tax rate for the Current Quarter was 36.5% and was favorably affected by the portion of our cash dividends paid on allocated shares owned by the ESOP. The Current Quarter’s cash dividend was $0.12 per common share compared to $0.10 in the Prior Quarter. In the Prior Quarter, the tax rate was 37.5%.

Net Income and Earnings Per Share. Net income decreased 8.3% to $49.0 million, compared to $53.4 in the Prior Quarter. Earnings per diluted share were $0.43 in the Current Quarter compared to $0.45 in the Prior Quarter. The incremental ESOP expense in the Current Quarter reduced net income by $3.7 million and reduced earnings per diluted share by $0.03. Diluted shares outstanding in the Current Quarter were 113,186,000 compared to 119,373,000 in the Prior Quarter. The decrease is due to share repurchase activity.

SIX MONTHS ENDED OCTOBER 29, 2011 (26 WEEKS) COMPARED TO SIX MONTHS ENDED OCTOBER 30, 2010 (27 WEEKS).

Net Sales. Consolidated net sales for the six months ended October 29, 2011 (“Current Period”) totaled $1,704.3 million compared to $1,707.2 million for the six months ended October 30, 2010 (“Prior Period”). Sales included a contribution from acquisitions of 0.9% and a positive impact from foreign currency translation rates of 0.6%. The Prior Period includes an additional week of sales due to the Company’s fiscal year convention discussed above. It is difficult to quantify the exact impact of this additional week, but estimates have been provided in those areas where it is possible to make reasonable approximations. We believe that consolidated sales growth was approximately 2.9%, excluding the estimated impact of the extra week, an impact on consolidated sales growth of approximately three percentage points.

Dental segment sales of $1,084.0 million were 2.0% lower than the $1,105.9 million in the Prior Period. We believe the sales growth was approximately 0.7% excluding the impact of the additional week. Currency translation rates favorably impacted Current Period sales by 0.5%. Consumable sales decreased 1.6% and continue to be affected by a sluggish economy, but did increase 2.0% excluding the impact of the extra week in the Prior Period.

Dental equipment and software sales fell 5.3% compared to the Prior Period. Sales of basic dental equipment and software grew 1.0%, led by sales of digital sensors, cone beam and panoramic imaging systems, but this growth was offset by a decline in the sales of CEREC restorative dental systems. The CEREC results reflect a difficult period-over-period comparison related to a highly successful trade-up program that ran during the Prior Period. Sales of other services and products in the Dental segment rose 5.5% in the Current Period.

Sales of the Veterinary segment rose 3.3% to $352.3 million in the Current Period and include a 1.2% contribution from the AVSC acquisition. The impact of the extra week in the Prior Period reduced Current Period sales growth by approximately 4.2%.

In the Current Period, Rehabilitation segment sales of $268.0 million were 3.0% higher than the $260.1 million of sales in the Prior Period. The impact of acquisitions contributed 4.3% to sales growth while currency translation rates favorably impacted sales in the Current Period sales by 1.6%. The Current Period includes approximately six weeks of incremental sales from the acquisition of certain assets of DCC Healthcare in the first quarter of fiscal 2011. Excluding the extra week from the Prior Period, sales growth would be approximately 6.3% for the Current Period.

Gross Margins. Consolidated gross margin remained consistent with Prior Period at 32.8% in the Current Period. Dental gross margin increased 50 basis points due mostly to product mix. Gross margins for the Veterinary segment decreased 90 basis points due primarily to a pricing change by a manufacturer on a line of products at the beginning of calendar 2011. Rehabilitation segment gross margin increased 10 basis points.

Operating Expenses. The consolidated operating expense ratio increased 80 basis points from the Prior Period to 23.1%. The Dental segment’s operating expense ratio increased 170 basis points due to the impact of fixed and semi-variable costs relative to the lower sales volume in the Current Period and the impact of the higher ESOP expense. As the Company’s largest segment, the Dental unit absorbed the majority of the increase in the ESOP expense.

The Rehabilitation segment’s operating expenses as a percent of sales were 20 basis points higher in the Current Period resulting from the cost structure of the DCC businesses acquired in June 2010.

The operating expense ratio of the Veterinary segment was 60 basis points lower in the Current Period and benefitted from the final integration activities related to the October 2008 acquisition of Columbus Serum. These integration activities were completed in the middle of fiscal 2011.

Operating Income. Current Period operating income totaled $165.3 million, or 9.7% of sales, compared to Prior Period operating income of $179.2 million, or 10.5% of net sales. If the increase in ESOP expense were excluded from current year operations, the operating margin would have been 10.3%. Intuitively, the positive impact of the extra week on the Prior Period’s operating margin further affected comparability between the two periods, although this effect is more difficult to quantify.

Other (Expense) Income, Net. Net other expense was $11.3 million in the Current Period, $3.2 million higher than $8.1 million in the Prior Period. The increase in the net expense is due primarily to a reduction in interest income of $2.8 million resulting from fewer finance contracts being held by the Company in the Current Period.

Income Taxes. The effective income tax rate for the Current Period was 36.6% compared to 37.3% in the Prior Period. The tax rate was favorably affected by the portion of our cash dividends paid on allocated shares owned by the Employee Stock Ownership Plan. The Current Period’s cash dividend was $0.24 per common share compared to $0.20 in the Prior Quarter.

Net Income and Earnings Per Share. Net income decreased 9.0% to $97.6 million, compared to $107.3 in the Prior Period. Earnings per diluted share was $0.85 in the Current Period compared to $0.90 in the Prior Period. The incremental ESOP expense in the Current Period reduced net income by $6.9 million and reduced earnings per diluted share by $0.06. Diluted shares outstanding in the Current Period were 114,737,000 compared to 119,579,000 in the Prior Quarter. The decrease is due to share repurchase activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows from operations in the Current Period were $119.1 compared to cash used in operations of $14.4 million in the Prior Period. In the Prior Period, the revised accounting standards of ASC 860, Accounting for Transfers of Financial Assets, became effective and the transfers of finance contracts to a third party conduit were treated as secured borrowings as opposed to being derecognized under sale accounting. Accordingly, the balance sheet at the end of the Prior Period reflects both $122.3 million of transferred finance contracts as an asset and the cash advances on those finance contracts as a liability. The advances were classified as a financing activity in the Prior Period Statement of Cash Flow.

In the third quarter of fiscal 2011, the Company amended and restated the agreement with a commercial paper conduit such that conditions necessary to derecognize the finance contracts receivable when they are transferred were met and, accordingly, the transfer of contracts now qualify for sale accounting under ASC 860. The cash received when contracts are transferred is now reflected as an operating activity, as it had been prior to fiscal 2011.

Net cash used in investing activities of $31.1 million in the Current Quarter represents $22.4 million of capital expenditures and $8.7 million for acquisitions. The Prior Quarter’s $66.7 million used in investing activities included $20.0 million of capital expenditures and $46.7 million for acquisitions, primarily related to the rehabilitation businesses of DCC Healthcare in June 2010. The Company opened its newly-built Patterson Technology Center during the second quarter of fiscal 2012 and has no major construction projects planned in the second half of fiscal 2012. The Company expects to use a total of approximately $30 million of cash for capital expenditures in fiscal 2012.

Cash used in financing activities during the Current Period was $219.7 million, including stock repurchases of $218.9 million and dividends paid of $27.2 million. The Company drew down $20.0 million its revolving credit facility to temporarily fund the repurchase activity. In the Prior Period, cash provided by financing activities was $71.7 due to $122.3 million of cash advances on transferred finance contracts as discussed above. This cash inflow was partly offset by stock repurchases of $36.9 million and dividends of $23.7 million.

The Company expects funds generated by operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2012.

As of October 29, 2011, $280 million was available under the Company’s $300 million revolving credit facility. On December 1, 2011, that credit facility, which was due to expire in November 2012, was terminated and the Company entered into a new credit agreement on terms and conditions consistent with the previous agreement, except the pricing grids reflect the current market for similar arrangements. The new credit agreement also has a maximum capacity of $300 million and expires in December 2016. See Note 8 to the condensed consolidated financial statements.

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

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2011. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 29, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, the Company’s Board of Directors expanded an existing authorization to allow for the purchase of up to twenty five million shares of common stock. As of March 2011, approximately 20.5 million shares had been repurchased under this authorization. In March 2011, the Board of Directors cancelled the existing share repurchase program and replaced it with a new authorization to repurchase an additional twenty-five million shares of common stock. As of October 29, 2011, 15,518,602 shares remained available for purchase under the authorization, which expires on March 15, 2016.

The following table presents activity under the stock repurchase program during the second quarter of fiscal 2012 ended October 29, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
July 31, 2011 to August 27, 2011	992,558	$28.97	992,558	20,079,941
August 28, 2011 to September 24, 2011	401,339	$27.83	401,339	19,678,602
September 25, 2011 to October 29, 2011	4,160,000	$29.22	4,160,000	15,518,602

	5,553,897	$28.28	5,553,897

ITEM 6.	EXHIBITS

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

Dated: December 8, 2011

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