Form 10-Q
period 2012-01-28
PATTERSON COMPANIES, INC.
filed 2012-03-08
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2012.

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

Patterson Companies, Inc. had outstanding 110,973,887 shares of common stock as of March 2, 2012.

PATTERSON COMPANIES, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended January 28, 2012, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in the Company’s 2011 Annual Report on Form 10-K filed June 29, 2011 and other documents previously filed with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 28,	April 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$538,092	$388,665
Receivables, net	428,587	465,170
Inventory	334,775	336,094
Prepaid expenses and other current assets	39,048	40,780

Total current assets	1,340,502	1,230,709

Property and equipment, net	196,598	189,583
Long-term receivables, net	83,930	90,285
Goodwill	803,125	795,616
Identifiable intangibles, net	215,529	227,216
Other	26,141	31,559

Total assets	$2,665,825	$2,564,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189,407	$210,033
Accrued payroll expense	55,836	56,575
Other accrued expenses	102,240	100,823
Income taxes payable	13,462	0

Total current liabilities	360,945	367,431

Long-term debt	850,000	525,000
Other long-term liabilities	103,793	111,997

Total liabilities	1,314,738	1,004,428

STOCKHOLDERS’ EQUITY
Common stock	1,110	1,211
Additional paid-in capital	—	—
Accumulated other comprehensive income	25,242	41,950
Retained earnings	1,439,853	1,632,497
Unearned ESOP shares	(115,118)	(115,118)

Total stockholders’ equity	1,351,087	1,560,540

Total liabilities and stockholders’ equity	$2,665,825	$2,564,968

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011

Net sales	$895,030	$824,650	$2,599,327	$2,531,851

Cost of sales	605,496	543,775	1,750,534	1,691,575

Gross profit	289,534	280,875	848,793	840,276

Operating expenses	199,628	188,168	593,635	568,393

Operating income	89,906	92,707	255,158	271,883

Other income and (expense):
Interest income	1,052	1,577	3,778	7,118
Interest expense	(8,358)	(6,380)	(20,880)	(19,499)
Other gain (loss)	(737)	(1,620)	(2,291)	(2,097)

Income before taxes	81,863	86,284	235,765	257,405

Income taxes	28,755	30,888	85,093	94,727

Net income	$53,108	$55,396	$150,672	$162,678

Earnings per share:
Basic	$0.50	$0.47	$1.35	$1.37

Diluted	$0.50	$0.47	$1.34	$1.36

Weighted average common shares:
Basic	106,504	117,994	111,539	118,544

Diluted	107,206	118,837	112,226	119,331

Dividends declared per common share	$0.12	$0.10	$0.36	$0.30

Other Comprehensive Income
Net income	$53,108	$55,396	$150,672	$162,678
Foreign currency translation (loss) gain	(5,630)	2,770	(16,615)	2,070
Cash flow hedge	(31)	(31)	(93)	(93)

Comprehensive Income	$47,447	$58,135	$133,964	$164,655

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 28,	January 29,
	2012	2011
Operating activities:
Net income	$150,672	$162,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,442	18,768
Amortization	11,990	12,067
ESOP compensation	544	1,575
Stock-based compensation	9,428	7,911
Excess tax benefits from stock-based compensation	(608)	(1,276)
Bad debt expense	2,216	2,613
Change in assets and liabilities, net of acquired	35,978	(12,881)

Net cash provided by operating activities	228,662	191,455

Investing activities:
Additions to property and equipment, net	(25,051)	(29,199)
Acquisitions and equity investments, net	(14,193)	(52,343)

Net cash used in investing activities	(39,244)	(81,542)

Financing activities:
Dividends paid	(39,800)	(35,543)
Repurchases of common stock	(323,519)	(36,947)
Proceeds from issuance of long-term debt	325,000	0
ESOP activity	(1,307)	881
Debt issuance costs	(1,862)	0
Common stock issued, net	10,496	9,417
Excess tax benefits from share-based compensation	608	1,276

Net cash used in financing activities	(30,384)	(60,916)

Effect of exchange rate changes on cash	(9,607)	(1,549)

Net increase in cash and cash equivalents	149,427	47,448

Cash and cash equivalents at beginning of period	388,665	340,591

Cash and cash equivalents at end of period	$538,092	$388,039

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

January 28, 2012

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 28, 2012 and the results of operations and the cash flows for the periods ended January 28, 2012 and January 29, 2011. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 28, 2012 and January 29, 2011, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2011 Annual Report on Form 10-K filed on June 29, 2011.

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

Fiscal Year End

The fiscal year end of the Company is the last Saturday in April. The third quarter of fiscal 2012 and fiscal 2011 represents the 13 weeks ended January 28, 2012 and January 29, 2011, respectively. The nine months ended January 28, 2012 included 39 weeks, but because of an extra or fourteenth week in the first quarter of fiscal 2011, the nine months ended January 29, 2011 included 40 weeks. Fiscal 2012 will include 52 weeks of operations, while fiscal 2011 was comprised of 53 weeks.

Comprehensive Income

Other than net income, the only significant items included in comprehensive income are foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Denominator:
Denominator for basic earnings per share—weighted- average shares	106,504	117,994	111,539	118,544
Effect of dilutive securities—stock options, restricted stock, ESOP and stock purchase plans	702	843	687	787

Denominator for diluted earnings per share— adjusted weighted average shares	107,206	118,837	112,226	119,331

Options to purchase 549 and 563 shares of common stock during the three and nine months ended January 28, 2012, respectively, and 595 and 606 shares during the three and nine months ended January 29, 2011, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards excluded from the calculation of diluted earnings per share were 80 and 186 shares during the three and nine months ended January 28, 2012, respectively, and 0 and 230 shares during the three and nine months ended January 29, 2011, respectively, because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 enhances disclosures surrounding offsetting (netting) assets and liabilities. The standard applies to financial instruments and derivatives and requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to a master netting arrangement. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. We are still evaluating the effect this standard will have on our Consolidated Financial Statements, but do not believe that the adoption of these new pronouncements will have a material effect on our Consolidated Financial Statements.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, entities testing goodwill for impairment now have the option to perform a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not anticipate that the adoption of this provision will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05, which should be applied retrospectively, is effective for annual or interim periods beginning after December 15, 2011, with early adoption permitted. The Company early adopted ASU 2011-05 effective at the beginning of fiscal 2012. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows, as it only requires a change in the format of the Company’s current presentation. We have presented other comprehensive income in two consecutive statements in conjunction with our statement of income.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. This ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. This ASU is effective prospectively beginning January 29, 2012, the first day of the Company’s fourth quarter of fiscal 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 30, 2011 and January 28, 2012 are as follows:

			Translation
	Balance at	Acquisition	And Other	Balance at
	April 30, 2011	Activity	Activity	January 28, 2012
Dental Supply	$132,670	$—	$(277)	$132,393
Rehabilitation Supply	537,995	—	(1,707)	536,288
Veterinary Supply	124,951	4,895	4,598	134,444

Total	$795,616	$4,895	$2,614	$803,125

Balances of other intangible assets excluding goodwill are as follows:

	January 28,	April 30,
	2012	2011
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,422	$76,422

Amortized:
Distribution agreement, customer lists and other	229,621	229,649
Less: Accumulated amortization	(90,514)	(78,855)

Net amortized other intangible assets	139,107	150,794

Total identifiable intangible assets, net	$215,529	$227,216

NOTE 3 DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On December 2, 2011 this agreement was amended on terms consistent with the expiring agreement. These agreements are structured to expire at the end of a 364-day term, so effectively are amended annually. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit and replace a minimum interest rate margin previously required under the sale agreement.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 28, 2012, PDC Funding had purchased two interest rate caps from a bank with combined notional amounts of $459 million and maturity dates of September 2018. Patterson Companies, Inc. sold two identical interest rate caps to the same bank.

Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. had entered into offsetting and identical interest rate swap agreements with a notional amount of $110 million. During the second quarter of 2012, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. As of January 28, 2012 these agreements had notional amounts of $75 million and maturity dates of October 2017.

In addition to the identical purchased and sold interest rate contracts described above, the Company has entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with our finance contracts. One agreement ended in November 2011, and as of January 28, 2012, the second agreement has a notional amount of $0.2 million and matured in February 2012.

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

The following table presents the fair value of the Company’s interest rate contracts (in millions):

Derivative type	Classification	January 28, 2012	April 30, 2011	January 29, 2011
Assets:
Interest rate contracts	Other noncurrent assets	$0.3	$5.5	$6.2

Liabilities:
Interest rate contracts	Other noncurrent liabilities	$0.3	$5.6	$6.5

The following table presents the effect of interest rate and foreign currency contracts on the consolidated statements of income (in millions):

	Location of gain(loss) recognized on derivative	Three Months Ended		Nine Months Ended
Derivative type		January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Interest rate contracts	Other income(expense), net	$0.0	$0.0	$0.0	$0.0
Foreign currency contracts	Other income(expense), net	0.0	0.0	0.0	(1.9)

NOTE 4 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1	—	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2	—	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of January 28, 2012 is as follows (in millions):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$316.9	$316.9	$0	$0
Derivative instruments	0.3	0	0.3	0

Total assets	$317.2	$316.9	$0.3	$0

Liabilities:
Derivative instruments	$0.3	$0	$0.3	$0

The Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 is as follows (in millions):

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$188.2	$188.2	$0	$0
Derivative instruments	5.5	0	5.5	0

Total assets	$193.7	$188.2	$5.5	$0

Liabilities:
Derivative instruments	$5.6	$0	$5.6	$0

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

Certain assets are measured at fair value on a consolidated basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended January 28, 2012 or January 29, 2011.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities, approximate fair value on January 28, 2012.

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

The Company transfers financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduits. The SPE does not issue any debt. While there is no recourse to the Company by the commercial paper conduits on the sale of contracts, the Company receives only approximately 84% of the principal amount of the contracts upon the sale. The remaining 16% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The deferred purchase price receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. As of January 28, 2012, the capacity of this arrangement with the conduits is $500 million.

The Company also maintained an agreement with U.S. Bank National Association, as agent, whereby the U.S. Bank group purchased customers’ financing contracts. The Company has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sold financing contracts to the U.S. Bank group. The Company received a portion of the principal amounts of the contracts upon sale, with the remaining portion of the proceeds held by the banks as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement was $110 million. In the fourth quarter of fiscal 2010, this agreement was amended such that no additional contracts would be sold, but the contracts previously sold and outstanding under the agreement would continue under the agreement. On August 12, 2011, Fifth Third Bank replaced U.S. Bank and the agreement was amended and restated. Under the restated agreement, Fifth Third Bank is the agent and contracts may be sold, with a capacity under the agreement of $75 million. Approximately $75 million of such contracts were outstanding as of January 28, 2012.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, “Transfers and Servicing” (“ASC 860”). During the three months and nine months ended January 28, 2012, the Company sold $ 77.2 million and $213.0 million, respectively, of its contracts under these arrangements.

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

In the third quarter of fiscal 2011, the Company amended and restated the agreement with the commercial paper conduit. Under the terms of the amended and restated agreement, the transfers of the finance contract receivables again qualify for sale accounting under ASC 860.

The Company retains servicing responsibilities under both agreements, for which it is paid a servicing fee. The servicing fees received by the Company are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require the Company to maintain a minimum current ratio and maximum leverage ratio. The Company was in compliance with the covenants at January 28, 2012.

Included in current receivables in the consolidated balance sheets are approximately $68.1 million, net of unearned income of $2.9 million, and $78.5 million, net of unearned income of $3.6 million, as of January 28, 2012 and April 30, 2011, respectively, of finance contracts not yet sold by the Company. A total of $471.0 million of finance contracts receivable sold under the agreements were outstanding at January 28, 2012. The residual receivable under the arrangements was approximately $70.4 million and $78.0 million as of January 28, 2012 and April 30, 2011, respectively.

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
Net sales
Dental supply	$605,041	$557,048	$1,689,013	$1,662,936
Rehabilitation supply	115,346	117,876	383,368	377,976
Veterinary supply	174,643	149,726	526,946	490,939

Consolidated net sales	$895,030	$824,650	$2,599,327	$2,531,851

Operating income
Dental supply	$67,064	$73,785	$176,933	$198,337
Rehabilitation supply	14,859	12,846	51,436	48,381
Veterinary supply	7,983	6,076	26,789	25,165

Consolidated operating income	$89,906	$92,707	$255,158	$271,883

The following table presents sales information by product for the Company:

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
Net sales
Consumable and printed products	$550,888	$520,011	$1,695,822	$1,653,946
Equipment and software	273,573	232,594	687,249	668,372
Other	70,569	72,045	216,256	209,533

Total	$895,030	$824,650	$2,599,327	$2,531,851

NOTE 7 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, the Company’s Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, the Company loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then-outstanding preferred stock, which was subsequently converted to common stock. The contribution from the ESOP to employees is determined annually by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. The shares under the 1990 note were grandfathered from the accounting provisions of ASC Topic 718-40, “Employer Stock Ownership Plans” (“ASC 718-40”) and, therefore, the provisions of the former SOP 76-3 applied throughout 2011. The remaining unallocated shares in the ESOP were acquired in fiscal year 2002 and fiscal year 2006 and these shares are accounted for under ASC 718-40. Accordingly, these shares are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. When the shares are committed for release and allocated to the participants, the expense to the Company is determined based on the current fair value. As of January 28, 2012, a total of 4,473,987 of unallocated shares were held by the ESOP.

The ESOP expense recognized during the three months ended January 28, 2012 and January 29, 2011 was $6,100 and $525, respectively. The ESOP expense recognized during the nine months ended January 28, 2012 and January 29, 2011 was $18,250 and $1,575, respectively. In fiscal year 2011 and prior years, substantially all contributions to participants were made using an allocation of shares under the 1990 note, with expense recognized based on the original cost of acquiring the shares. Beginning in fiscal year 2012, contributions to participants will be recognized based on the fair value of the shares released and allocated to participants.

NOTE 8 DEBT ISSUANCE

On December 8, 2011, the Company entered into a note purchase agreement (“Note Purchase Agreement”) among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and Webster Management, LP, as borrowers, and various private lenders.

Under the Note Purchase Agreement, the Company issued fixed rate senior notes in an aggregate principal amount of $325,000 consisting of (i) $60,000 at an interest rate of 2.95%, due December 10, 2018; (ii) $165,000 at an interest rate of 3.59%, due December 8, 2021; and (iii) $100,000 at an interest rate of 3.74%, due December 8, 2023.

A portion of the proceeds of the Note Purchase Agreement were used to repay borrowings under the Company’s revolving line of credit, and proceeds may be used to repurchase shares of the Company’s common stock and for general corporate purposes.

The Company is subject to various financial covenants under the agreement including the maintenance of leverage and interest coverage ratios. In the event of a default by the Company under the Note Purchase Agreement, any outstanding obligations may become due and payable immediately.

As of January 28, 2012, $300 million was available under the Company’s $300 million revolving credit facility. On December 1, 2011, the previous credit facility, which was due to expire in November 2012, was terminated and the Company entered into a new credit agreement on terms and conditions consistent with the previous agreement, except the interest rates pricing schedule reflect the current market for similar arrangements. The new credit agreement also expires in December 2016.

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

There are two matters that have an overriding impact on the Company’s financial results for fiscal 2012. First, the Company operates with a 52-53 week accounting convention with its fiscal year ending on the last Saturday in April. Fiscal year 2011 included 53 weeks, with an additional or fourteenth week included in the first quarter ended July 31, 2010. Fiscal 2012 ending April 28, 2012 will include 52 weeks, and the first quarter operations include one less, or thirteen weeks of activity compared to the prior year period. It is difficult to precisely quantify the impact of the extra week, but estimates have been provided in those areas where it is possible to make reasonable approximations. We estimate that the impact of the extra week reduced sales growth by two or three percentage points in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011.

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

The revised standards require the expensing of shares released to be based on fair value at the time the shares are committed to be released and since the revision of the accounting standards, the ESOP has acquired approximately 4.5 million additional shares, nearly all of which are still held for future allocation to employees. As the final allocation of the 1990 shares was made at the end of fiscal 2011, the ESOP shares that have been subsequently acquired will be released and allocated to employees in fiscal 2012 and beyond. When these shares are committed to be released to employees, it will result in a non-cash expense equal to the average fair value of the shares committed to be released.

We expect the ESOP expense will increase our operating expenses by approximately $23 million or $0.12 per diluted share in fiscal 2012 as compared to fiscal 2011. This change from historical cost to fair value in recognizing ESOP expense creates a comparability discrepancy between the Company’s past and foreseeable future operating results.

The following table presents the ESOP expense reconciliation for the Company for comparability purposes:

	Three Months Ended		Nine Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Net Income	$53,108	$55,396	$150,672	$162,678
Incremental ESOP expense	3,468	—	10,372	—

Adjusted Net Income (non-GAAP)	$56,576	$55,396	$161,044	$162,678

Diluted Earnings Per Share	$0.50	$0.47	$1.34	$1.36
Incremental ESOP expense	0.03	—	0.10	—

Adjusted Earnings Per Share (non-GAAP)	$0.53	$0.47	$1.44	$1.36

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7%	65.9%	67.3%	66.8%

Gross margin	32.3%	34.1%	32.7%	33.2%
Operating expenses	22.3%	22.8%	22.9%	22.4%

Operating income	10.0%	11.2%	9.8%	10.7%
Other expense, net	(0.9%)	(0.8%)	(0.7%)	(0.6%)

Income before taxes	9.1%	10.5%	9.1%	10.2%

Net income	5.9%	6.7%	5.8%	6.4%

QUARTER ENDED JANUARY 28, 2012 COMPARED TO QUARTER ENDED JANUARY 29, 2011.

Net Sales. Consolidated net sales for the three months ended January 28, 2012 (“Current Quarter”) were $895.0 million, an 8.5% increase from $824.7 million for the three months ended January 29, 2011(“Prior Quarter”). Acquisitions contributed 0.6% to Current Quarter sales growth, and the impact of foreign exchange rate changes on net sales had a minimal unfavorable effect of 0.1%.

Sales of the Dental segment were $605.0 million, an increase of 8.6% from $557.0 million in the Prior Quarter. Sales of consumables grew approximately 3.2% as the Company believes demand for routine dental work is continuing on a consistent basis, if not improving slightly, although it appears certain discretionary procedures continued to be deferred. Sales of equipment and software increased 21.4% from the prior year. This strong growth was driven by double-digit increases in sales of CEREC dental restorative products and digital radiography offerings, including sensors, panoramic and cone beam products.

Sales of other services and products in the Dental segment declined 3.8% in the Current Quarter as last year’s third quarter benefited from gain on finance contract sales that was deferred from the second quarter of the prior year. Due to accounting rule changes, the gain was deferred to the third quarter when certain amendments were completed to agreements with a commercial paper conduit. See Note 5 of the accompanying consolidated financial statements.

Veterinary segment sales rose 16.6% to $174.6 million. This sales growth included a 15.1% increase in consumable sales as well as the acquisition of American Veterinary Supply Corporation (“AVSC”), which accounted for 3.1% of the segment’s sales increase. Equipment and software sales grew 35.2% from the year-earlier period to $13.4 million. We plan to continue investing in Webster’s relatively new equipment and service business, since it further strengthens the segment’s full-service platform.

Rehabilitation sales declined 2.1% in the Current Quarter to $115.3 million. Unfavorable changes in foreign currency translation rates decreased sales in the Current Quarter by 0.2%. Sales of consumables increased 0.4% while equipment sales fell by 10.3%. The Company believes that regulatory uncertainty as it relates to domestic dealers and the overall economy are both adversely affecting this segment.

Gross Margins. Consolidated gross margin decreased 180 basis points in the Current Quarter to 32.3%. Dental and Veterinary segments gross margins declined by 200 and 70 basis points, respectively, while Rehabilitation’s gross margin increased by 40 basis points.

The improved gross margin of the Rehabilitation segment is due primarily to the further integration of recently acquired entities into the division’s pricing structure.

Dental’s gross margins decreased mostly due to sales mix, as the relative amount of revenues from consumables was lower than equipment. Within equipment, a relatively high percentage of revenues from certain higher technology products, which produce a lower margin than the average equipment transaction, also contributed to the decrease. Because the Dental division accounts for the majority of the financing transactions, the negative impact of the comparatively lower financing gain on gross margin is approximately 60 basis points.

Veterinary’s gross margins declined mainly due to the decision by a manufacturer to re-price its product at the beginning of calendar 2011.

Operating Expenses. The consolidated operating expense ratio improved 50 basis points from the Prior Quarter to 22.3%. The improvement would have been 110 basis points had it not been for the incremental ESOP expense discussed in the Overview section above. This incremental expense of $5.5 million in the Current Quarter increased our operating expense ratio by 60 basis points.

The Dental segment’s operating expense ratio increased 20 basis points due to the impact of the incremental ESOP expense. As the Company’s largest segment, Dental absorbed the majority of the increase in the ESOP expense.

The operating expense ratio of the Veterinary segment improved 110 basis points mainly due to improved revenues. The Rehabilitation segment’s operating expenses as a percent of sales improved 160 basis points in the Current Quarter. The Rehabilitation segment took aggressive action to trim its expense structure and also benefitted from reduced integration costs in the Prior Quarter related to the DCC acquisition.

Operating Income. Current Quarter operating income was $89.9 million, or 10.0% of net sales. In the Prior Quarter, operating income was $92.7 million, or 11.2% of net sales. The decrease is due primarily to the $5.5 million of incremental ESOP expense.

Other (Expense) Income, Net. Net other expense was $8.0 million in the Current Quarter compared to $6.4 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest income of $1.1 million was down $0.5 million from the Prior Quarter due to fewer unsold finance receivables in the Current Quarter. The incremental interest expense on the newly issued debt cost in the quarter approximated $1.7 million.

Income Tax Expense. The effective income tax rate for the Current Quarter was 35.1% and was favorably affected by the portion of our cash dividends paid on allocated shares owned by the ESOP. The Current Quarter’s cash dividend was $0.12 per common share compared to $0.10 in the Prior Quarter. In the Prior Quarter, the tax rate was 35.8%.

Net Income and Earnings Per Share. Net income decreased 4.2% to $53.1 million, compared to $55.4 in the Prior Quarter. Earnings per diluted share were $0.50 in the Current Quarter compared to $0.47 in the Prior Quarter. The incremental ESOP expense in the Current Quarter reduced net income by $3.5 million and reduced earnings per diluted share by $0.03. Diluted shares outstanding in the Current Quarter were 107,206,000 compared to 118,837,000 in the Prior Quarter. The decrease is due to share repurchase activity.

NINE MONTHS ENDED JANUARY 28, 2012 (39 WEEKS) COMPARED TO NINE MONTHS ENDED JANUARY 29, 2011 (40 WEEKS).

As described in the Overview section above, the first quarter of fiscal 2011 included an extra week due to the Company’s fiscal year convention. Accordingly, the nine months ended January 29, 2011 included 40 weeks while the nine months ended January 28, 2012 include 39 weeks. It is difficult to precisely quantify the impact of the extra week, but estimates have been provided in those areas where it is possible to make reasonable approximations. We estimate that the impact of the extra week reduced sales growth by two to three percentage points in the nine months of fiscal 2012 as compared to the nine months of fiscal 2011.

Net Sales. Consolidated net sales for the nine months ended January 28, 2012 (“Current Period”) totaled $2,599.3 million compared to $2,531.9 million for the nine months ended January 29, 2011 (“Prior Period”). Sales included a contribution from acquisitions of 0.7% and a positive impact from foreign currency translation rates of 0.4%. The Prior Period includes an additional week of sales due to the Company’s fiscal year convention discussed above. We believe that consolidated sales growth was approximately 4.8%, excluding the estimated impact of the extra week, an impact on consolidated sales growth of approximately two percentage points.

Dental segment sales of $1,689.0 million were 1.6% higher than the $1,662.9 million in the Prior Period. We believe the sales growth was approximately 3.4% excluding the impact of the additional week. Currency translation rates favorably impacted Current Period sales by 0.3%. Consumable sales increased 2.4% excluding the estimated impact of the extra week in the Prior Period.

Dental equipment and software sales improved 4.1% compared to the Prior Period, led by sales of digital sensors, cone beam and panoramic imaging systems. Sales of other services and products in the Dental segment rose 2.2% in the Current Period.

Sales of the Veterinary segment rose 7.3% to $526.9 million in the Current Period and include a 1.2% contribution from the AVSC acquisition. The impact of the extra week in the Prior Period reduced Current Period sales growth by approximately 3%.

In the Current Period, Rehabilitation segment sales of $383.4 million were 1.4% higher than the $378.0 million of sales in the Prior Period. The impact of acquisitions contributed 3.0% to sales growth while currency translation rates favorably impacted sales in the Current Period sales by 1.1%. The Current Period includes approximately six weeks of incremental sales from the acquisition of the DCC Healthcare entities in the first quarter of fiscal 2011. Excluding the extra week from the Prior Period, sales growth would be approximately 3.6% for the Current Period.

Gross Margins. Consolidated gross margin decreased 50 basis points in the Current Period to 32.7%. Dental gross margin decreased 30 basis points due mostly to product mix. Gross margins for the Veterinary segment decreased 90 basis points due primarily to a pricing change by a manufacturer on a line of products at the beginning of calendar 2011. Rehabilitation segment gross margin improved 10 basis points.

Operating Expenses. The consolidated operating expense ratio increased 40 basis points from the Prior Period to 22.8%. The Dental segment’s operating expense ratio increased 110 basis points due to the impact of the higher ESOP expense. As the Company’s largest segment, the Dental unit absorbed the majority of the increase in the ESOP expense. If the increase in ESOP expense were excluded from the current year operations, the operating expense ratio would have been 22.1%, a decrease of 30 basis points from the Prior Period.

The Rehabilitation segment’s operating expenses as a percent of sales were 50 basis points lower in the Current Period resulting from the cost savings from the integration of the DCC businesses acquired in June 2010 and focused cost management in the Current Period.

The operating expense ratio of the Veterinary segment was 80 basis points lower in the Current Period and benefitted from the final integration activities related to the October 2008 acquisition of Columbus Serum. These integration activities were completed in the middle of fiscal 2011.

Operating Income. Current Period operating income totaled $255.2 million, or 9.8% of sales, compared to Prior Period operating income of $271.9 million, or 10.7% of net sales. If the increase in ESOP expense were excluded from current year operations, the operating margin would have been 10.5%. Intuitively, the positive impact of the extra week on the Prior Period’s operating margin further affected comparability between the two periods, although this effect is more difficult to quantify.

Other (Expense) Income, Net. Net other expense was $19.4 million in the Current Period, $4.9 million higher than $14.5 million in the Prior Period. The increase in the net expense is due primarily to a reduction in interest income of $3.3 million resulting from fewer finance contracts being held by the Company in the Current Period. Also, the December 2011 debt issuance of $325 million resulted in incremental interest expense of approximately $1.7 million.

Income Taxes. The effective income tax rate for the Current Period was 36.1% compared to 36.8% in the Prior Period. The tax rate was favorably affected by the portion of our cash dividends paid on allocated shares owned by the Employee Stock Ownership Plan. The Current Period’s cash dividends were $0.36 per common share compared to $0.30 in the Prior Period.

Net Income and Earnings Per Share. Net income decreased 7.4% to $150.7 million, compared to $162.7 in the Prior Period. Earnings per diluted share was $1.34 in the Current Period compared to $1.36 in the Prior Period. The incremental ESOP expense in the Current Period reduced net income by $10.4 million and reduced earnings per diluted share by $0.10. Diluted shares outstanding in the Current Period were 112,226,000 compared to 119,331,000 in the Prior Period. The decrease is due to share repurchase activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows from operations in the Current Period was $228.7 million compared to $191.5 million in the Prior Period.

Net cash used in investing activities of $39.2 million in the Current Period represents $25.1 million of capital expenditures and $14.2 million for acquisitions. The Prior Period’s $81.5 million used in investing activities included $29.2 million of capital expenditures and $52.3 million for acquisitions, primarily related to the acquisition of the rehabilitation businesses of DCC Healthcare in June 2010. The Company opened its newly-built Patterson Technology Center during the second quarter of fiscal 2012 and has no major construction projects planned for the remainder of fiscal 2012. The Company expects to use a total of approximately $30 million for capital expenditures in fiscal 2012.

Cash used in financing activities during the Current Period was $30.4 million, including stock repurchases of $323.5 million and dividends paid of $39.8 million, offset by $325 million of proceeds from the long-term debt issuance. In the Prior Period, cash used in financing activities was $60.9 due to stock repurchases of $36.9 million and dividends of $35.5 million.

The Company expects funds generated by operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet the Company’s working capital needs and finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2012.

As of January 28, 2012, $300 million was available under the Company’s $300 million revolving credit facility. On December 1, 2011, the previous credit facility, which was due to expire in November 2012, was terminated and the Company entered into a new credit agreement on terms and conditions consistent with the previous agreement, except the interest rates pricing schedule reflect the current market for similar arrangements. The new credit agreement also expires in December 2016.

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

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2012. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 28, 2012.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, the Company’s Board of Directors expanded an existing authorization to allow for the purchase of up to twenty five million shares of common stock. As of March 2011, approximately 20.5 million shares had been repurchased under this authorization. In March 2011, the Board of Directors cancelled the existing share repurchase program and replaced it with a new authorization to repurchase an additional twenty-five million shares of common stock. As of January 28, 2012, 12,336,902 shares remained available for purchase under the authorization, which expires on March 15, 2016.

The following table presents activity under the stock repurchase program during the third quarter of fiscal 2012 ended January 28, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
October 30, 2011 to November 26, 2011	2,931,700	$29.71	2,931,700	12,586,902
November 27, 2011 to December 24, 2011	250,000	$28.88	250,000	12,336,902
December 25, 2011 to January 28, 2012	—	—	—	12,336,902

	3,181,700	29.66	3,181,700

ITEM 6.	EXHIBITS

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
Dated: March 8, 2012
	By:	/s/ R. Stephen Armstrong
R. Stephen Armstrong
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financials in XBRL format (1)

(1)	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.