Form 10-Q
period 2012-07-28
PATTERSON COMPANIES, INC.
filed 2012-09-06
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 28, 2012.

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

     Yes   ☐     No   ☒

As of August 29, 2012, there were 110,344,217 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

Safe Harbor Statement under The Private Securities Litigation Reform Act Of 1995:

This Form 10-Q for the period ended July 28, 2012, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in our 2012 Annual Report on Form 10-K filed June 27, 2012 and other documents previously filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 28, 2012	April 28, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$580,753	$573,781
Receivables, net	413,690	464,869
Inventory	318,128	319,952
Prepaid expenses and other current assets	49,039	44,911

Total current assets	1,361,610	1,403,513
Property and equipment, net	193,495	195,465
Long-term receivables, net	101,308	92,049
Goodwill	812,163	810,252
Identifiable intangibles, net	207,002	212,557
Other	24,894	25,532

Total assets	$2,700,472	$2,739,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,253	$207,915
Accrued payroll expense	43,033	66,386
Other accrued expenses	131,068	130,347
Current maturities of long-term debt	125,000	125,000

Total current liabilities	501,354	529,648
Long-term debt	725,000	725,000
Other	108,376	109,518

Total liabilities	1,334,730	1,364,166

STOCKHOLDERS’ EQUITY
Common stock	1,092	1,099
Additional paid-in capital	—	—
Accumulated other comprehensive income	21,141	32,455
Retained earnings	1,458,094	1,456,233
Unearned ESOP shares	(114,585)	(114,585)

Total stockholders’ equity	1,365,742	1,375,202

Total liabilities and stockholders’ equity	$2,700,472	$2,739,368

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 28, 2012	July 30, 2011
Net sales	$889,225	$847,422
Cost of sales	603,525	569,146

Gross profit	285,700	278,276
Operating expenses	203,108	196,283

Operating income	82,592	81,993
Other income and (expense):
Interest income	1,499	1,829
Interest expense	(9,568)	(6,353)
Other loss	(822)	(611)

Income before taxes	73,701	76,858
Income taxes	26,163	28,248

Net income	$47,538	$48,610

Earnings per share:
Basic	$0.45	$0.42

Diluted	$0.45	$0.42

Weighted average common shares:
Basic	105,035	115,576

Diluted	105,783	116,285

Dividends declared per common share	$0.14	$0.12

Other Comprehensive Income
Net income	$47,538	$48,610
Foreign currency translation loss	(11,283)	(1,979)
Cash flow hedge	(31)	(31)

Comprehensive Income	$36,224	$46,600

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 28, 2012	July 30, 2011
Operating activities:
Net income	$47,538	$48,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,414	5,417
Amortization	5,071	3,665
ESOP compensation	5,700	5,700
Stock-based compensation	3,738	3,180
Excess tax benefits from stock-based compensation	(434)	(388)
Bad debt expense	937	766
Change in assets and liabilities, net of acquired	(9,206)	(234)

Net cash provided by operating activities	59,758	66,716

Investing activities:
Additions to property and equipment, net	(3,206)	(10,247)
Acquisitions and equity investments, net	—	—

Net cash used in investing activities	(3,206)	(10,247)

Financing activities:
Dividends paid	(14,817)	(13,801)
Repurchases of common stock	(34,472)	(59,913)
ESOP activity	(505)	(436)
Common stock issued, net	4,187	4,247
Excess tax benefits from share-based compensation	434	388

Net cash used in financing activities	(45,173)	(69,515)
Effect of exchange rate changes on cash	(4,407)	(1,843)

Net increase (decrease) in cash and cash equivalents	6,972	(14,889)

Cash and cash equivalents at beginning of period	573,781	388,665

Cash and cash equivalents at end of period	$580,753	$373,776

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

July 28, 2012

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of our Company as of July 28, 2012 and the results of operations and the cash flows for the periods ended July 28, 2012 and July 30, 2011. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 28, 2012 and July 30, 2011, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2012 Annual Report on Form 10-K filed on June 27, 2012.

The condensed consolidated financial statements of Patterson Companies, Inc. include the assets and liabilities of PDC Funding Company, LLC (“PDC Funding”) and PDC Funding Company II, LLC (“PDC Funding II”), wholly owned subsidiaries and separate legal entities under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities of our Company established to sell customer installment sale contracts to outside financial institutions in the normal course of business. The assets of PDC Funding and PDC Funding II would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding or PDC Funding II.

Fiscal Year End

The fiscal year end of our Company is the last Saturday in April. The first quarter of fiscal years 2013 and 2012 represents the 13 weeks ended July 28, 2012 and July 30, 2011, respectively. Fiscal years 2013 and 2012 will each include 52 weeks of operations.

Comprehensive Income

Other than net income, the only significant items included in comprehensive income are foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	July 28, 2012	July 30, 2011
Denominator:

Denominator for basic earnings per share — weighted-average shares	105,035	115,576
Effect of dilutive securities — stock options, restricted stock, ESOP and stock purchase plans	748	709

Denominator for diluted earnings per share — adjusted weighted average shares	105,783	116,285

Options to purchase 421 shares of common stock during the three months ended July 28, 2012, and 484 shares during the three months ended July 30, 2011, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards excluded from the calculation of diluted earnings per share were 0 and 238 shares during the three months ended July 28, 2012, and July 30, 2011, respectively, because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 enhances disclosures surrounding offsetting (netting) assets and liabilities. The standard applies to financial instruments and derivatives and requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to a master netting arrangement. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated results of operations or financial condition and is not expected to materially change our current disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under ASU 2011-08, entities testing goodwill for impairment now have the option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-08 at the beginning of fiscal 2013. This adoption did not have a material impact on our financial position, results of operations or cash flows.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 28, 2012 and July 28, 2012 are as follows:

	Balance at April 28, 2012	Acquisition Activity	Translation And Other Activity	Balance at July 28, 2012
Dental Supply	$132,677	—	$175	$132,852
Rehabilitation Supply	543,131	—	1,736	544,867
Veterinary Supply	134,444	—	—	134,444

Total	$810,252	—	$1,912	$812,163

Balances of other intangible assets excluding goodwill are as follows:

	July 28,	April 28,
	2012	2012
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464

Amortized:
Distribution agreement, customer lists and other	230,938	231,739
Less: Accumulated amortization	(100,400)	(95,646)

Net amortized other intangible assets	130,538	136,093

Total identifiable intangible assets, net	$207,002	$212,557

NOTE 3 DERIVATIVE FINANCIAL INSTRUMENTS

Patterson is a party to certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On December 2, 2011 this agreement was amended on terms consistent with the expiring agreement. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 28, 2012, PDC Funding had purchased two interest rate caps from a bank with combined notional amounts of $377 million and maturity dates of September 2018. Patterson Companies, Inc. sold two identical interest rate caps to the same bank.

Similar to the above agreements, PDC Funding II, and Patterson Companies, Inc. entered into offsetting and identical interest rate cap agreements with a notional amount of $75 million in fiscal 2012. In August 2012, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. The notional amount has remained the same and the new maturity date is June 2020.

In addition to the identical purchased and sold interest rate cap agreements described above, in May 2012 we entered into an interest rate swap agreement with a bank to economically hedge the interest rate risk associated with our finance contracts.

Our interest rate contracts do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change in any period as income or expense during the period in which the change occurs.

The following table presents the fair value of our interest rate contracts:

Derivative type	Classification	July 28, 2012	April 28, 2012	July 30, 2011
		(in millions)
Assets:
Interest rate contracts	Other noncurrent assets	$0.2	$0.2	$3.1

Liabilities:
Interest rate contracts	Other noncurrent liabilities	$0.3	$0.2	$3.1

The following table presents the effect of interest rate and foreign currency contracts on the consolidated statements of income:

		Three Months Ended
	Location of gain (loss)	July 28,	July 30,
Derivative type	recognized on derivative	2012	2011
		(in millions)
Interest rate contracts	Other income (expense), net	$(0.1)	$(0.0)
Foreign currency contracts	Other income (expense), net	$(0.0)	$(0.0)

NOTE 4 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of July 28, 2012 is as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$341.2	$341.2	$0	$0
Derivative instruments	0.2	0	0.2	0

Total assets	$341.4	$341.2	$0.2	$0

Liabilities:
Derivative instruments	$0.3	$0	$0.3	$0

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of July 30, 2011 is as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$170.9	$170.9	$0	$0
Derivative instruments	3.1	0	3.1	0

Total assets	$174.0	$170.9	$3.1	$0.0

Liabilities:
Derivative instruments	$3.1	$0	$3.1	$0

Cash equivalents — We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.

Derivative instruments — Patterson’s derivative instruments consist of interest rate contracts. These instruments are valued using inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a consolidated basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There was no fair value adjustments to such assets during the three months ended July 28, 2012 or July 30, 2011.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 28, 2012 and July 30, 2011.

NOTE 5 CUSTOMER FINANCING

As a convenience to our customers, we offer several different financing alternatives including both our Company sponsored program and a third party program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under our sponsored program, equipment purchases by customers with strong credit are financed to a maximum of $0.4 million for any one customer. We generally sell the customers’ financing contracts to outside financial institutions in the normal course of our business. Patterson currently has two arrangements under which we sell these contracts.

In fiscal 2011, Patterson operated under an agreement to sell our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. Patterson utilizes a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit.

We transfer financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduits. The SPE does not issue any debt. While there is no recourse to Patterson by the commercial paper conduits on the sale of contracts, we receive only approximately 84% of the principal amount of the contracts upon the sale. The remaining 16% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The deferred purchase price receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. As of July 28, 2012, the maximum outstanding capacity of this arrangement with the conduits at any one time is $500 million.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive a portion of the principal amounts of the contracts upon sale with the remaining portion of the proceeds held by the bank as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement at July 28, 2012 was $75 million.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, “Transfers and Servicing.” During the three months ended July 28, 2012 and July 30, 2011, we sold approximately $95.1 million and $72.7 million, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with the covenants at July 28, 2012.

Included in current receivables in the consolidated balance sheets are approximately $40 million, net of unearned income of $5.9 million, and $81.8 million, net of unearned income of $7.4 million, as of July 28, 2012 and April 28, 2012, respectively, of finance contracts not yet sold by Patterson. A total of $509.4 million of finance contracts receivable sold under the agreements were outstanding at July 28, 2012. The residual receivable under the arrangements was approximately $85.5 and $78.9 million as of July 28, 2012 and April 28, 2012, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

NOTE 6 SEGMENT REPORTING

Patterson Companies, Inc. is comprised of three reportable segments: dental, veterinary, and rehabilitation supply. Our reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other dental healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics throughout the United States. The rehabilitation supply segment provides a comprehensive range of distributed and self-manufactured rehabilitation medical supplies and assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

We evaluate segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, finance, human resources and facilities. If these corporate expenses were allocated to the segments, the results would not be materially different as the dental segment would absorb a significant portion of these expenses. The cost to operate the distribution centers are allocated to the operating units based on the through-put of each unit.

The following table presents information about Patterson’s reportable segments:

	Three Months Ended
	July 28, 2012	July 30, 2011
Net sales
Dental supply	$567,392	$533,367
Rehabilitation supply	130,743	134,452
Veterinary supply	191,090	179,603

Consolidated net sales	$889,225	$847,422

Operating income
Dental supply	$55,871	$53,461
Rehabilitation supply	16,502	17,770
Veterinary supply	10,219	10,762

Consolidated operating income	$82,592	$81,993

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended
	July 28, 2012	July 30, 2011
Net Sales
Consumable and printed products	$587,558	$574,962
Equipment and software	227,042	199,651
Other	74,625	72,809

Total	$889,225	$847,422

NOTE 7 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, our Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then-outstanding preferred stock, which was subsequently converted to common stock. The contribution from the ESOP to employees is determined annually by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. The shares under the 1990 note were grandfathered from the accounting provisions of ASC Topic 718-40, “Employer Stock Ownership Plans” (“ASC 718-40”) and, therefore, the provisions of the former SOP 76-3 applied throughout fiscal 2011. The remaining unallocated shares in the ESOP were acquired in fiscal years 2002 and 2006 and these shares are accounted for under ASC 718-40. Accordingly, these shares are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. When the shares are committed for release and allocated to the participants, our expense is determined based on the current fair value. As of July 28, 2012, a total of 3,605,363 of unallocated shares were held by the ESOP.

The ESOP expense recognized during the three months ended July 28, 2012 and July 30, 2011 was $5,700 for each period. In fiscal year 2011 and prior years, substantially all contributions to participants were made using an allocation of shares under the 1990 note, with expense recognized based on the original cost of acquiring the shares. Beginning in fiscal year 2012, contributions to participants was recognized based on the fair value of the shares released and allocated to participants.

NOTE 8 DEBT ISSUANCE

On December 8, 2011, we entered into a note purchase agreement (“Note Purchase Agreement”) among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and Webster Management, LP, as borrowers, and various private lenders.

Under the Note Purchase Agreement, we issued fixed rate senior notes in an aggregate principal amount of $325,000 consisting of (i) $60,000 at an interest rate of 2.95%, due December 10, 2018; (ii) $165,000 at an interest rate of 3.59%, due December 8, 2021; and (iii) $100,000 at an interest rate of 3.74%, due December 8, 2023.

A portion of the proceeds of the Note Purchase Agreement were used to repay borrowings under our revolving line of credit. The remainder of the proceeds may be used to repurchase shares of our common stock and for general corporate purposes.

We are subject to various financial covenants under the agreement including the maintenance of leverage and interest coverage ratios. In the event of our default under the Note Purchase Agreement, any outstanding obligations may become due and payable immediately.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our first quarter, fiscal 2013 financial information is summarized in this Management’s Discussion and Analysis, Consolidated Financial Statements, and related Notes. The following background is essential to fully understanding our Company’s financial information.

Patterson operates a distribution business in three complementary markets: dental supply, veterinary supply and rehabilitation supply. Historically our strategy for growth focused on internal growth and the acquisition of smaller distributors and businesses offering related products and services to the dental market. In fiscal 2002, we expanded our strategy to take advantage of a parallel growth opportunity in the veterinary supply market by acquiring the assets of J. A. Webster, Inc. on July 9, 2001. Patterson added a third component to our business platform in fiscal 2004 when it entered the rehabilitation supply market with the acquisition of AbilityOne Products Corp. (“AbilityOne”) on September 12, 2003. AbilityOne is now known as Patterson Medical Holdings, Inc.

Operating margins of the veterinary business are considerably lower than the dental and rehabilitation supply businesses. While operating expenses run at a lower rate in the veterinary business, their gross margin is substantially lower due generally to pharmaceutical products sales, which have margins well below the average sundry product.

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

One matter that has an overriding impact on our financial results for periods beginning after fiscal 2011 involves the level of expense associated with our Employee Stock Ownership Plan (“ESOP”). For the twenty years up to and including fiscal 2011, allocations of shares to employees participating in the ESOP have been made almost entirely from shares of Company stock acquired by the ESOP in 1990 (“the 1990 Shares”). Although the accounting standards in effect in 1990 were subsequently revised, the accounting for the 1990 shares was grandfathered under the revised standards and called for the expensing of the shares released for allocation to employees to be based on the original cost of the shares.

The revised standards require the expensing of shares released for allocation to be based on fair value of the shares at the time they are committed to be released. The shares acquired by the ESOP since the revision of the accounting standards, totaling approximately 3.6 million shares, will be released in annual amounts as determined by the Board of Directors. In fiscal 2012, we recognized incremental expense related to the ESOP of approximately $23 million over the fiscal 2011 amount. It is anticipated that in fiscal 2013 an amount of expense commensurate with the fiscal 2012 amount will be incurred subject to final approval by the Board of Directors in an action to be taken near the end of the fiscal year. This estimated expense will be recognized equally over the fiscal period. The ESOP expense will generally be a non-cash expense in the period since the shares were purchased in earlier periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 28,	July 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	67.9%	67.2%

Gross margin	32.1%	32.8%
Operating expenses	22.8%	23.2%

Operating income	9.3%	9.7%
Other expense, net	(1.0%)	(0.6%)

Income before taxes	8.3%	9.1%

Net income	5.3%	5.7%

QUARTER ENDED JULY 28, 2012 COMPARED TO QUARTER ENDED JULY 30, 2011.

Net Sales. Consolidated net sales for the three months ended July 28, 2012 (“Current Quarter”) were $889.2 million, a 4.9% increase from $847.4 million for the three months ended July 30, 2011 (“Prior Quarter”). Acquisitions contributed 0.8% to Current Quarter sales growth, and the impact of foreign exchange rate changes on net sales had a minimal unfavorable effect of 0.6%.

Sales of the Dental segment were $567.4 million, an increase of 6.4% from $533.4 million in the Prior Quarter. Sales of consumables grew approximately 0.4% as we believe demand for routine dental work is continuing on a consistent basis, although it appears certain discretionary procedures continued to be deferred. Sales of equipment and software increased 19.2% from the prior year. This strong growth was driven by double-digit increases in sales of CEREC dental restorative products and core equipment, including chairs, units and lights. Sales of other services and products in the Dental segment rose 2.9% in the Current Quarter.

Veterinary segment sales rose 6.4% to $191.1 million despite the change in a nutritional distribution arrangement that reduced sales by 6.6%. The segment previously sold a brand of nutrition under a regional buy-sell arrangement; however this was changed to a national agency commission agreement late in the fourth quarter of the preceding fiscal year. This change will affect the comparability of the segment’s sales growth for the remainder of the fiscal year. Somewhat offsetting this negative impact was 2.7% of growth due to an acquisition in the second quarter of the prior year.

Equipment and software sales in the Veterinary segment declined 4.7% from the year-earlier period to $7.2 million, as the prior year included a large purchase of proprietary software products not expected to repeat. We plan to continue investing in Webster’s relatively new equipment and service business, since it further strengthens the segment’s full-service platform.

Rehabilitation sales declined 2.8% in the Current Quarter to $130.7 million due primarily to weakness in its equipment business. Unfavorable changes in foreign currency translation rates decreased sales in the Current Quarter by 1.6%, and the acquisition of Surgical Synergies Pty Ltd increased sales by 1.8%. Sales of consumables decreased 0.7% and equipment sales were down 10.2%. We believe that regulatory uncertainty as it relates to domestic dealers and the overall economy as well as continued austerity efforts in the United Kingdom are adversely affecting this segment.

Gross Margins. Consolidated gross margin decreased 70 basis points in the Current Quarter to 32.1%. Our Dental and Veterinary segment’s gross margins declined by 90 and 40 basis points, respectively, while Rehabilitation’s gross margin increased by 20 basis points.

The improved gross margin of the Rehabilitation segment is due primarily to the further integration of recently acquired entities into the division’s pricing structure. Dental’s gross margins decreased principally due to sales mix; the relative amount of revenues from equipment sales was higher than consumables. Additionally, within equipment, a relatively high percentage of revenues from the CEREC trade in promotions produced a lower margin than the average equipment transaction.

Veterinary’s gross margins declined mainly due to the higher volumes of certain seasonal products which carry lower margins. The volumes increases result from a longer and more severe parasite season.

Operating Expenses. The consolidated operating expense ratio improved 40 basis points from the Prior Quarter to 22.8%. This improvement was due to better leveraging in our Dental segment of fixed and semi-variable costs.

The Dental segment’s operating expense ratio improved 70 basis points. The operating expense ratio of the Veterinary segment increased 30 basis points mainly due to the reduced revenue from the nutritional agreement change. The Rehabilitation segment’s operating expenses as a percent of sales increased 80 basis points in the Current Quarter due mainly to integration and rationalization expense in the Australian operations.

Operating Income. Current Quarter operating income was $82.6 million, or 9.3% of net sales. In the Prior Quarter, operating income was $82.0 million, or 9.7% of net sales. The decrease is due primarily to the decrease in gross margin in the quarter as discussed above.

Other (Expense) Income, Net. Net other expense was $8.9 million in the Current Quarter compared to $5.1 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest income of $1.5 million was down $0.3 million from the Prior Quarter due to fewer unsold finance receivables in the Current Quarter. The incremental interest expense on newly issued debt in the third quarter of the prior year approximated $3.2 million in the quarter.

Income Tax Expense. The effective income tax rate for the Current Quarter was 35.5% as the benefit of the deductibility of the dividends paid to the ESOP increases as the dividend rate increases. The Current Quarter’s cash dividend was $0.14 per common share compared to $0.12 in the Prior Quarter. In the Prior Quarter, the tax rate was 36.8%. For the fiscal year, the income tax rate is expected to be in a range from 35% to 35.5%.

Net Income and Earnings Per Share. Net income decreased 2.3% to $47.5 million, compared to $48.6 in the Prior Quarter as a result of the incremental interest expense. Earnings per diluted share were $0.45 in the Current Quarter compared to $0.42 in the Prior Quarter. Diluted shares outstanding in the Current Quarter were 105,783,000 compared to 116,285,000 in the Prior Quarter. The decrease is due to share repurchase activity over the past year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations in the Current Period were $59.8 million compared to $66.7 million in the Prior Period as the timing of tax payments negatively impacted the working capital change.

Net cash used in investing activities of $3.2 million in the Current Period compared to $10.2 million in the prior period relate to capital expenditures. We were completing two larger facility projects in the prior year period. We expect to use a total of approximately $23 million for capital expenditures in fiscal 2013.

Cash used in financing activities during the Current Period was $45.2 million, including stock repurchases of $34.5 million and dividends paid of $14.8 million. In the Prior Period, cash used in financing activities was $69.5 due to stock repurchases of $59.9 million and dividends of $13.8 million.

We expect funds generated by operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2013.

As of July 28, 2012, $300 million was available under our $300 million revolving credit facility. Our current credit agreement expires in December 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our Critical Accounting Policies and Estimates, as disclosed in our 2012 Annual Report on Form 10-K filed June 27, 2012

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In our Form 10-K for the year ended April 28, 2012, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since April 28, 2012 in our market risk. For further information on market risk, refer to Item 7A in our 2012 Annual Report on Form 10-K filed June 27, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 28, 2012. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 28, 2012.

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, our Company’s Board of Directors expanded an existing authorization to allow for the purchase of up to twenty five million shares of common stock. As of March 2011, approximately 20.5 million shares had been repurchased under that authorization. In March 2011, the Board of Directors cancelled the existing share repurchase program and replaced it with a new authorization to repurchase an additional twenty-five million shares of common stock. As of July 28, 2012, 10 million shares remained available for purchase under the authorization, which expires on March 15, 2016.

The following table presents activity under the stock repurchase program during the first quarter of fiscal 2013 ended July 28, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
April 29, 2012 to May 26, 2012	—	—	—	11,136,742
May 27, 2012 to June 23, 2012	—	—	—	11,136,742
June 24, 2012 to July 28, 2012	1,126,200	$34.40	1,126,200	10,010,542

	1,126,200	$34.40	1,126,200

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2012 Annual Report on Form 10-K filed June 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)
Dated: September 6, 2012

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