Form 10-Q
period 2012-10-27
PATTERSON COMPANIES, INC.
filed 2012-12-06
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 27, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State of incorporation)	(I.R.S. Employer Identification Number)

1031 Mendota Heights Road St. Paul, Minnesota	55120
(Address of principal executive offices)	(Zip Code)

(651) 686-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 29, 2012, there were 108,633,789 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995:

This Form 10-Q for the period ended October 27, 2012, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in our 2012 Annual Report on Form 10-K filed June 27, 2012 and other documents previously filed with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 27,	April 28,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$500,374	$573,781
Receivables, net	407,835	464,869
Inventory	330,953	319,952
Prepaid expenses and other current assets	37,861	44,911

Total current assets	1,277,023	1,403,513

Property and equipment, net	192,354	195,465
Long-term receivables, net	102,880	92,049
Goodwill	816,515	810,252
Identifiable intangibles, net	207,104	212,557
Other	24,364	25,532

Total assets	$2,620,240	$2,739,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,035	$207,915
Accrued payroll expense	56,897	66,386
Other accrued expenses	102,782	130,347
Current maturities of long-term debt	50,000	125,000

Total current liabilities	432,714	529,648

Long-term debt	725,000	725,000
Other	105,780	109,518

Total liabilities	1,263,494	1,364,166

Stockholders’ equity:
Common stock	1,078	1,099
Additional paid-in capital	—	—
Accumulated other comprehensive income	29,629	32,455
Retained earnings	1,440,624	1,456,233
Unearned ESOP shares	(114,585)	(114,585)

Total stockholders’ equity	1,356,746	1,375,202

Total liabilities and stockholders’ equity	$2,620,240	$2,739,368

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net sales	$867,193	$856,875	$1,756,418	$1,704,297

Cost of sales	586,594	575,892	1,190,119	1,145,038

Gross profit	280,599	280,983	566,299	559,259

Operating expenses	202,730	197,724	405,838	394,007

Operating income	77,869	83,259	160,461	165,252

Other income and (expense):
Interest income	842	897	2,341	2,726
Interest expense	(9,127)	(6,169)	(18,695)	(12,522)
Other gain (loss)	(167)	(943)	(989)	(1,554)

Income before taxes	69,417	77,044	143,118	153,902

Income taxes	23,875	28,090	50,038	56,338

Net income	$45,542	$48,954	$93,080	$97,564

Earnings per share:
Basic	$0.44	$0.43	$0.89	$0.86

Diluted	$0.44	$0.43	$0.89	$0.85

Weighted average common shares:
Basic	103,706	112,538	104,371	114,057

Diluted	104,415	113,186	105,099	114,737

Dividends declared per common share	$0.14	$0.12	$0.28	$0.24

Comprehensive Income
Net income	$45,542	$48,954	$93,080	$97,564
Foreign currency translation (loss) gain	8,519	(9,006)	(2,764)	(10,985)
Cash flow hedge	(31)	(31)	(62)	(62)

Comprehensive Income	$54,030	$39,917	$90,254	$86,517

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 27,	October 29,
	2012	2011
Operating activities:
Net income	$93,080	$97,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,719	12,121
Amortization	9,187	7,418
ESOP compensation	11,400	367
Stock-based compensation	7,456	6,301
Excess tax benefits from stock-based compensation	(656)	(544)
Bad debt expense	1,412	1,760
Change in assets and liabilities, net of acquired	(1,398)	(5,903)

Net cash provided by operating activities	133,200	119,084

Investing activities:
Additions to property and equipment, net	(8,765)	(22,379)
Acquisitions and equity investments, net	(10,591)	(8,726)

Net cash used in investing activities	(19,356)	(31,105)

Financing activities:
Dividends paid	(29,346)	(27,213)
Repurchases of common stock	(85,174)	(218,858)
Draw on revolver	—	20,000
ESOP activity	(1,010)	(871)
Common stock issued, net	5,621	6,667
Retirement of long-term debt	(75,000)	—
Excess tax benefits from share-based compensation	656	544

Net cash used in financing activities	(184,253)	(219,731)

Effect of exchange rate changes on cash	(2,998)	(6,845)

Net increase (decrease) in cash and cash equivalents	(73,407)	(138,597)

Cash and cash equivalents at beginning of period	573,781	388,665

Cash and cash equivalents at end of period	$500,374	$250,068

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

October 27, 2012

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of our Company as of October 27, 2012, and our results of operations and cash flows for the periods ended October 27, 2012 and October 29, 2011. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 27, 2012 and October 29, 2011, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2012 Annual Report on Form 10-K filed on June 27, 2012.

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

Fiscal Year End

The fiscal year end of our Company is the last Saturday in April. The second quarter of fiscal years 2013 and 2012 represents the 13 weeks ended October 27, 2012 and October 29, 2011, respectively. Fiscal years 2013 and 2012 each include 52 weeks of operations.

Revenue Recognition

Revenues are generated from the sale of consumable products, equipment, software products and services, technical service parts and labor, freight and delivery charges, and other sources. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and there is reasonable assurance of collection of the sale. Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items. In addition to revenues generated from the distribution of consumable products under conventional arrangements (buy/sell agreements) where the full market value of the product is recorded as revenue, the veterinary segment may earn a small commission income for services provided under agency agreements with certain pharmaceutical manufacturers. The services generally consist of detailing the product and taking the customer’s order. The agency agreement contrasts to a buy/sell agreement in that the veterinary segment does not purchase and handle the product or bill and collect from the customer in an agency relationship with a vendor.

Consumable product sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point. Commissions under agency agreements are recorded when the services are provided.

Equipment and software product revenues are recognized upon delivery and, if necessary, installation. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Patterson provides financing for select equipment and software sales. Revenue is recorded at the present value of the finance contract, with discount, if any, and interest income recognized over the life of the finance contract as interest income. See also Note 5 to the Consolidated Financial Statements, “Customer Financing.”

Other revenue, including freight and delivery charges and technical service parts and labor, is recognized when the related product revenue is recognized or when the product or services are provided to the customer.

The receivables that result from the recognition of revenue are reported net of the related allowances discussed above. Patterson maintains a valuation allowance based upon the expected collectability of receivables held. Estimates are used to determine the valuation allowance and are based on several factors, including historical collection data, economic trends and credit worthiness of customers. Receivables are written off when we determine the amounts to be uncollectible, typically upon customer bankruptcy or non-response to continuous collection efforts. The portions of receivable amounts that are not expected to be collected during the next twelve months are classified as long-term.

Patterson has a relatively large disperse customer base and no single customer accounts for more than 1% of consolidated net sales. In addition, the equipment sold to customers under finance contracts generally serves as collateral for the contract and the customer provides a personal guarantee as well.

The Revenue Recognition policy note has been updated with added clarifications, but there have been no material changes in our Critical Accounting Policies and Estimates, as disclosed in our 2012 Annual Report on Form 10-K filed June 27, 2012.

Comprehensive Income

Other than net income, the only significant items included in comprehensive income are foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Denominator:
Denominator for diluted earnings per share— average shares	103,706	112,538	104,371	114,057
Effect of dilutive securities—stock options, restricted stock, ESOP and stock purchase plans	709	648	728	680

Denominator for diluted earnings per share— adjusted weighted average shares	104,415	113,186	105,099	114,737

Options to purchase 421 shares of common stock during both the three and six months ended October 27, 2012, and 655 and 570 shares during the three and six months ended October 29, 2011, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock awards excluded from the calculation of diluted earnings per share during the three and six months ended October 27, 2012, and 240 and 239 shares during the three and six months ended October 29, 2011, respectively, were excluded because the effect would have been anti-dilutive.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under ASU 2011-08, entities testing goodwill for impairment now have the option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-08 at the beginning of fiscal 2013. This adoption did not have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For Patterson, this ASU is effective beginning April 28, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated results of operations or financial condition.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 28, 2012 and October 27, 2012 are as follows:

	Balance at April 28, 2012	Acquisition Activity	Translation And Other Activity	Balance at October 27, 2012
Dental Supply	$132,677	$5,190	$254	$138,121
Rehabilitation Supply	543,131	—	1,621	544,752
Veterinary Supply	134,444	—	(802)	133,642

Total	$810,252	$5,190	$1,073	$816,515

The increase in the acquisition activity primarily reflects the purchase price allocations of the dental business. The purchase price allocations are preliminary and are subject to adjustment for changes in the preliminary assumptions pending additional information.

Balances of other intangible assets excluding goodwill are as follows:

	October 27,	April 28,
	2012	2012
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464

Amortized:
Distribution agreement, customer lists and other	235,108	231,739
Less: Accumulated amortization	(104,468)	(95,646)

Net amortized other intangible assets	130,640	136,093

Total identifiable intangible assets, net	$207,104	$212,557

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 27, 2012, PDC Funding had purchased two interest rate caps from a bank with combined notional amounts of $339,461 and maturity dates of September 2018. Patterson Companies, Inc. sold two identical interest rate caps to the same bank.

Similar to the above agreements, PDC Funding II, and Patterson Companies, Inc. entered into offsetting and identical interest rate cap agreements with a notional amount of $75,000 in fiscal 2012. In August 2012, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. The notional amount has remained the same and the new maturity date is June 2020.

In addition to the identical purchased and sold interest rate cap agreements described above, in May 2012 we entered into an interest rate swap agreement with a bank to economically hedge the interest rate risk associated with our finance contracts.

Our interest rate contracts do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs.

The following table presents the fair value of our interest rate contracts on the consolidated balance sheets:

Derivative type	Classification	October 27, 2012	April 28, 2012	October 29, 2011
Assets:
Interest rate contracts	Other noncurrent assets	$202	$245	$1,067

Liabilities:
Interest rate contracts	Other noncurrent liabilities	$247	$245	$1,074

The following table presents the effect of interest rate contracts on the consolidated statements of income:

		Three Months Ended		Six Months Ended
Derivative type	Location of gain (loss) recognized on derivative	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Interest rate contracts	Other income (expense), net	$17	—	$76	$2

NOTE 4 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of October 27, 2012 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$248,488	$248,488	$—	$—
Derivative instruments	202	—	202	—

Total assets	$248,690	$248,488	$202	$—

Liabilities:
Derivative instruments	$247	$—	$247	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 28, 2012 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$321,932	$321,932	$—	$—
Derivative instruments	245	—	245	—

Total assets	$322,177	$321,932	$245	$—

Liabilities:
Derivative instruments	$245	$—	$245	$—

Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents, including government securities and money market funds, is recorded at fair value and maturities are less than three months.

Derivative instruments – Patterson’s derivative instruments consist of interest rate contracts. These instruments are valued using inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a consolidated basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended October 27, 2012 or October 29, 2011.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 27, 2012 and October 29, 2011.

NOTE 5 CUSTOMER FINANCING

As a convenience to our customers, we offer several different financing alternatives including both our Company sponsored program and a third party program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under our sponsored program, equipment purchases by customers with strong credit are financed to a maximum of $400 for any one customer. We generally sell the customers’ financing contracts to outside financial institutions in the normal course of our business. Patterson currently has two arrangements under which we sell these contracts.

In fiscal 2012 and 2011, Patterson operated under an agreement to sell our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit.

We transfer financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduits. The SPE does not issue any debt. While there is no recourse to Patterson by the commercial paper conduits on the sale of contracts, we only receive approximately 83% of the principal amount of the contracts upon the sale. The remaining 17% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The deferred purchase price receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. As of October 27, 2012, the maximum outstanding capacity of this arrangement with the conduits at any one time is $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive a portion of the principal amounts of the contracts upon sale with the remaining portion of the proceeds held by the bank as security against the eventual performance of the portfolio. The holdback receivable from the banks is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement at October 27, 2012 was $75,000.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, “Transfers and Servicing.” During the three and six months ended October 27, 2012, we sold approximately $48,016 and $43,077, respectively, and during the three and six months ended October 29, 2011, we sold approximately $63,148 and $135,830, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with the covenants at October 27, 2012.

Included in current receivables in the consolidated balance sheets are approximately $38,845, net of unearned income of $4,449, and $81,822, net of unearned income of $7,396, as of October 27, 2012 and April 28, 2012, respectively, of finance contracts not yet sold by Patterson. A total of $490,292 of finance contracts receivable sold under the agreements were outstanding at October 27, 2012. The residual receivable under the arrangements was approximately $88,511 and $78,923 million as of October 27, 2012 and April 28, 2012, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

We evaluate segment performance based on operating income. The corporate office general and administrative expenses are included in the dental supply segment and consist of home office support costs in areas such as informational technology, finance, human resources and facilities. If these corporate expenses were allocated to the segments, the results would not be materially different as the dental segment would absorb a significant portion of these expenses. The costs to operate the distribution centers are allocated to the operating units based on the through-put of each unit.

The following table presents information about Patterson’s reportable segments:

	Three Months Ended		Six Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net sales
Dental supply	$549,149	$550,605	$1,116,541	$1,083,972
Rehabilitation supply	133,669	133,570	264,412	268,022
Veterinary supply	184,375	172,700	375,465	352,303

Consolidated net sales	$867,193	$856,875	$1,756,418	$1,704,297

Operating income
Dental supply	$50,750	$56,408	$106,621	$109,869
Rehabilitation supply	17,900	18,807	34,402	36,577
Veterinary supply	9,219	8,044	19,438	18,806

Consolidated operating income	$77,869	$83,259	$160,461	$165,252

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended		Six Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net sales
Consumable and printed products	$586,757	$569,972	$1,174,315	$1,144,934
Equipment and software	206,920	214,025	433,962	413,676
Other	73,516	72,878	148,141	145,687

Total	$867,193	$856,875	$1,756,418	$1,704,297

NOTE 7 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, our Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then-outstanding preferred stock, which was subsequently converted to common stock. The contribution from the ESOP to employees is determined annually by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. The shares under the 1990 note were grandfathered from the accounting provisions of ASC Topic 718-40, “Employer Stock Ownership Plans” (“ASC 718-40”) and, therefore, the provisions of the former SOP 76-3 applied throughout fiscal 2011. The remaining unallocated shares in the ESOP were acquired in fiscal years 2002 and 2006 and these shares are accounted for under ASC 718-40. Accordingly, these shares are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. When the shares are committed for release and allocated to the participants, our expense is determined based on the current fair value. As of October 27, 2012, a total of 3,589,345 of unallocated shares were held by the ESOP.

The ESOP expense recognized during the three months ended October 27, 2012 and October 29, 2011 was $5,700 and $6,450, respectively. The ESOP expense recognized during the six months ended October 27, 2012 and October 29, 2011 was $11,400 and $12,150, respectively. In fiscal year 2011 and prior years, substantially all contributions to participants were made using an allocation of shares under the 1990 note, with expense recognized based on the original cost of acquiring the shares. Beginning in fiscal year 2012, contributions to participants were recognized based on the fair value of the shares released and allocated to participants.

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

On September 25, 2012, we repaid our $75,000 term loan. This loan was originally scheduled to mature on March 20, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our second quarter, fiscal 2013 financial information is summarized in this Management’s Discussion and Analysis, and the Consolidated Financial Statements and related Notes. The following background is essential to fully understanding our Company’s financial information.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6%	67.2%	67.8%	67.2%

Gross margin	32.4%	32.8%	32.2%	32.8%
Operating expenses	23.4%	23.1%	23.1%	23.1%

Operating income	9.0%	9.7%	9.1%	9.7%
Other expense, net	(1.0%)	(0.7%)	(1.0%)	(0.7%)

Income before taxes	8.0%	9.0%	8.1%	9.0%

Net income	5.3%	5.7%	5.3%	5.7%

QUARTER ENDED OCTOBER 27, 2012 COMPARED TO QUARTER ENDED OCTOBER 29, 2011.

Net Sales. Consolidated net sales for the three months ended October 27, 2012 (“Current Quarter”) were $867.2 million, a 1.2% increase from $856.9 million for the three months ended October 29, 2011 (“Prior Quarter”). Acquisitions contributed 0.5% to Current Quarter sales growth, and the impact of foreign exchange rate changes on net sales was minimal.

Sales of the Dental segment were $549.1 million, substantially unchanged from the Prior Quarter. Sales of consumables and printed office products grew approximately 1.0% as we believe demand for routine dental work is continuing on a consistent basis, although it appears certain discretionary procedures continued to be deferred. Sales of dental equipment and software declined 3.2% to $169.3, mainly due to softness in basic equipment which was partially offset by mid-single digit sales growth of technology products. Sales of other services and products in the Dental segment rose 1.6% in the Current Quarter.

Veterinary segment sales rose 6.8% to $184.4 million despite the change in a nutritional distribution arrangement that reduced sales by 6.6%. The segment previously sold a brand of nutrition under a regional buy-sell arrangement; however this was changed to a national agency commission agreement late in the fourth quarter of the preceding fiscal year. This change will affect the comparability of the segment’s sales growth for the remainder of the fiscal year. Somewhat offsetting this negative impact was 0.9% of growth due to an acquisition in the second quarter of the prior year. Equipment and software sales in the Veterinary segment experienced a decline of 3.3% from the year-earlier period to $7.2 million, mainly due to softness in the equipment market. We plan to continue investing in Webster’s relatively new equipment and service business, since it further strengthens the segment’s full-service platform.

Rehabilitation segment sales were consistent with prior year at $134 million. Unfavorable changes in foreign currency translation rates slightly decreased sales in the current quarter and the acquisition of Surgical Synergies Pty Ltd increased segment sales by 1.1%. Sales of consumables increased 1.9% and equipment sales were down 4.0%. We believe that regulatory uncertainty as it relates to domestic dealers and the overall economy as well as continued austerity efforts in the United Kingdom are adversely affecting this segment.

Gross Margins. Consolidated gross margin decreased 40 basis points in the Current Quarter to 32.4%. Our Dental and Rehabilitation segments gross margins declined by 40 and 70 basis points, respectively, while Veterinary’s gross margin increased by 60 basis points.

The decreased gross margin in the Dental segment was attributable to the mix of CEREC revenue largely being trade-ups to AC, or bluecam, acquisition units from redcam units as compared to the prior year. Trade-up activity produces lower gross margins than sales of new CEREC units. International channel pressures and sales mix, caused the decline in the Rehabilitation segment gross margin. The improved gross margin of the Veterinary segment is due primarily to favorable consumable growth as well as from the nutrition arrangement changing from buy-sell to an agency commission, which significantly decreased delivery expenses.

Operating Expenses. The consolidated operating expense ratio increased 30 basis points from the Prior Quarter to 23.4%. The Dental segment’s operating expense ratio increased 60 basis points. The operating expense ratio of the Veterinary segment increased 30 basis points mainly due to closing the former American Veterinary Supply Corp. facility. The Rehabilitation segment’s operating expenses as a percent of sales remained consistent in the Current Quarter. The softness in sales growth is the primary cause for the increase in the operating expense ratio as the rate of growth of the fixed and semi-variable costs out-paced the sales growth in the period.

Operating Income. Current Quarter operating income was $77.9 million, or 9% of net sales. In the Prior Quarter, operating income was $83.3 million, or 9.7% of net sales. The decrease is due primarily to the decrease in gross margin in the quarter as discussed above coupled with the loss of operating leverage.

Other (Expense) Income, Net. Net other expense was $8.5 million in the Current Quarter compared to $6.2 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest income of $0.8 million was down $0.1 million from the Prior Quarter due to fewer unsold finance receivables in the Current Quarter. The incremental interest expense on newly issued debt in the third quarter of the prior year approximated $3.0 million in the quarter.

Income Tax Expense. The effective income tax rate for the Current Quarter was 34.4% as the benefit of the deductibility of the dividends paid to the ESOP increases as the dividend rate increases. The Current Quarter’s cash dividend was $0.14 per common share compared to $0.12 in the Prior Quarter. In the Prior Quarter, the tax rate was 36.5%. For the fiscal year, the income tax rate is expected to be in a range from 34% to 34.5% as the Company realizes the special benefit of deductions for its domestic manufacturing operations under provisions currently in the tax code.

Net Income and Earnings Per Share. Net income decreased 7% to $45.5 million, compared to $49.0 in the Prior Quarter. Earnings per diluted share were $0.44 in the Current Quarter compared to $0.43 in the Prior Quarter. Diluted shares outstanding in the Current Quarter were 104,415,000 compared to 113,186,000 in the Prior Quarter. The decrease in the share count is due to share repurchase activity over the past year.

SIX MONTHS ENDED OCTOBER 27, 2012 COMPARED TO SIX MONTHS ENDED OCTOBER 29, 2011.

Net Sales. Consolidated net sales increased 3.1% for the six months ended October 27, 2012 (“Current Period”) and totaled $1,756.4 million compared to $1,704.3 million for the six months ended October 29, 2011 (“Prior Period”). Sales included a contribution from acquisitions of 0.7% and a negative impact from foreign currency translation rates of 0.3%.

Dental segment sales of $1,116.5 million were 3.0% higher than the $1,084.0 million in the Prior Period. Currency translation rates and acquisitions had a minimal effect on Current Period sales. Consumable sales increased 0.7% and continue to be affected by a sluggish economy.

Dental equipment and software sales grew 7.5% compared to the Prior Period mainly due to strong CEREC sales and trade-up programs, partially offset by a decline in sales of basic dental equipment in the first half of the year. Sales of other services and products in the Dental segment rose 2.2% in the Current Period.

Sales of the Veterinary segment rose 6.6% to $375.5 million in the Current Period despite the change in a nutritional distribution arrangement that reduced sales by 6.5%. The sales growth in the period also includes a 1.7% contribution related to the AVSC acquisition.

In the Current Period, Rehabilitation segment sales of $264.4 million were 1.3% lower than the $268.0 million of sales in the Prior Period. The impact of acquisitions contributed 1.5% to sales growth while currency translation rates negatively impacted sales in the Current Period sales by 1.0%.

Gross Margins. Consolidated gross margin decreased 60 basis points from the Prior Period to 32.2% in the Current Period. Dental gross margin decreased 60 basis points due mostly to product mix. Gross margin for the Veterinary segment increased 10 basis points due primarily to the change in the nutritional distribution arrangement. Rehabilitation segment gross margin decreased 30 basis points.

Operating Expenses. The consolidated operating expense ratio remained consistent with the Prior Period at 23.1%. The Dental segment’s operating expense ratio improved 20 basis points due better leveraging our fixed and semi-variable costs. The Rehabilitation operating expenses as a percent of sales was 20 basis points higher in the Current Period, due to the integration and rationalization expense in the Australian operations of the Surgical Synergies acquisition. The Veterinary segment’s operating expense ratio increased 10 basis points, mainly due to the reduced revenue from the nutritional agreement change.

Operating Income. Current Period operating income totaled $160.5 million, or 9.0% of sales, compared to Prior Period operating income of $165.3 million, or 9.7% of net sales as the mix of Dental segment sales has included a higher proportion of CEREC trade-ups through the first half of the year.

Other (Expense) Income, Net. Net other expense was $17.3 million in the Current Period, $6.0 million higher than $11.3 million in the Prior Period. The increase in the net expense is due primarily to $6.2 million of incremental interest expense on newly issued debt in the third quarter of the prior year.

Income Taxes. The effective income tax rate for the Current Period was 35.0% compared to 36.6% in the Prior Period. The tax rate was favorably affected by the portion of our cash dividends paid on allocated shares owned by the Employee Stock Ownership Plan. The Current Period’s cash dividend was $0.28 per common share compared to $0.24 in the Prior Quarter.

Net Income and Earnings Per Share. Net income decreased 4.6% to $93.1 million, compared to $97.6 in the Prior Period. Earnings per diluted share were $0.89 in the Current Period compared to $0.85 in the Prior Period. Diluted shares outstanding in the Current Period were 105,099,000 compared to 114,737,000 in the Prior Quarter. The decrease in the share count is due to share repurchase activity.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations in the six-months ended October 27, 2012 (“Current Period”) were $133.2 million compared to $119.1 million in the six-months ended October 29, 2011, (“Prior Period”) as a result of our decision to fund the prior-year contribution to our ESOP plan by purchasing Patterson shares in the open market in the prior year’s second quarter. This was offset by the timing of our estimated tax payments in the current year.

Net cash used in investing activities of $19.4 million in the Current Period compared to $31.1 million in the prior period. We were completing two larger facility projects in the prior year period. In the current period we expended $10.6 million for acquisitions. We expect to use a total of approximately $25 million for capital expenditures in fiscal 2013.

Cash used in financing activities during the Current Period was $184.3 million, including stock repurchases of $85.2 million, $75 million for the repayment of our term loan and dividends payments of $29.3 million. In the Prior Period, cash used in financing activities was for stock repurchases of $218.9 million and cash dividends of $27.2 million.

We expect funds generated by operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2013.

As of October 27, 2012, $300 million was available under our $300 million revolving credit facility. Our current credit agreement expires in December 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

Revenues are generated from the sale of consumable products, equipment, software products and services, technical service parts and labor, freight and delivery charges, and other sources. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and there is reasonable assurance of collection of the sale. Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items. In addition to revenues generated from the distribution of consumable products under conventional arrangements (buy/sell agreements) where the full market value of the product is recorded as revenue, the veterinary segment may earn a small commission income for services provided under agency agreements with certain pharmaceutical manufacturers. The services generally consist of detailing the product and taking the customer’s order. The agency agreement contrasts to a buy/sell agreement in that the veterinary segment does not purchase and handle the product or bill and collect from the customer in an agency relationship with a vendor.

Consumable product sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point. Commissions under agency agreements are recorded when the services are provided.

Equipment and software product revenues are recognized upon delivery and, if necessary, installation. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Patterson provides financing for select equipment and software sales. Revenue is recorded at the present value of the finance contract, with discount, if any, and interest income recognized over the life of the finance contract as interest income. See also Note 5 to the Consolidated Financial Statements, “Customer Financing.”

Other revenue, including freight and delivery charges and technical service parts and labor, is recognized when the related product revenue is recognized or when the product or services are provided to the customer.

The receivables that result from the recognition of revenue are reported net of the related allowances discussed above. Patterson maintains a valuation allowance based upon the expected collectability of receivables held. Estimates are used to determine the valuation allowance and are based on several factors, including historical collection data, economic trends and credit worthiness of customers. Receivables are written off when we determine the amounts to be uncollectible, typically upon customer bankruptcy or non-response to continuous collection efforts. The portions of receivable amounts that are not expected to be collected during the next twelve months are classified as non-current.

Patterson has a relatively large disperse customer base and no single customer accounts for more than 1% of consolidated net sales. In addition, the equipment sold to customers under finance contracts generally serves as collateral for the contract and the customer provides a personal guarantee as well.

The Revenue Recognition policy note has been updated with added clarifications, but there have been no material changes in our Critical Accounting Policies and Estimates, as disclosed in our 2012 Annual Report on Form 10-K filed June 27, 2012

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

Under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 27, 2012. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 27, 2012.

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, our Company’s Board of Directors expanded an existing authorization to allow for the purchase of up to twenty five million shares of common stock. As of March 2011, approximately 20.5 million shares had been repurchased under that authorization. In March 2011, the Board of Directors cancelled the existing share repurchase program and replaced it with a new authorization to repurchase an additional twenty-five million shares of common stock. As of October 27, 2012, 8.4 million shares remained available for purchase under the authorization, which expires on March 15, 2016.

The following table presents activity under the stock repurchase program during the second quarter of fiscal 2013 ended October 27, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
July 29, 2012 to August 25, 2012	600,198	$35.02	600,198	9,410,344
August 26, 2012 to September 22, 2012	24,000	$34.19	24,000	9,386,344
September 23, 2012 to October 27, 2012	974,765	$34.29	974,765	8,411,579

	1,598,963	$34.64	1,598,963

ITEM 5.	OTHER INFORMATION

(b) On September 11, 2012, our Board of Directors amended and restated our bylaws, effective immediately. The changes to the procedures by which security holders may recommend nominees to our Board of Directors were as follows:

A shareholder of record submitting a written request that a person be placed in nomination must now supply such request, along with the written consent of such candidate to serve as director, not less than 90 days prior to the anniversary date of the immediately preceding regular meeting of shareholders; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, notice by the shareholder to be timely must be so received not later than the earlier of the close of business on the 90th day prior to such annual meeting or the tenth day following the date on which public announcement of the date of such annual meeting was made.

Previously such notice was required 60 days prior to the date fixed for the meeting and there was no specificity regarding the effect on the notice deadline of a change in the meeting date.

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

Dated: December 6, 2012

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