Form 10-Q
period 2013-01-26
PATTERSON COMPANIES, INC.
filed 2013-03-07
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 26, 2013.

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

As of March 1, 2013, there were 106,216,544 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995:

This Form 10-Q for the period ended January 26, 2013, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in our 2012 Annual Report on Form 10-K filed June 27, 2012 and other documents previously filed with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 26, 2013	April 28, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$472,449	$573,781
Receivables, net	421,506	464,869
Inventory	352,646	319,952
Prepaid expenses and other current assets	41,527	44,911

Total current assets	1,288,128	1,403,513
Property and equipment, net	191,385	195,465
Long-term receivables, net	111,579	92,049
Goodwill	818,784	810,252
Identifiable intangibles, net	203,653	212,557
Other	23,961	25,532

Total assets	$2,637,490	$2,739,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,870	$207,915
Accrued payroll expense	75,469	66,386
Other accrued expenses	110,688	130,347
Current maturities of long-term debt	50,000	125,000

Total current liabilities	457,027	529,648
Long-term debt	725,000	725,000
Other	104,730	109,518

Total liabilities	1,286,757	1,364,166
Stockholders’ equity:
Common stock	1,065	1,099
Additional paid-in capital	—	—
Accumulated other comprehensive income	26,853	32,455
Retained earnings	1,437,400	1,456,233
Unearned ESOP shares	(114,585)	(114,585)

Total stockholders’ equity	1,350,733	1,375,202

Total liabilities and stockholders’ equity	$2,637,490	$2,739,368

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
Net sales	$915,861	$895,030	$2,672,279	$2,599,327
Cost of sales	615,568	605,496	1,805,687	1,750,534

Gross profit	300,293	289,534	866,592	848,793
Operating expenses	210,755	199,628	616,593	593,635

Operating income	89,538	89,906	249,999	255,158
Other income and (expense):
Interest income	1,151	1,052	3,492	3,778
Interest expense	(9,113)	(8,358)	(27,808)	(20,880)
Other gain (loss)	224	(737)	(765)	(2,291)

Income before taxes	81,800	81,863	224,918	235,765
Income taxes	28,170	28,755	78,208	85,093

Net income	$53,630	$53,108	$146,710	$150,672

Earnings per share:
Basic	$0.53	$0.50	$1.42	$1.35

Diluted	$0.52	$0.50	$1.41	$1.34

Weighted average common shares:
Basic	102,130	106,504	103,624	111,539

Diluted	102,896	107,206	104,374	112,226

Dividends declared per common share	$0.14	$0.12	$0.42	$0.36

Other Comprehensive Income
Net income	$53,630	$53,108	$146,710	$150,672
Foreign currency translation loss	(2,745)	(5,630)	(5,509)	(16,615)
Cash flow hedge loss	(31)	(31)	(93)	(93)

Comprehensive Income	$50,854	$47,447	$141,108	$133,964

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 26,	January 28,
	2013	2012
Operating activities:
Net income	$146,710	$150,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,137	18,442
Amortization	14,170	11,990
ESOP compensation	17,100	544
Stock-based compensation	10,985	9,428
Excess tax benefits from stock-based compensation	(849)	(608)
Bad debt expense	492	2,216
Change in assets and liabilities, net of acquired	(28,409)	35,978

Net cash provided by operating activities	179,336	228,662
Investing activities:
Additions to property and equipment, net	(14,259)	(25,051)
Acquisitions and equity investments, net	(14,650)	(14,193)

Net cash used in investing activities	(28,909)	(39,244)
Financing activities:
Dividends paid	(43,745)	(39,800)
Repurchases of common stock	(140,468)	(323,519)
Proceeds from issuance of long-term debt	—	325,000
ESOP activity	(1,514)	(1,307)
Debt issuance costs	—	(1,862)
Common stock issued, net	9,875	10,496
Retirement of long-term debt	(75,000)	—
Excess tax benefits from share-based compensation	849	608

Net cash used in financing activities	(250,003)	(30,384)
Effect of exchange rate changes on cash	(1,756)	(9,607)

Net increase (decrease) in cash and cash equivalents	(101,332)	149,427
Cash and cash equivalents at beginning of period	573,781	388,665

Cash and cash equivalents at end of period	$472,449	$538,092

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

January 26, 2013

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of our Company as of January 26, 2013, and our results of operations and cash flows for the periods ended January 26, 2013 and January 28, 2012. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 26, 2013 and January 28, 2012, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2012 Annual Report on Form 10-K filed on June 27, 2012.

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

Fiscal Year End

The fiscal year end of our Company is the last Saturday in April. The third quarter of fiscal years 2013 and 2012 represents the 13 weeks ended January 26, 2013 and January 28, 2012, respectively. Fiscal years 2013 and 2012 each include 52 weeks of operations.

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

Patterson has a relatively large, dispersed customer base and no single customer accounts for more than 1% of consolidated net sales. In addition, the equipment sold to customers under finance contracts generally serves as collateral for the contract and the customer provides a personal guarantee as well.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Denominator:
Denominator for diluted earnings per share— average shares	102,130	106,504	103,624	111,539
Effect of dilutive securities—stock options, restricted stock, ESOP and stock purchase plans	766	702	750	687

Denominator for diluted earnings per share— adjusted weighted average shares	102,896	107,206	104,374	112,226

Options to purchase 420 shares and 421 shares of common stock during both the three and nine months ended January 26, 2013, and 549 and 563 shares during the three and nine months ended January 28, 2012, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock awards excluded from the calculation of diluted earnings per share during the three and nine months ended January 26, 2013, and 80 and 186 shares during the three and nine months ended January 28, 2012, respectively, were excluded because the effect would have been anti-dilutive.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For Patterson, this ASU is effective beginning April 28, 2013. The adoption of this standard is not expected to have a material impact on Patterson’s consolidated results of operations or financial condition.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. For Patterson, this ASU was effective beginning January 27, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption will not have a material impact on our consolidated results of operations or financial condition.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 28, 2012 and January 26, 2013 are as follows:

	Balance at April 28, 2012	Acquisition Activity	Translation And Other Activity	Balance at January 26, 2013
Dental Supply	$132,677	$5,190	$140	$138,007
Rehabilitation Supply	543,131	—	1,867	544,998
Veterinary Supply	134,444	1,980	(645)	135,779

Total	$810,252	$7,170	$1,362	$818,784

The increase in the acquisition activity column primarily reflects the purchase price allocations of acquisitions in the dental & veterinary businesses. The purchase price allocations are preliminary and are subject to adjustment for changes in the preliminary assumptions pending additional information.

Balances of other intangible assets excluding goodwill are as follows:

	January 26, 2013	April 28, 2012
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464
Amortized:
Distribution agreement, customer lists and other	236,409	231,739
Less: Accumulated amortization	(109,220)	(95,646)

Net amortized other intangible assets	127,189	136,093

Total identifiable intangible assets, net	$203,653	$212,557

NOTE 3 DERIVATIVE FINANCIAL INSTRUMENTS

Patterson is a party to certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On November 30, 2012, this agreement was amended on terms consistent with the expiring agreement. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 26, 2013, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of December 2019. Patterson Companies, Inc. sold an identical interest rate cap to the same bank.

Similar to the above agreements, PDC Funding II, and Patterson Companies, Inc. entered into offsetting and identical interest rate cap agreements with a notional amount of $75,000 in fiscal 2012. In August 2012, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. The notional amount has remained the same and the new maturity date is July 2020.

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

The following table presents the fair value of our interest rate contracts on the consolidated balance sheets:

Derivative type	Classification	January 26, 2013	April 28, 2012	January 28, 2012
Assets:
Interest rate contracts	Other noncurrent assets	$138	$245	$338
Liabilities:
Interest rate contracts	Other noncurrent liabilities	$165	$245	$338

The following table presents the effect of interest rate contracts on the consolidated statements of income:

		Three Months Ended		Nine Months Ended
Derivative type	Location of gain (loss) recognized on derivative	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Interest rate contracts	Other income (expense), net	($4)	$0	$72	$2

NOTE 4 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1	—	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2	—	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of January 26, 2013 is as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$283,244	$283,244	$—	$—
Derivative instruments	138	—	138	—

Total assets	$283,382	$283,244	$138	$—

Liabilities:
Derivative instruments	$165	$—	$165	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 28, 2012 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$321,932	$321,932	$—	$—
Derivative instruments	245	—	245	—

Total assets	$322,177	$321,932	$245	$—

Liabilities:
Derivative instruments	$245	$—	$245	$—

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

Certain assets are measured at fair value on a consolidated basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended January 26, 2013 or January 28, 2012.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 26, 2013 and January 28, 2012.

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

In fiscal 2013 and 2012, Patterson operated under an agreement to sell our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit.

We transfer financing contracts to the SPE and in turn, the SPE sells the contracts to the commercial paper conduits. The SPE does not issue any debt. While there is no recourse to Patterson by the commercial paper conduits on the sale of contracts, we only receive approximately 78% of the principal amount of the contracts upon the sale. The remaining 22% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The deferred purchase price receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. As of January 26, 2013, the maximum outstanding capacity of this arrangement with the conduits at any one time is $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive approximately 82% of the principal amounts of the contracts upon sale. The remaining

18% of the proceeds are held by the conduit as security against the eventual performance of the portfolio. The deferred purchase price receivable from the conduit is recorded as a non-current asset, which is carried at its estimated fair market value. The capacity under the agreement at January 26, 2013 was $75,000.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During the three and nine months ended January 26, 2013, we sold approximately $62,700 and $205,777, respectively, and during the three and nine months ended January 28, 2012, we sold approximately $77,195 and $213,025, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with the covenants at January 26, 2013.

Included in current receivables in the consolidated balance sheets are approximately $73,908, net of unearned income of $3,737, and $81,822, net of unearned income of $7,396, as of January 26, 2013 and April 28, 2012, respectively, of finance contracts not yet sold by Patterson. A total of $485,345 of finance contracts receivable sold under the agreements was outstanding at January 26, 2013. The deferred purchase price under the arrangements was approximately $98,348 and $78,923 as of January 26, 2013 and April 28, 2012, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

The following table presents information about Patterson’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
Net sales
Dental supply	$626,494	$605,041	$1,743,035	$1,689,013
Veterinary supply	175,408	174,643	550,873	526,946
Rehabilitation supply	113,959	115,346	378,371	383,368

Consolidated net sales	$915,861	$895,030	$2,672,279	$2,599,327

Operating income
Dental supply	$66,049	$67,064	$172,670	$176,933
Veterinary supply	9,942	7,983	29,380	26,789
Rehabilitation supply	13,547	14,859	47,949	51,436

Consolidated operating income	$89,538	$89,906	$249,999	$255,158

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
Net sales
Consumable and printed products	$551,150	$550,888	$1,725,465	$1,695,822
Equipment and software	292,725	273,573	726,687	687,249
Other	71,986	70,569	220,127	216,256

Total	$915,861	$895,030	$2,672,279	$2,599,327

NOTE 7 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, our Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then-outstanding preferred stock, which was subsequently converted to common stock. The contribution from the ESOP to employees is determined annually by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. The shares under the 1990 note were grandfathered from the accounting provisions of ASC Topic 718-40, Employer Stock Ownership Plan and, therefore, the provisions of the former Accounting Practices for Certain Employee Stock Ownership Plans (“SOP 76-3”), applied throughout fiscal 2011. The remaining unallocated shares in the ESOP were acquired in fiscal years 2002 and 2006 and these shares are accounted for under ASC 718-40. Accordingly, these shares are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. When the shares are committed for release and allocated to the participants, our expense is determined based on the current fair value. As of January 26, 2013, a total of 3,589,345 of unallocated shares were held by the ESOP.

The ESOP expense recognized during the three months ended January 26, 2013 and January 28, 2012 was $5,700 and $6,100, respectively. The ESOP expense recognized during the nine months ended January 26, 2013 and January 28, 2012 was $17,100 and $18,250, respectively. In fiscal year 2011 and prior years, substantially all contributions to participants were made using an allocation of shares under the 1990 note, with expense recognized based on the original cost of acquiring the shares. Beginning in fiscal year 2012, contributions to participants were recognized based on the fair value of the shares released and allocated to participants.

NOTE 8 DEBT ISSUANCE

On December 8, 2011, we entered into a note purchase agreement (“Note Purchase Agreement”) among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Patterson Veterinary Supply, Inc., and Patterson Management, LP, formerly Webster Veterinary Supply and Webster Management, respectively, as borrowers, and various private lenders.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our third quarter, fiscal 2013 financial information is summarized in this Management’s Discussion and Analysis, and the Consolidated Financial Statements and related Notes. The following background is essential to fully understanding our Company’s financial information.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Nine Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2%	67.7%	67.6%	67.3%

Gross margin	32.8%	32.3%	32.4%	32.7%
Operating expenses	23.0%	22.3%	23.1%	22.9%

Operating income	9.8%	10.0%	9.3%	9.8%
Other expense, net	(0.9%)	(0.9%)	(0.9%)	(0.7%)

Income before taxes	8.9%	9.1%	8.4%	9.1%

Net income	5.9%	5.9%	5.5%	5.8%

QUARTER ENDED JANUARY 26, 2013 COMPARED TO QUARTER ENDED JANUARY 28, 2012.

Net Sales. Consolidated net sales for the three months ended January 26, 2013 (“Current Quarter”) were $915.9 million, a 2.3% increase from $895.0 million for the three months ended January 28, 2012 (“Prior Quarter”). Acquisitions contributed 0.4% to Current Quarter sales growth, and foreign exchange rate changes on net sales had a favorable 0.3% impact in the period. All Patterson segments were affected by two fewer selling days in the current period, due to the fiscal calendar and the timing of holidays. We estimate the impact on the consumable growth was approximately 2% from the reduced number of selling days.

Sales of the Dental segment were $626.5 million, a 3.5% increase from $605.0 from the Prior Quarter. Sales of dental equipment and software rose 9.8% to $254.0, driven by strong performance in the technology categories, particularly digital imaging. Sales of other services and products in the Dental segment rose 2.3% in the Current Quarter. Sales of consumables and printed office products were down on a reported basis 0.9%, due to having two less selling days in the current quarter compared to the prior year. We believe demand for routine dental work is continuing on a consistent basis, although it appears certain discretionary procedures continued to be deferred.

Veterinary segment sales rose 0.4% to $175.4 million despite the change in a nutritional distribution arrangement that reduced sales by 6.6%. The segment previously sold a brand of nutrition under a regional buy-sell arrangement; however, this was changed to a national agency agreement late in the fourth quarter of the preceding fiscal year. This change will affect the comparability of the segment’s sales growth for the remainder of the fiscal year. Equipment and software sales in the Veterinary segment declined 15.1% from the year-earlier period to $11.4 million, mainly due to softness in the equipment market. We believe we are strengthening our visibility and position in the United States companion-pet veterinary market.

Rehabilitation segment sales declined 1.2% to $114.0 million, due to a 5.1% decrease in equipment sales. The favorable foreign currency translation rates and the acquisition of Surgical Synergies Pty Ltd. increased segment sales by 2.5%. Sales of consumables increased slightly in the current quarter. We believe that continued uncertainty surrounding the U.S. health care system and the overall economy as well as continued austerity efforts in the United Kingdom are adversely affecting this segment.

Gross Margins. Consolidated gross margin increased 50 basis points from the Prior Quarter to 32.8%. Our Dental and Veterinary segment gross margins increased by 20 and 160 basis points, respectively, while the rehabilitation segment gross margin declined 30 basis points.

The improved gross margin of the Dental segment is mainly due to mix in the CEREC category, requiring less promotional expense to support the products. The improvement in the Veterinary segment is due to the nutrition arrangement changing from buy-sell to an agency commission, which significantly decreased delivery expenses, and an increase in vendor rebates. International channel pressures and sales mix, caused the decline in the Rehabilitation segment gross margin.

Operating Expenses. The consolidated operating expense ratio increased 70 basis points from the Prior Quarter to 23.0%. The softness in sales growth is the primary cause for the increase in the operating expense ratio as the rate of growth of the fixed and semi-variable costs out-paced the sales growth in the period as we continue to invest in people and systems we believe are necessary for the long-term success of the company.

Operating Income. Current Quarter operating income was $89.5 million, or 9.8% of net sales. In the Prior Quarter, operating income was $89.9 million, or 10.0% of net sales. The decrease is due primarily to the loss of operating leverage.

Other (Expense) Income, Net. Net other expense was $7.7 million in the Current Quarter compared to $8.0 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest income of $1.2 million was slightly up from the Prior Quarter. The incremental interest expense on debt issued in the third quarter of the prior year approximated $0.8 million in the Current Quarter.

Income Tax Expense. The effective income tax rate for the Current Quarter was 34.4% as the benefit of the deductibility of the dividends paid to the ESOP increases as the dividend rate increases. The Current Quarter’s cash dividend was $0.14 per common share compared to $0.12 in the Prior Quarter. In the Prior Quarter, the tax rate was 35.1%. For the fiscal year, the income tax rate is expected to be in a range from 34.5% to 35.0% as the Company realizes the benefit of dividends on the ESOP shares and tax only additional deductions for its domestic manufacturing operations.

Net Income and Earnings Per Share. Net income increased to $53.6 million, compared to $53.1 in the Prior Quarter. Earnings per diluted share were $0.52 in the Current Quarter compared to $0.50 in the Prior Quarter. Diluted shares outstanding in the Current Quarter were 102,896,000 compared to 107,206,000 in the Prior Quarter. The decrease in the share count is due to share repurchase activity over the past year.

NINE MONTHS ENDED JANUARY 26, 2013 COMPARED TO NINE MONTHS ENDED JANUARY 28, 2012.

Net Sales. Consolidated net sales increased 2.8% for the nine months ended January 26, 2013 (“Current Period”) and totaled $2,672.3 million compared to $2,599.3 million for the nine months ended January 28, 2012 (“Prior Period”). Sales included a contribution from acquisitions of 0.6% and a negative impact from foreign currency translation rates of 0.1%.

Dental segment sales of $1,743.0 million were 3.2% higher than the $1,689.0 million in the Prior Period. Currency translation rates and acquisitions had a minimal effect on Current Period sales. Consumable sales increased 0.2% and continue to be affected by a sluggish economy. Dental equipment and software sales grew 8.5% compared to the Prior Period mainly due to strong CEREC sales and the trade-up programs around this product, as well as an increase in sales of digital radiography products. Sales of other services and products in the Dental segment rose 2.3% in the Current Period.

Sales of the Veterinary segment rose 4.5% to $550.9 million in the Current Period despite the change in a nutritional distribution arrangement that reduced sales by 6.5%. The sales growth in the period also includes a 1.1% contribution related to the AVSC acquisition in August of 2012.

In the Current Period, Rehabilitation segment sales of $378.4 million were 1.3% lower than the $383.4 million of sales in the Prior Period. Currency translation rates negatively impacted sales in the Current Period sales by 0.6% and acquisitions added 1.8% to the sales growth.

Gross Margins. Consolidated gross margin decreased 30 basis points from the Prior Period to 32.4% in the Current Period. Dental gross margin decreased 40 basis points due mostly to product mix. Gross margin for the Veterinary segment increased 60 basis points due primarily to the change in the nutritional distribution arrangement. Rehabilitation segment gross margin decreased 20 basis points as a result of product mix.

Operating Expenses. The consolidated operating expense ratio increased 20 basis points from the Prior Period to 23.1%. The Dental segment’s operating expense ratio increased 20 basis points. The Rehabilitation operating expenses as a percent of sales were 50 basis points higher in the Current Period, mainly due to the integration and rationalization expense in the Australian operations of the Surgical Synergies acquisition. The Veterinary segment’s operating expense ratio increased 40 basis points, mainly due to the reduced revenue from the nutritional agreement change.

Operating Income. Current Period operating income totaled $250.0 million, or 9.3% of sales, compared to Prior Period operating income of $255.2 million, or 9.8% of net sales for the reasons discussed above.

Other (Expense) Income, Net. Net other expense was $25.0 million in the Current Period, $5.6 million higher than the Prior Period. The increase in the net expense is due primarily to $6.9 million of incremental interest expense on newly issued debt in the third quarter of the prior year.

Income Taxes. The effective income tax rate for the Current Period was 34.8% compared to 36.1% in the Prior Period. The tax rate was favorably affected by the portion of our cash dividends paid on allocated shares owned by the ESOP. The Current Period’s cash dividend was $0.42 per common share compared to $0.36 in the Prior Quarter.

Net Income and Earnings Per Share. Net income decreased 2.7% to $146.7 million, compared to $150.7 in the Prior Period. Earnings per diluted share were $1.41 in the Current Period compared to $1.34 in the Prior Period. Diluted shares outstanding in the Current Period were 104,374,000 compared to 112,226,000 in the Prior Quarter. The decrease in the share count is due to share repurchase activity.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations in the nine-months ended January 26, 2013 (“Current Period”) were $179.3 million compared to $228.7 million in the nine-months ended January 28, 2012, (“Prior Period”) as a result of changes in working capital due primarily to an increase build in inventory and the timing of tax payments.

Net cash used in investing activities of $28.9 million in the Current Period compared to $39.2 million in the prior period. We were completing two larger facility projects in the prior year period. In the current period we expended $14.7 million for acquisitions. We expect to use a total of approximately $25 million for capital expenditures in fiscal 2013.

Cash used in financing activities during the Current Period was $250.0 million, including stock repurchases of $140.5 million, $75 million for the repayment of our term loan and dividend payments of $43.7 million. In the Prior Period, cash used in financing activities was for stock repurchases of $323.5 million and dividends of $39.8 million, offset by the proceeds from the issuance of long-term debt of $325.0 million.

We expect funds generated by operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2013.

As of January 26, 2013, $300 million was available under our $300 million revolving credit facility. Our current credit agreement expires in December 2016.

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

The Revenue Recognition policy note was updated with added clarifications since the filing of our Form 10-K, but there have been no material changes in our Critical Accounting Policies and Estimates, as disclosed in our 2012 Annual Report on Form 10-K filed June 27, 2012

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 26, 2013. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 26, 2013.

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 26, 2013 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, our Company’s Board of Directors expanded an existing authorization to allow for the purchase of up to twenty five million shares of common stock. As of March 2011, approximately 20.5 million shares had been repurchased under that authorization. In March 2011, the Board of Directors cancelled the existing share repurchase program and replaced it with a new authorization to repurchase an additional twenty-five million shares of common stock. As of January 26, 2013, 7.0 million shares remained available for purchase under the authorization, which expires on March 15, 2016.

The following table presents activity under the stock repurchase program during the second quarter of fiscal 2013 ended January 26, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
October 28, 2012 to November 24, 2012	632,964	34.22	632,964	7,778,615
November 25, 2012 to December 22, 2012	0	0	0	7,778,615
December 23, 2012 to January 26, 2013	809,870	35.07	809,870	6,968,745

	1,442,834	34.70	1,442,834

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
Dated: March 7, 2013

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