Form 10-K
period 2013-04-27
PATTERSON COMPANIES, INC.
filed 2013-06-26
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on October 27, 2012, was approximately $3,464,000,000 (For purposes of this calculation all of the registrant’s officers, directors and presidents of operating units are deemed affiliates of the registrant.)

As of June 20, 2013, there were 105,152,077 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 27, 2013 are incorporated by reference into Part III.

FORM 10-K INDEX

PART I

Item 1. BUSINESS

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes forward-looking statements. Reference is made to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Operating Results, for a discussion of certain factors that could cause our Company’s actual operating results to differ materially from those expressed in any forward-looking statements.

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

In June 2004, we changed our corporate name from Patterson Dental Company to Patterson Companies, Inc. (“Patterson” or the “Company”). Patterson retained its existing NASDAQ stock symbol – PDCO. The corporate name change was adopted to reflect Patterson’s expanded base of business in the veterinary and rehabilitation supply markets, as well as its traditional base of operations in the dental supply market. Patterson’s operating units include Patterson Dental, PatersonVeterinary and Patterson Medical.

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

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental is one of the two largest distributors of dental products in North America. Our dental business has operations in the United States and Canada. Patterson Dental, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental offers our customers a broad selection of dental products including more than 99,000 stock keeping units (“SKUs”) of which approximately 5,000 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. We market our dental products and services through more than 1,500 direct sales representatives, of which approximately 300 are equipment specialists.

Patterson Dental has over 130 years of experience providing quality products and services to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to approximately $2.4 billion in fiscal 2013 and profitability has increased from an operating loss in fiscal 1986 to operating income of $247.7 million in fiscal 2013.

We estimate the dental supply market we serve to be approximately $7 billion annually and that our share of this market is approximately 33%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices and is attractive for our Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 186,000 dentists practicing in the United States. According to the Canadian Dental Association, there are approximately 20,000 licensed dentists in Canada. The average general practitioner generated approximately $728,000 in annual revenue in 2009, while the average specialty practitioner produces about $1,005,000. We believe that most dentists use between 5% and 7% of their annual revenue to purchase consumable supplies used in the daily operations of their practice. This translates into between $36,000 and $51,000 of supplies purchased by the average practice each year. We believe the average dental practitioner purchases about 40% of their supplies from their top supplier.

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

Today we offer four convenient ordering systems to the dental supply segment, eMAGINE®, REMOSM, PDXpress® and www.pattersondental.com, which we launched in fiscal 2012 to provide our customers with better search capabilities, easier access to their order history, customized purchase reports, and fingertip access to Patterson Advantage, the segment’s customer loyalty program. Customers, as well as our sales force, use these systems. Over the years, the number of orders transmitted electronically has grown steadily to approximately 77% of our consumable dental product volume or $968 million in fiscal year 2013. In addition to enhancing customer service by offering electronic order entry systems to our customers, these systems enable our sales representatives to spend more time with existing customers and to call on additional customers.

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

Our proprietary practice management and clinical software, EAGLESOFT®, is developed and maintained by our Patterson Technology Center (PTC). We believe the PTC differentiates Patterson Dental from our competition by positioning Patterson Dental as the only company providing a single-source solution for the high growth area of intra-oral digital radiography. This technology, which we expect to be installed in most dental offices, has a current installation base of over 25,000 users. Among our many specialized capabilities, the PTC, in conjunction with specialists from the sales branch, provides system configuration, as well as the seamless integration of all digital operatory components with clinical software, including our EAGLESOFT® products.

This integration creates an electronic patient database that combines the patient’s front office record, clinical x-ray, intra-oral camera images, CEREC® and other digital equipment records. Patterson Dental offers our EAGLESOFT® practice management software at no cost to customers with a subscription to support services. The local sales branch, in conjunction with the PTC, will network the digital record system throughout the entire office, offers all required custom computer hardware for the system, and provides ongoing customer training. The PTC has a call center that troubleshoots customer problems and arranges for local service when needed.

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

Patterson Dental has improved operating efficiencies by converting our communications architecture to faster, higher capacity data lines that combine voice and data transmissions. We have developed a new field management tool for our technical service operations, improving our ability to coordinate the actions of service technicians and enhancing customer service while reducing the overall cost of operations.

An integral part of our shared services concept is the consolidation and leveraging of distribution centers between Patterson’s segments. As of April 2013, eight distribution centers are shared between two or all three of our operating units. In addition, we have established shared sales branch offices in several locations between multiple segments. Because of these and other efforts, we expect to continue to improve our operating expense leverage and efficiencies going forward.

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

Software acquisitions

•

In July 1997, Patterson Dental acquired Eaglesoft, Inc., a developer and marketer of Windows®-based practice management and clinical software for dental offices. Eaglesoft’s operations evolved to become the Patterson Technology Center, which is located in Effingham, Illinois. In December 2001, Patterson purchased Modern Practice Technologies, a company that provided custom computing solutions to the dental industry. This acquisition helped us to position ourselves to provide all of the custom hardware and networking required for interfacing the entire dental office.

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

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	2013	2012	2011
Consumable and printed products	53%	55%	56%
Equipment and software	36	34	33
Other (1)	11	11	11

Total	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

Consumable and Printed Products

Dental Supplies. We offer a broad product line of consumable dental supplies such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); hand instruments; sterilization products; anesthetics; infection control products such as protective clothing, gloves and facemasks; paper, cotton and other disposable products; toothbrushes and a full line of dental accessories including hand instruments, burs, and diamonds. In addition to representing a wide array of branded products from numerous manufacturers, we also market our own private label line of dental supplies including anesthetics, instruments, preventive and restorative products, and cotton and paper products. Our private label line complements the branded products for customers seeking a lower cost alternative on products that have become a commodity in the market. Compared to most name brand supplies, the private label line provides lower prices for our customers and higher gross margins for Patterson.

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

Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and our 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance services for all dental equipment, whether or not purchased from Patterson, including our 24-hour hand piece repair service. In addition to service technicians, who provide installation and repair services on basic dental equipment, we have also invested in personnel who specialize in installing and troubleshooting issues with technology solutions such as practice management software, digital imaging products, hardware and networking. The goal of this group, which is comprised of both local service technicians and the staff at the PTC, is to assist customers conveniently integrate newer technology into their dental practices. The PTC helps our customers minimize costly downtime by offering a single point of contact for post-sale technology related issues.

Dental Office Design. Patterson provides dental office layout and design services using a computer-aided design (CAD) program. Equipment specialists can create original or revise existing dental office designs in a fraction of the time required to produce conventional drawings. Customers purchasing major equipment items receive dental office design services at no additional charge.

Equipment Financing. Patterson Dental provides a variety of options to fulfill our customers’ financing needs. For qualified purchasers of equipment, we will arrange customer financing through Patterson or a third party. For non-equipment related needs, such as for working capital or real estate, customers are also referred to a third party. These alternatives allow us to offer our customers convenience while still meeting their diverse financing needs. In fiscal 2013, we originated approximately $373.2 million of equipment finance contracts in the United States. Patterson Dental, or our third party vendor, financed approximately 49% of the equipment purchased by our customers during fiscal 2013.

Since November 1998, Patterson Dental has maintained one or more finance referral agreements with outside finance companies to provide a more extensive selection of finance opportunities to our customers. This might include financing for practice transition transactions, working capital, leasing, real estate and long-term capital. Wells Fargo Practice Finance, a division of Wells Fargo Bank N.A., provides this service currently. Patterson receives referral fees under this agreement, and Wells Fargo extends credit and services the accounts.

To fund the financing that is originated by us, Patterson has created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in a commercial paper conduit. We transfer finance contracts we originate to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. As of April 27, 2013, the maximum outstanding capacity of this arrangement at any one time is $500 million.

A second SPE, PDC Funding Company II, LLC, sells contracts through a Contract Purchase Agreement to a bank. This agreement operates similarly to the Receivables Purchase Agreement described above, except that the capacity is $75 million.

The SPE’s do not issue debt. There is no recourse to Patterson for contracts purchased by either the commercial paper conduit or the bank, but there is a deferred purchase price equal to approximately 15% of the principal of these contracts. Patterson services the customer contracts under both of these arrangements in exchange for a fee that approximates our cost for providing the service.

Sales and Marketing

During fiscal 2013, Patterson Dental sold products or services to over 120,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental’s customers include dentists, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2013, and Patterson Dental is not dependent on any single customer or geographic group of customers. Our sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with our sales representatives and frequent direct marketing contact, which underscores our value-added approach.

Patterson Dental has over 100 local offices throughout the U.S. and Canada so that we can provide a presence in the market and decision making near the customer. These offices, or sales branches, are staffed with a complete complement of Patterson Dental capabilities, including sales, customer service and technical service personnel, as well as a local manager who has broad decision making authority with regard to customer related transactions and issues.

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

To assist our sales representatives, Patterson Dental publishes a variety of catalogs and fliers containing product and service information. Dental customers receive a full-line product catalog containing over 49,000 inventoried items. The catalog includes pictures of products, detailed descriptions and specifications of products and is used by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high demand items such as infection control products, are promoted through merchandise fliers printed and distributed bi-monthly. In addition, dental equipment sold by Patterson is featured in our tri-yearly publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson Dental and information on equipment maintenance.

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

Patterson Dental’s more than 100 dental sales offices are generally configured with display areas where the latest dental equipment can be demonstrated. Dental equipment is generally custom ordered and is staged at our sales branches before delivery to dental offices for installation.

Sources of Supply

Effective purchasing is a key strategy Patterson Dental has adopted in order to achieve our objective of continuing to improve profitability. Utilizing EDI allows us to improve efficiencies and reduce administrative costs.

Patterson Dental obtains products from more than 800 vendors. In June 2012 we entered into an exclusive distribution agreement with Sirona Dental Systems, Inc., the manufacturer of the CEREC® dental restorative systems and Schick® digital x-rays, in addition to sophisticated panoramic and cone beam radiography product. We are the only national dealer for A-dec equipment, including chairs, units and cabinetry. A-dec is the largest manufacturer of dental equipment in the U.S.

While Patterson Dental makes purchases from many suppliers, and there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable. Our top ten supply vendors accounted for approximately 48% of the cost of dental products sold in both fiscal 2013 and 2012. Of these ten, the top two vendors accounted for 16% and 8% of both fiscal 2013 and fiscal 2012 cost of sales, respectively.

Competition

The highly competitive U.S. dental products distribution industry consists principally of national, regional and local full-service and mail-order companies. The dental supply market is extremely fragmented. In addition to Patterson Dental and one other national, full-service firm, Henry Schein Dental, a unit of Henry Schein, Inc., there are at least 15 full-service distributors that operate on a regional level, and hundreds of small local distributors. Also, some manufacturers sell directly to end users.

We approach our markets by emphasizing and delivering a value-added model to the practitioner. To differentiate ourselves from our competition, we deploy a strategy of premium customer service with multiple value-added components, a highly qualified and motivated sales force, highly-trained and experienced service technicians, an extensive breadth and mix of products and services, technology solutions allowing customers to easily access our inventory, accurate and timely delivery of product, strategic location of sales offices and distribution centers, and competitive pricing.

Patterson Dental also experiences competition in Canada in the dental supply market. The principal competitor is a national, full-service dental distributor, Henry Schein Dental, a unit of Henry Schein, Inc. We believe we compete in Canada on essentially the same basis as in the United States.

Veterinary Supply

Overview

Effective January 1, 2013, Webster Veterinary Supply, Inc. changed its name to Patterson Veterinary Supply, Inc. PattersonVeterinary, is a leading distributor of veterinary supplies primarily to companion-pet (dogs, cats and other common household pets) and equine veterinary clinics across the United States. Patterson Veterinary provides products and services used for the diagnosis, treatment and/or prevention of diseases in companion animals and equine. Originally founded in 1946 and headquartered in Massachusetts, Patterson Veterinary has developed a strong brand identity as a value-added, full-service distributor with a comprehensive offering of pharmaceuticals, vaccines, parasiticides, diagnostics, perscription diets, nutritionals, consumable supplies, equipment, and software. Patterson Veterinary’s product offering, totaling more than 36,000 items, is sold by approximately 209 field sales representatives.

Net sales by Patterson Veterinary in fiscal 2013 were $755.2 million and operating income totaled $41.7 million. In addition to our core business of distributing veterinary products, Patterson Veterinary has a significant agency commission business with several pharmaceutical manufacturers. Under the agency relationships, Patterson Veterinary receives orders for products from customers, transmits these orders to vendors who then pick, pack, and ship the products. These vendors then invoice and collect payment from our customers. Patterson Veterinary receives a commission payment for soliciting the order and for providing other customer service activities. The agency commissions that Patterson Veterinary earns range from 3% to 6%, a portion of which is shared with the field sales and customer service representatives. Patterson Veterinary’s agency commissions accounted for less than 1% of our net sales in fiscal 2013.

We estimate the market for pharmaceuticals and supplies sold to companion animal and equine veterinarians through distribution is approximately $3.3 billion on an annual basis. Based upon the estimated $3.3 billion market, we believe our share of this market is approximately 21%. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. As of December 31, 2012, according to the American Veterinary Medical Association, or AVMA, there were more than 64,000 veterinarians in private practice nationwide specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $1,000,000 of annual revenue. These practices purchase between $120,000 and $140,000 of supplies each year, and similar to the dental practitioner, tend not to maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products, which veterinarians both administer and dispense.

Historically, the demand for veterinary services has grown significantly faster than growth in the overall economy. More recently the market growth has slowed as a result of a decrease in consumer spending. However we anticipate increasing demand for veterinary services due to the following favorable factors:

•

Number of households with companion animals. The number of households with companion animals is steadily expanding which increases the demand for veterinary services. Today, the percentages of U.S. households owning dogs, cats or horses are 46%, 39%, and 2%, respectively.

•

Veterinary expenditures per household. The amount pet owners are willing to spend caring for their pets is increasing substantially. The American Pet Products Manufacturers Association estimates that pet owners will spend $55 billion in 2013 to care for the American pet population, a significant increase compared to $41.2 billion spent in 2007.

•

Veterinary products and techniques. Many new therapeutic and preventive products are being developed for the companion animal market. Technological developments have resulted in new innovative veterinary products and advances in veterinary services.

Strategy

Patterson Veterinary’s objective is to build a leading national position in the companion animal veterinary market through internal expansion and acquisitions, while continuing to improve our profitability and enhance our value to customers. Our key strategies and priorities for accomplishing these objectives include growing through internal expansion and acquisitions, emphasizing our value-added full-service capabilities, continuing to improve operating efficiencies, and expanding our service offerings.

Growing Through Internal Expansion and Acquisitions. We intend to continue to grow by opening additional sales offices, hiring established sales representatives, hiring and training skilled sales professionals as territory sales representatives, and acquiring other distributors in order to enter new, or more deeply penetrate existing, geographic markets and expand our customer base. We believe that Patterson Veterinary is well positioned to take advantage of expected continued consolidation in the veterinary distribution market. Over the past 10 years Patterson Veterinary has made a number of acquisitions, including the following:

Veterinary distribution acquisitions

•

Since 2004, Patterson Veterinary has acquired several veterinary distributors in the United States. These acquisitions include two regional distributors, ProVet, which was the companion animal veterinary supply division of Lextron, Inc., and Columbus Serum Company, as well as Milburn Distributions, Inc., the largest distributor specializing in the U.S. equine veterinary supply market, and selected local and specialty distributors. Most recently, in August 2011, Patterson Veterinary acquired American Veterinary Supply Corporation, a full service distributor on Long Island, New York with annualized sales of approximately $25 million that served approximately 2,000 veterinary practices and hospitals in the New York metropolitan area.

•

In April 2010, Patterson Veterinary made a minority equity investment in Strategic Pharmaceutical Solutions, Inc. dba VetSource, a leading North American provider of integrated specialty pharmacy distribution, including home delivery capabilities.

•

In December 2012, Patterson Veterinary acquired the assets of Univeral Vaporizer Support (UVS) based in Foster City, California with annual sales of approximately $3 million. UVS provides cleaning and calibration services for a variety of anesthetic vaporizers used in veterinary medicine.

Software Acquisitions

•

In December 2005, Patterson Veterinary acquired Intra Corp., one of the nation’s leading developers of veterinary practice management software that is marketed under the INTRAVET® brand name. INTRAVET® had more than 1,600 software installations nationwide.

•

In October 2008, Patterson Veterinary acquired Odyssey Veterinary Software, LLC, a developer and marketer of DIAGNOSTIC IMAGING ATLAS® (“DIA®”) software. At that time, DIA encompassed over 2,000 3D clinical animations and images, which enable the veterinarian to more fully explain and illustrate the pet’s diagnosis and recommend treatment to their clients.

•

In January 2011, Patterson Veterinary acquired ePet Records, LLC. Rebranded as ePETHEALTH™, this innovative communication platform provides practitioners with a secure internet portal for their clients to access 24/7 for their pets medical information plus descriptive, easy-to-understand resources and educational materials with 3D graphics. Through ePETHEALTH™, veterinarians can also send their clients automated electronic health service and appointment reminders, eNewsletters and health education articles and videos.

Emphasizing Value-Added, Full-Service Capabilities. Patterson Veterinary believes that veterinary customers value full service and responsive delivery of product, in addition to competitive prices. Customers also increasingly expect suppliers to be knowledgeable about products and services, and, generally, a superior sales representative can create a special relationship with the practitioner by providing an informational link to the overall industry. Patterson Veterinary’s knowledgeable sales representatives assist customers in the selection and purchasing of supplies. Most veterinarians are independent, or small unit based, practitioners who are unable to store and manage large volumes of supplies in their offices. We meet our customer’s requirements by delivering frequent, small quantity orders rapidly and reliably from strategically located distribution centers.

Equipment specialists, technology specialists and service technicians also support our value-added strategy. Equipment specialists offer consultation on office design, equipment requirements and financing. Technology specialists provide guidance on integrating technology solutions including practice management software, client education and communication software, and our home delivery service offering. Our experienced service technicians perform equipment installation, maintenance and repair services, including service on products or equipment not purchased through Patterson Veterinary.

Continuing to Improve Operating Efficiencies. Patterson Veterinary continues to implement programs designed to improve our operating efficiencies and allow for continued sales growth over time. These programs include a wide variety of initiatives from our continuing investment in management information systems to consolidation of distribution centers and sales branches.

In January 2013, Patterson Veterinary launched its’ newly designed website pattersonvet.com with upgraded features from the depth of information available to the ease and efficiency of navigating the site as well as enhanced search capabilities including descriptions with multiple images and product details to assist with product research and purchasing decisions.

In June 2011, Patterson Veterinary implemented a centralized return processing center located in Columbus, Ohio. This initiative has allowed us to more efficiently handle customer product returns, improve the customer’s experience as well as meet vendor return requirements. As a result of implementing the centralized return processing center, approximately 87% of returns are credited back to the customer within 24 hours of receipt. Centralizing this process has also lead to both operational efficiencies as well as a reduction in shipping costs associated with product returns.

Expanding our Services. Patterson Veterinary continuously seeks to broaden our service offerings to maximize sales opportunities within our existing customer base while strengthening and enhancing practice economics and pet health.

Technical Service. Patterson Veterinary offers onsite preventative maintenance and repair services in most major markets across the United States covering a wide range of equipment. Our experienced service technicians perform equipment installation, maintenance and repair services including services on products not purchased through Patterson Veterinary.

ePetHealth A leading suite of communication and educational tools designed to help the clinic increase compliance and pet-owner loyalty to the practice through: clinic eMarketing tools, health service reminders, online medical records, drug home delivery and award winning DIA videos and content.

DIA A premier client education software for companion animal and equine practices, provides over 3,000 illustrations, animations, clinical images, radiographs and other diagnostic images that cover a wide range of medical conditions. Additionally, DIA Reception provides high definition footage and animations to better explain common pet health issues and conditions to pet owners.

VetSource A leading professional pharmacy providing home delivery service of medications to pet owners which improves client compliance, retains drug revenues within the veterinary practice, and optimizes inventory investments.

Patterson Veterinary University. Patterson Veterinary University (PVU) offers exclusive business courses for veterinarians, hospital managers, technicians, receptionists, and veterinary students. Veterinary students can take advantage of the two credit course Entrepreneurship for Veterinarians during their senior year in veterinary school. Patterson Veterinary University – Management offers 4 in-depth courses on human resources, inventory management, marketing and finance. The PVU – Communication and Customer Service course for receptionists and technicians helps create a unified health care team within a veterinary hospital. The newest course PVU – Executive: Next Level Practice Ownership is designed to help guide veterinary practice owners from where they are today to where they want to be in the future by providing practice owners information that helps expand their current hospital performance and fulfill their practice dreams. To date, there have been over 3000 students, receptionists, technicians, hospital managers and veterinarians trained through Patterson Veterinary University programs.

Dental Wet Labs. Patterson Veterinary offers dental wet labs throughout the United States providing approved continuing education credits to attendees through lecture and hands-on labs for companion animal dental techniques.

National Handpiece Repair. In February 2012, we launched Patterson’s Veterinary dental handpiece repair initiative utilizing Patterson Dental’s National Repair Center. Practitioners can now have both their high-speed and slow-speed handpieces cleaned, repaired, and returned within 24 hours from receipt.

Anesthesia Technical Support Hotline. Using our dedicated hotline, with one phone call customers can obtain answers and detail support for their anesthesia and monitoring equipment.

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered to veterinary segment customers:

	2013	2012	2011
Consumable and printed products	93%	93%	94%
Equipment and software	5	5	5
Other	2	2	1

Total	100%	100%	100%

Consumable and Printed Products

Patterson Veterinary offers our customers a broad selection of veterinary supply products including pharmaceuticals, vaccines, parasiticides, diagnostics, veterinary pet foods, nutritional products and consumable supplies. Our pharmaceutical products typically include anesthetics, analgesics, antibiotics, and ophthalmics. Our biological products are primarily comprised of vaccines and injectibles. Our parasiticides are used for control of external parasites (fleas, ticks, flies, mosquitoes) and internal parasites. Our diagnostics product category includes consumable in-clinic tests for detecting heartworm, lyme disease, feline leukemia and parvovirus, as well as consumable products for measuring blood chemistry, electrolyte balance and cell counts. Veterinary pet foods consist of both specialty diets and premium pet foods. Nutritional products are comprised of dietary supplements, vitamins, dental chews and specialty treats. Consumable supplies include lab supplies, various types and sizes of paper goods, needles and syringes, instruments, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products. Many of the office supply products sold by Patterson Office Supplies are also offered to the veterinary supply market.

Equipment and Software

Veterinary Equipment. Patterson Veterinary sells equipment for hospital, laboratory and general surgical use within the veterinary practice. We also offer innovative, quality equipment that differentiates Patterson Veterinary from the competition including anesthesia machines, surgical monitors, diagnostic equipment, ultrasound, dental power units, cages, lights, digital x-ray systems and x-ray machines.

Practice Management Software. Patterson Veterinary develops and markets our own proprietary line of practice management software, INTRAVET®, for veterinary professionals, including software for scheduling, billing, charting and capture/storage/retrieval of digital images.

Client Education Software. Patterson Veterinary also develops and markets our own proprietary client education software, DIA®, for veterinary professionals. DIA encompasses over 3000 3D clinical animations and images, enabling veterinarians to more fully explain and illustrate a pet’s diagnosis and treatment recommendations to their clients.

Client Communication portal. Patterson Veterinary develops and markets our own innovative web-based client communication platform, ePetHealth, providing practitioners a suite of client offerings such as online medical records, eMarketing tools, client education resources, and a home delivery portal.

Other

Other products and services include commissions earned on agency sales, equipment repair revenues, software maintenance contract revenue and freight recovery on shipments to customers.

Sales and Marketing

During fiscal 2013, Patterson Veterinary sold products or services to over 21,000 customers in the U.S. who made one or more purchases during the year. Our customers include veterinarians, laboratories, institutions and other animal health professionals. No single customer accounted for more than 1% of sales during fiscal 2013, and Patterson Veterinary is not dependent on any single customer or geographic group of customers. Our sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with our field sales and customer service representatives and frequent direct marketing contact, which underscores our value-added approach.

Patterson Veterinary currently has 19 local offices throughout the U.S. so that we can provide a presence in the market and decision making near the customer. These offices, or branches, are staffed with a complete complement of Patterson Veterinary’s capabilities, including sales, customer service and technical service personnel, as well as a local manager who has broad decision making authority with regard to customer related transactions and issues.

Field Sales Representatives. A primary component of Patterson Veterinary’s value-added approach is our sales force. Due to the fragmented nature of the veterinary supply market, we believe that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an informational link to the overall industry; assist practitioners in selecting and purchasing products and help customers efficiently manage their supply inventories. Each sales representative works within an assigned sales territory under the supervision of a location (branch) manager. Sales representatives are all Patterson Veterinary employees and are generally compensated on a commission basis, with some, less experienced, representatives receiving a base salary and commission.

Customer Service Representative. We support our field sales representatives and direct marketing efforts with customer service representatives in nine call centers covering the United States. As of April 27, 2013, we had 134 customer service representatives. Customer service representatives work in tandem with our field sales representatives, providing a dual coverage approach for individual customers. In addition to processing orders, customer service representatives are responsible for assisting customers with ordering, informing customers of monthly promotions, and responding to general inquiries. Customer service representatives utilize our customized order entry system to process customer orders, access pricing, determine product availability, provide promotional information about products, research customer preferences, and review order histories.

Direct Marketing. To assist our sales representatives, Patterson Veterinary publishes a catalog containing product and service information. Patterson Veterinary customers receive a full-line product catalog containing over 11,000 inventoried items. The catalog includes pictures of products, detailed descriptions and specifications of products and is used by practitioners as a reference source. We also promote selected consumable products, our value-added program and services, new products, specially priced items and high demand items through our monthly magazine, Insight. Additional direct marketing tools that we utilize include equipment catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, eNewsletters, social media, and other promotional materials. In order to extend our customer reach and enhance customer interaction, we also participate in national, regional and local trade shows.

E-Commerce Platform. Patterson Veterinary’s newly redesigned website allows customers the ability to order items 24 hours a day, seven days a week. The website also incorporates value-added functions that permit customers to check their invoice, payment and credit history, build a “shopping list” of frequently purchased items and track their order status.

Distribution

Patterson Veterinary believes that responsive delivery of quality supplies and equipment is key to customer satisfaction. We ship veterinary consumable supplies from 11 strategically located distribution centers in the

United States. Orders for veterinary consumable supplies can be placed through our field sales force, customer service representatives or electronically 24 hours a day, seven days a week. Printed office products are shipped from Patterson’s manufacturing and distribution facility in central Illinois.

All orders are routed through our centralized computer ordering, shipping and inventory management systems, which are linked to each of our strategically located distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system automatically directs fulfillment of the item from another center. Rapid and accurate order fulfillment is another principal component of our value-added approach. We estimate that 97% of Patterson Veterinary’s consumable orders are received by the customer the next business day.

In order to assure the availability of Patterson Veterinary’s broad product lines for prompt delivery to customers, we must maintain sufficient inventories at our distribution centers. Purchasing of consumables and standard equipment is centralized, and our purchasing department uses a real-time perpetual inventory system to manage inventory levels. Our inventory consists mostly of consumable supply items and pharmaceutical products. By utilizing computerized inventory management and ordering systems, we are able to accurately predict inventory turns in order to minimize inventory levels for each item.

Sources of Supply

Patterson Veterinary obtains products from nearly 600 vendors. While Patterson Veterinary makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable. In fiscal 2013 and 2012, Patterson Veterinary’s top 10 veterinary supply manufacturers comprised 70% and 67%, and the single largest supplier comprised 18% and 13%, of the total cost of veterinary supply sales, respectively.

There are two major types of arrangements that account for the flow of transactions between us and our customers. Traditional “buy/sell” transactions, which account for the vast majority of our business, involve direct purchases of products by us from vendors, which we manage and store in our distribution centers. A customer then places an order with us, and the orders are then picked, packed, shipped and billed by us to our customer.

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

Competition

The distribution and manufacture of veterinary products is highly competitive. In addition to two other national, full-service firms, Henry Schein Animal Health, Inc. and MWI Veterinary Supply, Inc., Patterson Veterinary competes with several full-service distributors that operate on a regional level and numerous smaller local and specialty distributors and to lesser extent, mail order distributors or buying groups. Patterson Veterinary also competes directly with pharmaceutical companies who sell certain products directly to the customer.

Patterson Veterinary approaches its markets by emphasizing and delivering a value-added model to the practitioner. To differentiate our self from our competition we deploy a strategy of premium customer service, a highly qualified and motivated sales force, an extensive breadth and mix of products and services, accurate and timely delivery of product, strategic location of sales offices and competitive pricing.

Rehabilitation Supply

Overview

Patterson Medical is headquartered in Warrenville, Illinois, and is the world’s leading value added distributor of rehabilitation medical supplies and equipment. We believe Patterson Medical offers the most comprehensive range of distributed and self-manufactured rehabilitation products to health care professionals globally. Our mission is to provide health care professionals and their patients with access to products that improve peoples’ lives by helping them to attain their highest achievable level of independence, safety and comfort. We operate as Patterson Medical globally, and are transitioning our acquired catalog brands such as Sammons Preston, Homecraft, and Ausmedic into product brands. Patterson Medical still operates as Medco Sports Medicine in the North American sports medicine market.

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

Patterson Medical has been pursuing a strategy of organic growth, complemented by strategic acquisitions in its domestic and international markets. This has included building and buying branch offices in the U.S., and buying and integrating distributors in the U.K., France, Australia and New Zealand. Patterson Medical also uses a robust international dealer network to service customers in countries where we do not have an established direct presence. Approximately 70% of Patterson Medical’s revenue originates in North America.

Patterson Medical manufactures or has exclusively manufactured for us products representing approximately 35% of our total revenue. These products carry the Patterson Medical brand, or one of the many brands added through acquisition. Patterson Medical owns manufacturing facilities in the U.S., France, the U.K., Australia, and Thailand, and has a China sourcing office. Patterson Medical is a distributor for the other 65% of our product offering, carrying the top brands in the rehabilitation industry. One of Patterson Medical’s strengths is our trading relationship with the top manufacturers of rehabilitation products in the U.S. and abroad.

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

We believe that the demand for rehabilitation products will continue to be influenced by the following factors:

•

Favorable Demographics. Favorable demographic trends such as extended life expectancy, active lifestyles and a general willingness to spend discretionary income on health care and well being, is expected to contribute to increased demand for products distributed by Patterson Medical. Specifically, the aging baby-boomer population, together with their increased disposable income and desire for independence, will fuel product purchases to assist with the frailties associated with old age and provide sustained sales growth.

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

International Operations

Patterson Medical’s international operations (PMI) are based in the United Kingdom (“U.K.”) and are made up of Patterson Medical Limited in the U.K., Patterson Medical France and Sacedi in France, and Patterson Medical/Ausmedic in Australasia. Our international domestic operations broadly reflect the same business model as used in the North American market. In the U.K., France, Australia and New Zealand, operations include sales and marketing, customer service, distribution, purchasing and administration. France also includes a self contained manufacturing unit. Outside of these countries, PMI uses a network of over 200 distributors to reach its customers.

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

Patterson Medical France consists of two operations, the manufacturing and distribution of continuous passive motion machines (“CPMs”) for sale on a worldwide basis under the Kinetec brand name and the sale and distribution of Patterson Medical products in France. Products are marketed to customers through product brochures, mailings, telemarketing and a sales force that covers the French rehabilitation market. Sacedi focuses on distribution in the therapy and sports medicine market segments.

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

As of April 2013, Patterson Medical is distributing products from four shared distribution facilities that distribute products for two or all three of our operating units. As of April 2013, Patterson Medical now shares eight branch facilities with other business units, allowing the two business units to share in certain common expenses.

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

Over the past five years, Patterson Medical has opened eighteen branch offices through acquisitions and internal start-ups in desirable locations throughout the U.S. In November 2007, Patterson Medical acquired PTOS™ software, a leading line of practice management software for physical therapists.

In April 2009, Patterson Medical acquired Mobilis Healthcare, a U.K.-based business with sales of $28 million. Mobilis serves 12,000 customers in the U.K. and France and owns several leading brands that are sold into its primary markets.

In June 2010, Patterson Medical acquired the rehabilitation business of Empi Therapy Solutions, with sales of approximately $30 million, was purchased in June 2010.

In June 2010, Patterson Medical acquired the rehabilitation business of DCC Healthcare, with combined sales of approximately $70 million.

Products and Services

The following table sets forth the percentage of total sales represented by the principal categories of products and services offered to rehabilitation segment customers:

	2013	2012	2011
Consumables	72%	71%	69%
Equipment and software	23	24	26
Other	5	5	5

Total	100%	100%	100%

Consumables

Patterson Medical offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living – dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods / Splints – braces, splints and orthotics for protecting, supporting and positioning

•	Clinical – products that assist in the examination and treatment of patients, such as exercise bands, putty, weights, balls and mats

•	Mobility – walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

•

Pediatric Seating and Positioning – rolls, wedges, specialty seating and standers, and mobility assistance products for special needs children; category also includes sensory motor stimulation products such as toys, crafts and devices to assist with balance.

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

Patterson Medical began developing a branch office structure in fiscal 2007 through a combination of internal start-ups and dealer/distributor acquisitions. Similar to Patterson Dental’s branches, these offices have a showroom, commissioned sales staff and service department that provides equipment installation, repair and warranty service for equipment manufacturers. As of April 2013, eighteen branches had been established.

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

Distribution

Patterson Medical’s distribution process centers on our ability to efficiently fill small dollar amount orders. In the U.S., over 6,000 packages ship daily from six locations. A majority of products are shipped out of three full service, shared Patterson distribution centers, one in Mt. Joy, Pennsylvania, one in Dinuba, California, and another in South Bend, Indiana. Approximately 95% of the small packages in the U.S. ship via UPS.

Patterson Medical uses a branch structure to more effectively distribute equipment to our customers. Large equipment can be shipped to our branches, inspected for damage, and then put on Patterson Medical trucks for consolidated delivery and installation at customers’ facilities.

Patterson Medical’s U.S. call center operates from 7am – 7pm Monday through Friday, processing in excess of 5,000 calls per day. In addition, customers can order 24 hours a day through Patterson Medical’s websites. The combination of in-house staff and web ordering options provides customers with 24 hours a day, seven days a week ordering capabilities. Approximately 36% of customer orders are through the web or EDI, which has decreased call center activity, allowing Patterson Medical to provide more personalized service to customers.

Sources of Supply

Among Patterson Medical’s core strengths is our ability to obtain premier products from vendors. Our products are purchased from over 1,500 suppliers and manufacturers. Although no single supplier accounted for more than 7% of Patterson Medical’s total purchases in fiscal 2012, we frequently are the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through our global network positively due to our reputation, longstanding industry leading position, comprehensive catalogs, national account contracts, sales force presence and distribution capabilities. We continually work at strengthening our supplier relationships through the introduction of supplier programs.

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

Shared Services Initiative

We have continued to consolidate our distribution infrastructure and business systems over the past several years. As of April 27, 2013, we have eight facilities that serve two or three of our business units. These strategically located facilities enable us to realize operating efficiencies and improve customer service.

Our business units also share a number of sales branch office locations, enabling multiple business units to operate at one physical location. As of April 27, 2013, we have 14 shared locations, and we plan to leverage additional branch sharing between two or three business units in select markets in fiscal 2014 and beyond.

The PTC has staff dedicated to support the technology offerings of each of our business units. Such technology product and service offerings have expanded in recent years and we will continue that focus. We support over 80,000 customers nationwide through the PTC, and strive to resolve any situation in one call, whether the question or concern involves hardware, software, computer networking or digital technology. Development of our proprietary practice management and certain of our patient education products takes place at the PTC. In addition to the PTC, technology support is provided to customers through our business unit’s sales branches, which provide network installation and customer training.

Patterson Companies, Inc.

Trademarks and Patents

Our products and services are sold under numerous trademarks including “PATTERSON®,” “EAGLESOFT®,” “CAESY®,” “SAMMONS PRESTON®,” “KINETEC®,” “TUMBLE FORMS, ®” “INTRAVET®,” and “DIA®,”. Because we believe our trademarks are well-recognized within their respective industries and valuable assets, we protect them against infringement. Some of our proprietary software in the orthodontia field is protected by patents, which have varying terms, generally of 17-20 years.

Employees

As of April 27, 2013, we had approximately 7,000 employees. We have not experienced a shortage of qualified personnel in the past and believe that we will be able to attract such employees in the future. None of our employees are subject to collective bargaining agreements or represented by a union. We believe our relations with employees to be good.

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

Governmental Regulation

The marketing, distribution and sale of certain products we sell are subject to the requirements of various federal, state, and local laws and regulations. We are subject to regulation by the Federal Food and Drug Administration, the Drug Enforcement Administration and the U.S. Department of Transportation. Among the federal laws which impact us are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, recordkeeping, labeling, handling, storage and sale of drugs and medical devices which are distributed by us, and which further requires us to be registered with the Federal Food and Drug Administration; the Safe Medical Devices Act, which imposes certain reporting requirements on us in the event of an incident involving serious illness, injury or death caused by a medical device we have distributed; and the Controlled Substance Act, which regulates the recordkeeping, handling, storage and sale of certain drugs sold by us and requires us to be are registered with the Drug Enforcement Administration. In addition, the transportation of certain products we distribute that are considered hazardous materials is subject to regulation by the U.S. Department of Transportation.

We also are required to be licensed as a distributor of drugs and medical devices by each state in which we conduct business. In addition, several state Boards of Pharmacy requires us to be licensed in their state for the sale of animal health products within their jurisdiction. Our Company is also subject to the requirements of foreign laws and regulations, which impact our operations in those foreign countries we conduct business.

While we believe we are in substantial compliance with the laws and regulations, which regulate our business, and that we possess the licenses required in the conduct of our business. Our failure to comply with any of applicable laws or regulations, or the imposition of new laws or regulations, could negatively impact our business.

Executive Officers of the Registrant

Set forth below is the name, age and position of the executive officers of Patterson as of June 26, 2013.

Scott P. Anderson	46	President, Chief Executive Officer, Chairman of the Board – Patterson Companies, Inc and President – Patterson Medical Supply, Inc.
R. Stephen Armstrong	62	Executive Vice President, Chief Financial Officer and Treasurer – Patterson Companies, Inc.
Ranell M. Hamm	51	Chief Information Officer – Patterson Companies, Inc.
Jerome E. Thygesen	55	Vice President, Human Resources – Patterson Companies, Inc.
Ann B. Gugino	40	Vice President , Strategy and Planning – Patterson Companies, Inc.
Sean M. Muniz	45	Vice President, Operations – Patterson Companies, Inc.
Paul A. Guggenheim	53	President – Patterson Dental Supply, Inc.
George L. Henriques	52	President – Patterson Veterinary Supply, Inc.

Our officers are elected annually and serve at the discretion of the Board of Directors.

Background of Executive Officers

Scott P. Anderson became our Chief Executive Officer in April 2010 and was appointed as Chair to our Board of Directors beginning on April 28th, 2013. Mr. Anderson had held the position of President of Patterson Dental Supply, Inc., since June 2006 and, prior to that, the positions of Vice President, Sales and Vice President, Marketing of Patterson Dental Supply, Inc. Mr. Anderson joined Patterson in 1993 and currently serves on the Board of Directors of the Dental Trade Alliance, the trade association of dental manufacturers, distributors and laboratories. Mr. Anderson has been a director of C.H. Robinson since 2012.

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

Ann B. Gugino became Vice President, Strategy & Planning, in April 2012. She previously served as Vice President of Finance and Operations – Patterson Dental from 2008 until April 2012. She joined Patterson in 2000 as an assistant controller and became Controller-Patterson Dental in 2004. Prior to her career with Patterson, Ann worked for Ernst & Young, LLP and achieved her Certified Public Accountant designation.

Sean M. Muniz became the Vice President of Operations in November 2012. Mr. Muniz held the position of Director of Facilities and Risk Management since 2007 and, prior to that Mr. Muniz relocated to the Corporate Office where he became the Director of Operations for Patterson Logistics Services, Inc. in 2001. Mr. Muniz began his career with Patterson in 1990.

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

George L. Henriques was named President of Patterson Veterinary Supply, Inc. in August 2006. Mr. Henriques previously served as chief information officer of Webster since 2000 and is former chairman and board member of the American Veterinary Distributors Association.

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

General economic conditions and volatility in the financial markets could adversely affect our operating results and financial condition.

Uncertain weak economic conditions in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect our operating results and financial condition. Current economic conditions may continue to cause customers to reduce, modify, delay, or cancel purchasing our products and services, and a prolonged period of economic instability could reduce their ability to make payments. Furthermore, such conditions could cause our suppliers to reduce their production, decrease their number of product offerings, or change their terms of sale to us. Increasing commodity prices would also increase our cost of operations, either directly through increased energy costs or indirectly through what we are charged by our suppliers. The current economic conditions could also cause changes in our product mix as our customers prioritize established, low-margin products rather than innovative, high-margin products, which could reduce our profit margin.

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

While there is generally more than one source of supply for most of the categories of products we sell, there is considerable concentration within our veterinary and dental businesses with a few key suppliers. For example, in fiscal 2013 and 2012, Patterson Veterinary’s top 10 veterinary supply manufacturers comprised of 70% and 67%, respectively, and the single largest supplier comprised 18% and 13%, respectively, of the total cost of veterinary supply sales. In the event that any of our suppliers were to become unable or unwilling to continue to provide the products we sell in the amounts we require, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our products would have an adverse effect on our results of operations.

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

The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences. In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including: trends toward managed care; consolidation of healthcare distribution companies; consolidation of healthcare manufacturers; collective purchasing arrangements and consolidation among office-

based healthcare practitioners that may enable purchasing at more favorable prices than we can obtain and may shift purchasing decisions to entities or persons with whom we do not have a historical relationship; and changes in reimbursements to customers. Our profit margins and the profit margins of our suppliers and our customers may be adversely affected by industry changes. If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected.

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

In the U.S., we are subject to regulation by the Federal Food and Drug Administration, the Drug Enforcement Administration and the U.S. Department of Transportation. Among the federal laws which impact our business are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and sale of drugs and medical devices we distribute, and which requires us to be registered with the Federal Food and Drug Administration; the Safe Medical Devices Act, which imposes certain reporting requirements on us in the event of an incident involving serious illness, injury or death caused by a medical device we distributed; and the Controlled Substance Act, which regulates the record keeping, handling, storage and sale of certain drugs we sell, and which requires us to be registered with the Drug Enforcement Administration. In addition, the transportation of certain products we distribute, which are considered hazardous materials is subject to regulation by the U.S. Department of Transportation.

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

In the course of our business, particularly in providing installation and support relating to our practice management software, we frequently have access to personal financial and health information of our customers and their patients. Because of this access, we are also subject to additional federal and state laws and regulations, such as the Health Insurance Portability and Accounting Act (HIPAA), which, through regulations and rulemaking, impose on us certain requirements to protect the privacy and security of personal health information.

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

Risks generally associated with our information systems could adversely affect our results of operations.

We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze and manage data to, among other things:

•	facilitate the purchase and distribution of thousands of inventory items through numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	accurately bill and collect from thousands of customers;

•	process payments to suppliers; and

•	provide technical support to our customers.

A cyber-attack that bypasses our IS security causing an IS security breach may lead to a material disruption of our IS and/or the loss of business information, which could adversely affect our business. These risks may include, among others, the following:

•	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of IS and subsequent clean-up and mitigation activities;

•	negative publicity resulting in reputation or brand damage with our customers, suppliers or industry peers; and

•	liability for a breach of personal financial and health information belonging to our customers and their patients.

Our results of operations could be adversely affected if our IS are interrupted, damaged by unforeseen events, incur cyber-attacks or fail for any extended period of time.

Our governing documents and Minnesota law may discourage takeovers and business combinations that our shareholders might consider to be in their best interests.

Anti-takeover provisions of our articles of incorporation, bylaws, and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further shareholder approval, may issue up to approximately 30 million shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. In addition, our bylaws divide our Board of Directors into three classes serving staggered three-year terms. (Our bylaws were amended at the 2012 annual meeting of shareholders that phase out the three classes of directors by 2015.) Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding “control share acquisitions” and “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated preferred stock and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our Board of Directors.

Item 1B. UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our reports from the staff of the SEC issued 180 days or more preceding the end of the 2013 fiscal year that remain unresolved, nor have we received any written comments regarding our reports from the SEC within the past 180 days.

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

Patterson Logistics Services

The majority of assets we use to distribute product are owned and operated by Patterson Logistics Services, Inc. (“PLSI”), a wholly-owned subsidiary, which operates the distribution function for the benefit of all three of our sales and marketing business segments in the Unites States. PLSI also advises on the operations of our distribution centers outside of the U.S but these properties are not owned by PLSI.

As of April 27, 2013, PLSI operates 15 distribution centers(8 primary centers) totaling approximately 1,200,000 square feet of distribution space as follows:

•	1 dental distribution center is located in Hawaii.

•	4 veterinary distribution centers are located in Alabama, Colorado and Texas(2).

•	2 rehabilitation distribution centers are located in New York State and Indiana.

•	1 distribution center is located in Texas, which stocks and distributes both dental and rehabilitation product.

•	3 distribution centers are located in Iowa, South Carolina and Washington state, which stock and distribute dental and veterinary products; and,

•	4 distribution centers are located in California, Florida, Indiana and Pennsylvania, which distribute product for all three of the business units.

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

The dental supply segment is headquartered in our principal executive offices, which is an owned facility. This segment also maintains sales and administrative offices inside the U.S. at approximately 88 locations in over 40 states and at 10 locations in Canada. The majority of these locations are leased.

Veterinary Supply

Veterinary Supply headquarters is a leased facility in Devens, Massachusetts. Our veterinary sales personnel generally reside within branch locations.

Rehabilitation Supply

Patterson Medical is headquartered in a leased facility in Warrenville, Illinois. Domestically, the rehabilitation supply segment maintains manufacturing facilities in Wisconsin and New York. This segment’s eighteen branch office locations include eleven that are shared with the dental supply segment.

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

As of April 27, 2013, we had accrued our best estimate of potential losses relating to product liability and other claims likely to result in liability and for which it is possible to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

	High	Low	Dividends per share
Fiscal 2013
First Quarter	$35.66	$30.82	$0.14
Second Quarter	$36.42	$32.68	$0.14
Third Quarter	$36.96	$31.36	$0.14
Fourth Quarter	$38.25	$35.01	$0.16

	High	Low
Fiscal 2012
First Quarter	$36.93	$30.43	$0.12
Second Quarter	$32.66	$26.19	$0.12
Third Quarter	$32.36	$27.48	$0.12
Fourth Quarter	$34.03	$30.45	$0.14

On June 20, 2013, the number of holders on record of common stock was 2,365. The transfer agent for Patterson’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

We had not paid any cash dividends on our common stock since its initial public offering in 1992 until the fourth quarter of fiscal 2010, at which time a $0.10 per share cash dividend was paid. In fiscal 2013 a quarterly cash dividend of $0.14 per share was paid throughout the year, except in the fourth quarter when the dividend was increased to $0.16 per share. We expect to continue to pay a quarterly cash dividend for the foreseeable future; however, the payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, operating results and financial condition among other factors.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under the new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018. There were approximately 6.5 million shares available to be purchased under the previous plan at the time it was replaced. As of April 27, 2013, 24,400,000 shares remain available under the current repurchase authorization.

The following table presents activity under the stock repurchase program during the fourth quarter of fiscal 2013 ended April 27, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
January 27, 2013 to February 23, 2013	456,000	$36.84	456,000	6,512,745
February 24, 2013 to March 23, 2013	24,000	$36.12	24,000	24,976,000
March 24, 2013 to April 27, 2013	576,000	$37.24	576,000	24,400,000

	1,056,000	$36.73	1,056,000

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 26, 2008, the last trading day before the beginning of our 2009 fiscal year, through April 26, 2013, the last trading day of our fiscal year 2013, with the cumulative return over the same time period on the same amount invested in the S&P 500 Index and a Peer Group Index, consisting of six companies (including our company) based on the same Standard Industrial Classification Code.* The chart below the graph sets forth the actual numbers depicted on the graph.

	Fiscal Year Ending
	4/26/2008	4/25/2009	4/24/2010	4/30/2011	4/28/2012	4/27/2013
Patterson Companies Inc.	100.00	59.39	98.13	105.36	104.84	117.51
S&P 500	100.00	63.63	91.91	104.37	109.76	126.57
Peer Group	100.00	67.63	106.73	123.52	124.46	143.35

*	The current composition of SIC Code 5047 – Medical, Dental & Hospital Equipment & Supplies – is as follows:

Chindex International, Inc., Henry Schein, Inc., MWI Veterinary Supply, Inc., Owens & Minor, Inc., Patterson Companies, Inc. and Vertical Health Solutions, Inc.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011	April 24, 2010	April 25, 2009
Statement of Operations Data:
Net sales	$3,637,212	$3,535,661	$3,415,670	$3,237,376	$3,094,227
Cost of sales	2,446,443	2,373,147	2,271,445	2,147,975	2,050,703

Gross margin	1,190,769	1,162,514	1,144,225	1,089,401	1,043,524
Operating expenses	836,314	804,505	768,217	734,110	697,298

Operating income	354,455	358,009	376,008	355,291	346,226
Other expense – net	(33,338)	(28,197)	(20,121)	(16,250)	(26,575)

Income before income taxes	321,117	329,812	355,887	339,041	319,651
Income taxes	110,845	116,997	130,502	126,787	120,016

Net Income	$210,272	$212,815	$225,385	$212,254	$199,635

Diluted earnings per share	$2.03	$1.92	$1.89	$1.78	$1.69

Weighted average shares and potentially dilutive shares outstanding	103,807	110,846	119,066	119,202	118,355

Dividends per common share	$0.58	$0.50	$0.42	$0.10	0

Balance Sheet Data:
Working capital	$912,817	$873,865	$863,278	$785,407	$603,295
Total assets	2,681,778	2,739,368	2,564,968	2,422,969	2,133,620
Total long-term debt	725,000	725,000	525,000	525,000	547,000
Stockholders’ equity	1,394,455	1,375,202	1,560,540	1,441,511	1,186,320

Note: See the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our fiscal 2013 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and related Notes. The following background is provided to readers to more fully understand our Company’s financial information.

Patterson operates a distribution business in three complementary markets: dental supply, veterinary supply and rehabilitation supply. Historically, our strategy for growth focused on internal growth and the acquisition of smaller distributors and businesses offering related products and services to the dental market. In fiscal 2002, we expanded our strategy to take advantage of a parallel growth opportunity in the veterinary supply market by acquiring the assets of J. A. Webster, Inc. July 9, 2001, which we operated as Webster Veterinary Supply (Webster) until January 1, 2013. Webster is now known as Patterson Veterinary. Patterson added a third component to our business platform in fiscal 2004 when we entered the rehabilitation supply market with the acquisition of AbilityOne Products Corp. (“AbilityOne”) on September 12, 2003. AbilityOne is now known as Patterson Medical.

Operating margins of the veterinary business are considerably lower than the dental and rehabilitation supply businesses. While operating expenses run at a lower rate in the veterinary business, their gross margin is substantially lower due generally to the low margins on the pharmaceutical products that are distributed.

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal year 2011 included 53 weeks, with an additional or fourteenth week included in the first quarter ended July 31, 2010. Fiscal 2012 ending April 28, 2012 included 52 weeks, and the first quarter operations include thirteen weeks of activity compared to the prior year period. It is difficult to quantify precisely the impact of the extra week, but we have provided estimates in those areas where it is possible to make reasonable approximations. We estimate that the impact of the extra week reduced sales growth by one or two percentage points in fiscal 2012 as compared to fiscal 2011.

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

The revised standards require the expensing of shares released for allocation to be based on fair value of the shares at the time they are committed to be released. The shares acquired by the ESOP since the revision of the accounting standards, totaling approximately 3.6 million shares, will be released in annual amounts as determined by the Board of Directors. In fiscal 2012, we recognized incremental expense related to the ESOP of approximately $24 million. In fiscal 2013, we recognized expense of approximately $21 million. This estimated expense was recognized equally over the fiscal period and was a non-cash expense in the period since the shares were purchased in earlier periods.

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

During fiscal 2013, we repurchased approximately 5 million shares of our common stock at a cost of approximately $180 million. Through these repurchases and cash dividends, we returned more than $200 million of value to our shareholders.

Results of Operations

The following table summarizes our consolidated results of operations over the past three fiscal years as a percent of sales:

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.3%	67.1%	66.5%

Gross margin	32.7%	32.9%	33.5%
Operating expenses	23.0%	22.8%	22.5%

Operating income	9.7%	10.1%	11.0%
Other income, net	0.1%	0.1%	0.2%
Interest expense	1.0%	0.9%	0.8%

Income before taxes	8.8%	9.3%	10.4%
Income taxes	3.0%	3.3%	3.8%

Net income	5.8%	6.0%	6.6%

Fiscal 2013 Compared to Fiscal 2012

Net Sales. Consolidated net sales in fiscal 2013 were $3,637.2 million, an increase of 2.9%, from $3,535.7 million in fiscal 2012. The growth in sales includes a 0.6% contribution from acquisitions and a 0.2% unfavorable impact of changes in foreign currency translation rates.

Dental segment sales in fiscal 2013 rose 4.0% to $2,380.0 million from $2,287.9 million in fiscal 2012. The growth included a 0.2% contribution from acquisitions and a 0.1% unfavorable impact form changes in foreign currency translation rates. Consumable sales increased 1.3%. Dental equipment and software sales increased 9.8% in fiscal 2013 to $843.9 million due to strong CEREC sales, as well as an increase in sales of digital radiography products. Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, increased 2.8% in fiscal 2013.

Veterinary segment sales grew 2.8% to $755.2 million despite the change in a nutritional distribution arrangement that reduced sales by 5.8%. Sales of consumables were 3.4% higher in fiscal 2013, or over 9% after adjusting for the impact of the change in the nutritional agreement. Acquisitions added 0.9% to sales in fiscal 2013. We have been investing in the Veterinary segment’s equipment and technical service offering to expand this unit’s full-service platform.

Medical segment sales of $502.0 million decreased 2.2% from fiscal 2012. Acquisitions, contributed 1.6% of sales growth. The negative impact from foreign currency translation rates was 0.6% in fiscal 2013. We believe that continued uncertainty surrounding the U.S. health care system and the overall economy as well as continued austerity efforts in the United Kingdom are adversely affecting this segment.

Gross Margin. Consolidated gross margin was 32.7% in fiscal 2013 and 32.9% in fiscal 2012. The Dental segment’s gross margin decreased 30 basis points to 35.9% in fiscal 2013. This decrease is mainly due to sales mix as equipment growth outpaced consumable growth during the year and as the segment effectuated the change in the CEREC product line, which negatively impacted margins. Gross margin of the Veterinary segment increased 60 basis points to 18.9% in fiscal 2013 due primarily to the change in the nutritional distribution arrangement, which carried a lower than average margin. The Medical segment’s gross margin declined 30 basis points to 38.7%, as a result of product mix.

Operating Expenses. The consolidated operating expense ratio in fiscal 2013 was 23.0%, or 20 basis points higher than fiscal 2012. The Dental segment’s operating expense ratio increased 10 basis points. The Medical segment’s operating expenses as a percent of sales were 80 basis points higher in the current fiscal year, due to the integration expense in the Australian operations of the Surgical Synergies acquisition. The Veterinary segment’s operating expense ratio increased 40 basis points, mainly due to the reduced revenue from the nutritional agreement change and the addition of service technicians during the period.

Operating Income. Operating income totaled $354.5 million, or 9.7% of sales, compared to prior fiscal year operating income of $358.0 million, or 10.1% of net sales for the reasons discussed above.

Interest Expense. Interest expense was $36.4 million in fiscal 2013 compared to $30.3 million in fiscal 2012. This increase is due to the issuance of $325 million of debt in the third quarter of the prior year offset slightly by the repayment of $125 million of debt that matured late in fiscal 2013.

Other Income, net. Other income, net of other expenses, was $3.1 million in fiscal 2013 compared to $2.1 million in fiscal 2012. Interest income totaled $4.5 million in fiscal 2013, compared to $4.9 million in fiscal 2012.

Income Taxes. The effective income tax rate was 34.5% in fiscal 2013 as compared to 35.5% in fiscal 2012. The effective tax rate decreased in fiscal 2013 primarily due to an increase in the deductible dividends paid on shares held by our Employee Stock Ownership Plan and deductions claimed for domestic manufacturing activities.

Net Income and Earnings Per Share. Net income decreased 1.2% to $210.3 million in fiscal 2013. Earnings per diluted share and dilutive shares outstanding were $2.03 and 103.8 million, respectively, in fiscal 2013 and $1.92 and 110.8 million, respectively, in fiscal 2012.

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

Veterinary sales grew 12.6% to $734.4 million. Sales of consumables were 10.9% higher in fiscal 2012 and equipment and software sales of $38.3 million represented an increase of 13.4% compared to fiscal 2011. Acquisitions added 1.5% to sales in fiscal 2012. Consumable sales in this segment have benefited from a higher percentage of pharmaceutical sales made under buy-sell versus agency distribution agreements, and an earlier and more severe flea, tick and heart worm season. We have been investing in the Veterinary segment’s equipment and technical service offering to expand this unit’s full-service platform.

Patterson Medical sales of $513.3 million were 3.3% higher than fiscal 2011. Acquisitions contributed 2.3% of sales growth. The positive impact from foreign currency translation rates was 0.6% in fiscal 2012. The capital equipment portion of this segment was negatively impacted by uncertainty in the market caused by regulatory changes in healthcare

Gross Margin. Consolidated gross margin was 32.9% in fiscal 2012 and 33.5% in fiscal 2011. The Dental segment’s gross margin decreased 30 basis points to 36.2% in fiscal 2012. This decrease is mainly due to sales mix as equipment growth outpaced consumable growth during the year. Gross margin of the Veterinary unit was 18.3%, a decrease of 100 basis points from 19.3% in fiscal 2011. Sales mix was the primary factor in the decline as a higher percentage of revenue came from pharmaceutical sales, which have a lower margin. Patterson Medical’s gross margin declined 10 basis points to 39.0%. This was driven by a slight decrease in point of sale margin and an increase in freight rates, both domestically and internationally.

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

Net Income and Earnings Per Share. Net income decreased 6.0% to $212.8 million in fiscal 2012 due primarily to the increase ESOP expense negatively impacting operating expense as discussed above. Adjusting for the impact of the extra week on fiscal 2011 and the incremental ESOP expense in fiscal 2012, net income would have increased approximately 3%. Earnings per diluted share and dilutive shares outstanding were $1.92 and 110.8 million, respectively, in fiscal 2012 and $1.89 and 119.1 million, respectively, in fiscal 2011.

Liquidity and Capital Resources

Patterson’s operating cash flow has been our principal source of liquidity in the last three fiscal years. During fiscal 2012, we used our revolving credit facility periodically as a source of liquidity in addition to operating cash flow. Operating activities generated cash of $299.2 million in fiscal 2013, compared to $321.2 million in fiscal 2012 and $262.6 million in fiscal 2011. Our operating activities are primarily driven by net income.

Capital expenditures were $22.0, $29.7 and $36.9 million in fiscal years 2013, 2012 and 2011, respectively. Significant expenditures in these years included the purchase and expansion of distribution facilities to accommodate multiple business units, the construction of a new facility for the Patterson Technology Center and continuing investments in information systems. In fiscal 2012, a project to build-out a purchased building in Indiana that serves as a distribution facility used by all three business units was completed. This facility is replacing several smaller distribution facilities. In addition, the Patterson Technology Center in Illinois was completed in fiscal 2012. This 100,000 square foot state-of-the-art facility replaced a nearby-leased location and opened in the second quarter of fiscal 2012.

We expect to invest approximately $33 million in capital expenditures during fiscal 2014, our main investment is in information systems. We estimate that we will invest $55 million to $65 million over the next five years to transform our information systems. We estimate that approximately half of this amount with be capitalized over the project life. We are estimating that in incremental $10 million will be expensed in fiscal 2014.

Cash used for acquisitions and equity investments totaled $14.6 million in fiscal 2013, $22.6 million in fiscal 2012 and $52.2 million in fiscal 2011. The majority of the cash used for acquisitions in fiscal 2013 related to the acquisitions of Iowa Dental Supply and Universal Vaporizer Support. The majority of the cash used for acquisitions in fiscal 2012 related to the acquisitions of American Veterinary Supply Corporation and Surgical Synergies.

In fiscal 2013, we retired $125 million of debt. In fiscal 2012, we entered into a new debt agreement for $325 million; see Note 7 of the Consolidated Financial Statements, “Long-term Debt” footnote for further information. There were neither issuances of, nor payments on, debt during fiscal 2011.

Total dividends paid in fiscal 2013, fiscal 2012 and fiscal 2011 were $43.7 million, $54.7 million and $50.0 million, respectively. We expect to continue to pay a quarterly cash dividend for the foreseeable future. In addition, during fiscal 2013, we repurchased approximately 5.0 million shares of common stock for approximately $180 million. In fiscal 2012, we repurchased approximately 12.0 million shares of common stock for approximately $362 million. In fiscal 2011, we repurchased approximately 3.3 million shares of common stock for approximately $99 million. Under a share repurchase plan authorized by the Board of Directors, as of March 19, 2013, Patterson may repurchase up to 25 million shares of its common stock. This authorization remains in effect through March 19, 2018.

Management expects funds generated from operations and existing cash to be sufficient to meet our working capital needs for the next fiscal year. We have $505 million in cash and cash equivalents of which $252 million is in foreign bank accounts. None of which is subject to any withdrawal restrictions. See Note 11, “Income Taxes” for further information regarding our intention to permanently reinvest these funds. We expect to continue to obtain liquidity from the sale of equipment finance contracts. Patterson’s existing debt facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives, including acquisitions. In addition, we have a $300 million revolving credit facility which expires in fiscal 2017.

Patterson sells a significant portion of our finance contracts (see below) to a commercial paper funded conduit managed by a third party bank, and as a result, commercial paper is indirectly an important source of liquidity for Patterson. Patterson is allowed to participate in the conduit due to the quality of our finance contracts and our financial strength. Cash flows could be impaired if our financial strength diminishes to a level that precluded us from taking part in this facility or other similar facilities. Also, market conditions outside of our control could adversely affect the ability for us to sell the contracts.

Customer Financing Arrangements

Patterson is a party to two arrangements under which we have sold finance contracts received from our customers to outside financial institutions. These arrangements provide sources of liquidity for us that would have to be replaced should any of the current financial institutions be unable or unwilling to continue under them.

In December 2010, the Receivables Purchase Agreement was amended to make The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”) the managing agent. As of April 27, 2013, the total capacity under this agreement is $500 million, which includes $300 million with BTMU and the remainder with Royal Bank of Canada (RBC). In August 2011, Fifth Third Bank (FTB) replaced U.S. Bank National Association as the agent under the Contract Purchase Agreement, which has a capacity of $75 million as of April 27, 2013. Our financing business is described in further detail in Note 6, “Customer Financing.” of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Note 6, discusses the nature and business purpose of the arrangements and the activity under each arrangement during fiscal 2013, including the amount of finance contracts sold and the holdback receivable owed to us.

Contractual Obligations

A summary of Patterson’s contractual obligations as of April 27, 2013 follows (in thousands):

	Payment due by year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$725,000	$0	$250,000	150,000	325,000
Interest on Long-Term Debt	174,047	32,984	53,042	40,117	47,904
Operating Leases	87,491	18,077	32,343	22,437	14,634

Patterson is unable to determine its contractual obligations by year related to the provisions of ASC Topic 740, “Income Taxes”, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits including interest and penalties at April 27, 2013, is $21.6 million.

For a more complete description of Patterson’s contractual obligations, see Notes 7 and 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Outlook

Over the last ten years, we have been able to grow revenue and earnings through our strategy of emphasizing value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions. While the weakness in the general economy that has existed during the last several years is expected to continue to affect our performance for at least the near term, Patterson’s strategy will continue to focus on these key elements. With strong operating cash flow and available credit capacity, we are confident that we will be able to financially support our future growth. We believe that the strategic initiatives that we have implemented in the past several years, as well as those that will be implemented in fiscal 2013 and beyond, will strengthen our operational platform and contribute to future growth. Given these factors, we consider ourselves well positioned to capitalize upon the growth opportunities in the dental, companion animal veterinary and the worldwide rehabilitation supply markets.

Asset Management

The following table summarizes Patterson’s days sales outstanding (“DSO”) and inventory turnover the past three fiscal years:

	2013	2012	2011
Days sales outstanding (1)	42	45	48
Inventory turnover (2)	7.1	6.7	6.9

(1)	Receivables as of April 27, 2013, April 28, 2012 and April 30, 2011 include approximately $9 million, $20 million and $19 million, respectively, of finance contracts received from customers related to certain financing promotions in fiscal 2013, 2012 and 2011. Patterson has sold contracts in fiscal 2013 and expects to sell the contracts held as of April 27, 2013 to outside institutions under an existing agreement during fiscal 2014. If these finance contracts are excluded from the calculation of DSO, the pro forma DSO would be 42, 43 and 46 as of April 27, 2013, April 28, 2012 and April 30, 2011, respectively.
(2)	The inventory values used in this calculation are the LIFO inventory values for all inventories except for manufactured inventories and foreign inventories, which are valued using FIFO inventory methods.

Foreign Operations

Foreign sales derive primarily from Patterson Dental and Patterson Medical operations in Canada and from Patterson Medical operations in the U.K., France and Australia. Fluctuations in currency exchange rates have not significantly impacted earnings. However, changes in exchange rates adversely affected net sales in fiscal 2013 and enhanced net sales in fiscal 2012 and 2011. Without foreign currency effects, net sales would have been $5.6 million higher, $6.1 million lower, and $12.4 million lower in fiscal years 2013, 2012 and 2011, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.

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

Revenue Recognition – Revenues are generated from the sale of consumable products, equipment, software products and services, technical service parts and labor, freight and delivery charges, and other sources. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and there is reasonable assurance of collection of the sale. Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items. In addition to revenues generated from the distribution of consumable products under conventional arrangements (buy/sell agreements) where the full market value of the product is recorded as revenue, the veterinary segment may earn a small amount of commission income for services provided under agency agreements with certain pharmaceutical manufacturers. The services generally consist of detailing the product and taking the customer’s order. The agency agreement contrasts to a buy/sell agreement in that the veterinary segment does not purchase and handle the product or bill and collect from the customer in an agency relationship with a vendor.

Consumable product sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point. Commissions under agency agreements are recorded when the services are provided.

Equipment and software product revenues are recognized upon delivery and, if necessary, installation. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Patterson provides financing for select equipment and software sales. Revenue is recorded at the present value of the finance contract, with discount, if any, and interest income recognized over the life of the finance contract as “other income”. See Note 6 to the Consolidated Financial Statements, for more information regarding customer financing.

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

Patterson Advantage Loyalty Program – Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 28, 2012, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87% of the maximum potential amount that could be redeemed. We use the redemption recognition method, and we recognize the estimated value of unused – Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.

Inventory and Reserves – Inventory consists primarily of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. We continually assess the valuation of inventories and reduce the carrying value of those inventories that are obsolete or in excess of forecasted usage to estimated realizable value. Estimates are made of the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.

Goodwill and Other Indefinite-Lived Intangible Assets – Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.

We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.

Goodwill for each reporting unit is evaluated using a two-step impairment test at the reporting unit level. Patterson has three reporting units at April 27, 2013, which are the same as our operating units. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of goodwill impairment loss to be recorded. The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Patterson conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations. Additionally, in assessing goodwill for impairment, the reasonableness of the implied control premium is considered based on market capitalizations and recent market transactions.

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

In the fourth quarter of fiscal 2013, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Although we believe estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and financial results, including an impairment charge that could be material.

The medical reporting unit was evaluated using the a quantitative assessment for impairment testing. This reporting unit has a higher level of sensitivity to impairment as management currently assesses the various estimates and assumptions used to conduct these tests. A significant reduction in these assumptions from further softening in medical utilizations in the U.S. or more severe austerity measures in the United Kingdom could cause us to recognize a material impairment charge on this reporting unit. At April 27, 2013, the estimated fair value of this reporting unit exceeded its book value by approximately 20%.

Long-Lived Assets – Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of an exclusive distribution agreement and customer lists. When impairment exists, the related assets are written down to fair value.

Income Taxes – We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes.

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

To the extent that the provision for income taxes would have increased/decreased by 1 percent of income before taxes, consolidated net income would have decreased/increased $3.2 million in fiscal 2013.

Valuation allowances are established for deferred tax assets if, after assessment of available positive and negative evidence, it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance reflected in the footnote disclosure relates to net operating loss carryforwards of Mobilis Healthcare Group, which was acquired during Fiscal 2009 and is principally based in the United Kingdom.

Self-insurance – Patterson is self-insured for certain losses related to general liability, product liability, automobile, workers’ compensation and medical claims. We estimate our liabilities based upon an analysis of historical data and actuarial estimates. While current estimates are believed reasonable based on information currently available, actual results could differ and affect financial results due to changes in the amount or frequency of claims, medical cost inflation or other factors. Historically, actual results related to these types of claims have not varied significantly from estimated amounts.

Stock-based Compensation – We recognize stock-based compensation based on certain assumptions including inputs within the Black-Scholes Model and estimated forfeitures. These assumptions require subjective judgment and changes in the assumptions can materially affect fair value estimates. Management assesses the assumptions and methodologies used to estimate forfeitures and to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination or estimates of forfeitures. If factors change and we employ different assumptions, the amount of compensation expense associated with stock-based compensation may differ significantly from what was recorded in the current period.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk consisting of foreign currency rate fluctuations and changes in interest rates.

Patterson is exposed to foreign currency exchange rate fluctuations in its operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds, Euros, Australian Dollars and New Zealand Dollars. Although Patterson is not currently involved with foreign currency hedge contracts, it continually evaluates our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have reduced fiscal 2013 net sales by approximately $30 million. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

Patterson’s earnings are also affected by fluctuations in short-term interest rates through the investment of cash balances and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a bank that provide for pricing based on variable interest rates.

When considering the exposure under the agreements whereby Patterson sells equipment finance contracts to both a commercial paper conduit and bank, Patterson has the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the majority of the portfolio of installment contracts generally turns over in less than 48 months, and Patterson can adjust the rate we charge on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, we use an interest rate curve that approximates the maturity period of the then-outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contracts sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets.

Patterson estimates that if interest rates changed by 10% during the year, the annual impact would have been less than $1 million to earnings before income taxes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 27, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 27, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patterson Companies, Inc. as of April 27, 2013 and April 28, 2012, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 27, 2013, and our report dated June 26, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. as of April 27, 2013 and April 28, 2012, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 27, 2013. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 27, 2013 and April 28, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended April 27, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patterson Companies, Inc.’s internal control over financial reporting as of April 27, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 26, 2013

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 27, 2013	April 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$505,228	$573,781
Receivables, net of allowance for doubtful accounts of $5,808 and $7,831 at April 27, 2013 and April 28, 2012, respectively	448,158	464,869
Inventory	360,563	319,952
Prepaid expenses and other current assets	47,387	44,911

Total current assets	1,361,336	1,403,513
Property and equipment, net	192,020	195,465
Long-term receivables, net	85,427	92,049
Goodwill	823,740	810,252
Identifiable intangibles, net	196,656	212,557
Other	22,599	25,532

Total assets	$2,681,778	$2,739,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,795	$207,915
Accrued payroll expense	70,687	66,386
Other accrued expense	128,037	130,347
Current maturities of long-term debt	—	125,000

Total current liabilities	448,519	529,648
Long-term debt	725,000	725,000
Deferred income taxes	93,329	81,856
Other	20,475	27,662

Total liabilities	1,287,323	1,364,166
Stockholders’ equity:
Common Stock, $.01 par value: Authorized shares – 600,000 Issued and outstanding shares – 105,570 and 109,920 at April 27, 2013, and April 28, 2012, respectively	1,056	1,099
Additional paid-in capital	—	—
Accumulated other comprehensive income	25,165	32,455
Retained earnings	1,463,358	1,456,233
Unearned ESOP shares	(95,124)	(114,585)

Total stockholders’ equity	1,394,455	1,375,202

Total liabilities and stockholders’ equity	$2,681,778	$2,739,368

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Twelve Months Ended
	April 27, 2013	April 28, 2012	April 30, 2011
Net sales	$3,637,212	$3,535,661	$3,415,670
Cost of sales	2,446,443	2,373,147	2,271,445

Gross profit	1,190,769	1,162,514	1,144,225
Operating expenses	836,314	804,505	768,217

Operating income	354,455	358,009	376,008

Other income and expense:
Other income, net	3,059	2,146	5,719
Interest expense	(36,397)	(30,343)	(25,840)

Income before taxes	321,117	329,812	355,887
Income taxes	110,845	116,997	130,502

Net income	$210,272	$212,815	$225,385

Earnings per share:
Basic	$2.04	$1.93	$1.91

Diluted	$2.03	$1.92	$1.89

Shares:
Basic	103,030	110,121	118,290

Diluted	103,807	110,846	119,066

Dividends declared per common share	$0.58	$0.50	$0.42

Comprehensive income
Net income	$210,272	$212,815	$225,385
Foreign currency translation (loss) gain	(7,132)	(9,372)	18,782
Cash flow hedge	(158)	(123)	(123)

Comprehensive income	$202,982	$203,320	$244,044

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Unearned ESOP Shares	Total
	Number	Amount
Balance at April 24, 2010	123,437,066	$1,234	$41,703	$23,291	$1,493,885	$(118,602)	$1,441,511
Foreign currency translation	—	—	—	18,782	—	—	18,782
Cash flow hedge	—	—	—	(123)	—	—	(123)
Net income	—	—	—	—	225,385	—	225,385

Comprehensive income							244,044
Dividends declared	—	—	—	—	(50,022)	—	(50,022)
Common stock issued and related tax benefits	920,158	9	9,993	—	—	—	10,002
Repurchase of common stock	(3,257,374)	(32)	(62,177)	—	(36,751)	—	(98,960)
Stock-based compensation	—	—	10,481	—	—	—	10,481
ESOP activity	—	—	—	—	—	3,484	3,484

Balance at April 30, 2011	121,099,850	1,211	—	41,950	1,632,497	(115,118)	1,560,540
Foreign currency translation	—	—	—	(9,372)	—	—	(9,372)
Cash flow hedge	—	—	—	(123)	—	—	(123)
Net income	—	—	—	—	212,815	—	212,815

Comprehensive income							203,320
Dividends declared	—	—	—	—	(55,319)	—	(55,319)
Common stock issued and related tax benefits	778,856	8	14,552	—	—	—	14,560
Repurchase of common stock	(11,954,257)	(120)	(27,167)	—	(333,760)	—	(361,047)
Stock-based compensation	—	—	12,615	—	—	—	12,615
ESOP activity	—	—	—	—	—	533	533

Balance at April 28, 2012	109,924,449	1,099	—	32,455	1,456,233	(114,585)	1,375,202
Foreign currency translation	—	—	—	(7,132)	—	—	(7,132)
Cash flow hedge	—	—	—	(158)	—	—	(158)
Net income	—	—	—	—	210,272	—	210,272

							—
Comprehensive income							202,982
Dividends declared	—	—	—	—	(57,384)	—	(57,384)
Common stock issued and related tax benefits	869,580	9	21,316	—	—	—	21,325
Repurchase of common stock	(5,224,017)	(52)	(35,941)	—	(145,763)	—	(181,756)
Stock-based compensation	—	—	14,625	—	—	—	14,625
ESOP activity	—	—	—	—	—	19,461	19,461

Balance at April 27, 2013	105,570,012	$1,056	$—	$25,165	$1,463,358	$(95,124)	$1,394,455

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011
Operating activities:
Net income	$210,272	$212,815	$225,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,720	25,254	24,613
Amortization	20,282	16,955	16,726
Bad debt expense	1,119	2,445	3,409
Stock-based compensation	14,625	12,615	10,481
Excess tax benefits from stock-based compensation	(2,487)	(1,371)	(1,276)
ESOP compensation	20,577	756	2,113
Deferred income taxes	7,049	89	17,170
Change in assets and liabilities net of acquired:
Decrease in receivables	17,226	468	3,784
Decrease (increase) in inventory	(39,096)	16,859	(26,639)
(Decrease) increase in accounts payable	41,347	(6,847)	9,664
(Decrease) increase in accrued liabilities	(21,767)	37,948	(5,754)
Decrease (increase) in long-term receivables	27	(1,766)	(15,212)
Other changes from operating activities, net	4,301	4,938	(1,852)

Net cash provided by operating activities	299,195	321,158	262,612

Investing activities:
Additions to property and equipment, net of acquisitions	(21,983)	(29,650)	(36,822)
Acquisitions and equity investments, net of cash	(14,650)	(22,620)	(52,187)
Other investing activities	6,595	—	—

Net cash used in investing activities	(30,038)	(52,270)	(89,009)

Financing activities:
Dividends paid	(43,767)	(54,741)	(49,992)
Repurchases of common stock	(179,525)	(362,379)	(97,153)
ESOP activity	1,576	931	707
Common stock issued, net	13,131	13,621	11,940
Retirement of long term debt	(125,000)
Debt issuance cost		(1,862)
Proceeds from issuance of long-term debt	—	325,000	—
Excess tax benefits from stock-based compensation	2,487	1,371	1,276

Net cash used in financing activities	(331,098)	(78,059)	(133,222)
Effect of exchange rate changes on cash	(6,612)	(5,713)	7,693

Net (decrease) increase in cash and cash equivalents	(68,553)	185,116	48,074
Cash and cash equivalents at beginning of period	573,781	388,665	340,591

Cash and cash equivalents at end of period	$505,228	$573,781	$388,665

Supplemental disclosures:
Income taxes paid	$124,146	$81,959	$112,840
Interest paid	35,965	24,868	24,703
Repurchases of common stock with liability due to broker	2,707	475	1,807

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 27, 2013

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Patterson Companies, Inc., (referred to herein as “Patterson” or in the first person notations “we,” “our,” and “us”) is a value-added distributor serving the dental, companion animal veterinarian and rehabilitation supply markets. Patterson Companies has three reportable segments: dental supply, veterinary supply and rehabilitation supply.

Basis of Presentation

The consolidated financial statements include the accounts of our wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation. The respective assets of PDC Funding Company, LLC and PDC Funding Company II, LLC, would be available first and foremost to satisfy the claims of their respective creditors. There are no known creditors of PDC Funding Company, LLC or PDC Funding Company II, LLC.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Fiscal Year End

We utilize a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Accordingly, fiscal year 2011 included fifty-three weeks and fiscal years 2013 and 2012 included fifty-two weeks.

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

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO represent 83% and 81% of total inventories at April 27, 2013 and April 28, 2012, respectively.

The accumulated LIFO reserve was $70,415 at April 27, 2013 and $66,808 at April 28, 2012. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over estimated useful lives of up to 39 years for buildings or the expected remaining life of purchased buildings, the term of the lease for leasehold improvements, 3 years for laptops, 5 years for data processing equipment, and 5 to 10 years for office furniture and equipment.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We have three reporting units as of April 27, 2013, which are the same as our operating units. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.

We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.

If the qualitative assessment concludes that the two-step impairment test is necessary we first compare the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of goodwill impairment loss to be recorded. The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. Additionally, in assessing goodwill for impairment, we consider the reasonableness of the implied control premium based on market capitalizations and recent market transactions.

We evaluate certain indefinite-lived intangibles using a qualitative assessment to determine whether it is more likely than not that the fair value of the other indefinite-lived intangible assets is less than its carrying amount. If we determine that the fair value may be less than its carrying amount, we compare the carrying value of the asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Otherwise, we conclude that no impairment is indicated and we do not perform the quantitative test. The determination of fair value involves assumptions, including projected revenues and gross profit levels, as well as consideration of any factors that may indicate potential impairment.

In the fourth quarter of fiscal 2013, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Although we believe our estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and our financial results, including an impairment charge that could be material. See Note 3 for additional information about goodwill and intangible assets.

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

Financial Instruments

We account for derivative financial instruments under the provisions of Accounting Standard Codification Topic 815, “Derivatives and Hedging.” Our use of derivative financial instruments is generally limited to managing well-defined interest rate risks. Patterson does not use financial instruments or derivatives for any trading purposes.

Revenue Recognition

Revenues are generated from the sale of consumable products, equipment, software products and services, technical service parts and labor, freight and delivery charges, and other sources. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and there is reasonable assurance of collection of the sale. Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items. In addition to revenues generated from the distribution of consumable products under conventional arrangements (buy/sell agreements) where the full market value of the product is recorded as revenue, the veterinary segment may earn a small amount of commission income for services provided under agency agreements with certain pharmaceutical manufacturers. The services generally consist of detailing the product and taking the customer’s order. The agency agreement contrasts to a buy/sell agreement in that the veterinary segment does not purchase and handle the product or bill and collect from the customer in an agency relationship with a vendor.

Consumable product sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point. Commissions under agency agreements are recorded when the services are provided.

Equipment and software product revenues are recognized upon delivery and, if necessary, installation. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Patterson provides financing for select equipment and software sales. Revenue is recorded at the present value of the finance contract, with discount, if any, and interest income recognized over the life of the finance contract as “other income”. See Note 5 to the Consolidated Financial Statements, for more information regarding customer financing.

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

Patterson Advantage Loyalty Program

The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program are recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 27, 2013, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87% of the maximum potential amount that could be redeemed. We use the redemption recognition method and we recognize the estimated value of unused Advantage dollars as a percentage of Patterson Advantage dollars earned. Breakage recognized was immaterial to all periods presented.

Freight and Delivery Charges

Freight and delivery charges are included in “cost of sales”.

Advertising

We expense all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $19,721, $18,811 and $20,630 for fiscal years 2013, 2012 and 2011, respectively. Deferred direct-marketing expenses included in prepaid and other current assets on the consolidated balance sheet as of April 27, 2013, and April 28, 2012 were $1,845 and $3,312, respectively.

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

Self-insurance

Patterson is self-insured for certain losses related to general liability, product liability, automobile, workers’ compensation and medical claims. We estimate our liabilities based upon an analysis of historical data and actuarial estimates. While current estimates are believed reasonable based on information currently available, actual results could differ and affect financial results due to changes in the amount or frequency of claims, medical cost inflation or other factors. Historically, actual results related to these types of claims have not varied significantly from estimated amounts.

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

	Fiscal Year
	2013	2012	2011
	(in thousands)
Denominator:
Denominator for basic earnings per share – weighted average shares	103,030	110,121	118,290
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	777	725	776

Denominator for diluted earnings per share – adjusted weighted average shares	103,807	110,846	119,066

Options to purchase 362, 520 and 559 shares of common stock during fiscal years 2013, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding which were excluded from the calculation of diluted earnings per share during fiscal years 2013, 2012 and 2011 were 0, 140 and 173, respectively, because the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. For Patterson, this ASU was effective beginning January 27, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on our consolidated results of operations or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For Patterson, this ASU is effective beginning April 28, 2013. The adoption of this standard will not have a material impact on Patterson’s consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 enhances disclosures surrounding offsetting (netting) assets and liabilities. The standard applies to financial instruments and derivatives and requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to a master netting arrangement. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this standard did not have a material impact on Patterson’s consolidated results of operations or financial condition.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, entities testing goodwill for impairment now have the option to perform a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is not required. Otherwise, no further impairment testing is required. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this standard did not have a material impact on Patterson’s consolidated results of operations or financial condition.

2. Cash and cash equivalents

At April 27, 2013 and April 28, 2012, cash and cash equivalents consisted of the following:

	April 27, 2013	April 28, 2012
Cash on hand	$222,609	$251,849
Money market funds	282,619	321,932

Total	$505,228	$573,781

Cash on hand is generally in interest earning accounts.

3. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for each of our reportable segments for the fiscal year ended April 27, 2013 are as follows:

	Balance at April 28, 2012	Acquisition Activity	Other Activity	Balance at April 27, 2013
Dental supply	$132,677	$5,190	$—	$137,867
Rehabilitation supply	543,131	—	5,889	549,020
Veterinary supply	134,444	2,250	159	136,853

Total	$810,252	$7,440	$6,048	$823,740

The increase in the acquisition activity column during the twelve-month period ended April 27, 2013 primarily reflects the preliminary purchase price allocation for the Dental segment acquisition of Iowa Dental Supply and the Veterinary segment acquisition of American Veterinary Supply Corporation, which were acquired in fiscal 2013. The other activity column is comprised primarily of earn-out payments made related to acquisitions completed prior to the adoption of the guidance in ASC 805 and foreign currency translation.

Other intangibles assets acquired in the acquisitions in fiscal 2013 had a fair value of approximately $4,910 and a weighted average useful life of 10 years.

Balances of other intangible assets excluding goodwill are as follows:

	April 27, 2013	April 28, 2012
Unamortized – indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464

Amortized:
Distribution agreement, customer lists and other	235,781	231,739
Less: Accumulated amortization	(115,589)	(95,646)

Net amortized intangible assets	120,192	136,093

Total identifiable intangible assets, net	$196,656	$212,557

In 2006, we extended our exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC dental restorative system. We paid a $100,000 distribution fee to extend the agreement for a 10-year period that began in October 2007, which is included in identifiable intangibles, net in the consolidated balance sheet. The amortization of the distribution agreement fee is recorded over the 10-year period based on estimates of the pattern in which the economic benefits of the fee are expected to be realized, consisting primarily of revenues generated from the sale of CEREC dental restorative systems. Amortization expense in any year may differ significantly from other years. In early fiscal 2013, we expanded our exclusive distribution relationship with Sirona to add SIRONA imaging products to our exclusive offerings, as well as add mechanisms to adjust the exclusivity term depending on performance. No additional monies were exchanged as part of this expanded relationship. This is not a “take-or-pay” contract.

With respect to the amortized intangible assets, future amortization expense is expected to approximate $22,847, $23,664, $24,609, $24,978, $11,460 for fiscal years 2014, 2015, 2016, 2017 and 2018, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, actual revenues generated from the sale of CEREC dental restorative systems, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

4. Acquisitions and Equity Investments

We completed smaller acquisitions during fiscal years 2013, 2012 and 2011. The operating results of each of these acquisitions are included in our consolidated statements of income from the date of each acquisition. Pro forma results of operations and details of the purchase price allocations have not been presented for these acquisitions since the effects of these business acquisitions were not material either individually or in the aggregate. A listing of acquisitions completed during the periods covered by these financial statements is presented below. We acquired 100% of all companies listed below:

Entity	Segment
Fiscal 2013:
Iowa Dental Supply	Dental supply
Universal Vaporizer Support	Veterinary supply

Fiscal 2012:
American Veterinarian Supply Corp.	Veterinary supply
Surgical Synergies Pty Ltd.	Rehabilitation supply
Orthoplast	Rehabilitation supply

Fiscal 2011:
DCC Healthcare	Rehabilitation supply
ePet Records LLC	Veterinary supply

5. Property and Equipment

Property and equipment consisted of the following items:

	April 27, 2013	April 28, 2012
Land	$14,811	$15,578
Buildings	127,364	130,009
Leasehold improvements	16,751	15,058
Furniture and equipment	139,261	139,506
Data processing equipment	98,117	87,780
Construction-in-progress	5,594	3,385

	401,898	391,316
Accumulated depreciation	(209,878)	(195,851)

Property and equipment, net	$192,020	$195,465

6. Customer Financing

As a convenience to our customers, we offer several different financing alternatives including both our Company-sponsored program and a third party program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under our sponsored program, equipment purchased by customers with strong credit may be financed up to a maximum of $400 for any one customer. We generally sell the customers’ financing contracts to outside financial institutions in the normal course of our business. Patterson currently has two arrangements under which we sell these contracts.

Patterson operated under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit. We receive approximately 85% of the principal amounts of the contracts upon sale. The remaining 15% of the proceeds are held by the conduit as security against the eventual performance of the portfolio. The capacity under the agreement at April 27, 2013 was $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive approximately 82% of the principal amounts of the contracts upon sale. The remaining 18% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The capacity under the agreement at April 27, 2013 was $75,000.

The portion of the purchase price for the receivables held by the conduits is a deferred purchase price receivable, which is paid to the SPE as payments on the receivables are collected from customers. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The Company values the deferred purchase price receivable based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which include a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant increases in any of the significant unobservable inputs in isolation would not result in a materially lower fair value estimate. The interrelationship between these inputs is insignificant.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During fiscal 2013, 2012 and 2011, we sold approximately $283,175, $287,627 and $296,403, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by

Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with the covenants at April 27, 2013.

Included in current receivables in the consolidated balance sheets are approximately $64,272, net of unearned income of $1,586, and $81,822, net of unearned income of $7,396, as of April 27, 2013 and April 28, 2012, respectively, of finance contracts not yet sold by Patterson. A total of $491,717 of finance contracts receivable sold under the agreements was outstanding at April 27, 2013. The deferred purchase price under the arrangements was approximately $72,328 and $78,923 as of April 27, 2013 and April 28, 2012, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

7. Long-Term Debt

Expected future minimum principal payments under our debt obligations are as follows: $250,000 in fiscal 2015, $150,000 in fiscal 2018, $60,000 in fiscal 2019 and $265,000 in years thereafter.

In March 2008, Patterson issued fixed-rate senior notes with an aggregate principal amount of $450,000, consisting of (i) $50,000 4.63% senior notes, paid in fiscal 2013; (ii) $250,000 5.17% senior notes, due fiscal 2015; and (iii) $150,000 5.75% senior notes, due fiscal 2018.

Also in March 2008, we entered into a term loan agreement with a group of banks in the principal amount of $75,000, which was paid in fiscal 2013. The term loan did bear interest at a floating rate based on LIBOR plus a spread that ranged from 0.50% to 1.25% based on our leverage ratio, as defined in the agreement. During the years ended April 27, 2013 and April 28, 2012, the weighted average interest rate of this term loan was 1.74% and 1.20%, respectively.

In December 2011, we issued fixed-rate senior notes with an aggregate principal amount of $325,000, consisting of (i) $60,000 2.95% senior notes, due fiscal 2019; (ii) $165,000 3.59% senior notes, due fiscal 2022; and (iii) $100,000 3.74% senior notes, due fiscal 2024.

A portion of the proceeds from the issuance of debt in December 2011 was used to repurchase shares of our common stock and to repay borrowings under our revolving line of credit. The remaining proceeds are intended to be used for general corporate purposes. Debt issuance costs associated with the issuance of debt in March 2008 of $1,800 and in December 2011 of $1,800 are being amortized to interest expense over the life of the related debt.

In addition, in March 2008 we entered into two forward starting interest rate swap agreements, each with notional amounts of $100,000 and accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the issuance of the 5.17% senior notes due fiscal 2015 and the 5.75% senior notes due fiscal 2018, respectively. Upon issuance of the hedged debt, Patterson settled the forward starting interest rate swap agreements and recorded a $1,000 increase, net of income taxes, to other comprehensive income, which is being amortized against interest expense over the life of the related debt. The pre-tax amount reclassified into earnings during fiscal years 2013, 2012 and 2011 was $200. The amount expected to be reclassified into earnings during fiscal 2014 is also expected to be $200.

Patterson has available a $300,000 revolving credit facility through December 2016. Interest on borrowings is based on LIBOR plus a spread which can range from 1.125% to 1.875%. This spread as well as a commitment fee on the unused portion of the facility are based on our leverage ratio, as defined in the agreement. There were no outstanding borrowings under the facility at April 27, 2013 or April 28, 2012.

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios as defined in the agreements. Patterson met the financial and nonfinancial covenants under the debt agreements as of April 27, 2013.

Patterson’s debt consists of the following:

	April 27, 2013	April 28, 2012
4.63% senior notes due fiscal 2013	$—	$50,000
5.17% senior notes due fiscal 2015	250,000	250,000
5.75% senior notes due fiscal 2018	150,000	150,000
2.95% senior notes due fiscal 2019	60,000	60,000
3.59% senior notes due fiscal 2022	165,000	165,000
3.74% senior notes due fiscal 2024	100,000	100,000
Variable rate (LIBOR plus 1.25%) term loan due fiscal 2013	—	75,000

Total debt	725,000	850,000
Less: current debt obligations	—	125,000

Long-term debt	$725,000	$725,000

8. Derivative Financial Instruments

Patterson is a party to certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On December 2, 2012, this agreement was amended on terms consistent with the expiring agreement. These agreements are structured to expire at the end of a 364-day term, so, effectively, they are amended annually. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit and replace a minimum interest rate margin previously required under the sale agreement.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 27, 2013, PDC Funding had purchased an interest rate cap from a bank with notional amount of $500,000 and maturity date of December 2019. Patterson Companies, Inc. sold an identical interest rate cap to the same bank.

Similar to the above agreements, PDC Funding II and Patterson Companies, Inc. have entered into offsetting and identical interest rate swap agreements with a notional amount of $75,000. During the second quarter of 2013, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. As of April 27, 2013 these agreements had notional amounts of $75,000 and maturity dates of July 2020.

In addition to the identical purchased and sold interest rate contracts described above, in May 2012, we entered into two interest rate swap agreements with banks to economically hedge the interest rate risk associated with our finance contracts.

Our interest rate contracts do not qualify for hedge accounting treatment, and, accordingly, we record the fair value of the agreements as an asset or liability, and the change in any period as income or expense during the period in which the change occurs.

In the first quarter of fiscal 2011, we entered into a foreign currency forward contract that was settled in the same quarter. This contract served as an economic hedge and was not designated as a hedge for accounting purposes. The total gain on the contract was $100.

In the second quarter of fiscal 2011, we entered into a foreign currency forward contract that served to manage foreign exchange risk on a short-term intercompany loan. The forward contract and intercompany loan were both settled during the quarter. The loss on the contract was $2,000 that effectively was offset by the gain on the intercompany loan.

The following presents the fair value of interest rate contracts included in the consolidated balance sheets:

	Assets			Liabilities
	Classification	Fair Value		Classification	Fair Value
Derivative type		April 27, 2013	April 28, 2012		April 27, 2013	April 28, 2012
Interest rate contracts	Other noncurrent assets	$486	$245	Other noncurrent liabilities	$509	$245

The following presents the effect of interest rate and foreign currency contracts on the consolidated statements of income:

Derivative type	Classification of gain (loss) recognized on derivative	Gain (loss) recognized on derivative
		Fiscal Year
		2013	2012	2011
Interest rate contracts	Other income (expense), net	$78	$2	(40)
Foreign currency contracts	Other income (expense), net	$0.0	$0.0	($1.9)

9. Fair Value Measurements

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 27, 2013 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivlanets	$282,619	$282,619	$—	$—
Derivative instruments	486	—	486	—

Total assets	$283,105	$282,619	$486	$—

Liabilities:
Derivative instruments	$509	$—	$509	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 28, 2012 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$321,932	$321,932	$—	$—
Derivative instruments	245	—	245	—

Total assets	$322,177	$321,932	$245	$—

Liabilities:
Derivative instruments	$245	$—	$245	$—

Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.

Derivative instruments – Patterson’s derivative instruments consist of interest rate contracts. These instruments are valued using inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets in fiscal years 2013, 2012 and 2011.

Patterson’s debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 27, 2013 and April 28, 2012 was $774,606 and $869,700, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 27, 2013 and April 28, 2012.

10. Lease Commitments

Patterson leases facilities for its branch office locations, a few small distribution facilities, and certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under non-cancelable operating leases are as follows at April 27, 2013:

2014	$18,077
2015	17,326
2016	15,017
2017	12,767
2018	9,670
Thereafter	14,634

Total minimum payments required	$87,491

Rent expense was $22,016, $20,819 and $20,459 for the years ended April 27, 2013, April 28, 2012 and April 30, 2011, respectively.

11. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2013	2012	2011
Current:
Federal	$80,290	$89,612	$87,315
Foreign	13,471	16,726	14,548
State	10,035	10,570	11,469

Total current	103,796	116,908	113,332
Deferred:
Federal	6,667	872	14,938
Foreign	(963)	(895)	310
State	1,345	112	1,922

Total deferred	7,049	89	17,170

Provision for income taxes	$110,845	$116,997	$130,502

Deferred tax assets and liabilities are included in “prepaid expenses” and “other current assets” and in “non-current liabilities” on the balance sheet. Significant components of Patterson’s deferred tax assets (liabilities) as of April 27, 2013 and April 28, 2012 are as follows:

	2013	2012
Deferred current income tax asset (liability):
Capital accumulation plan	$5,540	$4,045
Inventory related items	8,170	5,600
Bad debt allowance	2,092	2,022
LIFO reserve	(15,901)	(12,773)
Other	17,075	14,068

Deferred net current income tax asset	16,976	12,962

Deferred long-term income tax (liability) asset:
Amortizable intangibles	(27,934)	(29,142)
Goodwill	(62,911)	(56,026)
Property, plant, equipment	(5,390)	(3,901)
Stock based compensation expense	9,603	7,897
Net operating loss carryforwards	8,070	7,656
Other	(10,290)	(3,568)

	(88,852)	(77,084)
Valuation allowance	(4,477)	(4,772)

Deferred net long-term income tax liability	(93,329)	(81,856)

Net deferred income tax liability	$(76,353)	$(68,894)

At April 27, 2013, we had foreign net operating loss carryforwards (“NOLs”) of $33,462, the majority of which are attributable to companies outside the U.S. that were acquired in prior years. A valuation allowance has been recorded for a portion of the $8,070 of deferred tax asset resulting from these NOLs because we believe that it is more likely than not that the losses will not be fully utilized due to uncertainties relating to future taxable income from the acquired companies.

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total undistributed earnings that would be subject to federal income tax if remitted under existing law are approximately $252,261 as of April 27, 2013. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. If a future distribution of these earnings is made, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2013	2012	2011
Tax at U.S. statutory rate	$112,391	$115,434	$124,561
State tax provision, net of federal benefit	8,322	7,277	8,950
Effect of foreign taxes	(4,603)	(3,944)	(1,742)
Other	(5,265)	(1,770)	(1,267)

	$110,845	$116,997	$130,502

We have accounted for the uncertainty in income taxes recognized in the financial statements in accordance with ASC Topic 740, “Income Taxes”. This standard clarifies the separate identification and reporting of estimated amounts that could be assessed upon audit. The potential assessments are considered unrecognized tax benefits, because, if it is ultimately determined they are unnecessary, the reversal of these previously recorded amounts will result in a beneficial impact to our financial statements.

As of April 27, 2013 and April 28 2012, Patterson’s gross unrecognized tax benefits were $19,155 and $18,099, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $4,735 and $5,037, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheet.

A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended April 27, 2013 and April 28, 2012 are shown below:

	2013	2012
Balances beginning of period	$18,099	$18,963
Additions for tax positions related to the current year	2,568	2,288
Additions for tax positions of prior years	1,638	474
Reductions for tax positions of prior years	(1,135)	(1,778)
Statute expirations	(1,907)	(1,618)
Settlements	(108)	(230)

Balance, end of period	$19,155	$18,099

We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 27, 2013 and April 28, 2012, we had recorded $2,358 and $2,575, respectively, for interest and penalties. These amounts are also included in other long-term liabilities on the consolidated balance sheet. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 27, 2013, we recorded as part of tax expense $526 related to an increase in our estimated liability for interest and penalties.

Patterson files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. The Internal Revenue Service (“IRS”) has either examined or waived examination for all periods up to and including our fiscal year ended April 24, 2010. Periodically, state, local and foreign income tax returns are examined by various taxing authorities. We do not believe that the outcome of these various examinations would have a material adverse impact on our financial statements.

12. Segment and Geographic Data

Patterson Companies, Inc. is comprised of three reportable segments: dental supply, veterinary supply, and rehabilitation supply. Our reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other dental healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics in the majority of regions throughout the United States. The rehabilitation supply segment provides a comprehensive range of distributed and self-manufactured rehabilitation medical supplies and assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

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

The following table presents information about Patterson’s reportable segments:

	Fiscal Year
	2013	2012	2011
Net sales
Dental supply	$2,379,970	$2,287,875	$2,236,056
Rehabilitation supply	501,997	513,340	504,734
Veterinary supply	755,245	734,446	674,880

Consolidated net sales	$3,637,212	$3,535,661	$3,415,670

Operating income
Dental supply	$247,747	$246,755	$272,185
Rehabilitation supply	65,027	72,442	66,809
Veterinary supply	41,681	38,812	37,014

Consolidated operating income	$354,455	$358,009	$376,008

Depreciation and amortization
Dental supply	$34,953	$31,375	$27,410
Rehabilitation supply	7,683	7,472	7,833
Veterinary supply	3,366	3,362	6,096

Consolidated depreciation and amortization	$46,002	$42,209	$41,339

Total assets
Dental supply	$1,442,667	$1,502,672	$1,359,659
Rehabilitation supply	881,323	883,287	863,930
Veterinary supply	357,788	353,409	341,379

Consolidated total assets	$2,681,778	$2,739,368	$2,564,968

The following table presents sales information by product for Patterson and its reportable segments:

	Fiscal Year
	2013	2012	2011
Consolidated
Consumable and printed products	$2,343,407	$2,312,309	$2,232,876
Equipment and software	993,767	930,601	900,846
Other	300,038	292,751	281,948

Total	$3,637,212	$3,535,661	$3,415,670

Dental supply
Consumable and printed products	$1,273,222	$1,263,515	$1,253,224
Equipment and software	843,880	768,633	734,749
Other	262,868	255,727	248,083

Total	$2,379,970	$2,287,875	$2,236,056

Rehabilitation supply
Consumable and printed products	$361,164	$363,004	$348,641
Equipment and software	114,818	123,649	131,776
Other	26,015	26,687	24,317

Total	$501,997	$513,340	$504,734

Veterinary supply
Consumable and printed products	$709,021	$685,790	$631,011
Equipment and software	35,069	38,319	34,321
Other	11,155	10,337	9,548

Total	$755,245	$734,446	$674,880

The following table presents information about Patterson by geographic area. No individual country, except for the United States, generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year
	2013	2012	2011
Net sales
United States	$3,211,979	$3,104,047	$3,006,984
International	425,233	431,614	408,686

Total	$3,637,212	$3,535,661	$3,415,670

Income before tax
United States	$273,037	$273,314	$304,592
International	48,080	56,498	51,295

Total	$321,117	$329,812	$355,887

Long-lived assets
United States	$1,176,815	$1,192,437	$1,195,359
International	143,627	143,418	138,900

Total	$1,320,442	$1,335,855	$1,334,259

13. Stockholders’ Equity

Dividends

The following table presents our declared and paid cash dividends per share on our common stock for the past three years. The dividend declared in the fourth quarter of fiscal 2013 was paid early in the subsequent quarter; all other dividends were declared and paid in the same period. Patterson expects to continue paying a quarterly cash dividend into the foreseeable future.

	Period
Fiscal year	1	2	3	4
2013	$0.14	$0.14	$0.14	$0.16
2012	$0.12	$0.12	$0.12	$0.14
2011	$0.10	$0.10	$0.10	$0.12

Share Repurchases

During fiscal 2013, we repurchased and retired 5,224,017 shares of our common stock for $181,756, or an average of $34.79 per share. During fiscal 2012, we repurchased and retired 11,954,257 shares of our common stock for $361,047, or an average of $30.20 per share. During fiscal 2011, Patterson repurchased and retired 3,257,374 shares of our common stock for $98,960, or an average of $30.38 per share.

In December 2007, Patterson’s Board of Directors expanded a share repurchase program to allow for the purchase of up to 25 million shares of common stock in open market transactions. As of March 2011, approximately 20.5 million shares had been repurchased under this authorization. At that time, the Board of Directors cancelled and replaced the existing share repurchase program with a new authorization to repurchase an additional 25 million share of common stock. This program was due to expire on March 15, 2016. On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaces the existing share repurchase plan. Under the new plan, up to 25 million shares may be repurchased in open market transactions through March 19, 2018. There were approximately 6.5 million shares available to be repurchased under the previous plan at the time it was replaced. As of April 27, 2013, 24.4 million shares remain available under the current repurchase authorization, which expires on March 19, 2018.

Employee Stock Ownership Plan (ESOP)

During 1990, Patterson’s Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then outstanding preferred stock which was subsequently converted to common stock. The Board of Directors determines the contribution from the Company to the ESOP annually. The contribution is used to retire a portion of the debt, which triggers a release of shares that are then allocated to the employee participants. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. The shares under the 1990 note were grandfathered from the accounting provisions of ASC Topic 718-40, “Employer Stock Ownership Plans” (“ASC 718-40”) and therefore the provisions of the former Accounting Practices for Certain Employee Stock Ownership Plans (“SOP 76-3”) apply. Accordingly, the expense recognized when these shares were released and allocated to participants was based on the original cost to acquire the shares. In fiscal 2011, the final payment on the 1990 note was made and all remaining shares were released for allocation to participants. During fiscal 2011 shares secured by the 1990 note with an aggregate cost of $1,635 were committed for release and allocated to ESOP participants.

In fiscal 2002, Patterson’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into Patterson. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 665,978 shares of common stock. These shares are accounted for under ASC 718-40 and accordingly these shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. When the shares are committed for release and allocated to the participants, the expense to Patterson is determined based on current fair value. The loan bears interest at current rates but principal did not begin to amortize until fiscal 2012. Beginning in fiscal 2012 and through fiscal 2020, an annual payment of $200 plus interest is due and in fiscal 2020, a final payment of any outstanding principal and interest balance is due. Prepayments of principal can be made at any time without penalty. Of the 665,978 shares issued in the transaction, 97,810 were previously allocated to Thompson employees. The remaining 568,168 shares began to be allocated in fiscal 2004 as interest was paid on the loan. During fiscal 2013, 2012 and 2011, shares secured by the Thompson note with an aggregate fair value of $363, $298 and $81, respectively, were committed for release and allocated to ESOP participants.

On September 11, 2006, we entered into a third loan agreement with the ESOP and loaned $105,000 (the “2006 note”) for the sole purpose of enabling the ESOP to purchase shares of our common stock. The ESOP purchased 3,159,645 shares with the proceeds from the 2006 note. These shares are also accounted for under ASC 718-40. Interest on the unpaid principal balance accrues at a rate equal to six-month LIBOR, with the rate resetting semi-annually. Interest payments were not required during the period from and including September 11, 2006 through April 30, 2010. On April 30, 2010, accrued and unpaid interest was added to the outstanding principal balance under the note, with interest thereafter accruing on the increased principal amount. Unpaid interest accruing after April 30, 2010 is due and payable on each successive April 30 occurring through September 10, 2026. No principal payments are due until September 10, 2026; however, prepayments can be made without penalty. During fiscal 2013 and 2012, shares secured by the 2006 note with aggregate fair values of $20,214 and $458, respectively, were committed for release and allocated to ESOP participants. In fiscal 2012, Patterson contributed $23,639 to the ESOP, which then purchased 844,325 shares for allocation to the participants. No shares secured by the 2006 note were released prior to fiscal 2011.

At April 27, 2013, a total of 14,198,533 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $532,019. Related to the shares from the Thompson transaction, committed-to-be-released shares were 10,380 and suspense shares were 463,289. Finally, with respect to the 2006 note, committed-to-be-released shares were 578,700 and suspense shares were 2,552,994.

We anticipate the allocation of the remaining suspense, or unearned, shares to occur over a period of approximately 5 to 10 years. As of April 27, 2013, the fair value of all unearned shares held by the ESOP was approximately $113,000. We will recognize an income tax deduction as the unearned ESOP shares are released. Such deductions will be limited to the ESOP’s original cost to acquire the shares.

Dividends on allocated shares are passed through to the ESOP participants. Dividends on unallocated shares are used by the ESOP to make debt service payments on the notes due to Patterson.

14. Stock-based Compensation

The consolidated statements of income for fiscal years 2013, 2012 and 2011 include pre-tax stock-based compensation expense of $14,600 ($9,500 after-tax), $12,600 ($8,400 after-tax), and $10,500 ($7,200 after-tax), respectively, recorded in accordance with the provisions of ASC Topic 718, “Stock Compensation”. All pre-tax expense is included in operating expenses within the consolidated statements of income. The consolidated statement of cash flows presents the pre-tax stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, benefits associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities. For fiscal years 2013, 2012 and 2011, these excess benefits totaled $2,500, $1,400, and $1,300, respectively.

As of April 27, 2013, the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $21,600, and it is expected to be recognized over a weighted average period of approximately 2.8 years.

Description of General Methods and Assumptions Used to Estimate Fair Value

The following describes certain methods and assumptions used to estimate the fair value of stock-based compensation awards. Further information is presented below within this Note that may be unique to a particular award or group of awards.

Expected dividend yield – Patterson’s initial quarterly dividend occurred in the fourth quarter of fiscal 2010. Accordingly, the expected dividend yield used had been 0% for awards issued prior to that time. For awards issued since, Patterson has included an expected dividend yield based on estimates as of the grant date of awards.

Expected stock price volatility – We have considered historical volatility trends, implied future volatility based on certain traded options and other factors.

Risk-free interest rate – We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the grant date with similar terms to the expected term of the award.

Expected term of stock options and restricted stock – We estimate the expected term, or life, of awards based on several factors, including grantee types, vesting schedules, contractual terms and various factors surrounding exercise behavior of different groups.

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

The Equity Incentive Plan amendments did not change the number of shares reserved for awards under the plan. The Equity Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock and restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards and dividend equivalents. Awards may have a term no longer than ten years and vesting terms are determined by the compensation committee of the Board of Directors. The minimum restriction period for restricted stock and restricted stock units is three years, or one year in the case of performance-based awards. Additionally, a plan amendment in September 2010 increased the maximum number of shares that may be issued pursuant to awards of restricted stock, restricted stock awards and stock bonuses from 2,000,000 shares to 6,000,000 shares. Prior to fiscal 2006, only stock option awards had been granted under the Equity Incentive Plan. During fiscal years 2013, 2012 and 2011, expense recognized related to stock options was $1,200, $1,600, and $1,700, respectively.

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions during fiscal years 2013, 2012 and 2011:

	April 27, 2013	April 28, 2012	April 30, 2011
Expected dividend yield	1.6%	1.5%	1.2%
Expected stock price volatility	30.6%	33.0%	38.0%
Risk-free interest rate	1.4%	2.5%	3.6%
Expected life of options (years)	7.5	7.4	8.8

Following is a summary of stock option activity for all plans during fiscal years 2013, 2012 and 2011 (share amounts in thousands):

	Total Outstanding
	Number of Options	Exercise Price (a)	Intrinsic Value
Balance as of April 24, 2010	1,648	$26.94
Granted	51	32.08
Exercised	(334)	17.82
Canceled	(92)	23.02

Balance as of April 30, 2011	1,273	$29.82
Granted	64	33.90
Exercised	(232)	24.11
Canceled	(119)	29.64

Balance as of April 28, 2012	986	$31.45
Granted	56	34.10
Exercised	(290)	22.49
Canceled	(31)	33.79

Balance as of April 27, 2013	721	$35.03	$2,245

Vested or expected to vest as of April 27, 2013	634	$34.91	$1,832

Exercisable as of April 27, 2013	434	$34.46	$869

(a)	Weighted-average exercise price

The weighted average fair values per share of options granted during fiscal years 2013, 2012 and 2011 were $10.15, $11.47, and $14.07, respectively. The weighted average remaining contractual lives of options outstanding and options exercisable as of April 27, 2013 were 3.4 and 2.8 years, respectively. We settle stock option exercises with newly issued common shares.

Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $3,400, $6,500 and $600, respectively, in fiscal 2013; $1,700, $5,600 and $400, respectively, in fiscal 2012; $4,400, $6,100 and $1,200, respectively, in fiscal 2011.

Restricted Stock and Performance Unit Awards

In fiscal 2006, we began to issue restricted stock and performance unit awards under the Equity Incentive Plan. The grant date fair value is based on the closing stock price on the day of the grant. Restricted stock awards to employees generally vest over a five, seven or nine-year period and are subject to forfeiture provisions. Certain restricted stock awards, which are held by line management, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. Restricted stock awards are also granted to non-employee directors on the date of each annual Board meeting. These awards vest over three years. The performance unit awards, issued primarily to executive management, are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the Board of Directors. The satisfaction of operating goals is not finally determined until the end of a three-year period. Accordingly, Patterson recognizes expense related to performance unit awards over the requisite service period using the straight-line method based on the outcome that is probable. During fiscal years 2013, 2012 and 2011, expense recognized related to restricted stock and performance unit awards was $10,300, $8,000 and $5,500, respectively. The total intrinsic value of restricted stock awards that vested in fiscal 2013, 2012 and 2011 was $6,900, $4,600, and $3,500, respectively. Patterson granted performance units in fiscal 2013 and 2012, that can be earned at the end of fiscal 2014 and 2015, subject to the achievement of certain financial objectives. No performance units were granted in fiscal 2011.

The following tables summarize information concerning non-vested restricted stock awards and performance unit awards for fiscal years 2013, 2012 and 2011:

	Restricted Stock Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 24, 2010	919	$28.42
Granted	406	31.91
Vested	(104)	(33.07)
Forfeitures	(110)	(28.81)

Outstanding at April 30, 2011	1,111	$29.22
Granted	272	34.60
Vested	(138)	(25.45)
Forfeitures	(83)	(29.25)

Outstanding at April 28, 2012	1,162	$30.92
Granted	314	34.10
Vested	(192)	(35.62)
Forfeitures	(127)	(30.98)

Outstanding at April 27, 2013	1,157	$31.82

	Performance Unit Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 24, 2010	27	$30.88
Forfeitures and cancellations	(27)	(30.88)

Outstanding at April 30, 2011	0	$0.00
Granted	102	35.41
Forfeitures and cancellations	(6)	(35.41)

Outstanding at April 28, 2012	96	$35.41
Granted	130	34.09
Forfeitures and cancellations	(21)	(34.09)

Outstanding at April 27, 2013	109	$34.09

Employee Stock Purchase Plan

In June 1992, Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 4,750,000 shares of common stock were reserved for issuance under the Stock Purchase Plan. In June 2012, our Board of Directors approved to increase the number of shares available to 6,750,000. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors or by a committee appointed by the Board of Directors and follows a calendar plan year. Employees are eligible to participate after nine months of employment, if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85% of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. At April 27, 2013, there were 1,992,535 shares available for purchase under the Stock Purchase Plan.

The Stock Purchase Plan includes a look-back option, and, accordingly, there are several option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the employee stock purchase plan was $1,800, $1,800 and $1,600 during fiscal years 2013, 2012 and 2011, respectively. The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan for fiscal years 2013, 2012 and 2011:

	2013	2012	2011
Expected dividend yield	1.6%	1.4%	0.4%
Expected stock price volatility	31.0%	31.3%	31.3%
Risk-free interest rate	0.2%	0.2%	0.2%
Expected life of options (years)	0.5	0.5	0.5

Capital Accumulation Plan

In 1996, we adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Key employees of Patterson or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’ compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of Patterson until the restrictions lapse. The restriction period is three years from the beginning of the plan year, but restricted shares are subject to forfeiture provisions. At April 27, 2013, 2,245,202 shares were available for purchase under the CAP Plan.

Based on the provisions of the CAP Plan, there are option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the CAP Plan was $1,300, $1,300, and $1,400 during fiscal years 2013, 2012 and 2011, respectively. The following table summarizes the weighted-average assumptions relating to the CAP Plan for fiscal years 2013, 2012 and 2011:

	2013	2012	2011
Expected dividend yield	1.6%	1.4%	0.4%
Expected stock price volatility	31.0%	31.3%	31.3%
Risk-free interest rate	0.3%	0.3%	0.4%
Expected life of options (years)	1.0	1.0	1.0

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

As of April 27, 2013 and April 28, 2012, Patterson had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss. These accrued amounts, as well as related expenses, have not been material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

16. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 2013 and 2012.

	Quarter Ended
	Apr. 27, 2013	Jan. 26, 2013	Oct. 27, 2012	July 28, 2012
Net sales	$964,933	$915,861	$867,193	$889,225
Gross profit	324,177	300,293	280,599	285,700
Operating income	104,456	89,538	77,869	82,592
Net income	63,562	53,630	45,542	47,538
Earnings per share – basic	$0.63	$0.53	$0.44	$0.45
Earnings per share – diluted	$0.62	$0.52	$0.44	$0.45

	Quarter Ended
	Apr. 28, 2012	Jan. 28, 2012	Oct. 29, 2011	July 30, 2011
Net sales	$936,334	$895,030	$856,875	$847,422
Gross profit	313,721	289,534	280,983	278,276
Operating income	102,851	89,906	83,259	81,993
Net income	62,143	53,108	48,954	48,610
Earnings per share – basic	$0.59	$0.50	$0.43	$0.42
Earnings per share – diluted	$0.58	$0.50	$0.43	$0.42

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of April 27, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 27, 2013. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

/s/ Scott P. Anderson
President and Chief Executive Officer

/s/ R. Stephen Armstrong
Executive Vice President, Chief Financial
Officer and Treasurer

The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8. of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

As of April 27, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2013, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 9, 2013 (the “2013 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2013 Proxy Statement and such information is incorporated by reference herein.

Code of Ethics

We have adopted Principles of Business Conduct and Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Directors and all employees. Our Code of Ethics is available on our website (www.pattersoncompanies.com) under the section “Investor Relations – Governance.” We intend to satisfy the disclosure requirement of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics by posting such information on our website at the address and location specified above.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Non-Employee Director Compensation” and “Executive Compensation” in the 2013 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management: and “Equity Compensation Plan Information” in the 2013 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Our Board of Directors and Committees” in the 2013 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the captions “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2013 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of Patterson and its subsidiaries are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 27, 2013 and April 28, 2012

Consolidated Statements of Income for the Years Ended April 27, 2013, April 28, 2012 and April 30, 2011

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended April 27, 2013, April 28, 2012 and April 30, 2011

Consolidated Statements of Cash Flows for the Years Ended April 27, 2013, April 28, 2012, and April 30, 2011

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II – Valuation and Qualifying Accounts for the Years Ended April 27, 2013, April 28, 2012 and April 30, 2011.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit

2.1	Article of Merger and Plan of Merger dated June 23, 2004[10]

3.1	Patterson’s Restated Articles of Incorporation[10]

3.2	Patterson’s Amended and Stated Bylaws, as amended[17]

4.1	Specimen form of Patterson’s Common Stock Certificate[10]

4.2	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, the registrant has omitted to file certain unregistered convertible debentures. The total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of such convertible debentures to the Commission upon request.[8]

4.3	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents[9]

4.4	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP9

10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended[1]

Exhibit

10.2	Patterson Dental Company 1992 Stock Option Plan[1]

10.3	Patterson Dental Company 1992 Director Stock Option Plan[1]

10.4	Patterson Dental Company Employee Stock Purchase Plan[1]

10.5	Patterson Dental Company Capital Accumulation Plan[2]

10.6	Patterson Companies, Inc. fiscal 2012 Incentive Plan

10.7	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992[1]

10.8	Amended and Restated Term Promissory Note dated July 13, 1992[1]

10.9	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association[3]

10.10	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association[3]

10.11	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc.[4]

10.12	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association[5]

10.13	Third Amended and Restated Receivables Purchase Agreement dated December 3, 2011 between PDC Funding Company, LLC, Patterson Companies, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Bank”) and a commercial paper conduit managed by the Bank..[12]

10.14	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc.[5]

10.15	2001 Non-Employee Director Stock Option Plan[5]

10.16	Amendments to Restated Employee Stock Purchase Plan[5]

10.17	Amended and Restated Employee Stock Ownership Plan[5]

10.18	Stock Option Plan for Canadian Employees[6]

10.19	Patterson Companies, Inc. Equity Incentive Plan[11]

10.20	ESOP Loan Agreement dated April 1, 2002[7]

10.21	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company[7]

10.22	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent.[8]

10.23	ESOP Loan Agreement dated September 11, 2006[13]

10.24	ESOP Note dated September 11, 2006[13]

10.25	Receivables Sale Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc.[14]

10.26	Contract Purchase Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Companies, Inc., U.S. Bank National Association and The Northern Trust Company[14]

Exhibit

10.27	Amended and Restated Credit Agreement, dated as of November 28, 2007, among Patterson Companies, Inc., as Patterson, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPmorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents.[15]

10.28	Note Purchase Agreement dated March 19, 2008 among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP16

10.29	Term Loan Credit Agreement dated March 20, 2008 among Patterson Companies, Inc., as the Borrower, the Lenders from time to time parties hereto and JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent[16]

10.30	Accelerated Share Repurchase Agreement, dated March 19, 2008, by and between Patterson Companies, Inc. and JPMorgan Chase Bank, National Association[16]

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2013, filed with the SEC on June 26, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 27, 2013 and April 28, 2012, (ii) the consolidated statements of income for the year ended April 27, 2013, April 28, 2012 and April 24, 2011, (iii) the consolidated statements of cash flows for the years ended April 27, 2013, April 28, 2012 and April 24, 2011, (iv) the consolidated statements of changes in stockholders’ equity for the years ended April 27, 2013, April 28, 2012 and April 24, 2011 and (v) the notes to the consolidated financial statements.(a)

(a)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
1	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
2	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.
3	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
4	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
5	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.
6	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.

7	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003.
8	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended October 25, 2003.
9	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 24, 2004.
10	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended July 31, 2004.
11	Incorporated by reference to the Registrant’s Form 8-K/A dated September 14, 2004, filed on September 29, 2004.
12	Incorporated by reference to the Registrant’s Form 8-K dated December 3, 2011, filed on December 8, 2011.
13	Incorporated by reference to the Registrant’s Form 8-K dated September 11, 2006, filed on September 12, 2006.
14	Incorporated by reference to the Registrant’s Form 8-K dated April 27, 2007, filed on May 3, 2007.
15	Incorporated by reference to the Registrant’s Form 8-K dated November 28, 2007, filed on December 3, 2007.
16	Incorporated by reference to the Registrant’s Form 8-K dated March 19, 2008, filed on March 24, 2008.
17	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission September 14, 2012.

(b) See Schedule II.

(c) See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: June 26, 2013	By	/s/ Scott P. Anderson
Scott P. Anderson,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Scott P. Anderson Scott P. Anderson	President and Chief Executive Officer (Principal Executive Officer & Chairman of the Board of Directors)	June 26, 2013

/s/ R. Stephen Armstrong R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2013

/s/ Peter L. Frechette Peter L. Frechette	Director	June 26, 2013

/s/ John D. Buck John D. Buck	Director	June 26, 2013

/s/ Jody H. Feragen Jody H. Feragen	Director	June 26, 2013

/s/ Andre B. Lacy Andre B. Lacy	Director	June 26, 2013

/s/ Charles Reich Charles Reich	Director	June 26, 2013

/s/ Ellen A. Rudnick Ellen A. Rudnick	Director	June 26, 2013

/s/ Harold C. Slavkin Harold C. Slavkin	Director	June 26, 2013

/s/ Les C. Vinney Les C. Vinney	Director	June 26, 2013

/s/ James W. Wiltz James W. Wiltz	Director	June 26, 2013

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended April 27, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$7,831	$1,119	$—	$3,142	$5,808

LIFO inventory adjustment	$66,808	$3,607	$—	$—	$70,415
Inventory obsolescence reserve	5,456	10,863	—	9,986	6,333

Total inventory reserve	$72,263	$14,471	$—	$9,986	$76,748

Year ended April 28, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$8,365	$2,445	$—	$2,979	$7,831

LIFO inventory adjustment	$61,385	$5,422	$—	$—	$66,807
Inventory obsolescence reserve	5,844	11,508	—	11,896	5,456

Total inventory reserve	$67,229	$16,930	$—	$11,896	$72,263

Year ended April 30, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$9,111	$3,409	$—	$4,155	$8,365

LIFO inventory adjustment	$56,961	$4,424	$—	$—	$61,385
Inventory obsolescence reserve	8,329	10,403	—	12,888	5,844

Total inventory reserve	$65,290	$14,827	$—	$12,888	$67,229

INDEX TO EXHIBITS

Exhibit 10.6	Patterson Companies, Inc. Fiscal 2012 Incentive Compensation Plan

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002