Form 10-Q
period 2013-07-27
PATTERSON COMPANIES, INC.
filed 2013-09-05
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 27, 2013.

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

As of August 28, 2013, there were 105,284,206 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995:

This Form 10-Q for the period ended July 27, 2013, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in our 2013 Annual Report on Form 10-K filed June 26, 2013 and other documents previously filed with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 27,	April 27,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$603,369	$505,228
Receivables, net	400,540	448,158
Inventory	388,260	360,563
Prepaid expenses and other current assets	54,868	47,387

Total current assets	1,447,037	1,361,336
Property and equipment, net	193,688	192,020
Long-term receivables, net	83,480	85,427
Goodwill	822,141	823,740
Identifiable intangibles, net	191,810	196,656
Other	23,491	22,599

Total assets	$2,761,647	$2,681,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227,786	$249,795
Accrued payroll expense	47,531	70,687
Other accrued expense	117,195	128,037
Borrowings on revolving credit	135,000	—

Total current liabilities	527,512	448,519
Long-term debt	725,000	725,000
Other	113,221	113,804

Total liabilities	1,365,733	1,287,323
Stockholders’ equity:
Common Stock	1,053	1,056
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	16,811	25,165
Retained earnings	1,473,174	1,463,358
Unearned ESOP shares	(95,124)	(95,124)

Total stockholders’ equity	1,395,914	1,394,455

Total liabilities and stockholders’ equity	$2,761,647	$2,681,778

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 27,	July 28,
	2013	2012
Net sales	$880,125	$889,225
Cost of sales	598,607	603,525

Gross profit	281,518	285,700
Operating expenses	200,237	203,108

Operating income	81,281	82,592
Other income and expense:
Other income, net	(557)	677
Interest expense	(8,567)	(9,568)

Income before taxes	72,157	73,701
Income taxes	26,265	26,163

Net income	$45,892	$47,538

Earnings per share:
Basic	$0.45	$0.45

Diluted	$0.45	$0.45

Weighted average common shares:
Basic	101,027	105,035

Diluted	101,919	105,783

Dividends declared per common share	$0.16	$0.14

Other Comprehensive Income
Net income	$45,892	$47,538
Foreign currency translation loss	(8,306)	(11,283)
Cash flow hedge loss	(48)	(31)

Comprehensive Income	$37,538	$36,224

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 27,	July 28,
	2013	2012
Operating activities:
Net income	$45,892	$47,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,580	6,414
Amortization	4,396	5,071
ESOP compensation	5,700	5,700
Stock-based compensation	(1,238)	3,738
Excess tax benefits from stock-based compensation	(553)	(434)
Bad debt expense	244	937
Change in assets and liabilities, net of acquired	(39,896)	(9,206)

Net cash provided by operating activities	21,125	59,758
Investing activities:
Additions to property and equipment, net	(5,564)	(3,206)

Net cash used in investing activities	(5,564)	(3,206)
Financing activities:
Dividends paid	(29,773)	(14,817)
Repurchases of common stock	(22,199)	(34,472)
Draw on revolver	135,000	—
ESOP activity	(483)	(505)
Common stock issued, net	1,662	4,187
Excess tax benefits from share-based compensation	553	434

Net cash provided by (used in) financing activities	84,760	(45,173)
Effect of exchange rate changes on cash	(2,180)	(4,407)

Net increase (decrease) in cash and cash equivalents	98,141	6,972
Cash and cash equivalents at beginning of period	505,228	573,781

Cash and cash equivalents at end of period	$603,369	$580,753

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

July 27, 2013

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of our Company as of July 27, 2013, and our results of operations and cash flows for the periods ended July 27, 2013 and July 28, 2012. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 27, 2013 and July 28, 2012, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2013 Annual Report on Form 10-K filed on June 26, 2013.

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

Fiscal Year End

The fiscal year end of our Company is the last Saturday in April. The first quarter of fiscal years 2014 and 2013 represents the 13 weeks ended July 27, 2013 and July 28, 2012, respectively. Fiscal years 2014 and 2013 each include 52 weeks of operations.

Comprehensive Income

Other than net income, the only significant items included in comprehensive income are foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	July 27, 2013	July 28, 2012
Denominator:
Denominator for diluted earnings per share—average shares	101,027	105,035
Effect of dilutive securities—stock options, restricted stock, ESOP and stock purchase plans	892	748

Denominator for diluted earnings per share—adjusted weighted average shares	101,919	105,783

Options to purchase 148 shares of common stock during the three months ended July 27, 2013, and 421 shares during the three months ended July 28, 2012, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock awards excluded from the calculation of diluted earnings per share during the three months ended July 27, 2013, and July 28, 2012, respectively, because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For Patterson, this ASU was effective beginning April 28, 2013. The adoption of this standard did not have a material impact on Patterson’s consolidated results of operations or financial condition.

NOTE 2 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 27, 2013 and July 27, 2013 are as follows:

			Translation
	Balance at	Acquisition	And Other	Balance at
	April 27, 2013	Activity	Activity	July 27, 2013
Dental Supply	$137,867	$—	$(179)	$137,688
Rehabilitation Supply	549,020	—	(1,420)	547,600
Veterinary Supply	136,853	—	—	136,853

Total	$823,740	$—	$(1,599)	$822,141

Balances of other intangible assets excluding goodwill are as follows:

	July 27,	April 27,
	2013	2013
Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464
Amortized:
Distribution agreement, customer lists and other	235,084	235,781
Less: Accumulated amortization	(119,738)	(115,589)

Net amortized other intangible assets	115,346	120,192

Total identifiable intangible assets, net	$191,810	$196,656

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 27, 2013, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of December 2019. Patterson Companies, Inc. sold an identical interest rate cap to the same bank.

Similar to the above agreements, PDC Funding II, and Patterson Companies, Inc. entered into offsetting and identical interest rate cap agreements with a notional amount of $75,000 in fiscal 2013. In August 2013, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. The notional amount increased to $100,000 and the new maturity date is January 2021.

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

The following table presents the fair value of our interest rate contracts on the consolidated balance sheets:

		July 27,	April 27,	July 28,
Derivative type	Classification	2013	2013	2012
Assets:
Interest rate contracts	Other noncurrent assets	$1,153	$486	$229
Liabilities:
Interest rate contracts	Other noncurrent liabilities	$1,167	$509	$274

The following table presents the effect of interest rate contracts on the consolidated statements of income:

		Three Months Ended
Derivative type	Location of gain (loss) recognized on derivative	July 27, 2013	July 28, 2012
Interest rate contracts	Other income (expense), net	$(4)	$59

NOTE 4 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of July 27, 2013 is as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$389,690	$389,690	$—	$—
Derivative instruments	1,153	—	1153	—

Total assets	$390,843	$389,690	$1153	$—

Liabilities:
Derivative instruments	$1,167	$—	$1167	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 27, 2013 is as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$282,619	$282,619	$—	$—
Derivative instruments	486	—	486	—

Total assets	$283,105	$282,619	$486	$—

Liabilities:
Derivative instruments	$509	$—	$509	$—

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

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended July 27, 2013 or July 28, 2012.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 27, 2013 and July 28, 2012.

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

Patterson operated under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit. We receive approximately 85% of the principal amounts of the contracts upon sale. The remaining 15% of the proceeds are held by the conduit as security against the eventual performance of the portfolio. The capacity under the agreement at July 27, 2013 was $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive approximately 81% of the principal amounts of the contracts upon sale. The remaining 19% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The capacity under the agreement at July 27, 2013 was $75,000.

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

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During the three months ended July 27, 2013 and July 28, 2012, we sold approximately $69,500, and $95,100, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with the covenants at July 27, 2013.

Included in current receivables in the consolidated balance sheets are approximately $40,290, net of unearned income of $791, and $64,272, net of unearned income of $1,586, as of July 27, 2013 and April 27, 2013, respectively, of finance contracts not yet sold by Patterson. A total of $491,283 of finance contracts receivable sold under the agreements was outstanding at July 27, 2013. The deferred purchase price under the arrangements was approximately $72,493 and $72,328 as of July 27, 2013 and April 27, 2013, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

The following table presents information about Patterson’s reportable segments:

	Three Months Ended
	July 27,	July 28,
	2013	2012
Net sales
Dental supply	$554,233	$567,392
Veterinary supply	199,683	191,090
Rehabilitation supply	126,209	130,743

Consolidated net sales	$880,125	$889,225

Operating income
Dental supply	$55,490	$55,872
Veterinary supply	9,047	10,219
Rehabilitation supply	16,744	16,501

Consolidated operating income	$81,281	$82,592

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended
	July 27,	July 28,
	2013	2012
Net sales
Consumable and printed products	$602,210	$587,558
Equipment and software	203,882	227,042
Other	74,033	74,625

Total	$880,125	$889,225

NOTE 7 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, our Board of Directors adopted a leveraged ESOP. In fiscal 2002 and 2006, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $12,612 (the “2002 note”) and $105,000 (the “2006 note”), respectively. The contribution from the ESOP to employees is determined annually by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. These shares are accounted for under ASC 718-40, Share-based Payments – Employee Stock Ownership Plans, and are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. We recognize expense based on the current fair value of the shares released to participants. As of July 27, 2013, a total of 3,018,992 of unallocated shares were held by the ESOP. The ESOP expense recognized during the three months ended July 27, 2013 and July 28, 2012 was $5,700 for both quarters.

NOTE 8 DEBT ISSUANCE

On September 25, 2012, we repaid our $75,000 term loan. This loan was originally scheduled to mature on March 20, 2013. On March 25, 2013, we repaid $50,000 under the 2008 Note Purchase Agreement.

On July 26, 2013, $135,000 was drawn on the revolving line of credit. The proceeds were used to fund the acquisition of National Veterinary Supply (“NVS”), which we closed on August 16, 2013.

NOTE 9 Subsequent Event

On August 16, 2013 Patterson Companies, Inc. completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC. NVS is the largest veterinary products distributor in the United Kingdom. Total cash consideration paid for NVS was £93,500 (approximately $146,000). £87,500 was paid at closing and an additional £6,000 was paid on August 21, 2013 due to higher working capital balances at NVS on the close date.

On August 22, 2013 the Company announced a plan to divest certain non-core product lines in its medical segment. As a result of the plan to dispose of these product lines, the Company expects to incur a pre-tax restructuring charge in the range of $15,000 to $17,000, or approximately $0.12 per diluted share. Approximately $14,000 to $15,000 of the restructuring charge will be non-cash losses on disposal of assets. The remainder of the restructuring charge will result in cash expenditures in connection with the closing of a facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our first quarter, fiscal 2014 financial information is summarized in this Management’s Discussion and Analysis, and the Consolidated Financial Statements and related Notes. The following background is essential to fully understanding our Company’s financial information.

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

On August 16, 2013 Patterson Companies, Inc. completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC. NVS is the largest veterinary products distributor in the United Kingdom. Total cash consideration paid for NVS was £93,500 (approximately $146,000). £87,500 was paid at closing and an additional £6,000 was paid on August 21, 2013 due to higher working capital balances at NVS on the close date. The acquisition is expected to be accretive to earnings by $0.03 to $0.04 per diluted share for the remainder of the fiscal year ended April 26, 2014.

On August 22, 2013 the Company announced a plan to divest certain non-core product lines in its medical segment. As a result of the plan to dispose of these product lines, the Company expects to incur a pre-tax restructuring charge in the range of $15,000 to $17,000, or approximately $0.12 per diluted share. Approximately $14,000 to $15,000 of the restructuring charge will be non-cash losses on disposal of assets. The remainder of the restructuring charge will result in cash expenditures in connection with the closing of a facility. A majority of the restructuring charge will be taken in the second quarter of fiscal year 2014. The Company estimates that disposing of these product lines will generate operational savings of approximately $2,000 beginning in fiscal year 2015.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 27, 2013	July 28, 2012
Net sales	100.0%	100.0%
Cost of sales	68.0%	67.9%

Gross margin	32.0%	32.1%
Operating expenses	22.8%	22.8%

Operating income	9.2%	9.3%
Other expense, net	(1.0%)	(1.0%)

Income before taxes	8.2%	8.3%

Net income	5.2%	5.3%

QUARTER ENDED JULY 27, 2013 COMPARED TO QUARTER ENDED JULY 28, 2012.

Net Sales. Consolidated net sales for the three months ended July 27, 2013 (“Current Quarter”) were $880.1 million, a 1.0% decrease from $889.2 million for the three months ended July 28, 2012 (“Prior Quarter”). Acquisitions contributed 0.2% to Current Quarter sales growth, and foreign exchange rate changes had an unfavorable impact to Current Quarter sales growth of 0.1%.

Sales of the Dental segment were $554.2 million, a 2.3% decrease from $567.4 million from the Prior Quarter. Current Period sales of consumables and printed office products increased an encouraging 3.3%. Sales of dental equipment and software decreased 11.7% to $169.6 million. The Prior Quarter sales of equipment were favorably impacted by strong performance in the CEREC category as the Dental segment was heavily promoting the product. Sales of other services and products in the Dental segment declined 1.4% in the Current Quarter, mainly due to a decline in the gain recognized on the sale of our Finance Receivables. The Current Period had a lower volume of contracts sold compared to the Prior Period and an upward movement on the long-end of the interest rate curve in the Current Period reduced the gain.

Veterinary segment sales rose 4.5% to $199.7 million, due to a 3.8% increase in consumables, such as medication and supplies and an 11.8% increase in equipment and software sales. We believe that our equipment and technology strategy, which includes enhancing our infrastructure and becoming a national technical service provider, is driving the increase.

Rehabilitation segment sales declined 3.5% to $126.2 million, due to a 5.9% decrease in equipment sales. The unfavorable foreign currency translation rates decreased segment sales by 0.4%. Sales of consumables decreased 2.4% in the current quarter. We believe that continued uncertainty surrounding the U.S. health care system and the overall economy as well as continued austerity efforts in the United Kingdom are adversely affecting this segment.

Gross Margins. Consolidated gross margin decreased 10 basis points from the Prior Quarter to 32.0%. Our Dental segment gross margin increased by 30 basis points, mainly due to strong consumable sales in the current period, and lower promotional expenses on the CEREC category. Consumable sales carry a higher gross margin on average than do equipment sales. The Veterinary segment gross margin was flat with prior year, due to stronger equipment sales which provide lower margins. The Rehabilitation segment gross margin declined 80 basis points, due to international channel pressures and sales mix. Consolidated gross margins were negatively impacted by the gain on contract sales.

Operating Expenses. The consolidated operating expense ratio remained consistent with the Prior Quarter at 22.8%. The Medical segment experienced an improved operating expense ratio while the Dental and Veterinary segment operating expense ratio increased. The softness in sales growth is the primary cause for the increase in the operating expense ratio for the Dental segment. The Veterinary segment expense structure includes costs from the increases in sales and technical service personnel as well as acquisition costs for National Veterinary Services, Ltd. (“NVS”) transaction which closed after the close of the quarter. As discussed previously, we continue to invest in people and systems we believe are necessary for the long-term success of the company. The incremental expense in the current period was over $2 million.

Operating Income. Current Quarter operating income was $81.3 million, or 9.2% of net sales. In the Prior Quarter, operating income was $82.6 million, or 9.3% of net sales. The decrease is due primarily to the lower sales levels, making it more difficult to leverage our expense infrastructure compounded by the incremental expenses incurred on acquisitions and system development.

Other (Expense) Income, Net. Net other expense was $9.1 million in the Current Quarter compared to $8.9 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest income of $1.2 million was down 10 basis points from the Prior Quarter.

Income Tax Expense. The effective income tax rate for the Current Quarter was 36.4% compared to 35.5% in the Prior Quarter. The increase in the current year rate is due to certain onetime benefits that were included in the prior year rate. For the fiscal year, the income tax rate from recurring operations is expected to be in a range from 35.5% to 35.7% as the Company works through its integration of NVS. Recurring operations excludes the recently announced restructuring in its Medical division. The Current Quarter’s cash dividend was $0.16 per common share compared to $0.14 in the Prior Quarter.

Net Income and Earnings Per Share. Net income was $45.9 million, compared to $47.5 million in the Prior Quarter. Earnings per diluted share was $0.45 in both the Current Quarter and Prior Quarter. Diluted shares outstanding in the Current Quarter were 101,919,000 compared to 105,783,000 in the Prior Quarter. The decrease in the share count is due to share repurchase activity over the past year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations in the Current Quarter were $21.1 million compared to $59.8 million in the Prior Quarter primarily as a result of the timing and magnitude of income tax and accounts payable disbursements.

Net cash used in investing activities of $5.6 million in the Current Period compared to $3.2 million in the prior period primarily reflects investments in our IT hardware infrastructure and maintenance capital expenditures for replacements and replenishment. We expect to use a total of approximately $25 million to $30 million for capital expenditures in fiscal 2014.

Cash provided by financing activities during the Current Period was $84.8 million, including $135 million for a draw on our revolver for the purchase of NVS, offset by cash used for dividend payments of $29.8 million and stock repurchases of $22.2 million. In the Prior Period, cash used in financing activities was $45.2 million including stock repurchases of $34.5 million and dividends of $14.8 million.

We expect funds generated by operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2014.

As of July 27, 2013, $165 million was available under our $300 million revolving credit facility. Our current credit agreement expires in December 2016.

On August 22, 2013 the Company announced a plan to divest certain non-core product lines in its medical segment. As a result of the plan to dispose of these product lines, the Company expects to incur a pre-tax restructuring charge in the range of $15,000 to $17,000, or approximately $0.12 per diluted share. Approximately $14,000 to $15,000 of the restructuring charge will be non-cash losses on disposal of assets. The remainder of the restructuring charge will result in cash expenditures in connection with the closing of a facility. A majority of the restructuring charge will be taken in the second quarter of fiscal year 2014. The Company estimates that disposing of these product lines will generate operational savings of approximately $2,000 beginning in fiscal year 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For Patterson, this ASU was effective beginning April 28, 2013. The adoption of this standard did not have a material impact on Patterson’s consolidated results of operations or financial condition.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In our Form 10-K for the year ended April 27, 2013, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since April 27, 2013 in our market risk. For further information on market risk, refer to Item 7A in our 2013 Annual Report on Form 10-K filed June 26, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 27, 2013. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 27, 2013.

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 27, 2013 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under the new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018. As of July 27, 2013, 23,896,000 shares remain available under the current repurchase authorization.

The following table presents activity under the stock repurchase program during the first quarter of fiscal 2014 ended July 27, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
April 28, 2013 to May 25, 2013	480,000	$38.60	480,000	23,920,000
May 26, 2013 to June 22, 2013	24,000	39.69	24,000	23,896,000
June 23, 2013 to July 27, 2013	—	—	—	23,896,000

	504,000	$39.15	504,000

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2013 Annual Report on Form 10-K filed June 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC. (Registrant)

Dated: September 5, 2013	By:	/s/ R. Stephen Armstrong
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