Form 10-Q
period 2013-10-26
PATTERSON COMPANIES, INC.
filed 2013-12-05
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 26, 2013.

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

As of December 2, 2013, there were 105,533,021 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995:

This Form 10-Q for the period ended October 26, 2013, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in our 2013 Annual Report on Form 10-K filed June 26, 2013 and other documents previously filed with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 26,	April 27,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$516,058	$505,228
Receivables, net	550,769	448,158
Inventory	442,125	360,563
Prepaid expenses and other current assets	57,975	47,387

Total current assets	1,566,927	1,361,336
Property and equipment, net	198,917	192,020
Long-term receivables, net	81,276	85,427
Goodwill	839,932	823,740
Identifiable intangibles, net	238,776	196,656
Other	23,471	22,599

Total assets	$2,949,299	$2,681,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$353,399	$249,795
Accrued payroll expense	60,133	70,687
Other accrued expense	118,101	128,037
Borrowings on revolving credit	135,000	—

Total current liabilities	666,633	448,519
Long-term debt	725,000	725,000
Other	116,052	113,804

Total liabilities	1,507,685	1,287,323
Stockholders’ equity:
Common Stock	1,054	1,056
Additional paid-in capital	7,634	—
Accumulated other comprehensive income (loss)	31,462	25,165
Retained earnings	1,496,588	1,463,358
Unearned ESOP shares	(95,124)	(95,124)

Total stockholders’ equity	1,441,614	1,394,455

Total liabilities and stockholders’ equity	$2,949,299	$2,681,778

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2013	2012	2013	2012
Net sales	$998,834	$867,193	$1,878,959	$1,756,418
Cost of sales	709,403	586,594	1,308,010	1,190,119

Gross profit	289,431	280,599	570,949	566,299
Operating expenses	214,208	202,730	414,445	405,838

Operating income	75,223	77,869	156,504	160,461
Other income and expense:
Other income, net	1,245	675	688	1,352
Interest expense	(8,777)	(9,127)	(17,344)	(18,695)

Income before taxes	67,691	69,417	139,848	143,118
Income taxes	25,663	23,875	51,928	50,038

Net income	$42,028	$45,542	$87,920	$93,080

Earnings per share:
Basic	$0.42	$0.44	$0.87	$0.89

Diluted	$0.41	$0.44	$0.86	$0.89

Weighted average common shares:
Basic	101,069	103,706	101,048	104,371

Diluted	101,968	104,415	101,944	105,099

Dividends declared per common share	$0.16	$0.14	$0.32	$0.28

Other Comprehensive Income
Net income	$42,028	$45,542	$87,920	$93,080
Foreign currency translation loss	14,699	8,519	6,394	(2,764)
Cash flow hedge loss	(48)	(31)	(97)	(62)

Comprehensive Income	$56,679	$54,030	$94,217	$90,254

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 26,	October 27,
	2013	2012
Operating activities:
Net income	$87,920	$93,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,341	12,719
Amortization	9,700	9,187
ESOP compensation	11,400	11,400
Stock-based compensation	2,168	7,456
Bad debt expense	1,362	1,412
Excess tax benefits from stock-based compensation	(832)	(656)
Loss on sale of non-core assets	5,114	—
Change in assets and liabilities, net of acquired	(37,019)	(1,398)

Net cash provided by operating activities	93,154	133,200
Investing activities:
Additions to property and equipment, net	(17,444)	(8,765)
Acquisitions and equity investments, net	(140,963)	(10,591)
Proceeds from sale of non-core assets	6,546	—
Other investing activities	(4,436)	—

Net cash used in investing activities	(156,297)	(19,356)
Financing activities:
Dividends paid	(48,388)	(29,346)
Repurchases of common stock	(22,199)	(85,174)
Draw on revolver	135,000	—
ESOP activity	(965)	(1,010)
Common stock issued, net	8,647	5,621
Retirement of long-term debt	—	(75,000)
Excess tax benefits from share-based compensation	832	656

Net cash provided by (used in) financing activities	72,927	(184,253)
Effect of exchange rate changes on cash	1,046	(2,998)

Net increase (decrease) in cash and cash equivalents	10,830	(73,407)
Cash and cash equivalents at beginning of period	505,228	573,781

Cash and cash equivalents at end of period	$516,058	$500,374

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

October 26, 2013

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of our Company as of October 26, 2013, and our results of operations and cash flows for the periods ended October 26, 2013 and October 27, 2012. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 26, 2013 and October 27, 2012, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2013 Annual Report on Form 10-K filed on June 26, 2013.

The condensed consolidated financial statements of Patterson Companies, Inc. (“Patterson” or “Company”) include the assets and liabilities of PDC Funding Company, LLC (“PDC Funding”) and PDC Funding Company II, LLC (“PDC Funding II”), wholly owned subsidiaries and separate legal entities under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities of our Company established to sell customer installment sale contracts to outside financial institutions in the normal course of business. The assets of PDC Funding and PDC Funding II would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding or PDC Funding II.

Fiscal Year End

The fiscal year end of our Company is the last Saturday in April. The second quarter of fiscal years 2014 and 2013 represents the 13 weeks ended October 26, 2013 and October 27, 2012, respectively. Fiscal years 2014 and 2013 each include 52 weeks of operations.

Comprehensive Income

Other than net income, the only significant items included in comprehensive income are foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Denominator:
Denominator for diluted earnings per share—average shares	101,069	103,706	101,048	104,371
Effect of dilutive securities—stock options, restricted stock, ESOP and stock purchase plans	899	709	896	728

Denominator for diluted earnings per share—adjusted weighted average shares	101,968	104,415	101,944	105,099

Options to purchase 75 shares of common stock during both the three and six months ended October 26, 2013, and 421 shares during both the three and six months ended October 27, 2012, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock award excluded from the calculation of diluted earnings per share during the three and six months ended October 26, 2013, or the three and six months ended October 27, 2012, respectively, because the effect would have been anti-dilutive.

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

NOTE 2 ACQUISITIONS

On August 16, 2013, Patterson Companies, Inc. completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC. NVS is the largest veterinary products distributor in the United Kingdom.

The acquisition will be accounted for as a business combination using the acquisition method. The Company has estimated the acquisition date fair values of the assets acquired and liabilities assumed, using independent appraisals and other analyses. The purchase price allocations are preliminary and are subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations from a third party firm. Therefore, a preliminary allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

At August 16, 2013 (in thousands)
Receivables	$113,442
Inventory	45,773
Prepaid expenses and other current assets	15,398
Property, plant and equipment	2,622
Goodwill	17,670
Identifiable intangibles	35,060
Accounts payable	(83,811)
Others accrued liabilities	(7,464)

Purchase price	$138,690

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, cost synergies, and the potential to integrate and expand existing product lines. The goodwill and intangible assets have been allocated to the Veterinary reporting segment.

The Company recognized $675 of transaction costs related to the NVS acquisition through the second quarter, and the charges were reported in operating expense in the Condensed Consolidated Statement of Income.

Operating results for this acquisition have been included in the Company’s Condensed Consolidated Statements of Income and Other Comprehensive Income from the date of acquisition (i.e. beginning in the second quarter) and are reflected in the Veterinary reporting segment. The acquisition contributed $118,000 of net sales to the segment for the second quarter. Pro forma results are not presented, as the acquisition is not considered material to our Company.

On July 31, 2013, Patterson Companies, Inc. completed the acquisition of Mercer Mastery, a subsidiary of Mercer Advisors Inc. Operating results for this acquisition have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition and are reflected in the Dental reporting segment. Pro forma results are not presented, as the acquisition is not considered material to our Company.

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 27, 2013 and October 26, 2013 are as follows:

	Balance at April 27, 2013	Acquisition Activity & Divestitures	Translation And Other Activity	Balance at October 26, 2013
Dental Supply	$137,867	$649	$(390)	$138,126
Rehabilitation Supply	549,020	(4,079)	1,744	546,685
Veterinary Supply	136,853	17,670	598	155,121

Total	$823,740	$14,240	$1,952	$839,932

On August 22, 2013 Patterson Companies, Inc. announced a plan to divest certain non-core product lines in its medical segment (“Medical Restructuring”). The results for the second quarter of fiscal 2014 include charges of $6,650, including non-cash losses on the sale of assets of $5,114, the majority of which was goodwill.

Balances of other intangible assets excluding goodwill are as follows:

	October 26, 2013	April 27, 2013
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,892	$76,464
Amortized:
Distribution agreement, customer lists and other	288,519	235,781
Less: Accumulated amortization	(126,635)	(115,589)

Net amortized other intangible assets	161,884	120,192

Total identifiable intangible assets, net	$238,776	$196,656

Customer lists of $32,756, developed software of $2,693 and trade names of $48 were acquired during the second quarter of 2014.

NOTE 4 DERIVATIVE FINANCIAL INSTRUMENTS

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 26, 2013, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of December 2019. Patterson Companies, Inc. sold an identical interest rate cap to the same bank.

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

The following table presents the fair value of our interest rate contracts on the consolidated balance sheets:

Derivative type	Classification	October 26, 2013	April 27, 2013	October 27, 2012
Assets:
Interest rate contracts	Other noncurrent assets	$810	$486	$202
Liabilities:
Interest rate contracts	Other noncurrent liabilities	$820	$509	$247

The following table presents the effect of interest rate contracts on the consolidated statements of income:

		Three Months Ended		Six Months Ended
Derivative type	Location of gain (loss) recognized on derivative	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Interest rate contracts	Other income (expense), net	$2	$17	$2	$76

NOTE 5 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of October 26, 2013 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$229,098	$229,098	$—	$—
Derivative instruments	810	—	810	—

Total assets	$229,908	$229,098	$810	$—

Liabilities:
Derivative instruments	$820	$—	$820	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 27, 2013 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$282,619	$282,619	$—	$—
Derivative instruments	486	—	486	—

Total assets	$283,105	$282,619	$486	$—

Liabilities:
Derivative instruments	$509	$—	$509	$—

Cash equivalents—We value cash equivalents at their current market rates. The carrying value of cash equivalents, including government securities and money market funds, is recorded at fair value and maturities are less than three months.

Derivative instruments—Patterson’s derivative instruments consist of interest rate contracts. These instruments are valued using observable inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended October 26, 2013 or October 27, 2012.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 26, 2013 and October 27, 2012.

NOTE 6 CUSTOMER FINANCING

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

Patterson operated under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit. We receive approximately 84% of the principal amounts of the contracts upon sale. The remaining 16% of the proceeds are held by the conduit as security against the eventual performance of the portfolio. The capacity under the agreement at October 26, 2013 was $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive approximately 82% of the principal amounts of the contracts upon sale. The remaining 18% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The capacity under the agreement at October 26, 2013 was $100,000.

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

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During the three and six months ended October 26, 2013, we sold approximately $46,058, and $115,554, respectively, and during the three and six months ended October 27, 2012, we sold approximately $48,016 and $143,077, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with the covenants at October 26, 2013.

Included in current receivables in the consolidated balance sheets are approximately $49,326, net of unearned income of $1,115, and $64,272, net of unearned income of $1,586, as of October 26, 2013 and April 27, 2013, respectively, of finance contracts not yet sold by Patterson. A total of $464,442 of finance contracts receivable sold under the agreements was outstanding at October 26, 2013. The deferred purchase price under the arrangements was approximately $72,724 and $72,328 as of October 26, 2013 and April 27, 2013, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to approximately one-percent of the loans originated.

NOTE 7 SEGMENT REPORTING

Patterson Companies, Inc. is comprised of three reportable segments: dental, veterinary, and rehabilitation supply. Our reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other dental healthcare providers throughout North America. The veterinary supply segment provides consumable supplies, equipment, diagnostic products, biologicals (vaccines) and pharmaceuticals to companion-pet veterinary clinics. The rehabilitation supply segment provides a comprehensive range of distributed and self-manufactured rehabilitation medical supplies and assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

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

The following table presents information about Patterson’s reportable segments:

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2013	2012	2013	2012
Net sales
Dental supply	$563,052	$549,149	$1,117,285	$1,116,541
Veterinary supply	308,120	184,375	507,803	375,465
Rehabilitation supply	127,662	133,669	253,871	264,412

Consolidated net sales	$998,834	$867,193	$1,878,959	$1,756,418

Operating income
Dental supply	$53,174	$50,750	$108,664	$106,621
Veterinary supply	12,151	9,219	21,198	19,438
Rehabilitation supply	9,898	17,900	26,642	34,402

Consolidated operating income	$75,223	$77,869	$156,504	$160,461

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2013	2012	2013	2012
Net sales
Consumable and printed products	$707,578	$586,757	$1,309,788	$1,174,315
Equipment and software	212,634	206,920	416,516	433,962
Other	78,622	73,516	152,655	148,141

Total	$998,834	$867,193	$1,878,959	$1,756,418

NOTE 8 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, our Board of Directors adopted a leveraged ESOP. In fiscal 2002 and 2006, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $12,612 (the “2002 note”) and $105,000 (the “2006 note”), respectively. The contribution from the ESOP to employees is determined annually by the Board of Directors. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. These shares are accounted for under ASC 718-40, Share-based Payments – Employee Stock Ownership Plans, and are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. We recognize expense based on the current fair value of the shares released to participants. As of October 26, 2013, a total of 3,018,992 of unallocated shares were held by the ESOP. The ESOP expense recognized during the three months ended October 26, 2013 and October 27, 2012 was $5,700 for both quarters, respectively. The ESOP expense recognized during the six months ended October 26, 2013 and October 27, 2012 was $11,400 for both periods, respectively.

NOTE 9 DEBT ISSUANCE

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our second quarter, fiscal 2014 financial information is summarized in this Management’s Discussion and Analysis, and the Condensed Consolidated Financial Statements and related Notes. The following background is essential to fully understanding our Company’s financial information.

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

NVS Acquisition. On August 16, 2013 Patterson Companies, Inc. completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC (“NVS Acquisition”). NVS is the largest veterinary products distributor in the United Kingdom. Total cash consideration paid for NVS was £88.7 million (approximately $138.7 million). The acquisition is expected to be accretive to earnings by $0.03 to $0.04 per diluted share for the fiscal year ended April 26, 2014. The NVS business has lower gross margins and operating expenses than our historical businesses.

Medical Restructuring. On August 22, 2013 Patterson Companies, Inc. announced a plan to divest certain non-core product lines in its medical segment (“Medical Restructuring”). As a result of the plan to dispose of these product lines, the Company expects to incur a pre-tax restructuring charge in the range of $15 million to $17 million, or approximately $0.12 per diluted share. Approximately $14 million to $15 million of the restructuring charge will be non-cash losses on disposal of assets. The results for the second quarter of fiscal 2014 include charges of $7 million, including non-cash losses on the sale of assets of $5 million. The remainder of the restructuring charges will be incurred in fiscal year 2014. We estimate that disposing of these product lines will generate operational savings of approximately $2 million beginning in fiscal year 2015.

Information Technology Initiative. We estimate that we will invest $55 million to $65 million over the next five years to transform our information systems (“Information Technology Initiative”). We estimate that approximately half of this amount will be capitalized over the project life. We are estimating that an incremental $10 million will be expensed in fiscal 2014. Approximately $2 million was expensed in our first quarter and approximately $3 million was expensed in the second quarter of fiscal 2014.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.0%	67.6%	69.6%	67.8%

Gross margin	29.0%	32.4%	30.4%	32.2%
Operating expenses	21.4%	23.4%	22.1%	23.1%

Operating income	7.6%	9.0%	8.3%	9.1%
Other expense, net	(0.8%)	(1.0%)	(0.9%)	(1.0%)

Income before taxes	6.8%	8.0%	7.4%	8.1%

Net income	4.2%	5.3%	4.7%	5.3%

QUARTER ENDED OCTOBER 26, 2013 COMPARED TO QUARTER ENDED OCTOBER 27, 2012.

Net Sales. Consolidated net sales for the three months ended October 26, 2013 (“Current Quarter”) were $998.8 million, a 15.2% increase from $867.2 million for the three months ended October 27, 2012 (“Prior Quarter”). Acquisitions contributed 13.7% to Current Quarter sales growth, and foreign exchange rate changes had an unfavorable impact to Current Quarter sales growth of 0.4%.

Sales of the Dental segment were $563.1 million, a 2.5% increase from $549.1 million from the Prior Quarter. Current Period sales of consumables and printed office products increased 1.8%. Sales of dental equipment and software increased 4.3% to $176.6 million due to strong performance in the digital and CEREC categories. Sales of other services and products in the Dental segment increased 1.6% in the Current Quarter, from our Mercer acquisition and an increase in maintenance contract revenues.

Veterinary segment sales rose 67.1% to $308.1 million. Acquisitions contributed 64.0% to the current quarter sales growth. Excluding the NVS acquisition, consumables increased 1.8%, equipment and software sales increased 31.2% and other increased 25.9%. We believe that our equipment and technology strategy, which includes enhancing our infrastructure and becoming a national technical service provider, is driving the increases in equipment, software and services.

Rehabilitation segment sales declined 4.5% to $127.7 million, primarily as a result of reduced sales from the non-core product lines that were divested in the quarter. The Current Quarter sales were also impacted by continuing challenges in our international business. Foreign exchange rate changes had an unfavorable impact to Current Quarter sales growth of 0.8%.

Gross Margins. Consolidated gross margin decreased 340 basis points from the Prior Quarter to 29.0%. The NVS Acquisition accounts for 310 basis points of the decrease and the Medical Restructuring accounts for 10 basis points resulting in a comparable decrease of 20 basis points from Prior Quarter of 32.4%.

Operating Expenses. The consolidated operating expense ratio of 21.4% decreased 200 basis points from Prior Quarter at 23.4%. The NVS Acquisition accounts for 240 basis points of the decrease. The Medical Restructuring increased the operating expense ratio by 60 basis points, and the incremental expenses from the Information Technology Initiative increased operating expense by 30 basis points. This results in a comparable operating expense rate of 22.9% versus 23.4% in the Prior Quarter.

Operating Income. Current Quarter operating income was $75.2 million, or 7.6% of net sales. In the Prior Quarter, operating income was $77.9 million, or 9.0% of net sales. The decrease in the operating margin is due to the impacts from the NVS Acquisition, the Medical Restructuring and the incremental increase in expense from the Information Technology Initiative, which combined reduced operating income by 1.7%. The comparable operating margin rate is 9.3%.

Other (Expense) Income, Net. Net other expense was $7.5 million in the Current Quarter compared to $8.5 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest income of $1.1 million was up from $0.8 million in the Prior Quarter. Interest expense declined year-over-year from the retirement of $125 million of senior debt since the Prior Quarter, somewhat offset by the interest costs of the borrowings under our revolving line of credit at the end of the first quarter of fiscal 2014.

Income Tax Expense. The effective income tax rate for the Current Quarter was 37.9% compared to 34.4% in the Prior Quarter. The increase in the current year rate is due to certain onetime benefits that were included in the prior year rate in addition to the Current Quarter unfavorable tax impact of the Medical Restructuring. No offsetting tax benefit could be recorded for most of the restructuring charges due to the nature of those charges. For the fiscal year, the income tax rate from recurring operations is expected to be in a range from 35.5% to 35.9%. Recurring operations excludes the impact of the Medical Restructuring.

Net Income and Earnings Per Share. Net income was $42.0 million, compared to $45.5 million in the Prior Quarter. Earnings per diluted share was $0.41 in the Current Quarter compared to $0.44 in the Prior Quarter. The Current Quarter earnings per share after adding back the $0.07 per share impact from the Medical restructuring is $0.48. Diluted shares outstanding in the Current Quarter were 101,968,000 compared to 104,415,000 in the Prior Quarter. The decrease in the share count is due to share repurchase activity over the past year. The Current Quarter’s cash dividend was $0.16 per common share compared to $0.14 in the Prior Quarter.

SIX MONTHS ENDED OCTOBER 26, 2013 COMPARED TO SIX MONTHS ENDED OCTOBER 27, 2012.

Net Sales. Consolidated net sales increased 7.0% for the six months ended October 26, 2013 (“Current Period”) and totaled $1,879.0 million compared to $1,756.4 million for the six months ended October 27, 2012 (“Prior Period”). Sales included a contribution from acquisitions of 6.9% and a negative impact from foreign currency translation rates of 0.3%.

Dental segment sales of $1,117.3 million were 0.1% higher than the $1,116.5 million in the Prior Period. Consumable sales increased 2.5% from the prior period. Equipment and software sales declined 4.2% due to the dynamics around a new product introduction in the first and second quarters of the Prior Period. Sales of other services and products in the Dental segment rose 0.1% in the Current Period.

Sales of the Veterinary segment rose 35.2% to $507.8 million in the Current Period, due to a 31.6% growth from acquisitions. Excluding acquisitions, consumables increased 2.8%, equipment and software sales increased 17.9% and other increased 23.3%.

In the Current Period, Rehabilitation segment sales of $253.9 million were 4.0% lower than the $264.4 million of sales in the Prior Period. The currency translation rates negatively impacted sales growth in the Current Period by 0.6%.

Gross Margins. Consolidated gross margin decreased 180 basis points from the Prior Period to 30.4%. The NVS Acquisition accounts for 160 basis points of the decrease and the Medical Restructuring accounts for 10 basis points of the decrease resulting in a comparable decrease of 10 basis points from Prior Period of 32.2%.

Operating Expenses. The consolidated operating expense ratio decreased 100 basis points from Prior Period at 23.1%. The NVS Acquisition accounts for 120 basis points of the decrease. The Medical Restructuring increased the operating expense ratio by 30 basis points, and the incremental expenses from the Information Technology Initiative increased the operating expense ratio by 30 basis points. Adjusting for these three factors results in a comparable operating expense rate of 22.7% versus 23.1% in the Prior Period.

Operating Income. Current Period operating income was $156.5 million, or 8.3% of net sales. In the Prior Period, operating income was $160.5 million, or 9.1% of net sales. The decrease in the operating margin is due primarily to the NVS Acquisition, the Medical Restructuring and the incremental expenses from the Information Technology Initiative, which combined reduced the operating margin by 110 basis points, resulting in a comparable operating income rate of 9.4% versus 9.1% in the Prior Period.

Other (Expense) Income, Net. Net other expense was $16.7 million in the Current Period, $0.6 million lower than $17.3 million in the Prior Period. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest expense was lower in the Current Period due to the change in the composition of our debt as discussed above and in the notes to the consolidated financial statements.

Income Tax Expense. The effective income tax rate for the Current Period was 37.1% compared to 35.0% in the Prior Period. The increase in the current year rate is due to certain onetime benefits that were included in the prior year rate in addition to the current quarter impact of the Medical Restructuring as noted above.

Net Income and Earnings Per Share. Net income decreased 5.5% to $87.9 million, compared to $93.1 in the Prior Period. The decline is the result of the restructuring undertaken in the Medical segment and the incremental expenses incurred in the information technology transformation mitigated by the earnings contribution from NVS. Earnings per diluted share were $0.86 in the Current Period compared to $0.89 in the Prior Period. Diluted shares outstanding in the Current Period were 101,944,000 compared to 105,099,000 in the Prior Period. The decrease in the share count is due to share repurchase activity. The Current Period’s cash dividend was $0.32 per common share compared to $0.28 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations in the six-months ended October 26, 2013 were $93.2 million compared to $133.2 million in the Prior Period. The decline is primarily a result of the timing of accounts payable disbursements and taxes in the Current Period.

Net cash used in investing activities was $156.3 million in the Current Period compared to $19.4 million in the Prior Period primarily due to the NVS acquisition ($138.7 million) and the Information Technology Initiative. We expect to use a total of approximately $25 million to $30 million for capital expenditures in fiscal 2014.

Cash provided by financing activities during the Current Period was $72.9 million, including $135 million for a draw on our revolver for the purchase of NVS, offset by cash used for dividend payments of $48.4 million and stock repurchases of $22.2 million. In the Prior Period, cash used in financing activities was $184.3 million including cash used for stock repurchases of $85.2 million, retirement of long term debt of $75 million and dividends of $29.3 million.

We expect funds generated by operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2014.

As of October 26, 2013, $165 million was available under our $300 million revolving credit facility. Our current credit agreement expires in December 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 26, 2013. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 26, 2013.

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 26, 2013 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under the new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018. As of October 26, 2013, 23,896,000 shares remain available under the current repurchase authorization.

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

Dated: December 5, 2013

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