Form 10-Q
period 2014-01-25
PATTERSON COMPANIES, INC.
filed 2014-03-06
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 25, 2014.

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

As of March 3, 2014, there were 103,922,226 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995:

This Form 10-Q for the period ended January 25, 2014, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in our 2013 Annual Report on Form 10-K filed June 26, 2013 and other documents previously filed with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 25,	April 27,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$423,975	$505,228
Short-term investments	40,595	—
Receivables, net	557,576	448,158
Inventory	451,110	360,563
Prepaid expenses and other current assets	63,877	47,387

Total current assets	1,537,133	1,361,336
Property and equipment, net	204,586	192,020
Long-term receivables, net	76,649	85,427
Goodwill	844,158	823,740
Identifiable intangibles, net	228,155	196,656
Other	85,467	22,599

Total assets	$2,976,148	$2,681,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$330,801	$249,795
Accrued payroll expense	71,415	70,687
Other accrued expense	140,966	128,037
Borrowings on revolving credit	135,000	—

Total current liabilities	678,182	448,519
Long-term debt	725,000	725,000
Other	116,616	113,804

Total liabilities	1,519,798	1,287,323
Stockholders’ equity:
Common Stock	1,050	1,056
Additional paid-in capital	—	—
Accumulated other comprehensive income	38,020	25,165
Retained earnings	1,512,404	1,463,358
Unearned ESOP shares	(95,124)	(95,124)

Total stockholders’ equity	1,456,350	1,394,455

Total liabilities and stockholders’ equity	$2,976,148	$2,681,778

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013
Net sales	$1,082,679	$915,861	$2,961,638	$2,672,279
Cost of sales	771,218	615,568	2,079,228	1,805,687

Gross profit	311,461	300,293	882,410	866,592
Operating expenses	214,810	210,755	629,255	616,593

Operating income	96,651	89,538	253,155	249,999
Other income and expense:
Other income, net	527	1,375	1,215	2,727
Interest expense	(9,237)	(9,113)	(26,581)	(27,808)

Income before taxes	87,941	81,800	227,789	224,918
Income taxes	30,920	28,170	82,848	78,208

Net income	$57,021	$53,630	$144,941	$146,710

Earnings per share:
Basic	$0.56	$0.53	$1.43	$1.42

Diluted	$0.56	$0.52	$1.42	$1.41

Weighted average common shares:
Basic	101,105	102,130	101,067	103,624

Diluted	101,999	102,896	101,962	104,374

Dividends declared per common share	$0.16	$0.14	$0.48	$0.42

Other Comprehensive Income
Net income	$57,021	$53,630	$144,941	$146,710
Foreign currency translation gain / (loss)	6,606	(2,745)	13,000	(5,509)
Cash flow hedge loss	(48)	(31)	(145)	(93)

Comprehensive Income	$63,579	$50,854	$157,796	$141,108

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 25,	January 26,
	2014	2013
Operating activities:
Net income	$144,941	$146,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,320	19,137
Amortization	16,363	14,170
ESOP compensation	9,100	17,100
Stock-based compensation	5,740	10,985
Bad debt expense	2,202	492
Excess tax benefits from stock-based compensation	(1,096)	(849)
Loss on sale of assets	5,126	—
Change in assets and liabilities, net of acquired	(52,946)	(28,409)

Net cash provided by operating activities	149,750	179,336
Investing activities:
Additions to property and equipment, net	(30,263)	(14,259)
Acquisitions and equity investments, net	(140,774)	(14,650)
Proceeds from sale of assets	6,546	—
Purchase of investments	(99,232)	—
Other investing activities	(4,436)	—

Net cash used in investing activities	(268,159)	(28,909)
Financing activities:
Dividends paid	(65,333)	(43,745)
Repurchases of common stock	(42,734)	(140,468)
Draw on revolver	135,000	—
ESOP activity	(1,448)	(1,514)
Common stock issued, net	14,108	9,875
Retirement of long-term debt	—	(75,000)
Excess tax benefits from share-based compensation	1,096	849

Net cash provided by (used in) financing activities	40,689	(250,003)
Effect of exchange rate changes on cash	(3,533)	(1,756)

Net decrease in cash and cash equivalents	(81,253)	(101,332)
Cash and cash equivalents at beginning of period	505,228	573,781

Cash and cash equivalents at end of period	$423,975	$472,449

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

January 25, 2014

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of our Company as of January 25, 2014, and our results of operations and cash flows for the periods ended January 25, 2014 and January 26, 2013. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 25, 2014 and January 26, 2013, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2013 Annual Report on Form 10-K filed on June 26, 2013.

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

Fiscal Year End

The fiscal year end of our Company is the last Saturday in April. The third quarter of fiscal years 2014 and 2013 represents the 13 weeks ended January 25, 2014 and January 26, 2013, respectively. Fiscal years 2014 and 2013 each include 52 weeks of operations.

Comprehensive Income

Other than net income, the only significant items included in comprehensive income are foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
Denominator:
Denominator for diluted earnings per share—average shares	101,105	102,130	101,067	103,624
Effect of dilutive securities—stock options, restricted stock, ESOP and stock purchase plans	894	766	895	750

Denominator for diluted earnings per share—adjusted weighted average shares	101,999	102,896	101,962	104,374

Options to purchase 2 shares and 51 shares of common stock during both the three and nine months ended January 25, 2014, and 420 and 421 shares during both the three and nine months ended January 26, 2013, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock award excluded from the calculation of diluted earnings per share during the three and nine months ended January 25, 2014, or the three and nine months ended January 26, 2013, respectively, because the effect would have been anti-dilutive.

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

At August 16, 2013 (in thousands)
Receivables	$113,112
Inventory	45,773
Prepaid expenses and other current assets	1,187
Property, plant and equipment	2,622
Goodwill	21,945
Identifiable intangibles	45,326
Accounts payable	(83,811)
Others accrued liabilities	(7,464)

Purchase price	$138,690

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, cost synergies, and the potential to integrate and expand existing product lines. The goodwill and intangible assets have been allocated to the Veterinary reporting segment.

The Company recognized $675 of transaction costs related to the NVS acquisition through the third quarter, and the charges were reported in operating expense in the Condensed Consolidated Statement of Income.

Operating results for this acquisition have been included in the Company’s Condensed Consolidated Statements of Income and Other Comprehensive Income from the date of acquisition (i.e. beginning in the second quarter) and are reflected in the Veterinary reporting segment. The acquisition contributed net sales of $145,544 and $263,292 to the segment for the third quarter and the nine months ended January 25, 2 014, respectively. Pro forma results are not presented, as the acquisition is not considered material to our Company.

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

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 27, 2013 and January 25, 2014 are as follows:

		Acquisition	Translation
	Balance at	Activity &	And Other	Balance at
	April 27, 2013	Divestitures	Activity	January 25, 2014
Dental Supply	$137,867	$649	$(1,105)	$137,411
Rehabilitation Supply	549,020	(4,079)	1,818	546,759
Veterinary Supply	136,853	21,945	1,190	159,988

Total	$823,740	$18,515	$1,903	$844,158

On August 22, 2013 Patterson Companies, Inc. announced a plan to divest certain non-core product lines in its medical segment (“Medical Restructuring”). The results for fiscal 2014 include charges of $8,902, including non-cash losses on the sale of assets of $8,527, of which approximately half was goodwill.

Balances of other intangible assets excluding goodwill are as follows:

	January 25,	April 27,
	2014	2013
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,870	$76,464
Amortized:
Distribution agreement, customer lists and other	284,182	235,781
Less: Accumulated amortization	(132,897)	(115,589)

Net amortized other intangible assets	151,285	120,192

Total identifiable intangible assets, net	$228,155	$196,656

Intangible assets, consisting of customer lists and other, of $45,763 were acquired during the second quarter of 2014.

NOTE 4 DERIVATIVE FINANCIAL INSTRUMENTS

Patterson is a party to certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On December 5, 2013, this agreement was amended on terms consistent with the expiring agreement. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 25, 2014, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of February 2022. Patterson Companies, Inc. sold an identical interest rate cap to the same bank.

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

In addition to the identical purchased and sold interest rate cap agreements described above, in May 2012 we entered into an interest rate swap agreement with a bank to economically hedge the interest rate risk associated with a portion of the finance contracts we had sold through the special purpose entities.

Our interest rate contracts do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs.

The following table presents the fair value of our interest rate contracts on the consolidated balance sheets:

		January 25,	April 27,	January 26,
Derivative type	Classification	2014	2013	2013
Assets:
Interest rate contracts	Other noncurrent assets	$2,165	$486	$138
Liabilities:
Interest rate contracts	Other noncurrent liabilities	$2,172	$509	$165

The following table presents the effect of interest rate contracts on the consolidated statements of income:

		Three Months Ended		Nine Months Ended
Derivative type	Location of gain (loss) recognized on derivative	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013

Interest rate contracts	Other income (expense), net	$1	$(4)	$3	$72

NOTE 5 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of January 25, 2014 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$211,424	$211,424	$—	$—
Derivative instruments	2,165	—	2,165	—

Total assets	$213,589	$211,424	$2,165	$—

Liabilities:
Derivative instruments	$2,172	$—	$2,172	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 27, 2013 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$282,619	$282,619	$—	$—
Derivative instruments	486	—	486	—

Total assets	$283,105	$282,619	$486	$—

Liabilities:
Derivative instruments	$509	$—	$509	$—

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

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended January 25, 2014 or January 26, 2013.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 25, 2014 and January 26, 2013.

NOTE 6 SECURITIES

On October 25th, 2013 we invested in three time deposits with total principal of $110,000 Canadian dollars. Our time deposit securities are classified as “held-to-maturity” securities and are carried at cost, adjusted for accrued interest and amortization of premium or discount. The current value is not materially different than fair value. The fair value was determined based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs) the estimated timing of payments and the credit quality of the underlying creditor. Significant increases in any of the significant unobservable inputs in isolation would not result in a materially lower fair value estimate. The interrelationship between these inputs is insignificant. The U.S. dollar equivalents at January 25, 2014, include $40,595, which is classified as a current asset and will mature within one year, and $58,864, which is classified as a noncurrent asset and will mature within two years.

NOTE 7 CUSTOMER FINANCING

As a convenience to our customers, we offer several different financing alternatives including both our Company-sponsored program and a third party program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under our sponsored program, equipment purchased by customers with strong credit may be financed up to a maximum of $500 for any one customer. We generally sell the customers’ financing contracts to outside financial institutions in the normal course of our business. Patterson currently has two arrangements under which we sell these contracts.

Patterson operated under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit. We receive approximately 86% of the principal amounts of the contracts upon sale. The remaining 14% of the proceeds are held by the conduit as security against the eventual performance of the portfolio. The capacity under the agreement at January 25, 2014 was $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive approximately 83% of the principal amounts of the contracts upon sale. The remaining 17% of the proceeds is held by the conduit as security against the eventual performance of the portfolio. The capacity under the agreement at January 25, 2014 was $100,000.

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

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During the three and nine months ended January 25, 2014, we sold approximately $92,022, and $207,576, respectively, and during the three and nine months ended January 26, 2013, we sold approximately $62,700 and $205,777, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with the covenants at January 25, 2014.

Included in current receivables in the consolidated balance sheets are approximately $74,446, net of unearned income of $2,972, and $64,272, net of unearned income of $1,586, as of January 25, 2014 and April 27, 2013, respectively, of finance contracts not yet sold by Patterson. A total of $489,451 of finance contracts receivable sold under the agreements was outstanding at January 25, 2014. The deferred purchase price under the arrangements was approximately $70,103 and $72,328 as of January 25, 2014 and April 27, 2013, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to approximately one-percent of the loans originated.

NOTE 8 SEGMENT REPORTING

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

The following table presents information about Patterson’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
Net sales
Dental supply	$641,965	$626,494	$1,759,248	$1,743,035
Veterinary supply	333,402	175,408	841,206	550,873
Rehabilitation supply	107,312	113,959	361,184	378,371

Consolidated net sales	$1,082,679	$915,861	$2,961,638	$2,672,279

Operating income
Dental supply	$73,513	$66,049	$181,846	$172,670
Veterinary supply	12,003	9,942	33,175	29,380
Rehabilitation supply	11,135	13,547	38,134	47,949

Consolidated operating income	$96,651	$89,538	$253,155	$249,999

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013
Net sales
Consumable and printed products	$700,895	$551,150	$2,010,683	$1,725,465
Equipment and software	304,727	292,725	721,243	726,687
Other	77,057	71,986	229,712	220,127

Total	$1,082,679	$915,861	$2,961,638	$2,672,279

NOTE 9 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, our Board of Directors adopted a leveraged ESOP. In fiscal 2002 and 2006, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $12,612 (the “2002 note”) and $105,000 (the “2006 note”), respectively. The contribution to the ESOP, and the resulting allocation to employees, is determined annually by the Board of Directors following the close of the fiscal year. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. These shares are accounted for under ASC 718-40, Share-based Payments – Employee Stock Ownership Plans, and are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. We recognize expense based on the current fair value of the shares released to participants. As of January 25, 2014, a total of 3,018,992 of unallocated shares were held by the ESOP. The estimated ESOP expense recognized during the nine months ended January 25, 2014 was $9,100 and January 26, 2013 was $17,100, respectively.

NOTE 10 DEBT ISSUANCE AND REPAYMENTS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our third quarter, fiscal 2014 financial information is summarized in this Management’s Discussion and Analysis, and the Condensed Consolidated Financial Statements and related Notes. The following background is essential to fully understanding our Company’s financial information.

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

Medical Restructuring. On August 22, 2013 Patterson Companies, Inc. announced a plan to divest certain non-core product lines in its medical segment (“Medical Restructuring”). As a result of the plan to dispose of these product lines, the Company expects to incur a pre-tax restructuring charge in the range of $14 million to $15 million, or approximately $0.12 per diluted share. Approximately $13 million to $14 million of the restructuring charge will be non-cash losses on disposal of assets. Charges of $2 million and $9 million were recognized in the three and nine months ending January 25, 2014 respectively. The nine month expense includes non-cash losses on the sale of assets of $5 million. The remainder of the restructuring charges will be incurred in the fourth quarter of fiscal year 2014. We estimate that disposing of these product lines will generate operational savings of approximately $2 million beginning in fiscal year 2015.

Information Technology Initiative. We estimate that we will invest $55 million to $65 million over the next five years to transform our information systems (“Information Technology Initiative”). We estimate that approximately half of this amount will be capitalized over the project life. We are estimating that an incremental $10 million will be expensed in fiscal 2014. Approximately $3 million was expensed in our third quarter and approximately $8 million has been expensed in fiscal 2014.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2%	67.2%	70.2%	67.6%

Gross margin	28.8%	32.8%	29.8%	32.4%
Operating expenses	19.8%	23.0%	21.2%	23.1%

Operating income	8.9%	9.8%	8.5%	9.3%
Other expense, net	(0.8%)	(0.9%)	(0.9%)	(0.9%)

Income before taxes	8.1%	9.1%	7.7%	8.4%

Net income	5.3%	5.9%	4.9%	5.5%

QUARTER ENDED JANUARY 25, 2014 COMPARED TO QUARTER ENDED JANUARY 26, 2013.

Net Sales. Consolidated net sales for the three months ended January 25, 2014 (“Current Quarter”) were $1,083 million, a 18.2% increase from $915.9 million for the three months ended January 26, 2013 (“Prior Quarter”). Acquisitions contributed 16.0% to Current Quarter sales growth, and foreign exchange rate changes had an unfavorable impact to Current Quarter sales growth of 0.5%.

Sales of the Dental segment were $642.0 million, a 2.5% increase from $626.5 million from the Prior Quarter. Current Period sales of consumables and printed office products increased 0.6%. Sales of dental equipment and software increased 5.0% to $266.7 million due to strong performance in the digital and CEREC categories. Sales of other services and products in the Dental segment increased 1.2% in the Current Quarter, from our Mercer acquisition and an increase in maintenance contract revenues.

Veterinary segment sales rose 90.1% to $333.4 million. Acquisitions contributed 83.2% to the current quarter sales growth. Excluding the NVS acquisition, consumables increased 5.6%, equipment and software sales increased 23.3% and other increased 17.8%. We believe that our equipment and technology strategy, which includes enhancing our infrastructure and becoming a national technical service provider, is driving the increases in equipment, software and services.

Rehabilitation segment sales decreased 5.8% to $107.3 million, primarily as a result of reduced sales from the non-core product lines that were divested in the second quarter. The Current Quarter sales were also impacted by continuing challenges in our international business. Foreign exchange rate changes had an unfavorable impact to Current Quarter sales growth of 0.3%.

Gross Margins. Consolidated gross margin decreased 400 basis points from the Prior Quarter to 28.8%. The NVS Acquisition accounts for 350 basis points of the decrease and the Medical Restructuring accounts for 10 basis points resulting in a comparable decrease of 40 basis points from Prior Quarter of 32.8%. The 40 basis points is predominantly the result of the mix between segments.

Operating Expenses. The consolidated operating expense ratio of 19.8% decreased 320 basis points from Prior Quarter at 23.0%. The NVS Acquisition accounts for 240 basis points of the decrease. The incremental expenses from the Information Technology Initiative increased operating expense by 20 basis points. The Medical Restructuring had a minimal impact on operating expense in the current quarter. This results in a comparable operating expense rate of 22.0% versus 23.0% in the Prior Quarter.

Operating Income. Current Quarter operating income was $96.7 million, or 8.9% of net sales. In the Prior Quarter, operating income was $89.5 million, or 9.8% of net sales. The decrease in the operating margin is due to the impacts from the NVS Acquisition, the Medical Restructuring and the incremental increase in expense from the Information Technology Initiative, which combined reduced operating margin by 140 basis points. The comparable operating margin rate is 10.3%.

Other (Expense) Income, Net. Net other expense was $8.7 million in the Current Quarter compared to $7.8 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Foreign currency had a negative impact of $1.1 million compared to a $0.2 million positive impact in the Prior Quarter. Interest income of $1.6 million was up from $1.2 million in the Prior Quarter.

Income Tax Expense. The effective income tax rate for the Current Quarter was 35.2% compared to 34.4% in the Prior Quarter. The increase in the current year rate is due to certain onetime benefits that were included in the prior year rate. For the fiscal year, the income tax rate from recurring operations is expected to be in a range from 35.5% to 35.9%. Recurring operations excludes the impact of the Medical Restructuring.

Net Income and Earnings Per Share. Net income was $57.0 million, compared to $53.6 million in the Prior Quarter. Earnings per diluted share was $0.56 in the Current Quarter compared to $0.52 in the Prior Quarter. The Current Quarter earnings per share after adding back the $0.01 per share impact from the Medical restructuring is $0.57. Diluted shares outstanding in the Current Quarter were 101,999,000 compared to 102,896,000 in the Prior Quarter. The decrease in the share count is due to share repurchase activity over the past year. The Current Quarter’s cash dividend was $0.16 per common share compared to $0.14 in the Prior Quarter.

NINE MONTHS ENDED JANUARY 25, 2014 COMPARED TO NINE MONTHS ENDED JANUARY 26, 2013.

Net Sales. Consolidated net sales increased 10.8% for the nine months ended January 25, 2014 (“Current Period”) and totaled $2,961.6 million compared to $2,672.3 million for the nine months ended January 26, 2013 (“Prior Period”). Sales included a contribution from acquisitions of 10.0% and a negative impact from foreign currency translation rates of 0.4%.

Dental segment sales of $1,759.2 million were 0.9% higher than the $1,743.0 million in the Prior Period. Consumable sales increased 1.9% from the prior period. Equipment and software sales declined 0.4% due to the dynamics around a new product introduction in the first and second quarters of the Prior Period. Sales of other services and products in the Dental segment rose 0.5% in the Current Period.

Sales of the Veterinary segment rose 52.7% to $841.2 million in the Current Period, due to a 48.0% growth from acquisitions. Excluding acquisitions, consumables increased 3.7%, equipment and software sales increased 20.3% and other increased 21.6%.

In the Current Period, Rehabilitation segment sales of $361.2 million were 4.5% lower than the $378.4 million of sales in the Prior Period. Sales were reduced as a result of the disposal of certain product lines as a part of the restructuring of this segment announced earlier in the fiscal year. The currency translation rates negatively impacted sales growth in the Current Period by 0.5%.

Gross Margins. Consolidated gross margin decreased 260 basis points from the Prior Period to 29.8%. The NVS Acquisition accounts for 230 basis points of the decrease and the Medical Restructuring accounts for 10 basis points of the decrease resulting in a comparable decrease of 20 basis points from Prior Period of 32.4%.

Operating Expenses. The consolidated operating expense ratio decreased 190 basis points from Prior Period to 21.2%. The NVS Acquisition accounts for 170 basis points of the decrease. The Medical Restructuring increased the operating expense ratio by 20 basis points, and the incremental expenses from the Information Technology Initiative increased the operating expense ratio by 30 basis points. When adjusting for these three factors results the comparable operating expense rate is 22.4% versus 23.1% in the Prior Period.

Operating Income. Current Period operating income was $253.2 million, or 8.5% of net sales. In the Prior Period, operating income was $250.0 million, or 9.4% of net sales. The decrease in the operating margin is due primarily to the NVS Acquisition, the Medical Restructuring and the incremental expenses from the Information Technology Initiative, which combined reduced the operating margin by 90 basis points, resulting in a comparable operating margin rate of 9.4% in both the current and Prior Period.

Other (Expense) Income, Net. Net other expense was $25.4 million in the Current Period, $0.3 million higher than $25.1 million in the Prior Period. Foreign currency losses impacted the Current Period and Prior Period by $2.7 million and $0.8, respectively. Interest expense was lower in the Current Period due to the retirement of $125 million of senior debt since the Prior Period.

Income Tax Expense. The effective income tax rate for the Current Period was 36.4% compared to 34.8% in the Prior Period. The increase in the current year rate is due to certain onetime benefits that were included in the prior year rate in addition to the second quarter unfavorable impact of the Medical Restructuring in the current year.

Net Income and Earnings Per Share. Net income decreased 1.2% to $144.9 million, compared to $146.7 million in the Prior Period. The decline is the result of the restructuring undertaken in the Medical segment and the incremental expenses incurred in the information technology transformation mitigated by the earnings contribution from NVS. Earnings per diluted share were $1.42 in the Current Period compared to $1.41 in the Prior Period. Diluted shares outstanding in the Current Period were 101,962,000 compared to 104,374,000 in the Prior Period. The decrease in the share count is due to share repurchase activity. The Current Period’s cash dividend was $0.48 per common share compared to $0.42 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations in the nine-months ended January 25, 2014 were $149.8 million compared to $179.3 million in the Prior Period. The decline is primarily a result of increased inventory, and timing of accounts payable disbursements.

Net cash used in investing activities was $268.2 million in the Current Period compared to $28.9 million in the Prior Period primarily due to the NVS acquisition ($138.7 million), purchases of investments of $99.2 million and the Information Technology Initiative. We expect to use a total of approximately $35 million for capital expenditures in fiscal 2014. This is higher than previous estimates as we have made certain capital expenditures related to the technology initiative that were originally planned for fiscal 2015.

Cash provided by financing activities during the Current Period was $40.7 million, including $135 million for a draw on our revolver for the purchase of NVS, offset by cash used for dividend payments of $65.3 million and stock repurchases of $42.7 million. In the Prior Period, cash used in financing activities was $250 million including cash used for stock repurchases of $140.5 million, retirement of long term debt of $75 million and dividends of $43.7 million.

We expect funds generated by operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2014.

As of January 25, 2014, $165 million was available under our $300 million revolving credit facility. Our current credit agreement expires in December 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 25, 2014. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 25, 2014.

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 25, 2014 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under the new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018. As of January 25, 2014, 23,267,224 shares remain available under the current repurchase authorization.

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

Dated: March 6, 2014
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