Form 10-K
period 2014-04-26
PATTERSON COMPANIES, INC.
filed 2014-06-25
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on October 26, 2013, was approximately $4,317,000,000 (For purposes of this calculation all of the registrant’s officers, directors and presidents of operating units are deemed affiliates of the registrant.)

As of June 19, 2014, there were 103,927,562 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 26, 2014 are incorporated by reference into Part III.

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

General

Patterson is a value-added distributor serving three major markets:

•	North American dental supply;

•	U.S. and U.K. veterinary supply; and

•	The worldwide rehabilitation and assistive products supply market.

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

In June 2004, we changed our corporate name from Patterson Dental Company to Patterson Companies, Inc. (“Patterson” or the “Company”). Patterson retained its existing NASDAQ stock symbol – PDCO. The corporate name change was adopted to reflect Patterson’s expanded base of business in the veterinary and rehabilitation supply markets, as well as its traditional base of operations in the dental supply market. Patterson’s operating units include Patterson Dental, Patterson Veterinary and Patterson Medical.

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

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental is one of the two largest distributors of dental products in North America. Our dental business has operations in the United States and Canada. Patterson Dental, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental offers our customers a broad selection of dental products including more than 105,500 stock keeping units (“SKUs”) of which approximately 4,700 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. We market our dental products and services through more than 1,500 direct sales representatives, of which approximately 300 are equipment specialists.

Patterson Dental has over 130 years of experience providing quality products and services to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to approximately $2.4 billion in fiscal 2014 and profitability has increased from an operating loss in fiscal 1986 to operating income of $249.1 million in fiscal 2014.

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

Today we offer four convenient ordering systems to the dental supply segment, eMAGINE®, REMOSM, PDXpress® and www.pattersondental.com, which we re-launched in fiscal 2012 to provide our customers with better search capabilities, easier access to their order history, customized purchase reports, and fingertip access to Patterson Advantage, the segment’s customer loyalty program. Customers, as well as our sales force, use these systems, although the predominant platform today is www.pattersondental ..com with minimal usage of REMO and PDXpress. Over the years, the number of orders transmitted electronically has grown steadily to approximately 77% of our consumable dental product volume or $1,038 billion in fiscal year 2014. In addition to enhancing customer service by offering electronic order entry systems to our customers, these systems enable our sales representatives to spend more time with existing customers and to call on additional customers.

The goal of Patterson Dental’s internet strategy is to distribute information and service related products over the internet to enhance customers’ practices and to increase sales force productivity. Our internet environment includes order entry, customer support for their digital systems and our proprietary products, customer-loyalty program reports and services, access to “Patterson Today” articles and manufacturers’ product information. Additionally, Patterson Dental utilizes a tool, InfoSource®, to provide real time customer and sales information to our sales force, managers and vendors via the internet.

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

An integral part of our shared services concept is the consolidation and leveraging of distribution centers between Patterson’s segments. As of April 2014, eight distribution centers are shared between two or all three of our operating units. In addition, we have established shared sales branch offices in several locations between multiple segments. Because of these and other efforts, we expect to continue to improve our operating expense leverage and efficiencies going forward.

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

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	2014	2013	2012
Consumable and printed products	54%	53%	55%
Equipment and software	35	36	34
Other (1)	11	11	11

Total	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

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

Software. Patterson Dental develops and markets our own proprietary lines (EagleSoft and Dophin) of practice management and clinical software for dental professionals, including software for scheduling, billing, charting and capture/storage/retrieval of digital images. Patterson Dental also sells software products developed by third parties, including SIDEXIS® by Sirona and Dimax2 by Planmeca. These value-added products are designed to help achieve office productivity improvements, which translate into higher profitability for the customer.

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

Other

Software Services. Patterson offers a variety of services to complement our software products, such as service agreements, software training, back-up services, electronic claims processing and billing statement processing. These services provide value to customers by allowing them to keep their software products current or receive payments more rapidly while obtaining greater productivity.

Equipment Installation, Repair and Maintenance. To keep their practices running efficiently, dentists require reliable performance from their equipment. All major equipment sold by Patterson includes installation and our 90-day labor warranty at no additional charge. Patterson also provides complete repair and maintenance services for all dental equipment, whether or not purchased from Patterson, including our 24-hour hand piece repair service. In addition to service technicians, who provide installation and repair services on basic dental equipment, we have also invested in personnel who specialize in installing and troubleshooting issues with technology solutions such as practice management software, digital imaging products, CAD/CAM, hardware and networking. The goal of this group, which is comprised of both local service technicians and the staff at the PTC, is to assist customers in integrating newer technology into their dental practices. The PTC helps our customers minimize costly downtime by offering a single point of contact for post-sale technology related issues.

Dental Office Design. Patterson provides dental office layout and design services using a computer-aided design (CAD) program. Equipment specialists can create original or revise existing dental office designs in a fraction of the time required to produce conventional drawings. Customers purchasing major equipment items receive dental office design services at no additional charge.

Equipment Financing. Patterson Dental provides a variety of options to fulfill our customers’ financing needs. For qualified purchasers of equipment, we will arrange customer financing through Patterson or a third party. For non-equipment related needs, such as for working capital or real estate, customers are also referred to a third party. These alternatives allow us to offer our customers convenience while still meeting their diverse financing needs. In fiscal 2014, we originated approximately $320.6 million of equipment finance contracts in the United States. Patterson Dental, or our third party vendor, financed approximately 43% of the equipment purchased by our customers during fiscal 2014.

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

To fund the financing that is originated by us, Patterson has created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in a commercial paper conduit. We transfer finance contracts we originate to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. As of April 26, 2014, the maximum outstanding capacity of this arrangement at any one time is $500 million.

A second SPE, PDC Funding Company II, LLC, sells contracts through a Contract Purchase Agreement to a bank. This agreement operates similarly to the Receivables Purchase Agreement described above, except that the capacity is $100 million.

The SPE’s do not issue debt. There is no recourse to Patterson for contracts purchased by either the commercial paper conduit or the bank, but there is a deferred purchase price equal to approximately 13% of the principal of these contracts. Patterson services the customer contracts under both of these arrangements in exchange for a fee that approximates our cost for providing the service.

Sales and Marketing

During fiscal 2014, Patterson Dental sold products or services to approximately 119,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental’s customers include dentists, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 1% of sales during fiscal 2014, and Patterson Dental is not dependent on any single customer or geographic group of customers. Our sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with our sales representatives and frequent direct marketing contact, which underscores our value-added approach.

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

To assist our sales representatives, Patterson Dental publishes a variety of catalogs and fliers containing product and service information. Dental customers receive a full-line product catalog containing over 37,000 inventoried items. The catalog includes pictures of products, detailed descriptions and specifications of products and is used by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high demand items such as infection control products, are promoted through merchandise fliers printed and distributed bi-monthly. In addition, dental equipment sold by Patterson is featured in our tri-yearly publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson Dental and information on equipment maintenance.

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

While Patterson Dental makes purchases from many suppliers, and there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable. Our top ten supply vendors accounted for approximately 50% and 48% of the cost of dental products sold in fiscal 2014 and fiscal 2013, respectively. Of these ten, the top two vendors accounted for 17% and 8% for fiscal 2014 and 16% and 8% for fiscal 2013 cost of sales, respectively.

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

Veterinary Supply

Overview

Effective January 1, 2013, Webster Veterinary Supply, Inc. changed its name to Patterson Veterinary Supply, Inc. Patterson Veterinary is a leading distributor of veterinary supplies primarily to companion-pet (dogs, cats and other common household pets), equine and large animal veterinarians and veterinary clinics, public and private institutions, and shelters across the United States and now, with the purchase of National Veterinary Services Limited (NVS) in the United Kingdom (UK). Patterson Veterinary, including NVS, has developed a strong brand identity as a value-added, full-service distributor with a comprehensive offering of pharmaceuticals, vaccines, parasiticides, diagnostics, prescription and non-prescription diets, nutritionals, consumable supplies, equipment, and software. Patterson Veterinary’s product offering, totaling more than 50,000 items, is sold by approximately 220 field sales representatives.

Net sales by Patterson Veterinary in fiscal 2014 were $1.2 billion and operating income totaled $49.8 million. In addition to our core business of distributing veterinary products, Patterson Veterinary’s US operation has a significant agency commission business with several pharmaceutical manufacturers. Under the agency relationships, Patterson Veterinary receives orders for products from customers, transmits these orders to vendors who then pick, pack, and ship the products. These vendors then invoice and collect payment from our customers. Patterson Veterinary receives a commission payment for soliciting the order and for providing other customer service activities. The agency commissions that Patterson Veterinary earns range from 2% to 7%, a portion of which is shared with the field sales and customer service representatives. Patterson Veterinary’s agency commissions accounted for less than 1% of our net sales in fiscal 2014.

US Market

We estimate the market for pharmaceuticals and supplies sold to companion animal and equine veterinarians through distribution is approximately $3.3 billion on an annual basis. Based upon the estimated $3.3 billion market, we believe our share of this market is approximately 21%. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. As of December 31, 2013, according to the American Veterinary Medical Association, or AVMA, there were more than 64,000 veterinarians in private practice nationwide specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $1,000,000 of annual revenue. These practices purchase between $120,000 and $140,000 of supplies each year, and similar to the dental practitioner, tend not to maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products, which veterinarians both administer and dispense.

Historically, the demand for veterinary services in the US has grown significantly faster than growth in the overall economy. More recently the market growth has slowed as a result of a decrease in consumer spending. However we anticipate increasing demand for veterinary services due to the following favorable factors:

•

Number of households with companion animals. The number of households with companion animals is steadily expanding which increases the demand for veterinary services. According to the AVMA 2012 US Pet Ownership & Demographics Sourcebook, the percentages of U.S. households owning dogs, cats or horses are 36.5%, 30.4%, and 1.5%, respectively.

•

Veterinary expenditures per household. The amount pet owners are willing to spend caring for their pets is increasing substantially. The American Pet Products Association estimates that pet owners will spend $58.5 billion in 2014 to care for the American pet population, a significant increase compared to $41.2 billion spent in 2007.

•

Veterinary products and techniques. Many new therapeutic and preventive products are being developed for the companion animal market. Technological developments have resulted in new innovative veterinary products and advances in veterinary services.

UK Market

We estimate the UK market for pharmaceuticals and supplies sold to companion, equine and large animal veterinarians through distribution is approximately £1 billion. Based upon the estimated £1 billion market, we believe our share of this market is approximately 42%. The fastest growing segment is the companion animal which represents approximately 65% of the market with large animal and equine segments representing 25% and 10%, respectively. There are approximately 18,000 veterinarians in the UK practicing in veterinary outlets. Customers in this market are classified as independent practices, members of buying groups, corporations, and charities. Similar to the US markets, independent practices are typically small, privately-held businesses that place at least one order per week to avoid storing and managing large volumes of supplies. However, there has been a shift in the UK market towards consolidation of veterinary practices either through outright purchases by corporations or by joint venture whereby the practitioner continues to own a portion of the practice.

US Operations

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

•

In December 2012, Patterson Veterinary acquired the assets of Universal Vaporizer Support (UVS) based in Foster City, California with annual sales of approximately $3 million. UVS provides cleaning and calibration services for a variety of anesthetic vaporizers used in veterinary medicine.

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

In January 2013, Patterson Veterinary launched its newly designed website pattersonvet.com with upgraded features from the depth of information available to the ease and efficiency of navigating the site as well as enhanced search capabilities including descriptions with multiple images and product details to assist with product research and purchasing decisions. In fiscal 2014, approximately 36% of the consumable sales were ordered through both our website and eMagine electronic ordering platform.

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

ePetHealth. A leading suite of communication and educational tools designed to help the veterinary clinic increase compliance and pet-owner loyalty to the practice through: clinic eMarketing tools, health service reminders, online medical records, drug home delivery and award winning DIA videos and content.

DIA. A premier client education software for companion animal and equine practices provides over 3,000 illustrations, animations, clinical images, radiographs and other diagnostic images that cover a wide range of medical conditions. Additionally, DIA Reception provides high definition footage and animations to better explain common pet health issues and conditions to pet owners.

VetSource. A leading professional pharmacy providing home delivery service of medications to pet owners which improves client compliance, retains drug revenues within the veterinary practice, and optimizes inventory investments.

Patterson Veterinary University. Patterson Veterinary University (PVU) offers exclusive business courses for veterinarians, hospital managers, technicians, receptionists, and veterinary students. Veterinary students can take advantage of the two credit course Entrepreneurship for Veterinarians during their senior year in veterinary school. Patterson Veterinary University – Management offers 4 in-depth courses on human resources, inventory management, marketing and finance. The PVU – Communication and Customer Service course for receptionists and technicians helps create a unified health care team within a veterinary hospital. The newest course PVU –Executive: Next Level Practice Ownership is designed to help guide veterinary practice owners from where they are today to where they want to be in the future by providing practice owners information that helps expand their current hospital performance and fulfill their practice dreams.

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

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered to veterinary segment customers:

	2014	2013	2012
Consumable and printed products	94%	93%	93%
Equipment and software	4	5	5
Other	2	2	2

Total	100%	100%	100%

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

Sales, Marketing and Distribution

During fiscal 2014, Patterson Veterinary sold products or services to over 20,000 customers in the U.S. who made one or more purchases during the year. Our customers include veterinarians, laboratories, institutions and other animal health professionals. No single customer accounted for more than 1% of sales during fiscal 2014, and Patterson Veterinary is not dependent on any single customer or geographic group of customers. Our sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with our field sales and customer service representatives and frequent direct marketing contact, which underscores our value-added approach.

Patterson Veterinary currently has 20 local offices throughout the U.S. so that we can provide a presence in the market and decision making near the customer. These offices, or branches, are staffed with a complete complement of Patterson Veterinary’s capabilities, including sales, customer service and technical service personnel, as well as a local manager who has broad decision making authority with regard to customer related transactions and issues.

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

Customer Service Representative. We support our field sales representatives and direct marketing efforts with customer service representatives in nine call centers covering the United States. As of April 26, 2014, we had 127 customer service representatives. Customer service representatives work in tandem with our field sales representatives, providing a dual coverage approach for individual customers. In addition to processing orders, customer service representatives are responsible for assisting customers with ordering, informing customers of monthly promotions, and responding to general inquiries. Customer service representatives utilize our customized order entry system to process customer orders, access pricing, determine product availability, provide promotional information about products, research customer preferences, and review order histories.

Direct Marketing. To assist our sales representatives, Patterson Veterinary publishes a catalog containing product and service information. Patterson Veterinary customers receive a full-line product catalog containing over 14,000 inventoried items. The catalog includes pictures of products, detailed descriptions and specifications of products and is used by practitioners as a reference source. We also promote selected consumable products, our value-added program and services, new products, specially priced items and high demand items through our monthly magazine, Insight. Additional direct marketing tools that we utilize include equipment catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, eNewsletters, social media, and other promotional materials. In order to extend our customer reach and enhance customer interaction, we also participate in national, regional and local trade shows.

E-Commerce Platform. Patterson Veterinary’s newly redesigned website allows customers the ability to order items 24 hours a day, seven days a week. The website also incorporates value-added functions that permit customers to check their invoice, payment and credit history, make a payment, build a “shopping list” of frequently purchased items and track their order status.

Distribution. Patterson Veterinary believes that responsive delivery of quality supplies and equipment is key to customer satisfaction. We ship veterinary consumable supplies from 11 strategically located distribution centers in the United States. Orders for veterinary consumable supplies can be placed through our field sales force, customer service representatives or electronically 24 hours a day, seven days a week. Printed office products are shipped from Patterson’s manufacturing and distribution facility in central Illinois.

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

Sources of Supply

Patterson Veterinary’s US operations obtain products from nearly 600 vendors. While Patterson Veterinary makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable. In fiscal 2014 and 2013, Patterson Veterinary’s top 10 veterinary supply manufacturers comprised 68% and 70%, respectively, and the single largest supplier comprised 17% and 18%, of the total cost of veterinary supply sales, respectively.

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

Competition

The distribution and manufacture of veterinary products in the US is highly competitive. In addition to two other national, full-service firms, Henry Schein Animal Health, Inc. and MWI Veterinary Supply, Inc., Patterson Veterinary competes with several full-service distributors that operate on a regional level and numerous smaller local and specialty distributors and to lesser extent, mail order distributors or buying groups. Patterson Veterinary also competes directly with pharmaceutical companies who sell certain products directly to the customer.

Patterson Veterinary approaches its markets by emphasizing and delivering a value-added model to the practitioner. To differentiate ourselves from the competition, we deploy a strategy of premium customer service, a highly qualified and motivated sales force, an extensive breadth and mix of products and services, accurate and timely delivery of product, strategic location of sales offices and competitive pricing.

UK Operations

Strategy

On August 16, 2013 Patterson Companies, Inc. completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC (“NVS Acquisition”). Headquartered in Stoke-on-Trent, NVS is the largest veterinary products distributor in the United Kingdom serving the companion, equine and large animal markets. Total cash consideration paid for NVS was £91.2 million (approximately $142.7 million).

NVS’ objective is to grow its presence in the UK and Europe, and to further develop a leading position in the veterinary market through acquisitions while continuing to improve our profitability and enhance our value to customers. Our key strategies and priorities for accomplishing these objectives include growing through acquisitions, emphasizing our value-added full-service capabilities, continuing to improve operating efficiencies, and expanding our service offerings.

NVS has a great opportunity to harness the investments from key initiatives launched by Patterson Veterinary in the US. Such initiatives will include, ePet Health, DIA, technical services and supply of equipment in additional to the recently launched instruments and orthopedic product line. NVS will also look to capitalize on the content developed by Patterson Veterinary University to offer continuing professional education to practices in the UK. The following are a number of value added services offered today in addition to our national distribution network discussed later under the subsection Sales, Marketing and Distribution:

Laboratory services. NVS offers veterinary diagnostic laboratory services to veterinarians including pathology, hematology, chemistry, and microbiology. Samples are accepted from a wide range of species including dogs, cats, horses, birds, reptiles, fish, farm and zoo animals. Veterinary diagnostic laboratory services are approximately 2% of total net sales.

Indicies. NVS provides multi-practice customers with practice benchmarks, two years of purchase history, and group practice data consolidation to help them better manage their network of practices.

Order Platforms. NVS has direct electronic data interchange and interactive website ordering platforms comprise 75% of customer orders containing 90% of total ordered lines.

Vetcom. NVS offers a Windows-based practice management software package that includes an ordering platform.

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered to veterinary segment customers:

2014
Consumable	96%
Equipment and software	1
Other	3

Total	100%

Consumable

NVS offers our customers a broad selection of veterinary supply products including pharmaceuticals, vaccines, parasiticides, diagnostics, veterinary pet foods, nutritional products and consumable supplies. Our pharmaceutical products typically include anesthetics, analgesics, antibiotics, and ophthalmics. Our biological products are primarily comprised of vaccines and injectibles. Our parasiticides are used for control of external parasites (fleas, ticks, flies, mosquitoes) and internal parasites. Our diagnostics product category includes consumable in-clinic tests for detecting heartworm, lyme disease, feline leukemia and parvovirus, as well as consumable products for measuring blood chemistry, electrolyte balance and cell counts. Veterinary pet foods consist of both specialty diets and premium pet foods. Nutritional products are comprised of dietary supplements, vitamins, dental chews and specialty treats. Consumable supplies include lab supplies, various types and sizes of paper goods, needles and syringes, instruments, gauze and wound dressings, sutures, latex gloves, orthopedic and casting products.

Other

Laboratory services. NVS offers veterinary diagnostic laboratory services to veterinarians including pathology, hematology, chemistry, and microbiology. Samples are accepted from a wide range of species including dogs, cats, horses, birds, reptiles, fish, farm and zoo animals.

Sales, Marketing and Distribution

NVS has more than 1,000 customers and is well positioned to service all segments of the veterinary market through its sales and marketing team, national distribution network, and a fully integrated computer system. NVS has the highest percentage of buying groups and corporations compared to its competitors. The corporate relationship with these large customers is managed by the senior management team. The relationship with the individual practices (regardless of whether they are corporately-owned or independent) is serviced by the field sales representatives, the customer service team and the depot delivery drivers. With buying groups and corporations representing a large percentage of revenues as well as the fact that 90% of orders being placed by customers are entered electronically either through the NVS web based ordering platform or via the website, the need for a large dedicated field sales team is greatly reduced. Currently 11 field sales representatives are responsible for each calling on 300-350 customers.

This is an operations driven business which means the burden of maintaining a high level of service with the customer rests with the customer service team and the delivery drivers. Both are highly valued by the customer and work closely with one another to meet customer expectations. NVS maintains a national distribution network which serves as a competitive advantage. NVS offers next day business delivery on a nationwide basis in the UK. Orders are accepted until 8:00 pm in our centralized distribution center and shipped nationwide overnight to one of 10 depots located throughout the country. The depots are essentially small staging warehouses where pre-packed orders are sorted by route for delivery to the customer. A fleet of company owned, fully cold chain compliant vehicles, at each depot, delivers the product to the customer the next business day making the driver of these vehicles an important contact point and part of the sales team. We estimate that 99% of NVS’s consumable orders are received by the customer the next business day. NVS also utilizes this distribution network to collect the customer laboratory service samples for onward shipment to the laboratories for analysis. Lab results are available electronically to the veterinarian.

With 90% of order lines being entered electronically by the customer either through their direct ordering platform or via their website, the customer service team is primarily responsible for handling customer inquiries and resolving issues.

Direct Marketing. To assist our sales representatives, NVS publishes a catalog containing product and service information. NVS customers receive a full-line product catalog containing over 13,000 inventoried items. The catalog includes descriptions and specifications of products and is used by practitioners as a reference source. We also promote our specials service where we will procure non-stock items for individual customers. In addition we promote our value-added products and services, new products, specially priced items and high demand items through our quarterly magazine, The Cube. Additional direct marketing tools that we utilize include specialist catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, eNewsletters, social media, and other promotional materials. In order to extend our customer reach and enhance customer interaction, we also participate in national, regional and local trade shows and specialist veterinary events including supporting continued professional development for vets and nurses.

Sources of Supply

NVS obtains products from nearly 400 vendors. While NVS makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable. In fiscal 2014, the top 10 veterinary supply manufacturers comprised 77% of the total cost of veterinary supply sales, and the single largest supplier comprised 16% of the total cost of veterinary supply sales.

Competition

Veterinary distribution in the UK market is concentrated primarily with three major distributors; NVS with national coverage, Henry Schein Animal Health, Inc. based in Scotland and MWI Veterinary Supply, Inc. (Centaur) based in Somerset, with coverage mainly in southern England. NVS also competes directly with pharmaceutical companies who sell certain products or services directly to the customer.

Rehabilitation Supply

Overview

Patterson Medical is headquartered in Warrenville, Illinois, and is the world’s leading value added distributor of rehabilitation medical supplies and equipment. We believe Patterson Medical offers the most comprehensive range of distributed and self-manufactured rehabilitation products to health care professionals globally. Our mission is to provide health care professionals and their patients with access to products that improve peoples lives by helping them to attain their highest achievable level of independence, safety and comfort. We operate as Patterson Medical globally and are transitioning our acquired catalog brands such as Sammons Preston, Homecraft, and Ausmedic into product brands. Patterson Medical still operates as Medco Sports Medicine in the North American sports medicine market.

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

Patterson Medical has been pursuing a strategy of organic growth, complemented by strategic acquisitions in its domestic and international markets. This has included building and buying sales offices in the U.S., and buying and integrating distributors in the U.K., France, Australia and New Zealand. Patterson Medical also uses a robust international dealer network to service customers in countries where we do not have an established direct presence. Approximately 70% of Patterson Medical’s revenue originates in North America.

Patterson Medical manufactures or has exclusively manufactured for us products representing approximately 35% of our total revenue. These products carry the Patterson Medical brand, or one of the many brands added through acquisition. Patterson Medical owns manufacturing facilities in the U.S., Australia, and Thailand, and has a China sourcing office. Patterson Medical is a distributor for the other 65% of our product offering, carrying the top brands in the rehabilitation industry. One of Patterson Medical’s strengths is our trading relationship with the top manufacturers of rehabilitation products in the U.S. and abroad.

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

We believe that the demand for rehabilitation products will continue to be influenced by the following factors:

•

Favorable Demographics. Favorable demographic trends such as extended life expectancy, active lifestyles and a general willingness to spend discretionary income on health care and well-being, is expected to contribute to increased demand for products distributed by Patterson Medical. Specifically, the aging baby-boomer population, together with their increased disposable income and desire for independence, will fuel product purchases to assist with the frailties associated with old age and provide sustained sales growth.

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

International Operations

Patterson Medical’s Europe, Middle East and Asia (EMEA) operations are based in the United Kingdom (“U.K.”) and are made up of Patterson Medical Limited in the U.K. and Patterson Medical France and Sacedi in France. Patterson Medical’s Australia and New Zealand operations (ANZ) are based in Australia. Our international domestic operations broadly reflect the same business model as used in the North American market. In the U.K., France, Australia and New Zealand, operations include sales and marketing, customer service, distribution, purchasing and administration. Outside of these countries, Patterson Medical uses a network of over 200 distributors to reach its customers.

Patterson Medical is a leading supplier of aids to daily living (“ADL”) and rehabilitation products in the U.K., and a significant player in the international markets. Having developed and designed many proprietary products, we are the prime source for numerous established and market leading ADL brands, including products sold under the names Homecraft, Days, and Physiomed. The Patterson catalog offers a broad line of ADL, therapy, rehabilitation and pediatric products containing over 10,000 items and is circulated to PTs, OTs, loan equipment stores and private clinics, trade outlets and the general public.

Patterson’s central sales and marketing strategy is to provide a “one-stop shop” proposition to hospitals, local government and trade customers (Dealers) throughout the U.K. Customers are reached through a combination of mail order, a 54 person sales force, telemarketing and in-market promotional and exhibition activity.

In April 2009, Patterson acquired Mobilis Healthcare, increasing our global presence. While the Homecraft catalog has historically been focused on occupational therapy, Mobilis was a complementary addition, given its strong position in the physiotherapy market.

In June 2010, Patterson Medical acquired the rehabilitation business of Empi Therapy Solutions, with sales of approximately $30 million.

In June 2010, Patterson acquired the rehabilitation business of DCC Healthcare. The acquired DCC businesses, Days Healthcare, Physiomed and Ausmedic, rank among the leaders in their overseas markets, providing assistive living products and rehabilitation equipment and supplies to hospitals, physical and occupational therapists, long-term care facilities, dealers and consumers in the U.K., continental Europe, Australia, New Zealand and other international markets.

Patterson Medical France consists of the sale and distribution of Patterson Medical products in France. Products are marketed to customers through product brochures, mailings, telemarketing and a sales force that covers the French rehabilitation market. Sacedi focuses on distribution in the therapy and sports medicine market segments.

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

Improving Operating Efficiencies. Patterson Medical’s proprietary products, which consist of self-manufactured products, products manufactured for Patterson Medical and products sold through exclusive distribution arrangements, represent approximately 35% of total revenues. Over the past four years, we have made investments in new sales and marketing programs as a part of our accelerated adoption of Patterson’s value-added strategy, including the expansion of our sales force and the establishment of a consolidated delivery and service network. We believe these investments will result in additional sales and operating efficiencies into the future.

As of April 26, 2014, Patterson Medical is distributing products from four shared distribution facilities that distribute products for two or all three of our operating units. As of April 26, 2014, Patterson Medical now shares ten branch facilities with other business units, allowing the two business units to share in certain common expenses.

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

Products and Services

The following table sets forth the percentage of total sales represented by the principal categories of products and services offered to rehabilitation segment customers:

	2014	2013	2012
Consumables	74%	72%	71%
Equipment and software	21	23	24
Other	5	5	5

Total	100%	100%	100%

Consumables

Patterson Medical offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living – dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods / Splints – braces, splints and orthotics for protecting, supporting and positioning

•	Clinical – products that assist in the examination and treatment of patients, such as exercise bands, putty, weights, balls and mats

•	Mobility – walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

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

Equipment and Software

Rehabilitation equipment consists of exercise, examination, treatment and therapy equipment and furniture. These products include parallel bars, treatment tables, mat platforms, treadmills, and stationary bicycles. The November 2007 acquisition of PTOS™ software added a line of practice management software to Patterson Medical’s wide array of product offerings. In addition, certain acquisitions in the recent past have given us access to premium equipment lines that were previously unavailable to Patterson Medical.

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

Patterson Medical’s U.S. call center operates from 7am – 7pm Monday through Friday, processing in excess of 5,000 calls per day. In addition, customers can order 24 hours a day through Patterson Medical’s websites. The combination of in-house staff and web ordering options provides customers with 24 hours a day, seven days a week ordering capabilities. Approximately 40% of customer orders are through the web or EDI, which has decreased call center activity, allowing Patterson Medical to provide more personalized service to customers.

Sources of Supply

Among Patterson Medical’s core strengths is our ability to obtain premier products from vendors. Our products are purchased from over 1,500 suppliers and manufacturers. Although no single supplier accounted for more than 7% of Patterson Medical’s total purchases in fiscal 2014, we frequently are the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through our global network positively due to our reputation, longstanding industry leading position, comprehensive catalogs, national account contracts, sales force presence and distribution capabilities. We continually work at strengthening our supplier relationships through the introduction of supplier programs.

Competition

We operate in the highly fragmented rehabilitation medical supplies and equipment industry. Patterson Medical’s competition is generally either locally or regionally focused. Patterson Medical intends to pursue expansion opportunities when prudent in order to add products, customers and capabilities, which will further differentiate Patterson Medical from our competition.

We believe Patterson Medical is the only national player to offer “one-stop shopping” to our customers. Patterson Medical’s national and international scale and purchasing power provides us with a favorable cost position and strong pricing trends relative to our competition.

For further information on our three operating segments, and operations by geographic area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this document and Note 13 to the Consolidated Financial Statements.

Shared Services Initiative

We have continued to consolidate our distribution infrastructure and business systems over the past several years. As of April 26, 2014, we have eight facilities that serve two or three of our business units. These strategically located facilities enable us to realize operating efficiencies and improve customer service.

Our business units also share a number of sales branch office locations, enabling multiple business units to operate at one physical location. As of April 26, 2014, we have 15 shared locations, and we plan to leverage additional branch sharing between two or three business units in select markets in fiscal 2015 and beyond.

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

Patterson Companies, Inc.

Trademarks and Patents

Our products and services are sold under numerous trademarks including “PATTERSON®,” “EAGLESOFT®,” “CAESY®,” “SAMMONS PRESTON®,” “KINETEC®,” “TUMBLE FORMS, ®“ “INTRAVET®,” and “DIA®,”. Because we believe our trademarks are well-recognized within their respective industries and valuable assets, we protect them against infringement. Some of our proprietary software in the orthodontia field is protected by patents, which have varying terms, generally of 17-20 years.

Employees

As of April 26, 2014, we had approximately 7,000 employees. We have not experienced a shortage of qualified personnel in the past and believe that we will be able to attract such employees in the future. None of our employees are subject to collective bargaining agreements or represented by a union. We believe our relations with employees to be good.

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

Executive Officers of the Registrant

Set forth below is the name, age and position of the executive officers of Patterson as of June 25, 2014.

Scott P. Anderson	47	President, Chief Executive Officer, Chairman of the Board – Patterson Companies, Inc.
R. Stephen Armstrong	63	Executive Vice President, Chief Financial Officer and Treasurer – Patterson Companies, Inc.
Paul A. Guggenheim	54	President – Patterson Dental Supply, Inc.
George L. Henriques	53	President – Patterson Veterinary Supply, Inc.
Michael J. Orscheln	56	President – Patterson Medical Supply, Inc.
Ranell M. Hamm	52	Chief Information Officer – Patterson Companies, Inc.
Jerome E. Thygesen	56	Vice President, Human Resources – Patterson Companies, Inc.
Ann B. Gugino	42	Vice President , Strategy and Planning – Patterson Companies, Inc.
Sean M. Muniz	46	Vice President, Operations – Patterson Companies, Inc.
Jonelle R. Burnham	43	Vice President, General Counsel and Secretary – Patterson Companies, Inc.

Our officers are elected annually and serve at the discretion of the Board of Directors.

Background of Executive Officers

Scott P. Anderson was elected President and Chief Executive Officer of Patterson in April 2010, and became our Chairman in April 2013. Mr. Anderson has worked with Patterson since 1993. Prior to June 2006 when he became President of Patterson Dental Supply, Inc., Patterson’s largest business, Mr. Anderson held senior management positions in the dental unit, including Vice President, Sales, and Vice President, Marketing. Mr. Anderson started his career as a territory sales representative in the dental business before becoming national equipment manager, manager of the San Francisco branch and manager of the Minnesota branch, two of Patterson’s largest dental branch offices. Mr. Anderson became one of our directors in June 2010. Mr. Anderson currently serves on the board of directors of the Dental Trade Alliance, the trade association that represents dental manufacturers, distributors and laboratories. He also has served as a director of C.H. Robinson Worldwide, Inc. since January 2012.

R. Stephen Armstrong was elected Executive Vice President, Chief Financial Officer and Treasurer of Patterson effective July 1999. Before joining Patterson, Mr. Armstrong had been an Assurance Partner with Ernst & Young LLP. Ernst & Young LLP is currently Patterson’s independent registered public accounting firm. Mr. Armstrong has been a director of Delphax Technologies, Inc. since April 2000 and IMRIS, Inc. since September 2013.

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

George L. Henriques became President of Patterson Veterinary Supply, Inc. in August 2006. Mr. Henriques previously served as Chief Information Officer of Webster since 2000 and is former chairman and board member of the American Veterinary Distributors Association.

Michael J. Orscheln became President of Patterson Medical Holdings, Inc. in August 2013. Prior to joining Patterson, Mr. Orscheln served as President and Chief Executive Officer of Phonak U.S. from January 2009 to April 2012. Throughout over 30 years of healthcare distribution and medical manufacturing experience, Mr. Orscheln has held senior leadership positions with American Hospital Supply Corp., Baxter Healthcare Corp., Moore Corporation, Ltd., and Cardinal Health, Inc.

Ranell M. Hamm became Chief Information Officer in April 2011. Prior to joining Patterson, Ms. Hamm was Senior Director of Clinical Information Delivery for UnitedHealth Group. Prior to UnitedHealth Group she was employed by Assurant, Inc., where she was Senior Vice President of Finance Systems & Services, IT Security; Chief Information Officer/Chief Operating Officer of Shared Business Services; and Senior Vice President of Shared Services Organization.

Jerome E. Thygesen became Vice President, Human Resources in March 2006. Prior to joining Patterson, Mr. Thygesen was Vice President, Organizational Development for Fairview Red Wing Health Services from September 2001 to February 2006, and Director of Human Resources for Red Wing Shoe Company from March 1987 to June 2001.

Ann B. Gugino became Vice President, Strategy & Planning in April 2012. She previously served as Vice President of Finance and Operations – Patterson Dental from 2008 until April 2012. She joined Patterson in 2000 as an assistant controller and became Controller-Patterson Dental in 2004. Prior to her career with Patterson, she worked for Ernst & Young, LLP and achieved her Certified Public Accountant designation.

Sean M. Muniz became the Vice President of Operations in November 2012. Mr. Muniz held the position of Director of Facilities and Risk Management since 2007 and, prior to that Mr. Muniz relocated to the Corporate Office where he became the Director of Operations for Patterson Logistics Services, Inc. in 2001. Mr. Muniz began his career with Patterson in 1990.

Jonelle R. Burnham became Vice President, General Counsel and Secretary in April 2014. She previously served as Associate General Counsel from October 2009 to April 2014. From July 2002 to September 2009, Ms. Burnham held various positions as counsel, assistant secretary and senior patent attorney for Kimberly-Clark Corporation, a global consumer brand company. Prior to joining Kimberly-Clark, Ms. Burnham was an associate attorney in the Minneapolis office of the Merchant & Gould law firm.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could have a material adverse effect on our business, financial condition, results of operations or stock price. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, results of operations or stock price.

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

In addition, volatility and other disruptions in the financial markets could adversely affect the cost and availability of credit to us, as well as the cost of, and ability to sell, finance contracts we receive from customers to outside financial institutions. Reduced access to capital for our customers limits the amount of investment that they can make in their practices, and with limited investment by the customer our revenue from equipment sales would be lower.

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

As a part of our business strategy, we have acquired businesses in the ordinary course and expect to continue acquiring businesses in the future. These acquisitions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability, and may not result in the benefits and revenue growth we expect. Such risks and challenges include underperformance relative to our expectations and the price paid for the acquisition; unanticipated demands on our management and operational resources; difficulty in integrating personnel, operations and systems; retention of customers of the combined businesses; assumption of contingent liabilities; and acquisition-related earnings charges.

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

There are a number of risks inherent in foreign operations, including complex regulatory requirements, staffing and management complexities, import and export costs, other economic factors and political considerations, all of which are subject to unanticipated changes. Additionally, foreign operations expose us to foreign currency fluctuations. Furthermore, we generally do not hedge translation exposure with respect to foreign operations.

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

While there is generally more than one source of supply for most of the categories of products we sell, there is considerable concentration within our veterinary and dental businesses with a few key suppliers. For example, in fiscal 2014 and 2013, Patterson Veterinary’s top 10 suppliers comprised of 68% and 70%, respectively, and the single largest supplier comprised 17% and 18%, respectively, of the total cost of veterinary supply sales. In the event that any of our suppliers were to become unable or unwilling to continue to provide the products we sell in the amounts we require, we would need to identify and obtain products from acceptable replacement sources on a timely basis. There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our products would have an adverse effect on our results of operations.

In addition, a portion of our products is sourced, directly or indirectly, from outside the United States. Political or financial instability, increased tariffs, restrictions on trade, currency exchange rates, labor unrest, outbreak of pandemics or other events could slow distribution activities, affect foreign trade beyond our control and adversely affect our results of operations.

The products we sell are subject to market and technological obsolescence.

We carry approximately 210,000 different product stock keeping units (SKUs). Some of these products are subject to technological obsolescence outside of our control, since we do not manufacture the majority of the products we sell. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results.

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

In particular, recent healthcare related legislation and regulation in the U.S. may affect expenditures or reimbursements for rehabilitation and assistive products or expenditures or reimbursements for dental services by private dental insurance plans. Other new regulatory requirements could subject us to additional reporting and disclosure requirements, taxes, and/or restrictions. Regulations under healthcare reform legislation continue to evolve, resulting in uncertainty surrounding their application and related enforcement, as well as consuming resources necessary to comply.

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

In the U.S., we are subject to regulation by the Federal Food and Drug Administration, the Drug Enforcement Administration and the U.S. Department of Transportation. Among the federal laws which impact our business are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and sale of drugs and medical devices we distribute, and which requires us to be registered with the Federal Food and Drug Administration; the Safe Medical Devices Act, which imposes certain reporting requirements on us in the event of an incident involving serious illness, injury or death caused by a medical device we distributed; and the Controlled Substance Act, which regulates the record keeping, handling, storage and sale of certain drugs we sell, and which requires us to be registered with the Drug Enforcement Administration. In addition, the transportation of certain products we distribute, which are considered hazardous materials, is subject to regulation by the U.S. Department of Transportation.

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

If we experience significant disruptions in our operations during our enterprise resource planning implementation, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, purchasing and inventory management. We are working on implementing a new enterprise resource planning system (“ERP”) across our significant operating locations. We expect that the ERP will take three to four years to implement and will require the investment of significant human and financial resources. During implementation, we may encounter difficulties in operating our business, which could disrupt our operations, including our ability to timely ship and track customer orders, determine inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. If we experience significant disruptions during our ERP implementation, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our operating results and cash flows.

Our governing documents and Minnesota law may discourage takeovers and business combinations that our shareholders might consider to be in their best interests.

Anti-takeover provisions of our articles of incorporation, bylaws, and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further shareholder approval, may issue up to approximately 30 million shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. In addition, although our classified board will be completely phased out in 2015, four of our directors are not required to stand for re-election in 2014 under our bylaws. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding “control share acquisitions” and “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated preferred stock and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our Board of Directors.

Item 1B. UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our reports from the staff of the SEC issued 180 days or more preceding the end of the 2014 fiscal year that remain unresolved, nor have we received any written comments regarding our reports from the SEC within the past 180 days.

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

As of April 26, 2014, PLSI operates 15 distribution centers (8 primary centers) totaling approximately 1,200,000 square feet of distribution space as follows:

•	1 dental distribution center is located in Hawaii.

•	4 veterinary distribution centers are located in Alabama, Colorado and Texas (2).

•	2 rehabilitation distribution centers are located in New York State and Indiana.

•	1 distribution center is located in Texas, which stocks and distributes both dental and rehabilitation product.

•	3 distribution centers are located in Iowa, South Carolina and Washington state, which stock and distribute dental and veterinary products; and,

•	4 distribution centers are located in California, Florida, Indiana and Pennsylvania, which distribute product for all three of the business units.

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

Internationally, this segment’s U.K. business has its primary distribution facility in Stoke-on-Trent, and additionally has nine depots used as secondary distribution points throughout the United Kingdom.

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

As of April 26, 2014, we had accrued our best estimate of potential losses relating to product liability and other claims likely to result in liability and for which it is possible to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

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

	High	Low	Dividends per share
Fiscal 2014
First Quarter	$40.59	$37.20	$0.16
Second Quarter	$42.60	$39.59	$0.16
Third Quarter	$44.27	$39.99	$0.16
Fourth Quarter	$43.01	$39.05	$0.20

	High	Low
Fiscal 2013
First Quarter	$35.66	$30.82	$0.14
Second Quarter	$36.42	$32.68	$0.14
Third Quarter	$36.96	$31.36	$0.14
Fourth Quarter	$38.25	$35.01	$0.16

On June 19, 2014, the number of holders on record of common stock was 2,120. The transfer agent for Patterson’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

We had not paid any cash dividends on our common stock from our initial public offering in 1992 until the fourth quarter of fiscal 2010, at which time a $0.10 per share cash dividend was paid. In fiscal 2014 a quarterly cash dividend of $0.16 per share was paid throughout the year, except in the fourth quarter when the dividend was increased to $0.20 per share. We expect to continue to pay a quarterly cash dividend for the foreseeable future; however, the payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, operating results and financial condition among other factors.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

On March 19, 2013, Patterson’s Board of Directors approved a share repurchase plan by which up to 25 million shares may be purchased in open market transactions through March 19, 2018. As of April 26, 2014, 22,046,000 shares remain available under the current repurchase authorization.

The following table presents activity under the stock repurchase program during the fourth quarter of fiscal 2014 ended April 26, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
January 26, 2014 to February 22, 2014	1,196,224	$40.07	1,196,224	22,071,000
February 23, 2014 to March 22, 2014	25,000	$40.90	25,000	22,046,000
March 22, 2014 to April 26, 2014	—	—	—	22,046,000

	1,221,224	$40.49	1,221,224

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 24, 2009, the last trading day before the beginning of our 2010 fiscal year, through April 25, 2014, the last trading day of our fiscal year 2014, with the cumulative return over the same time period on the same amount invested in the S&P 500 Index and a Peer Group Index, consisting of six companies (including our company) based on the same Standard Industrial Classification Code.* The chart below the graph sets forth the actual numbers depicted on the graph.

	Fiscal Year Ending
	4/25/2009	4/24/2010	4/30/2011	4/28/2012	4/27/2013	4/26/2014
Patterson Companies, Inc.	100.00	165.25	177.42	176.54	197.87	219.65
S&P 500	100.00	143.50	164.03	172.49	198.92	239.23
Peer Group	100.00	157.76	182.85	184.26	212.94	259.53

*	The current composition of SIC Code 5047 – Medical, Dental & Hospital Equipment & Supplies – is as follows: Chindex International, Inc., Henry Schein, Inc., Millennium Healthcare, Inc., MWI Veterinary Supply, Inc., Owens & Minor, Inc., and Patterson Companies, Inc.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012	April 30, 2011	April 24, 2010
Statement of Operations Data:
Net sales	$4,063,715	$3,637,212	$3,535,661	$3,415,670	$3,237,376
Cost of sales	2,865,437	2,446,443	2,373,147	2,271,445	2,147,975

Gross profit	1,198,278	1,190,769	1,162,514	1,144,225	1,089,401
Operating expenses	852,522	836,314	804,505	768,217	734,110

Operating income[a,b]	345,756	354,455	358,009	376,008	355,291
Other expense – net	(32,844)	(33,338)	(28,197)	(20,121)	(16,250)

Income before income taxes	312,912	321,117	329,812	355,887	339,041
Income taxes	112,300	110,845	116,997	130,502	126,787

Net Income	$200,612	$210,272	$212,815	$225,385	$212,254

Diluted earnings per share	$1.97	$2.03	$1.92	$1.89	$1.78

Weighted average shares and potentially dilutive shares outstanding	101,643	103,807	110,846	119,066	119,202

Dividends per common share	$0.68	$0.58	$0.50	$0.42	$0.10

Balance Sheet Data:
Working capital	$872,254	$912,817	$873,865	$863,278	$785,407
Total assets	2,864,677	2,681,778	2,739,368	2,564,968	2,422,969
Total long-term debt	725,000	725,000	725,000	525,000	525,000
Stockholders’ equity	1,471,664	1,394,455	1,375,202	1,560,540	1,441,511

Notes:

a:	Medical restructuring decreased operating income for April 26, 2014 by $15 million.
b:	Information technology expenditures as of April 26, 2014, April 27, 3013 and April 28, 2012 decreased operating income by $10 million, $6 million and $6 million, respectively.
c:	See the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our fiscal 2014 financial information is summarized in this Management’s Discussion and Analysis, the Consolidated Financial Statements, and related Notes. The following background is provided to readers to more fully understand our Company’s financial information.

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

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal years 2012, 2013 and 2014 ending April 28, 2012, April 27, 2013 and April 26, 2014, respectively included 52 weeks.

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

NVS Acquisition. On August 16, 2013 Patterson Companies, Inc. completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC (“NVS Acquisition”). NVS is the largest veterinary products distributor in the United Kingdom. Total cash consideration paid for NVS was £91.2 million (approximately $142.7 million). The acquisition was accretive to earnings by $0.04 per diluted share for the fiscal year ended April 26, 2014. The NVS business has lower gross margins and operating expenses than our historical businesses.

Medical Restructuring. On August 22, 2013 Patterson Companies, Inc. announced a plan to divest certain non-core product lines in its medical segment (“Medical Restructuring”). As a result of the plan to dispose of these product lines, we incurred a pre-tax restructuring charge of $15 million or approximately $0.13 per diluted share. $14 million of the restructuring charge were non-cash losses on disposal of assets. We estimate that disposing of these product lines will generate operational savings of approximately $2 million beginning in fiscal year 2015.

Information Technology Initiative. We estimate that we will invest $45 million to $55 million over the next four years to transform our information systems (“Information Technology Initiative”). We estimate that approximately half of this amount will be capitalized over the project life. An incremental $10 million was expensed in fiscal 2014.

Results of Operations

The following table summarizes our consolidated results of operations over the past three fiscal years as a percent of sales:

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.5%	67.3%	67.1%

Gross margin	29.5%	32.7%	32.9%
Operating expenses	21.0%	23.0%	22.8%

Operating income	8.5%	9.7%	10.1%
Other income, net	0.1%	0.1%	0.1%
Interest expense	0.9%	1.0%	0.9%

Income before taxes	7.7%	8.8%	9.3%
Income taxes	2.8%	3.0%	3.3%

Net income	4.9%	5.8%	6.0%

Fiscal 2014 Compared to Fiscal 2013

Net Sales. Consolidated net sales in fiscal 2014 were $4,063.7 million, an increase of 11.7%, from $3,637.2 million in fiscal 2013. The growth in sales includes an 11.3% contribution from acquisitions and a 0.4% unfavorable impact of changes in foreign currency translation rates.

Dental segment sales in fiscal 2014 rose 0.1% to $2,382.1 million from $2,380.0 million in fiscal 2013. The growth included a 0.1% contribution from acquisitions and a 0.5% unfavorable impact from changes in foreign currency translation rates. Consumable sales increased 1.3%. Dental equipment and software sales decreased 1.8% in fiscal 2014 to $828.9 million due to strong CEREC sales in the prior year following a successful trade-up program, as well as a decrease in revenues from digital radiography products although unit volumes increased. The average selling price per unit in the latter category decline in fiscal 2014 as the focus shifted from higher capacity product to more mid-line product in the extraoral categories. Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, increased 0.3% in fiscal 2014.

Veterinary segment sales grew 59.3% to $1,203.0 million. Acquisitions added 55.8% to sales in fiscal 2014. Excluding the NVS acquisition, consumables increased 2.5%, equipment and software sales increased 20.3% and other increased 15.5%. We believe that our equipment and technology strategy, which includes enhancing our infrastructure and becoming a national technical service provider, is driving the increases in equipment, software and services.

Medical segment sales of $478.6 million decreased 4.7% from fiscal 2013, primarily as a result of reduced sales from the non-core product lines that were divested in the current year. Fiscal 2014 sales were also impacted by continuing challenges in our international business due to austerity measures implemented over healthcare costs by foreign governments. Foreign exchange rate changes had an unfavorable impact to current year sales growth of 0.2%.

Gross Margin. Consolidated gross margin decreased 320 basis points from the prior year to 29.5%. The NVS Acquisition accounts for 250 basis points of the decrease and the Medical Restructuring accounts for 10 basis points resulting in a comparable decrease of 60 basis points from prior year of 32.7%. Veterinary gross margin decreased 430 basis points mainly due to the acquisition of NVS.

Operating Expenses. The consolidated operating expense ratio of 21.0% decreased 200 basis points from prior year at 23.0%. The NVS Acquisition accounts for 190 basis points of the decrease. The incremental expenses from the Information Technology Initiative increased operating expense by 30 basis points and the Medical Restructuring increased operating expenses by 30 basis points resulting in a comparable decrease of 70 basis points from Prior Period of 23.0%.

Operating Income. Current year operating income was $345.8 million, or 8.5% of net sales. In the prior year, operating income was $354.5 million, or 9.7% of net sales. The decrease in the operating margin is due primarily to the NVS Acquisition, the Medical Restructuring and the incremental expenses from the Information Technology Initiative, which combined reduced the operating margin by 140 basis points, resulting in a comparable operating margin rate of 9.9%.

Other (Expense) Income, Net. Net other expense was $32.8 million in the current year, a decrease of $0.5 million from the prior year. Net other expense is comprised primarily of interest expense, partly offset by interest income. Foreign currency had a negative impact of $2.1 million compared to $1.5 million in the prior year. Interest income of $5.0 million was up from $4.5 million in the prior year.

Income Taxes. The effective income tax rate was 35.9% in fiscal 2014 as compared to 34.5% in fiscal 2013. The effective tax rate increased in fiscal 2014 as compared to fiscal 2013 due to certain onetime benefits that were included in the prior year rate in addition to the unfavorable impact of the Medical Restructuring in the current year.

Net Income and Earnings Per Share. Net income decreased 4.6% to $200.6 million, compared to $210.3 million in the prior year. The decline is the result of the restructuring undertaken in the Medical segment and the incremental expenses incurred in the information technology transformation mitigated by the earnings contribution from NVS. Earnings per diluted share were $1.97 in the current year compared to $2.03 in the prior year. Excluding the restructuring costs, earnings per diluted share were $2.10. The impact on earnings per share from the incremental information technology expenditures was $0.07 Diluted shares outstanding in the current year were 101,643,000 compared to 103,807,000 in the prior year. The decrease in the share count is due to share repurchase activity. The current year’s cash dividend was $0.68 per common share compared to $0.58 in the prior year.

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

Operating Income. Operating income totaled $354.5 million, or 9.7% of sales, compared to fiscal 2012 operating income of $358.0 million, or 10.1% of net sales for the reasons discussed above.

Interest Expense. Interest expense was $36.4 million in fiscal 2013 compared to $30.3 million in fiscal 2012. This increase is due to the issuance of $325 million of debt in the third quarter of the fiscal 2012 offset slightly by the repayment of $125 million of debt that matured late in fiscal 2013.

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

Liquidity and Capital Resources

Patterson’s operating cash flow has been our principal source of liquidity in the last three fiscal years. During fiscal 2014 and 2012, we used our revolving credit facility periodically as a source of liquidity in addition to operating cash flow. Operating activities generated cash of $195.8 million in fiscal 2014, compared to $299.2 million in fiscal 2013 and $321.2 million in fiscal 2012. Our operating activities are primarily driven by net income.

Capital expenditures were $40.3, $22.0 and $29.7 million in fiscal years 2014, 2013 and 2012, respectively. Significant expenditures in these years included the Information Technology Initiative, purchase and expansion of distribution facilities to accommodate multiple business units and the construction of a new facility for the Patterson Technology Center. In fiscal 2012, a project to build-out a purchased building in Indiana that serves as a distribution facility used by all three business units was completed. This facility replaced several smaller distribution facilities. In addition, the Patterson Technology Center in Illinois was completed in fiscal 2012. This 100,000 square foot state-of-the-art facility replaced a nearby-leased location and opened in the second quarter of fiscal 2012.

We expect to invest approximately $45 million in capital expenditures during fiscal 2015, our main investment is in information systems. We estimate that we will invest $45 million to $55 million over the next four years to transform our information systems. We estimate that approximately half of this amount with be capitalized over the project life.

Cash used for acquisitions and equity investments totaled $145.8 million in fiscal 2014, $14.6 million in fiscal 2013 and $22.6 million in fiscal 2012. The majority of the cash used for acquisitions in fiscal 2014 related to the acquisitions of National Veterinary Supply and Mercer Mastery. In fiscal 2013, the majority of the cash used for acquisitions related to the acquisitions of Iowa Dental Supply and Universal Vaporizer Support. The majority of the cash used for acquisitions in fiscal 2012 related to the acquisitions of American Veterinary Supply Corporation and Surgical Synergies.

In fiscal 2014, we invested in three time deposits with total principal of $110,000 Canadian dollars. Our time deposit securities are classified as “held-to-maturity” securities and are carried at cost, adjusted for accrued interest and amortization.

In fiscal 2013, we retired $125 million of debt. In fiscal 2012, we entered into a new debt agreement for $325 million; see Note 7 of the Consolidated Financial Statements, “Long-term Debt” for further information.

Total dividends paid in fiscal 2014, fiscal 2013 and fiscal 2012 were $85.7 million, $43.7 million and $54.7 million, respectively. We expect to continue to pay a quarterly cash dividend for the foreseeable future. In addition, during fiscal 2014, we repurchased approximately 2.4 million shares of common stock for approximately $96 million. In fiscal 2013, we repurchased approximately 5.2 million shares of common stock for approximately $180 million. In fiscal 2012, we repurchased approximately 12.0 million shares of common stock for approximately $362 million. Under a share repurchase plan authorized by the Board of Directors, as of March 19, 2013, Patterson may repurchase up to 25 million shares of its common stock. This authorization remains in effect through March 19, 2018.

Management expects funds generated from operations and existing cash to be sufficient to meet our working capital needs for the next fiscal year. We have $265 million in cash and cash equivalents of which $190 million is in foreign bank accounts. None of our cash balances are subject to any withdrawal restrictions. See Note 11, “Income Taxes” for further information regarding our intention to permanently reinvest these funds. We have a $250 million note due in the fourth quarter of fiscal year 2015. We have both the intent and ability to refinance at that time, therefore we have classified this balance as long term debt on the balance sheet as of April 26, 2014. We expect to continue to obtain liquidity from the sale of equipment finance contracts. Patterson’s existing debt facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives, including acquisitions. In addition, we have a $300 million revolving credit facility which expires in fiscal 2017.

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

In December 2010, the Receivables Purchase Agreement was amended to make The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”) the managing agent. As of April 26, 2014, the total capacity under this agreement is $500 million, which includes $300 million with BTMU and the remainder with Royal Bank of Canada (RBC). In August 2011, Fifth Third Bank (FTB) replaced U.S. Bank National Association as the agent under the Contract Purchase Agreement, which has a capacity of $100 million as of April 26, 2014. Our financing business is described in further detail in Note 6, “Customer Financing.” of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Note 6, discusses the nature and business purpose of the arrangements and the activity under each arrangement during fiscal 2014, including the amount of finance contracts sold and the holdback receivable owed to us.

Contractual Obligations

A summary of Patterson’s contractual obligations as of April 26, 2014 follows (in thousands):

	Payment due by year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$725,000	$250,000	$—	210,000	265,000
Interest on Long-Term Debt	141,063	32,984	40,117	31,492	36,470
Operating Leases	77,531	18,981	29,304	18,285	10,961

Patterson is unable to determine its contractual obligations by year related to the provisions of ASC Topic 740, “Income Taxes”, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits including interest and penalties at April 26, 2014, is $21.8 million.

For a more complete description of Patterson’s contractual obligations, see Notes 7 and 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Outlook

Over the last ten years, we have been able to grow revenue and earnings through our strategy of emphasizing value-added, full-service capabilities, using technology to enhance customer service, continuing to improve operating efficiencies, and growing through internal expansion and acquisitions. While the weakness in the general economy that has existed during the last several years is expected to continue to affect our performance for at least the near term, Patterson’s strategy will continue to focus on these key elements. With strong operating cash flow and available credit capacity, we are confident that we will be able to financially support our future growth. We believe that the strategic initiatives that we have implemented in the past several years, as well as those that will be implemented in fiscal 2015 and beyond, will strengthen our operational platform and contribute to future growth. Given these factors, we consider ourselves well positioned to capitalize upon the growth opportunities in the dental, companion animal veterinary and the worldwide rehabilitation supply markets.

Asset Management

The following table summarizes Patterson’s days sales outstanding (“DSO”) and inventory turnover the past three fiscal years:

	2014	2013	2012
Days sales outstanding (1)	46	42	45
Inventory turnover (2)	7.2	7.1	6.7

(1)

Receivables as of April 26, 2014, April 27, 2013 and April 28, 2012 include approximately $7 million, $9 million and $20 million, respectively, of finance contracts received from customers related to certain financing promotions in fiscal 2014, 2013 and 2012. Patterson has sold contracts in fiscal 2014 and expects to sell the contracts held as of April 26, 2014 to outside institutions under an existing agreement during fiscal 2015. If these finance contracts are excluded from the calculation of DSO, the pro forma DSO would be 45, 42 and 43 as of April 26, 2014, April 27, 2013 and April 28, 2012, respectively.
(2)	The inventory values used in this calculation are the LIFO inventory values for all inventories except for manufactured inventories and foreign inventories, which are valued using FIFO inventory methods.

Foreign Operations

Foreign sales derive primarily from Patterson Dental and Patterson Medical operations in Canada, from Patterson Veterinary’s operations in the U.K. and from Patterson Medical operations in the U.K., France, Australia and Thailand. Fluctuations in currency exchange rates have not significantly impacted earnings. However, changes in exchange rates adversely affected net sales in fiscal 2014 and 2013, and enhanced net sales in fiscal 2012. Without foreign currency effects, net sales would have been $13.9 million higher, $5.6 million higher, and $6.1 million lower in fiscal years 2014, 2013 and 2012, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.

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

Patterson Advantage Loyalty Program – Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 26, 2014, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87% of the maximum potential amount that could be redeemed. We use the redemption recognition method, and we recognize the estimated value of unused–Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.

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

We evaluate goodwill on an annual basis, or more frequently if indicators of impairment are present using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.

Patterson has three reporting units at April 26, 2014, which are the same as our operating units. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of goodwill impairment loss to be recorded. The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Patterson conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations. Additionally, in assessing goodwill for impairment, the reasonableness of the implied control premium is considered based on market capitalizations and recent market transactions.

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

In the fourth quarter of fiscal 2014, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Although we believe estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and financial results, including an impairment charge that could be material.

The medical reporting unit was evaluated using a quantitative assessment for impairment testing. This reporting unit has a higher level of sensitivity to impairment as management currently assesses the various estimates and assumptions used to conduct these tests. A significant reduction in these assumptions from further softening in medical utilizations in the U.S. or more severe austerity measures in the United Kingdom could cause us to recognize a material impairment charge on this reporting unit. At April 26, 2014, the estimated fair value of this reporting unit exceeded its book value by approximately 6%. Also see Note 3 of the Notes to the Consolidated Financial Statements included in this report.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that its tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made and could materially affect our financial results.

Valuation allowances are established for deferred tax assets if, after assessment of available positive and negative evidence, it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance reflected in the footnote disclosure relates to net operating loss carryforwards of certain foreign subsidiaries acquired in prior years.

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

Patterson is exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds, Euros, Australian Dollars, New Zealand Dollars and Thai Bahts. Although Patterson is not currently involved with foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have reduced fiscal 2014 net sales by approximately $54 million. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 26, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of National Veterinary Services Limited, which is included in the fiscal 2014 consolidated financial statements of Patterson Companies, Inc. and constituted 14% and 10% of total and net assets, respectively, as of April 26, 2014, and 10% and 2% of revenues and net income, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of Patterson Companies, Inc. also did not include an evaluation of the internal control over financial reporting of National Veterinary Services Limited.

In our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 26, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patterson Companies, Inc. as of April 26, 2014 and

April 27, 2013, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 26, 2014, and our report dated June 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. as of April 26, 2014 and April 27, 2013, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 26, 2014. Our audits also include the financial statement schedule listed in Item 15(a)(2). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 26, 2014 and April 27, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended April 26, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patterson Companies, Inc.’s internal control over financial reporting as of April 26, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 25, 2014

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 26, 2014	April 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$264,908	$505,228
Short-term investments	40,775	—
Receivables, net of allowance for doubtful accounts of $9,873 and $5,808 at April 26, 2014 and April 27, 2013, respectively	607,580	448,158
Inventory	436,463	360,563
Prepaid expenses and other current assets	65,991	47,387

Total current assets	1,415,717	1,361,336
Property and equipment, net	204,939	192,020
Long-term receivables, net	90,535	85,427
Goodwill	844,433	823,740
Identifiable intangibles, net	223,150	196,656
Other	85,903	22,599

Total assets	$2,864,677	$2,681,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342,056	$249,795
Accrued payroll expense	66,567	70,687
Other accrued expense	134,840	128,037

Total current liabilities	543,463	448,519
Long-term debt	725,000	725,000
Deferred income taxes	94,004	93,329
Other	30,546	20,475

Total liabilities	1,393,013	1,287,323
Stockholders’ equity:
Common Stock, $.01 par value: Authorized shares – 600,000 Issued and outstanding shares – 103,965 and 105,570 at April 26, 2014, and April 27, 2013, respectively	1,040	1,056
Additional paid-in capital	—	—
Accumulated other comprehensive income	25,370	25,165
Retained earnings	1,531,198	1,463,358
Unearned ESOP shares	(85,944)	(95,124)

Total stockholders’ equity	1,471,664	1,394,455

Total liabilities and stockholders’ equity	$2,864,677	$2,681,778

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Twelve Months Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Net sales	$4,063,715	$3,637,212	$3,535,661
Cost of sales	2,865,437	2,446,443	2,373,147

Gross profit	1,198,278	1,190,769	1,162,514
Operating expenses	852,522	836,314	804,505

Operating income	345,756	354,455	358,009

Other income and expense:
Other income, net	2,869	3,059	2,146
Interest expense	(35,713)	(36,397)	(30,343)

Income before taxes	312,912	321,117	329,812
Income taxes	112,300	110,845	116,997

Net income	$200,612	$210,272	$212,815

Earnings per share:
Basic	$1.99	$2.04	$1.93

Diluted	$1.97	$2.03	$1.92

Shares:
Basic	100,727	103,030	110,121

Diluted	101,643	103,807	110,846

Dividends declared per common share	$0.68	$0.58	$0.50

Comprehensive income
Net income	$200,612	$210,272	$212,815
Foreign currency translation (loss) gain	6,059	(7,132)	(9,372)
Cash flow hedge	(5,854)	(158)	(123)

Comprehensive income	$200,817	$202,982	$203,320

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Unearned ESOP Shares	Total
	Number	Amount
Balance at April 30, 2011	121,099,850	$1,211	$—	$41,950	$1,632,497	$(115,118)	$1,560,540
Foreign currency translation	—	—	—	(9,372)	—	—	(9,372)
Cash flow hedge	—	—	—	(123)	—	—	(123)
Net income	—	—	—	—	212,815	—	212,815
Dividends declared	—	—	—	—	(55,319)	—	(55,319)
Common stock issued and related tax benefits	778,856	8	14,552	—	—	—	14,560
Repurchase of common stock	(11,954,257)	(120)	(27,167)	—	(333,760)	—	(361,047)
Stock-based compensation	—	—	12,615	—	—	—	12,615
ESOP activity	—	—	—	—	—	533	533

Balance at April 28, 2012	109,924,449	1,099	—	32,455	1,456,233	(114,585)	1,375,202
Foreign currency translation	—	—	—	(7,132)	—	—	(7,132)
Cash flow hedge	—	—	—	(158)	—	—	(158)
Net income	—	—	—	—	210,272	—	210,272
Dividends declared	—	—	—	—	(57,384)	—	(57,384)
Common stock issued and related tax benefits	869,580	9	21,316	—	—	—	21,325
Repurchase of common stock	(5,224,017)	(52)	(35,941)	—	(145,763)	—	(181,756)
Stock-based compensation	—	—	14,625	—	—	—	14,625
ESOP activity	—	—	—	—	—	19,461	19,461

Balance at April 27, 2013	105,570,012	1,056	—	25,165	1,463,358	(95,124)	1,394,455
Foreign currency translation	—	—	—	6,059	—	—	6,059
Cash flow hedge	—	—	—	(5,854)	—	—	(5,854)
Net income	—	—	—	—	200,612	—	200,612
Dividends declared	—	—	—	—	(72,413)	—	(72,413)
Common stock issued and related tax benefits	748,874	7	27,461	—	—	—	27,468
Repurchase of common stock	(2,354,000)	(23)	(36,104)	—	(60,359)	—	(96,486)
Stock-based compensation	—	—	8,643	—	—	—	8,643
ESOP activity	—	—	—	—	—	9,180	9,180

Balance at April 26, 2014	103,964,886	$1,040	$—	$25,370	$1,531,198	$(85,944)	$1,471,664

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	April 26, 2014	April 27, 2013	April 28, 2012
Operating activities:
Net income	$200,612	$210,272	$212,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,113	25,720	25,254
Amortization	22,873	20,282	16,955
Bad debt expense	3,220	1,119	2,445
Non-cash employee compensation	20,018	35,202	13,371
Excess tax benefits from stock-based compensation	(1,290)	(2,487)	(1,371)
Non-cash charges related to medical divestitures	13,842	—	—
Deferred income taxes	7,765	7,049	89
Change in assets and liabilities net of acquired:
Decrease (increase) in receivables	(50,756)	17,226	468
Decrease (increase) in inventory	(36,019)	(39,096)	16,859
(Decrease) increase in accounts payable	12,345	41,347	(6,847)
(Decrease) increase in accrued liabilities	14,125	(21,767)	37,948
Decrease (increase) in long-term receivables	(5,108)	27	(1,766)
Other changes from operating activities, net	(32,904)	4,301	4,938

Net cash provided by operating activities	195,836	299,195	321,158

Investing activities:
Additions to property and equipment, net of acquisitions	(40,387)	(21,983)	(29,650)
Acquisitions and equity investments, net of cash	(145,815)	(14,650)	(22,620)
Proceeds from sale	6,546	—	—
Purchase of investment	(99,672)	—	—
Other investing activities	(4,436)	6,595	—

Net cash used in investing activities	(283,764)	(30,038)	(52,270)

Financing activities:
Dividends paid	(85,657)	(43,767)	(54,741)
Repurchases of common stock	(96,486)	(179,525)	(362,379)
ESOP activity	435	1,576	931
Common stock issued, net	20,217	13,131	13,621
Retirement of long term debt	—	(125,000)	—
Debt issuance cost	—	—	(1,862)
Payment to revolver	(135,000)	—	(20,000)
Draw on revolver	135,000	—	20,000
Proceeds from issuance of long-term debt	—	—	325,000
Excess tax benefits from stock-based compensation	1,290	2,487	1,371

Net cash used in financing activities	(160,201)	(331,098)	(78,059)
Effect of exchange rate changes on cash	7,809	(6,612)	(5,713)

Net (decrease) increase in cash and cash equivalents	(240,320)	(68,553)	185,116
Cash and cash equivalents at beginning of period	505,228	573,781	388,665

Cash and cash equivalents at end of period	$264,908	$505,228	$573,781

Supplemental disclosures:
Income taxes paid	$108,374	$124,146	$81,959
Interest paid	34,933	35,965	24,868
Repurchases of common stock with liability due to broker	—	2,707	475

See accompanying note

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 26, 2014

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Patterson Companies, Inc., (referred to herein as “Patterson” or in the first person notations “we,” “our,” and “us”) is a value-added distributor serving the North American dental supply, U.S. and U.K. veterinarian supply and the worldwide rehabilitation and assistive products supply market. Patterson Companies has three reportable segments: dental supply, veterinary supply and rehabilitation supply.

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

Fiscal Year End

We utilize a fifty-two, fifty-three week fiscal year ending on the last Saturday in April. Accordingly, fiscal years 2014, 2013 and 2012 included fifty-two weeks.

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

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO represent 75% and 83% of total inventories at April 26, 2014 and April 27, 2013, respectively.

The accumulated LIFO reserve was $74,607 at April 26, 2014 and $70,415 at April 27, 2013. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We have three reporting units as of April 26, 2014, which are the same as our reportable segments. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.

We evaluate goodwill at least annually using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.

The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value, as determined primarily by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of goodwill impairment loss to be recorded. The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Patterson conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations. Additionally, in assessing goodwill for impairment, the reasonableness of the implied control premium is considered based on market capitalizations and recent market transactions.

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

In the fourth quarter of fiscal 2014, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. Although we believe estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and financial results, including an impairment charge that could be material.

The medical reporting unit was evaluated using a quantitative assessment for impairment testing. This reporting unit has a higher level of sensitivity to impairment as management currently assesses the various estimates and assumptions used to conduct these tests. A significant reduction in these assumptions from further softening in medical utilizations in the U.S. or more severe austerity measures in the United Kingdom could cause us to recognize a material impairment charge on this reporting unit. At April 26, 2014, the estimated fair value of this reporting unit exceeded its book value by approximately 6%.

Long-Lived Assets

Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of an exclusive distribution agreement and customer lists. When impairment exists, the related assets are written down to fair value. No impairment was recognized in the periods presented.

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

Patterson has a relatively large, dispersed customer base and no single customer accounts for more than 2% of consolidated net sales. In addition, the equipment sold to customers under finance contracts generally serves as collateral for the contract and the customer provides a personal guarantee as well.

Patterson Advantage Loyalty Program

The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program are recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 26, 2014, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87% of the maximum potential amount that could be redeemed. We use the redemption recognition method and we recognize the estimated value of unused Advantage dollars as a percentage of Patterson Advantage dollars earned. Breakage recognized was immaterial to all periods presented.

Freight and Delivery Charges

Freight and delivery charges are included in “cost of sales”.

Advertising

We expense all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $18,263, $19,721 and $18,811 for fiscal years 2014, 2013, and 2012, respectively. Deferred direct-marketing expenses included in prepaid and other current assets on the consolidated balance sheet as of April 26, 2014, and April 27, 2013 were $2,031 and $1,845, respectively.

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

Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

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

	Fiscal Year
	2014	2013	2012
	(in thousands)
Denominator:
Denominator for basic earnings per share – weighted average shares	100,727	103,030	110,121
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	916	777	725

Denominator for diluted earnings per share – adjusted weighted average shares	101,643	103,807	110,846

Options to purchase 39, 362 and 520 shares of common stock during fiscal years 2014, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. Unvested restricted stock awards outstanding which were excluded from the calculation of diluted earnings per share during fiscal years 2014, 2013 and 2012 were 0, 0 and 140, respectively, because the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not, at this time, anticipate a material impact to the financial statements once implemented.

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

2. Cash and cash equivalents

At April 26, 2014 and April 27, 2013, cash and cash equivalents consisted of the following:

	April 26, 2014	April 27, 2013
Cash on hand	$213,397	$222,609
Money market funds	51,511	282,619

Total	$264,908	$505,228

Cash on hand is generally in interest earning accounts.

3. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for each of our reportable segments for the fiscal year ended April 26, 2014 are as follows:

	Balance at April 27, 2013	Acquisition Activity	Other Activity	Balance at April 26, 2014
Dental supply	$137,867	$649	$(1,053)	$137,463
Rehabilitation supply	549,020	—	(4,013)	545,007
Veterinary supply	136,853	23,374	1,736	161,963

Total	$823,740	$24,023	$(3,330)	$844,433

The increase in the acquisition activity column during the twelve-month period ended April 26, 2014 primarily reflects the purchase price allocation for the Dental segment acquisition of Mercer Mastery and the Veterinary segment acquisition of National Veterinary Supply, which were acquired in fiscal 2014. The other activity column is comprised primarily of earn-out payments made related to acquisitions completed prior to the adoption of the guidance in ASC 805, foreign currency translation, and allocations of amounts of goodwill to assets that were sold.

Other intangible assets acquired in the acquisitions in fiscal 2014 had a fair value of approximately $45.8 and a weighted average useful life of 10 years.

Balances of other intangible assets excluding goodwill are as follows:

	April 26, 2014	April 27, 2013
Unamortized – indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464

Amortized:
Distribution agreement, customer lists and other	286,365	235,781
Less: Accumulated amortization	(139,67)	(115,589)

Net amortized intangible assets	146,686	120,192

Total identifiable intangible assets, net	$223,150	$196,656

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

With respect to the amortized intangible assets, future amortization expense is expected to approximate $25,315, $26,275 $28,231, $13,391 and $4,128 for fiscal years 2015, 2016, 2017, 2018 and 2019, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, actual revenues generated from the sale of CEREC dental restorative systems, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

4. Acquisitions and Equity Investments

We completed acquisitions during fiscal years 2014, 2013 and 2012. The operating results of each of these acquisitions are included in our consolidated statements of income from the date of each acquisition. Pro forma results of operations and details of the purchase price allocations have not been presented for these acquisitions, with the exception of NVS presented below, as the effects of these business acquisitions were not material either individually or in the aggregate. A listing of acquisitions completed during the periods covered by these financial statements is presented below. We acquired 100% of all companies listed below:

Entity	Segment
Fiscal 2014:
Mercer Mastery	Dental supply
National Veterinary Supply	Veterinary supply

Fiscal 2013:
Iowa Dental Supply	Dental supply
Universal Vaporizer Support	Veterinary supply

Fiscal 2012:
American Veterinarian Supply Corp.	Veterinary supply
Surgical Synergies Pty Ltd.	Rehabilitation supply
Orthoplast	Rehabilitation supply

On August 16, 2013, Patterson Companies, Inc. completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC. NVS is the largest veterinary products distributor in the United Kingdom.

The acquisition was accounted for as a business combination using the acquisition method. We have estimated the acquisition date fair values of the assets acquired and liabilities assumed, using independent appraisals, other analyses and have determined final working capital adjustments. Therefore, an allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

At August 16, 2013 (in thousands)
Receivables	$113,037
Inventory	45,785
Prepaid expenses and other current assets	1,187
Property, plant and equipment	2,622
Goodwill	23,374
Identifiable intangibles	45,337
Accounts payable	(79,916)
Others accrued liabilities	(8,733)

Purchase price	$142,693

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, cost synergies, and the potential to integrate and expand existing product lines. The goodwill and intangible assets have been allocated to the Veterinary reporting segment.

We recognized $675 of transaction costs related to the NVS acquisition through fiscal year 2014, and the charges were reported in operating expense in the Condensed Consolidated Statement of Income.

Operating results for this acquisition have been included in our Condensed Consolidated Statements of Income and Other Comprehensive Income from the date of acquisition (i.e. beginning in the second quarter) and are reflected in the Veterinary reporting segment. The acquisition contributed net sales of $419,340 to the segment during fiscal year 2014. Pro forma results are not presented, as the acquisition is not considered material to our Company.

5. Property and Equipment

Property and equipment consisted of the following items:

	April 26, 2014	April 27, 2013
Land	$14,925	$14,811
Buildings	129,360	127,364
Leasehold improvements	18,295	16,751
Furniture and equipment	152,899	139,261
Data processing equipment	109,580	98,117
Construction-in-progress	18,110	5,594

	443,169	401,898
Accumulated depreciation	(238,230)	(209,878)

Property and equipment, net	$204,939	$192,020

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

Patterson operates under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. At least 9% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The amount held by the conduit can be greater than 9% and is based upon certain ratios defined in the agreement. The capacity under the agreement at April 26, 2014 was $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive the proceeds of the contracts upon sale. At least 10% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The amount held by the conduit can be greater than 10% and is based upon certain ratios defined in the agreement. The capacity under the agreement at April 26, 2014 was $100,000.

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

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During fiscal 2014, 2013 and 2012, we sold approximately $282,698, $283,175 and $287,627, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with the covenants at April 26, 2014.

Included in cash and cash equivalents in the consolidated balance sheets are approximately $28,152 and $34,260 as of April 26, 2014 and April 27, 2013, respectively, which represents cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. Included in current receivables in the consolidated balance sheets are approximately $63,236, net of unearned income of $5,894, and $64,272, net of unearned income of $1,586, as of April 26, 2014 and April 27, 2013, respectively, of finance contracts not yet sold by Patterson. A total of $496,906 of finance contracts receivable sold under the agreements was outstanding at April 26, 2014. The deferred purchase price under the arrangements was approximately $84,750 and $72,328 as of April 26, 2014 and April 27, 2013, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

7. Long-Term Debt

Expected future minimum principal payments under our debt obligations are as follows: $250,000 in fiscal 2015 (which we have both the intent and ability to refinance at that time, therefore we have classified this balance as long term debt on the balance sheet as of April 26, 2014), $150,000 in fiscal 2018, $60,000 in fiscal 2019 and $265,000 in years thereafter.

In March 2008, Patterson issued fixed-rate senior notes with an aggregate principal amount of $450,000, consisting of (i) $50,000 4.63% senior notes, paid in fiscal 2013; (ii) $250,000 5.17% senior notes, due fiscal 2015; and (iii) $150,000 5.75% senior notes, due fiscal 2018.

Also in March 2008, we entered into a term loan agreement with a group of banks in the principal amount of $75,000, which was paid in fiscal 2013. The term loan required interest at a floating rate based on LIBOR plus a spread that ranged from 0.50% to 1.25% based on our leverage ratio, as defined in the agreement.

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

In addition, in March 2008 we entered into two forward starting interest rate swap agreements, each with notional amounts of $100,000 and accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the issuance of the 5.17% senior notes due fiscal 2015 and the 5.75% senior notes due fiscal 2018, respectively. Upon issuance of the hedged debt, Patterson settled the forward starting interest rate swap agreements and recorded a $1,000 increase, net of income taxes, to other comprehensive income, which is being amortized against interest expense over the life of the related debt. The pre-tax amount reclassified into earnings during fiscal years 2014, 2013 and 2012 was $200. The amount expected to be reclassified into earnings during fiscal 2015 is also expected to be $200.

Patterson has available a $300,000 revolving credit facility through December 2016. Interest on borrowings is based on LIBOR plus a spread which can range from 1.125% to 1.875%. This spread as well as a commitment fee on the unused portion of the facility are based on our leverage ratio, as defined in the agreement. There were no outstanding borrowings under the facility at April 26, 2014 or April 27, 2013.

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios as defined in the agreements. Patterson met the financial and nonfinancial covenants under the debt agreements as of April 26, 2014.

Patterson’s debt consists of the following:

	April 26, 2014	April 27, 2013
5.17% senior notes due fiscal 2015	$250,000	$250,000
5.75% senior notes due fiscal 2018	150,000	150,000
2.95% senior notes due fiscal 2019	60,000	60,000
3.59% senior notes due fiscal 2022	165,000	165,000
3.74% senior notes due fiscal 2024	100,000	100,000
Total debt	725,000	725,000
Less: current debt obligations	—	—

Long-term debt	$725,000	$725,000

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 26, 2014, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of February 2022. Patterson Companies, Inc. sold an identical interest rate cap to the same bank.

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

These interest rate contracts do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs.

In January 2014 the Company entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for as cash flow hedge, to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015 with a long term loan for $250,000 and a term of ten years.

The following presents the fair value of interest rate contracts included in the consolidated balance sheets:

	Assets			Liabilities
	Classification	Fair Value		Classification	Fair Value
Derivative type		April 26, 2014	April 27, 2013		April 26, 2014	April 27, 2013
Interest rate contracts	Other noncurrent assets	$1,716	$486	Other noncurrent liabilities	$1,720	$509
Interest rate swap	Other noncurrent assets	$—	$—	Other noncurrent liabilities	$5,660	$—

The following presents the effect of interest rate contracts on the consolidated statements of income and other comprehensive income:

Derivative type	Classification of gain (loss) recognized on derivative	Gain (loss) recognized on derivative
		Fiscal Year
		2014	2013	2012
Interest rate contracts	Other income (expense), net	$4	$78	$2
Interest rate swap	Other comprehensive Income	($5,660)	$—	$—

9. Fair Value Measurements

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 26, 2014 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$51,511	$51,511	$—	$—
Derivative instruments	1,716	—	1,716	—

Total assets	$53,227	$51,511	$1,716	$—

Liabilities:
Derivative instruments	$7,380	$—	$7,380	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 27, 2013 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$282,619	$282,619	—	—
Derivative instruments	$486	—	$486	—

Total assets	$283,105	$282,619	$486	—

Liabilities:
Derivative instruments	$509	—	$509	—

Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.

Derivative instruments – Patterson’s derivative instruments consist of interest rate contracts. These instruments are valued using inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets in fiscal years 2014, 2013 and 2012.

Patterson’s debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 26, 2014 and April 27, 2013 was $742,619 and $774,606, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 26, 2014 and April 27, 2013.

10. Securities

On October 25th, 2013 we invested in three time deposits with total principal of $110,000 Canadian dollars. Our time deposit securities are classified as “held-to-maturity” securities as we have both the intent and ability to hold until maturity. They are carried at cost, adjusted for accrued interest and amortization. The current value is not materially different than fair value. The fair value was determined based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which include a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially lower fair value estimate. The interrelationship between these inputs is insignificant. The U.S. dollar equivalents at April 26, 2014, include $40,775, which is classified as a current asset and will mature within one year, and $58,897, which is classified as a noncurrent asset and will mature within two years.

11. Lease Commitments

Patterson leases facilities for its branch office locations, a few small distribution facilities, and certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under non-cancelable operating leases are as follows at April 26, 2014:

2015	$18,981
2016	15,875
2017	13,429
2018	10,557
2019	7,728
Thereafter	10,961

Total minimum payments required	$77,531

Rent expense was $21,290, $22,016 and $20,819 for the years ended April 26, 2014, April 27, 2013 and April 28, 2012, respectively.

12. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year
	2014	2013	2012
Current:
Federal	$84,353	$80,290	$89,612
Foreign	9,667	13,471	16,726
State	10,515	10,035	10,570

Total current	104,535	103,796	116,908
Deferred:
Federal	7,501	6,667	872
Foreign	(240)	(963)	(895)
State	504	1,345	112

Total deferred	7,765	7,049	89

Provision for income taxes	$112,300	$110,845	$116,997

Deferred tax assets and liabilities are included in “prepaid expenses” and “other current assets” and in “non-current liabilities” on the balance sheet. Significant components of Patterson’s deferred tax assets (liabilities) as of April 26, 2014 and April 27, 2013 are as follows:

	2014	2013
Deferred current income tax asset (liability):
Capital accumulation plan	$5,893	$5,540
Inventory related items	5,512	8,170
Bad debt allowance	1,518	2,092
LIFO reserve	(16,279)	(15,901)
Other	13,447	17,075

Deferred net current income tax asset	10,091	16,976

Deferred long-term income tax (liability) asset:
Amortizable intangibles	(26,590)	(27,934)
Goodwill	(69,613)	(62,911)
Property, plant, equipment	(4,744)	(5,390)
Stock based compensation expense	8,130	9,603
Net operating loss carryforwards	6,848	8,070
Other	(4,276)	(10,290)

	(90,245)	(88,852)
Valuation allowance	(3,759)	(4,477)

Deferred net long-term income tax liability	(94,004)	(93,329)

Net deferred income tax liability	$(83,913)	$(76,353)

At April 26, 2014, we had foreign net operating loss carryforwards (“NOLs”) of $29,776, the majority of which are attributable to companies outside the U.S. that were acquired in prior years. A valuation allowance has been recorded for a portion of the $6,848 of deferred tax asset resulting from these NOLs because we believe that it is more likely than not that the losses will not be fully utilized due to uncertainties relating to future taxable income from the acquired companies.

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total undistributed earnings that would be subject to federal income tax if remitted under existing law are approximately $254,540 as of April 26, 2014. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. If a future distribution of these earnings is made, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year
	2014	2013	2012
Tax at U.S. statutory rate	$109,519	$112,391	$115,434
State tax provision, net of federal benefit	7,768	8,322	7,277
Effect of foreign taxes	461	(4,603)	(3,944)
Permanent differences	(4,843)	(3,439)	(702)
Other	(605)	(1,826)	(1,068)

	$112,300	$110,845	$116,997

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

As of April 26, 2014 and April 27, 2013, Patterson’s gross unrecognized tax benefits were $19,687 and $19,155, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $5,003 and $4,735, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheet.

A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended April 26, 2014 and April 27, 2013 are shown below:

	2014	2013
Balances beginning of period	$19,155	$18,099
Additions for tax positions related to the current year	2,801	2,568
Additions for tax positions of prior years	1,372	1,638
Reductions for tax positions of prior years	(893)	(1,135)
Statute expirations	(2,655)	(1,907)
Settlements	(93)	(108)

Balance, end of period	$19,687	$19,155

We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 26, 2014 and April 27, 2013, we had recorded $2,124 and $2,358, respectively, for interest and penalties. These amounts are also included in other long-term liabilities on the consolidated balance sheet. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 26, 2014, we recorded as part of tax expense $542 related to our estimated liability for interest and penalties.

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

13. Segment and Geographic Data

Patterson Companies, Inc. is comprised of three reportable segments: dental supply, veterinary supply, and rehabilitation supply. Our reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other dental healthcare providers throughout North America. The veterinary supply segment is a leading distributor of veterinary supplies, primarily to companion-pet(dogs, cats and other common household pets) and equine veterinary clinics. They also provide products and services used for the diagnosis, treatment and/or prevention of diseases in companion animals and equine throughout the United States and United Kingdom. The worldwide rehabilitation supply segment provides a comprehensive range of distributed and self-manufactured rehabilitation medical supplies and assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

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

The following table presents information about Patterson’s reportable segments:

	Fiscal Year
	2014	2013	2012
Net sales
Dental supply	$2,382,096	$2,379,970	$2,287,875
Rehabilitation supply	478,574	501,997	513,340
Veterinary supply	1,203,045	755,245	734,446

Consolidated net sales	$4,063,715	$3,637,212	$3,535,661

Operating income
Dental supply	$249,138	$247,747	$246,755
Rehabilitation supply	46,763	65,027	72,442
Veterinary supply	49,855	41,681	38,812

Consolidated operating income	$345,756	$354,455	$358,009

Depreciation and amortization
Dental supply	$35,209	$34,953	$31,375
Rehabilitation supply	7,540	7,683	7,472
Veterinary supply	7,237	3,366	3,362

Consolidated depreciation and amortization	$49,986	$46,002	$42,209

Total assets
Dental supply	$1,342,333	$1,442,667	$1,502,672
Rehabilitation supply	876,211	881,323	883,287
Veterinary supply	646,133	357,788	353,409

Consolidated total assets	$2,864,677	$2,681,778	$2,739,368

The following table presents sales information by product for Patterson and its reportable segments:

	Fiscal Year
	2014	2013	2012
Consolidated
Consumable and printed products	$2,776,765	$2,343,407	$2,312,309
Equipment and software	973,814	993,767	930,601
Other	313,136	300,038	292,751

Total	$4,063,715	$3,637,212	$3,535,661

Dental supply
Consumable and printed products	$1,289,652	$1,273,222	$1,263,515
Equipment and software	828,858	843,880	768,633
Other	263,586	262,868	255,727

Total	$2,382,096	$2,379,970	$2,287,875

Rehabilitation supply
Consumable and printed products	$352,181	$361,164	$363,004
Equipment and software	100,936	114,818	123,649
Other	25,457	26,015	26,687

Total	$478,574	$501,997	$513,340

Veterinary supply
Consumable and printed products	$1,134,932	$709,021	$685,790
Equipment and software	44,020	35,069	38,319
Other	24,093	11,155	10,337

Total	$1,203,045	$755,245	$734,446

The following table presents information about Patterson by geographic area. No individual country, except for the United States, generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year
	2014	2013	2012
Net sales
United States	$3,265,939	$3,211,979	$3,104,047
International	797,776	425,233	431,614

Total	$4,063,715	$3,637,212	$3,535,661

Income before tax
United States	$289,037	$273,037	$273,314
International	23,875	48,080	56,498

Total	$312,912	$321,117	$329,812

Long-lived assets
United States	$1,235,830	$1,176,815	$1,192,437
International	213,130	143,627	143,418

Total	$1,448,960	$1,320,442	$1,335,855

14. Stockholders’ Equity

Dividends

The following table presents our declared and paid cash dividends per share on our common stock for the past three years. The dividend declared in the fourth quarter of fiscal 2013 was paid early in the subsequent quarter; all other dividends were declared and paid in the same period. Patterson expects to continue paying a quarterly cash dividend into the foreseeable future.

	Period
Fiscal year	1	2	3	4
2014	$0.16	$0.16	$0.16	$0.20
2013	$0.14	$0.14	$0.14	$0.16
2012	$0.12	$0.12	$0.12	$0.14

Share Repurchases

During fiscal 2014, we repurchased and retired 2,354,000 shares of our common stock for $96,486, or an average of $40.99 per share. During fiscal 2013, we repurchased and retired 5,224,017 shares of our common stock for $181,756, or an average of $34.79 per share. During fiscal 2012, Patterson repurchased and retired 11,954,257 shares of our common stock for $361,047, or an average of $30.20 per share.

In December 2007, Patterson’s Board of Directors expanded a share repurchase program to allow for the purchase of up to 25 million shares of common stock in open market transactions. As of March 2011, approximately 20.5 million shares had been repurchased under this authorization. At that time, the Board of Directors cancelled and replaced the existing share repurchase program with a new authorization to repurchase an additional 25 million share of common stock. This program was due to expire on March 15, 2016. On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaced the existing plan. Under the current plan, up to 25 million shares may be repurchased in open market transactions through March 19, 2018. As of April 26, 2014, 22.0 million shares remain available under the current repurchase authorization.

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

In fiscal 2002, Patterson’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into Patterson. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 665,978 shares of common stock. These shares are accounted for under ASC 718-40 and accordingly these shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. When the shares are committed for release and allocated to the participants, the expense to Patterson is determined based on current fair value. The loan bears interest at current rates but principal did not begin to amortize until fiscal 2012. Beginning in fiscal 2012 and through fiscal 2020, an annual payment of $200 plus interest is due and in fiscal 2020, a final payment of any outstanding principal and interest balance is due. Prepayments of principal can be made at any time without penalty. Of the 665,978 shares issued in the transaction, 97,810 were previously allocated to Thompson employees. The remaining 568,168 shares began to be allocated in fiscal 2004 as interest was paid on the loan. During fiscal 2014, 2013 and 2012, shares secured by the Thompson note with an aggregate fair value of $373, $363 and $298, respectively, were committed for release and allocated to ESOP participants.

On September 11, 2006, we entered into a third loan agreement with the ESOP and loaned $105,000 (the “2006 note”) for the sole purpose of enabling the ESOP to purchase shares of our common stock. The ESOP purchased 3,159,645 shares with the proceeds from the 2006 note. These shares are also accounted for under ASC 718-40. Interest on the unpaid principal balance accrues at a rate equal to six-month LIBOR, with the rate resetting semi-annually. Interest payments were not required during the period from and including September 11, 2006 through April 30, 2010. On April 30, 2010, accrued and unpaid interest was added to the outstanding principal balance under the note, with interest thereafter accruing on the increased principal amount. Unpaid interest accruing after April 30, 2010 is due and payable on each successive April 30 occurring through September 10, 2026. No principal payments are due until September 10, 2026; however, prepayments can be made without penalty. During fiscal 2014 and 2013, shares secured by the 2006 note with aggregate fair values of $10,959 and $20,214, respectively, were committed for release and allocated to ESOP participants. In fiscal 2012, Patterson contributed $23,639 to the ESOP, which then purchased 844,325 shares for allocation to the participants. No shares secured by the 2006 note were released prior to fiscal 2011.

At April 26, 2014, a total of 13,851,147 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $566,650. Related to the shares from the Thompson transaction, committed-to-be-released shares were 9,197 and suspense shares were 454,092. Finally, with respect to the 2006 note, committed-to-be-released shares were 270,117 and suspense shares were 2,282,877.

We anticipate the allocation of the remaining suspense, or unearned, shares to occur over a period of approximately 5 to 10 years. As of April 26, 2014, the fair value of all unearned shares held by the ESOP was approximately $111,969. We will recognize an income tax deduction as the unearned ESOP shares are released. Such deductions will be limited to the ESOP’s original cost to acquire the shares.

Dividends on allocated shares are passed through to the ESOP participants. Dividends on unallocated shares are used by the ESOP to make debt service payments on the notes due to Patterson.

15. Stock-based Compensation

The consolidated statements of income for fiscal years 2014, 2013 and 2012 include pre-tax stock-based compensation expense of $8,686 ($5,896 after-tax), $14,625 ($9,452 after-tax), and $12,615 ($8,441 after-tax), respectively, recorded in accordance with the provisions of ASC Topic 718, “Stock Compensation”. All pre-tax expense is included in operating expenses within the consolidated statements of income. The consolidated statement of cash flows presents the pre-tax stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, benefits associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities. For fiscal years 2014, 2013 and 2012, these excess benefits totaled $1,290, $2,487, and $1,371, respectively.

As of April 26, 2014, the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $29,400, and it is expected to be recognized over a weighted average period of approximately 5.1 years.

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

Risk-free interest rate –We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the grant date with similar terms to the expected term of the award.

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

The Equity Incentive Plan amendments did not change the number of shares reserved for awards under the plan. The Equity Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock and restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards and dividend equivalents. Awards may have a term no longer than ten years and vesting terms are determined by the compensation committee of the Board of Directors. The minimum restriction period for restricted stock and restricted stock units is three years, or one year in the case of performance-based awards. Additionally, a plan amendment in September 2010 increased the maximum number of shares that may be issued pursuant to awards of restricted stock, restricted stock awards and stock bonuses from 2,000,000 shares to 6,000,000 shares. Prior to fiscal 2006, only stock option awards had been granted under the Equity Incentive Plan. During fiscal years 2014, 2013 and 2012, expense recognized related to stock options was $768, $1,175, and $1,553, respectively.

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions during fiscal years 2014, 2013 and 2012:

	April 26, 2014	April 27, 2013	April 28, 2012
Expected dividend yield	1.8%	1.6%	1.5%
Expected stock price volatility	30.0%	30.6%	33.0%
Risk-free interest rate	1.5%	1.4%	2.5%
Expected life of options (years)	7.1	7.5	7.4

Following is a summary of stock option activity for all plans during fiscal years 2014, 2013 and 2012 (share amounts in thousands):

	Total Outstanding
	Number of Options	Exercise Price (a)	Intrinsic Value
Balance as of April 30, 2011	1,273	$29.82
Granted	64	33.90
Exercised	(232)	24.11
Canceled	(119)	29.64

Balance as of April 28, 2012	986	$31.45
Granted	56	34.10
Exercised	(290)	22.49
Canceled	(31)	33.79

Balance as of April 27, 2013	721	$35.03
Granted	57	39.33
Exercised	(345)	35.73
Canceled	(44)	33.11

Balance as of April 26, 2014	389	$35.29	$2,168

Vested or expected to vest as of April 26, 2014	306	$35.89	$1,667

Exercisable as of April 26, 2014	113	$40.75	$498

(a)	Weighted-average exercise price

The weighted average fair values per share of options granted during fiscal years 2014, 2013 and 2012 were $11.02, $10.15, and $11.47, respectively. The weighted average remaining contractual lives of options outstanding and options exercisable as of April 26, 2014 were 4.3 and 2.5 years, respectively. We settle stock option exercises with newly issued common shares.

Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $1,722, $12,309 and $1,273, respectively, in fiscal 2014; $3,397, $6,518 and $641, respectively, in fiscal 2013; $1,731, $5,604 and $442, respectively, in fiscal 2012.

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

The performance unit awards, issued primarily to executive management, are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the Board of Directors. The satisfaction of operating goals is not finally determined until the end of a three-year period. Accordingly, Patterson recognizes expense related to performance unit awards over the requisite service period using the straight-line method based on the outcome that is probable. For fiscal year 2013 and 2012, we no longer believe achievement is probable, therefore, no expense has been recognized. During fiscal years 2014, 2013 and 2012, expense recognized related to restricted stock and performance unit awards was $4,793, $10,255 and $7,962 , respectively. The total intrinsic value of restricted stock awards that vested in fiscal 2014, 2013 and 2012 was $6,831, $6,923, and $4,559, respectively. Patterson granted performance units in fiscal 2014 that can be earned at the end of fiscal 2016 subject to the achievement of certain financial objectives.

The following tables summarize information concerning non-vested restricted stock awards and performance unit awards for fiscal years 2014, 2013 and 2012:

	Restricted Stock Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 30, 2011	1,111	$29.22
Granted	272	34.60
Vested	(138)	(25.45)
Forfeitures	(83)	(29.25)

Outstanding at April 28, 2012	1,162	$30.92
Granted	314	34.10
Vested	(192)	(35.62)
Forfeitures	(127)	(30.98)

Outstanding at April 27, 2013	1,157	$31.82
Granted	283	38.02
Vested	(174)	(38.76)
Forfeitures	(43)	(31.91)

Outstanding at April 26, 2014	1,223	$33.02

	Performance Unit Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at April 30, 2011	102	$35.41
Forfeitures and cancellations	(6)	(35.41)

Outstanding at April 28, 2012	96	$35.41
Granted	130	34.09
Forfeitures and cancellations	(21)	(34.09)

Outstanding at April 27, 2013	205	$34.09
Granted	124	38.05
Forfeitures and cancellations	(2)	(34.75)

Outstanding at April 26, 2014	327	$35.59

Employee Stock Purchase Plan

In June 1992, Company adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 4,750,000 shares of common stock were reserved for issuance under the Stock Purchase Plan. In June 2012, our Board of Directors approved to increase the number of shares available to 6,750,000. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors or by a committee appointed by the Board of Directors and follows a calendar plan year. Employees are eligible to participate after nine months of employment, if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85% of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. At April 26, 2014, there were 1,733,271 shares available for purchase under the Stock Purchase Plan.

The Stock Purchase Plan includes a look-back option, and, accordingly, there are several option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the employee stock purchase plan was $1,838, $1,816 and $1,772 during fiscal years 2014, 2013 and 2012, respectively. The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan for fiscal years 2014, 2013 and 2012:

	2014	2013	2012
Expected dividend yield	1.6%	1.6%	1.4%
Expected stock price volatility	31.0%	31.0%	31.3%
Risk-free interest rate	0.1%	0.2%	0.2%
Expected life of options (years)	0.5	0.5	0.5

Capital Accumulation Plan

In 1996, we adopted an employee Capital Accumulation Plan (the “CAP Plan”). A total of 6,000,000 shares of common stock are reserved for issuance under the CAP Plan. Key employees of Patterson or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’ compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of Patterson until the restrictions lapse. The restriction period is three years from the beginning of the plan year, but restricted shares are subject to forfeiture provisions. At April 26, 2014, 2,128,497 shares were available for purchase under the CAP Plan.

Based on the provisions of the CAP Plan, there are option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the CAP Plan was $1,287, $1,379, and $1,327 during fiscal years 2014, 2013 and 2012, respectively. The following table summarizes the weighted-average assumptions relating to the CAP Plan for fiscal years 2014, 2013 and 2012:

	2014	2013	2012
Expected dividend yield	1.6%	1.6%	1.4%
Expected stock price volatility	31.0%	31.0%	31.3%
Risk-free interest rate	0.3%	0.3%	0.3%
Expected life of options (years)	1.0	1.0	1.0

16. Litigation

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

As of April 26, 2014 and April 27, 2013, Patterson had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss. These accrued amounts, as well as related expenses, have not been material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties. We also disclose the nature of and range of loss for claims against us when losses are reasonably possible and material.

17. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks. The following table summarizes results for fiscal 2014 and 2013.

	Quarter Ended
	Apr. 26, 2014	Jan. 25, 2014	Oct. 27, 2013	July 28, 2013
Net sales	$1,102,077	$1,082,679	$998,834	$880,125
Gross profit	315,868	311,461	289,431	281,518
Operating income	92,601	96,651	75,223	81,281
Net income	55,671	57,021	42,028	45,892
Earnings per share – basic	$0.56	$0.56	$0.42	$0.45
Earnings per share – diluted	$0.55	$0.56	$0.41	$0.45

	Quarter Ended
	Apr. 27, 2013	Jan. 26, 2013	Oct. 27, 2012	July 28, 2012
Net sales	$964,933	$915,861	$867,193	$889,225
Gross profit	324,177	300,293	280,599	285,700
Operating income	104,456	89,538	77,869	82,592
Net income	63,562	53,630	45,542	47,538
Earnings per share – basic	$0.63	$0.53	$0.44	$0.45
Earnings per share – diluted	$0.62	$0.52	$0.44	$0.45

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of April 26, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. We excluded certain elements of internal control over financial reporting pertaining to the activities of National Veterinary Services Limited (NVS), which we acquired on August 16, 2013, as discussed in Note 4 of Notes to Consolidated Financial Statements. NVS revenue represented 10% ($419.3 million) of our consolidated total revenue and 2% ($3.8 million) of our consolidated net income for the year ended April 26, 2014, respectively. NVS’s total assets represented 14% ($413.7 million) of our consolidated total assets and 10% ($150.6 million) of our consolidated net assets as of April 26, 2014, respectively. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 26, 2014. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

/s/ Scott P. Anderson
President and Chief Executive Officer

/s/ R. Stephen Armstrong
Executive Vice President, Chief Financial
Officer and Treasurer

The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8. of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

As of April 26, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2014, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 8, 2014 (the “2014 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2014 Proxy Statement and such information is incorporated by reference herein.

Code of Ethics

We have adopted Principles of Business Conduct and Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Directors and all employees. Our Code of Ethics is available on our website (www.pattersoncompanies.com) under the section “Investor Relations – Corporate Governance.” We intend to satisfy the disclosure requirement of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the address and location specified above.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Non-Employee Director Compensation” and “Executive Compensation” in the 2014 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Our Board of Directors and Committees” in the 2014 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services and pre-approval policies and procedures is set forth under the caption “Proposal No. 4 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2014 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of Patterson and its subsidiaries are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 26, 2014 and April 27, 2013

Consolidated Statements of Income and Other Comprehensive Income for the Years Ended April 26, 2014, April 27, 2013 and April 28, 2012

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended April 26, 2014, April 27, 2013 and April 28, 2012

Consolidated Statements of Cash Flows for the Years Ended April 26, 2014, April 27, 2013, and April 28, 2012

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II – Valuation and Qualifying Accounts for the Years Ended April 26, 2014, April 27, 2013 and April 28, 2012.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit

2.1	Article of Merger and Plan of Merger dated June 23, 2004[10]

3.1	Patterson’s Restated Articles of Incorporation[10]

3.2	Patterson’s Amended and Stated Bylaws, as amended[17]

4.1	Specimen form of Patterson’s Common Stock Certificate[10]

4.2	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, the registrant has omitted to file certain unregistered convertible debentures. The total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of such convertible debentures to the Commission upon request.[8]

4.3	Credit Agreement dated as of November 25, 2003 among Patterson Dental Company, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (main office Chicago), as Administrative Agent, Bank of America, N.A., as Syndication Agent and Suntrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents[9]

4.4	Note Purchase Agreement dated as of November 15, 2003 among Patterson Dental Company, AbilityOne Products Corp., AbilityOne Corporation, Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP9

Exhibit

10.1	Patterson Dental Company Employee Stock Ownership Plan, as amended[1]

10.2	Patterson Dental Company 1992 Stock Option Plan[1]

10.3	Patterson Dental Company 1992 Director Stock Option Plan[1]

10.4	Patterson Dental Company Employee Stock Purchase Plan[1]

10.5	Patterson Dental Company Capital Accumulation Plan[2]

10.6	Patterson Companies, Inc. fiscal 2012 Incentive Plan[18]

10.7	ESOP Loan Agreement dated June 15, 1990 as amended July 13, 1992[1]

10.8	Amended and Restated Term Promissory Note dated July 13, 1992[1]

10.9	Second Amended and Restated Contract Purchase Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association[3]

10.10	Amended and Restated Credit Agreement dated April 28, 2000 between Patterson Dental Company and U.S. Bank National Association[3]

10.11	Asset Purchase Agreement by and among Patterson Dental Company and J. A. Webster, Inc.[4]

10.12	Third Amended and Restated Contract Purchase Agreement dated June 19, 2002 between Patterson Dental Company and U. S. Bank National Association[5]

10.13	Third Amended and Restated Receivables Purchase Agreement dated December 3, 2011 between PDC Funding Company, LLC, Patterson Companies, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Bank”) and a commercial paper conduit managed by the Bank.[12]

10.14	Receivables Sale Agreement dated May 10, 2002 among PDC Funding Company, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc.[5]

10.15	2001 Non-Employee Director Stock Option Plan[5]

10.16	Amendments to Restated Employee Stock Purchase Plan[5]

10.17	Amended and Restated Employee Stock Ownership Plan[5]

10.18	Stock Option Plan for Canadian Employees[6]

10.19	Patterson Companies, Inc. Equity Incentive Plan[11]

10.20	ESOP Loan Agreement dated April 1, 2002[7]

10.21	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company[7]

10.22	Bridge Credit Facility dated as of September 12, 2003 among Patterson Dental Company as the borrower and Banc One Mezzanine Corporation, as Administrative Agent and Bank of America, N.A., as Syndication Agent.[8]

10.23	ESOP Loan Agreement dated September 11, 2006[13]

10.24	ESOP Note dated September 11, 2006[13]

10.25	Receivables Sale Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Dental Supply, Inc., and Webster Veterinary Supply, Inc.[14]

10.26	Contract Purchase Agreement dated April 27, 2007 among PDC Funding Company II, LLC, Patterson Companies, Inc., U.S. Bank National Association and The Northern Trust Company[14]

Exhibit

10.27	Amended and Restated Credit Agreement, dated as of November 28, 2007, among Patterson Companies, Inc., as Patterson, the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, the Northern Trust Company, and U.S. Bank National Association, as Documentation Agents.[15]

10.28	Note Purchase Agreement dated March 19, 2008 among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP16

10.29	Term Loan Credit Agreement dated March 20, 2008 among Patterson Companies, Inc., as the Borrower, the Lenders from time to time parties hereto and JPMorgan Chase Bank, National Association (Successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent[16]

10.30	Accelerated Share Repurchase Agreement, dated March 19, 2008, by and between Patterson Companies, Inc. and JPMorgan Chase Bank, National Association[16]

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2014, filed with the SEC on June 25, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 26, 2014 and April 27, 2013, (ii) the consolidated statements of income for the years ended April 26, 2014, April 27, 2013 and April 28, 2012, (iii) the consolidated statements of cash flows for the years ended April 26, 2014, April 27, 2013 and April 28, 2012, (iv) the consolidated statements of changes in stockholders’ equity for the years ended April 26, 2014, April 27, 2013 and April 28, 2012 and (v) the notes to the consolidated financial statements.(a)

(a)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
1	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission August 26, 1992.
2	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 1996.
3	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 29, 2000.
4	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 28, 2001.
5	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 27, 2002.

6	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 25, 2003.
7	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2003.
8	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended October 25, 2003.
9	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended January 24, 2004.
10	Incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended July 31, 2004.
11	Incorporated by reference to the Registrant’s Form 8-K/A dated September 14, 2004, filed on September 29, 2004.
12	Incorporated by reference to the Registrant’s Form 8-K dated December 3, 2011, filed on December 8, 2011.
13	Incorporated by reference to the Registrant’s Form 8-K dated September 11, 2006, filed on September 12, 2006.
14	Incorporated by reference to the Registrant’s Form 8-K dated April 27, 2007, filed on May 3, 2007.
15	Incorporated by reference to the Registrant’s Form 8-K dated November 28, 2007, filed on December 3, 2007.
16	Incorporated by reference to the Registrant’s Form 8-K dated March 19, 2008, filed on March 24, 2008.
17	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-51304) filed with the Securities and Exchange Commission September 14, 2012.
18	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 26, 2014.

(b) See Schedule II.

(c) See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: June 25, 2014	By	/s/ Scott P. Anderson
Scott P. Anderson,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Scott P. Anderson Scott P. Anderson	President and Chief Executive Officer (Principal Executive Officer & Chairman of the Board of Directors)	June 25, 2014

/s/ R. Stephen Armstrong R. Stephen Armstrong	Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2014

/s/ John D. Buck John D. Buck	Director	June 25, 2014

/s/ Jody H. Feragen Jody H. Feragen	Director	June 25, 2014

/s/ Andre B. Lacy Andre B. Lacy	Director	June 25, 2014

/s/ Sarena S. Lin Sarena S. Lin	Director	June 25, 2014

/s/ Ellen A. Rudnick Ellen A. Rudnick	Director	June 25, 2014

/s/ Neil A. Schrimsher Neil A. Schrimsher	Director	June 25, 2014

/s/ Harold C. Slavkin Harold C. Slavkin	Director	June 25, 2014

/s/ Les C. Vinney Les C. Vinney	Director	June 25, 2014

/s/ James W. Wiltz James W. Wiltz	Director	June 25, 2014

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended April 26, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,808	$3,220	$3,552	$2,707	$9,873

LIFO inventory adjustment	$70,415	$4,192	$—	$—	$74,607
Inventory obsolescence reserve	6,333	14,846	391	12,907	8,663

Total inventory reserve	$76,748	$19,038	$391	$12,907	$83,270

Year ended April 27, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$7,831	$1,119	$—	$3,142	$5,808

LIFO inventory adjustment	$66,808	$3,607	$—	$—	$70,415
Inventory obsolescence reserve	5,456	10,863	—	9,986	6,333

Total inventory reserve	$72,263	$14,471	$—	$9,986	$76,748

Year ended April 28, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$8,365	$2,445	$—	$2,979	$7,831

LIFO inventory adjustment	$61,385	$5,422	$—	$—	$66,807
Inventory obsolescence reserve	5,844	11,508	—	11,896	5,456

Total inventory reserve	$67,229	$16,930	$—	$11,896	$72,263

INDEX TO EXHIBITS

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2014, filed with the SEC on June 25, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 26, 2014 and April 27, 2013, (ii) the consolidated statements of income for the years ended April 26, 2014, April 27, 2013 and April 28, 2012, (iii) the consolidated statements of cash flows for the years ended April 26, 2014, April 27, 2013 and April 28, 2012, (iv) the consolidated statements of changes in stockholders’ equity for the years ended April 26, 2014, April 27, 2013 and April 28, 2012 and (v) the notes to the consolidated financial statements.(a)

(a)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.