Form 10-Q
period 2014-07-26
PATTERSON COMPANIES, INC.
filed 2014-09-04
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 26, 2014.

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

As of August 28, 2014, there were 104,259,810 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995:

This Form 10-Q for the period ended July 26, 2014, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in our 2014 Annual Report on Form 10-K filed June 25, 2014 and other documents previously filed with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 26,	April 26,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$260,740	$264,908
Short-term investments	41,607	40,775
Receivables, net	564,458	607,580
Inventory	518,857	436,463
Prepaid expenses and other current assets	59,524	65,991

Total current assets	1,445,186	1,415,717
Property and equipment, net	214,453	204,939
Long-term receivables, net	88,335	90,535
Goodwill	845,124	844,433
Identifiable intangibles, net	219,287	223,150
Other	86,787	85,903

Total assets	$2,899,172	$2,864,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388,171	$342,056
Accrued payroll expense	45,166	66,567
Other accrued expense	149,629	134,840

Total current liabilities	582,966	543,463
Long-term debt	725,000	725,000
Other	123,105	124,550

Total liabilities	1,431,071	1,393,013
Stockholders’ equity:
Common stock	1,029	1,040
Additional paid-in capital	—	—
Accumulated other comprehensive income	33,371	25,370
Retained earnings	1,519,645	1,531,198
Unearned ESOP shares	(85,944)	(85,944)

Total stockholders’ equity	1,468,101	1,471,664

Total liabilities and stockholders’ equity	$2,899,172	$2,864,677

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 26,	July 27,
	2014	2013
Net sales	$1,059,529	$880,125
Cost of sales	763,304	598,607

Gross profit	296,225	281,518
Operating expenses	211,471	200,237

Operating income	84,754	81,281
Other income and expense:
Other income, net	1,502	(557)
Interest expense	(8,768)	(8,567)

Income before taxes	77,488	72,157
Income taxes	27,199	26,265

Net income	$50,289	$45,892

Earnings per share:
Basic	$0.51	$0.45

Diluted	$0.50	$0.45

Weighted average common shares:
Basic	99,329	101,027

Diluted	100,182	101,919

Dividends declared per common share	$0.20	$0.16

Other Comprehensive Income
Net income	$50,289	$45,892
Foreign currency translation gain / (loss)	10,310	(8,306)
Cash flow hedge loss	(2,309)	(48)

Comprehensive Income	$58,290	$37,538

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 26,	July 27,
	2014	2013
Operating activities:
Net income	$50,289	$45,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,699	6,580
Amortization	4,792	4,396
Bad debt expense	478	244
Non-cash employee compensation	6,412	4,462
Excess tax benefits from stock-based compensation	(512)	(553)
Change in assets and liabilities, net of acquired	612	(39,896)

Net cash provided by operating activities	68,770	21,125
Investing activities:
Additions to property and equipment, net	(16,681)	(5,564)
Proceeds from sale of assets	5,594	—
Purchase of investments	(359)	—

Net cash used in investing activities	(11,446)	(5,564)
Financing activities:
Dividends paid	(20,062)	(29,773)
Repurchases of common stock	(42,877)	(22,199)
Payment on revolver	(130,000)	—
Draw on revolver	130,000	135,000
Other financing activities	(811)	1,732

Net cash provided by (used in) financing activities	(63,750)	84,760
Effect of exchange rate changes on cash	2,258	(2,180)

Net decrease in cash and cash equivalents	(4,168)	98,141
Cash and cash equivalents at beginning of period	264,908	505,228

Cash and cash equivalents at end of period	$260,740	$603,369

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

July 26, 2014

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of our Company as of July 26, 2014, and our results of operations and cash flows for the periods ended July 26, 2014 and July 27, 2013. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 26, 2014 and July 27, 2013, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2014 Annual Report on Form 10-K filed on June 25, 2014.

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

Fiscal Year End

The fiscal year end of our Company is the last Saturday in April. The first quarter of fiscal years 2015 and 2014 represents the 13 weeks ended July 26, 2014 and July 27, 2013, respectively. Fiscal years 2015 and 2014 each include 52 weeks of operations.

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

Earnings Per Share

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	July 26, 2014	July 27, 2013
Denominator:
Denominator for diluted earnings per share—weighted average shares	99,329	101,027
Effect of dilutive securities—stock options, restricted stock, ESOP and stock purchase plans	853	892

Denominator for diluted earnings per share—adjusted weighted average shares	100,182	101,919

Options to purchase 2,000 shares of common stock during the three months ended July 26, 2014, and 148,000 shares during the three months ended July 27, 2013, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock awards excluded from the calculation of diluted earnings per share during the three months ended July 26, 2014, or the three months ended July 27, 2013, respectively, because the effect would have been anti-dilutive.

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

Operating results for this acquisition have been included in our Condensed Consolidated Statements of Income and Other Comprehensive Income from the date of acquisition and are reflected in the Veterinary reporting segment. The acquisition contributed $173,576 of net sales to the segment for the first quarter. Pro forma results are not presented, as the acquisition is not considered material to our Company.

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 26, 2014 and July 26, 2014 are as follows:

		Acquisition	Translation
	Balance at	Activity &	And Other	Balance at
	April 26, 2014	Divestitures	Activity	July 26, 2014
Dental Supply	$137,463	$0	$242	$137,705
Rehabilitation Supply	545,007	0	187	545,194
Veterinary Supply	161,963	0	262	162,225

Total	$844,433	$0	$691	$845,124

Balances of other intangible assets excluding goodwill are as follows:

	July 26,	April 26,
	2014	2014
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464
Amortized:
Distribution agreement, customer lists and other	287,480	286,365
Less: Accumulated amortization	(144,657)	(139,679)

Net amortized other intangible assets	142,823	146,686

Total identifiable intangible assets, net	$219,287	$223,150

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 26, 2014, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of February 2022. Patterson Companies, Inc. sold an identical interest rate cap to the same bank.

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

In January 2014 we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for as cash flow hedge, to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015 with a long-term loan for $250,000 and a term of ten years.

The following presents the fair value of interest rate contracts included in the consolidated balance sheets:

		July 26,	April 26,	July 27,
Derivative type	Classification	2014	2014	2013
Assets:
Interest rate contracts	Other noncurrent assets	$1,222	$1,716	$1,153
Liabilities:
Interest rate contracts	Other noncurrent liabilities	$1,224	$1,720	$1,167
Interest rate swap	Other current liabilities	$12,734	$5,660	$—

The following table presents the effect of interest rate contracts on the consolidated statements of income and other comprehensive income (net of tax):

		Three Months Ended
		July 26, 2014	July 27, 2013
Interest rate contracts	Other income (expense), net	$0	$(4)
Interest rate swap	Other comprehensive Income	($2,309)	$(48)

NOTE 5 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of July 26, 2014 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$45,416	$45,416	$—	$—
Derivative instruments	1,222	—	1,222	—

Total assets	$46,638	$45,416	$1,222	$—

Liabilities:
Derivative instruments	$13,958	$—	$13,958	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 26, 2014 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents	$51,511	$51,511	$—	$—
Derivative instruments	1,716	—	1,716	—

Total assets	$53,227	$51,511	$1,716	$—

Liabilities:
Derivative instruments	$7,380	$—	$7,380	$—

Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.

Derivative instruments – Patterson’s derivative instruments consist of interest rate contracts. These instruments are valued using observable inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended July 26, 2014 or July 27, 2013.

Patterson’s debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of July 26, 2014 and April 26, 2014 was $744,644 and $742,619, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 26, 2014 and July 27, 2013.

NOTE 6 SECURITIES

On October 25th, 2013 we invested in three time deposits with total principal of $110,000 Canadian dollars. Our time deposit securities are classified as “held-to-maturity” securities as we have both the intent and ability to hold until maturity. They are carried at cost, adjusted for accrued interest and amortization. The current value is not materially different than fair value. The fair value was determined based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which include a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially lower fair value estimate. The interrelationship between these inputs is insignificant. The U.S. dollar equivalents at July 26, 2014, include $41,607, which is classified as a current asset and will mature within one year, and $60,099, which is classified as a noncurrent asset and will mature within two years.

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

Patterson operates under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. At least 9% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The amount held by the conduit can be greater than 9% and is based upon certain ratios defined in the agreement. The capacity under the agreement at July 26, 2014 was $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive the proceeds of the contracts upon sale. At least 10% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The amount held by the conduit can be greater than 10% and is based upon certain ratios defined in the agreement. The capacity under the agreement at July 26, 2014 was $100,000.

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

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During the three months ended July 26, 2014 and July 27, 2013, we sold approximately $85,100 and $69,500, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with the covenants at July 26, 2014.

Included in cash and cash equivalents in the consolidated balance sheets are approximately $30,177 and $28,152 as of July 26, 2014 and April 26, 2014, respectively, which represents cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. Included in current receivables in the consolidated balance sheets are approximately $30,420, net of unearned income of $1,464, and $63,236, net of unearned income of $5,894, as of July 26, 2014 and April 26, 2014, respectively, of finance contracts not yet sold by Patterson. A total of $514,310 of finance contracts receivable sold under the agreements was outstanding at July 26, 2014. The deferred purchase price under the arrangements was approximately $83,506 and $84,750 as of July 26, 2014 and April 26, 2014, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

NOTE 8 SEGMENT REPORTING

Patterson Companies, Inc. is comprised of three reportable segments: dental supply, veterinary supply, and rehabilitation supply. Our reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other dental healthcare providers throughout North America. The veterinary supply segment is a leading distributor of veterinary supplies, primarily to companion-pet (dogs, cats and other common household pets) and equine veterinary clinics. They also provide products and services used for the diagnosis, treatment and/or prevention of diseases in companion animals and equine throughout the United States and United Kingdom. The worldwide rehabilitation supply segment provides a comprehensive range of distributed and self-manufactured rehabilitation medical supplies and assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

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

The following table presents information about Patterson’s reportable segments:

	Three Months Ended
	July 26, 2014	July 27, 2013
Net sales
Dental supply	$552,654	$554,233
Veterinary supply	386,302	199,683
Rehabilitation supply	120,573	126,209

Consolidated net sales	$1,059,529	$880,125

Operating income
Dental supply	$53,213	$55,490
Veterinary supply	13,987	9,047
Rehabilitation supply	17,554	16,744

Consolidated operating income	$84,754	$81,281

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended
	July 26, 2014	July 27, 2013
Net sales
Consumable and printed products *	$796,777	$609,949
Equipment and software*	179,429	196,143
Other	83,323	74,033

Total	$1,059,529	$880,125

*	Certain products, primarily dental hand pieces, were reclassified from equipment to consumables, to be consistent with the industry, in current and prior periods.

NOTE 9 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, our Board of Directors adopted a leveraged ESOP. In fiscal 2002 and 2006, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $12,612 (the “2002 note”) and $105,000 (the “2006 note”), respectively. The contribution to the ESOP, and the resulting allocation to employees, is determined annually by the Board of Directors following the close of the fiscal year. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. These shares are accounted for under ASC 718-40, Share-based Payments – Employee Stock Ownership Plans, and are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. We recognize expense based on the current fair value of the shares released to participants. As of July 26, 2014, a total of 2,736,969 of unallocated shares were held by the ESOP. The estimated ESOP expense recognized during the three months ended July 26, 2014 was $3,000 and during the three months ended July 27, 2013 was $5,700, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our first quarter fiscal 2015 financial information is summarized in this Management’s Discussion and Analysis, and the Condensed Consolidated Financial Statements and related Notes. The following background is essential to fully understanding our Company’s financial information.

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

NVS Acquisition. On August 16, 2013 Patterson Companies, Inc. completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC (“NVS Acquisition”). NVS is the largest veterinary products distributor in the United Kingdom. Total cash consideration paid for NVS was £88.7 million (approximately $138.7 million). The acquisition is expected to be accretive to earnings by $0.02 to $0.03 per diluted share for the fiscal year ended April 25, 2015. The NVS business has lower gross margins and operating expenses than our historical businesses.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data.

	Three Months Ended
	July 26, 2014	July 27, 2013
Net sales	100.0%	100.0%
Cost of sales	72.0%	68.0%

Gross margin	28.0%	32.0%
Operating expenses	20.0%	22.8%

Operating income	8.0%	9.2%
Other expense, net	(0.7%)	(1.0%)

Income before taxes	7.3%	8.2%

Net income	4.7%	5.2%

QUARTER ENDED JULY 26, 2014 COMPARED TO QUARTER ENDED JULY 27, 2013.

Net Sales. Consolidated net sales for the three months ended July 26, 2014 (“Current Quarter”) were $1,059.6 million, a 20.4% increase from $880.1 million for the three months ended July 27, 2013 (“Prior Quarter”). Acquisitions contributed 19.8% to Current Quarter sales growth, and foreign exchange rate changes had an unfavorable impact to Current Quarter sales growth of 0.2%.

Sales of the Dental segment were $552.7 million, a 0.3% decrease from $554.2 million from the Prior Quarter. Current Period sales of consumables and printed office products increased 1.9%. Sales of dental equipment and software decreased 8.1% to $148.8 million due a strong comparable with prior year CEREC trade up programs. Sales of other services and products in the Dental segment increased 8.0% in the Current Quarter, from an increase in financing contracts and our Mercer acquisition in fiscal 2014.

Veterinary segment sales rose 93.5% to $386.3 million. Acquisitions contributed 86.9% to the current quarter sales growth. Excluding the NVS acquisition, consumables increased 7.1% due to new products in the parasiticide and heartworm categories as well as a shift in sales from our fourth quarter due to the late spring. Equipment and software sales decreased 8.5% as some projects were delayed into our second quarter. Sales of other services and products increased 11.9%.

Rehabilitation segment sales decreased 4.5% to $120.6 million, due to reduced sales from the non-core product lines that were divested in the second and fourth quarters of fiscal year 2014 which accounted for a decrease of 5.9%, offset by a favorable impact of 1.4% from changes in foreign exchange rates.

Gross Margins. Consolidated gross margin decreased 400 basis points from the Prior Quarter to 28.0%. The NVS Acquisition accounts for 430 basis points of the decrease, resulting in a comparable increase of 30 basis points from the Prior Quarter of 32.0%. The 30 basis point improvement is predominantly the result of the mix between product lines within the segments.

Operating Expenses. The consolidated operating expense ratio of 20.0% decreased 280 basis points from the Prior Quarter at 22.8%. The NVS Acquisition accounts for 320 basis points of the decrease. This results in a comparable operating expense rate of 23.2% versus 22.8% in the Prior Quarter. The deterioration in the operating expense rate resulted from the timing of the recognition of certain performance based compensation expense as well as the loss of leverage in the Dental segment due to the slight decline in total sales.

Operating Income. Current Quarter operating income was $84.8 million, or 8.0% of net sales. In the Prior Quarter, operating income was $81.3 million, or 9.2% of net sales. The decrease in the operating margin is due to the impacts from the NVS Acquisition which reduced operating margin by 110 basis points. The comparable operating margin rate is 9.1%.

Other (Expense) Income, Net. Net other expense was $7.3 million in the Current Quarter compared to $9.1 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income. Foreign currency losses had a negative impact of $0.1 million compared to a $1.7 million negative impact in the Prior Quarter. Interest income of $1.6 million was up from $1.2 million in the Prior Quarter.

Income Tax Expense. The effective income tax rate for the Current Quarter was 35.1% compared to 36.4% in the Prior Quarter. The decrease in the current year rate is due primarily to the geographical shift in profits between domestic and international for the year. For the fiscal year, the income tax rate is expected to be in a range from 34.5% to 35.0%.

Net Income and Earnings Per Share. Net income was $50.3 million, compared to $45.9 million in the Prior Quarter. Earnings per diluted share was $0.50 in the Current Quarter compared to $0.45 in the Prior Quarter. Diluted shares outstanding in the Current Quarter were 100,182,000 compared to 101,919,000 in the Prior Quarter. The decrease in the share count is due to share repurchase activity over the past year. The Current Quarter’s cash dividend was $0.20 per common share compared to $0.16 in the Prior Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations in the three-months ended July 26, 2014 were $68.8 million compared to $21.1 million in the Prior Period. The increase is primarily a result of timing and magnitude of income tax and accounts payable disbursements in the Prior Period that reduced cash flow from operations.

Net cash used in investing activities was $11.4 million in the Current Period compared to $5.6 million in the Prior Period primarily due to the investment in information systems. We expect to use a total of $45 million for capital expenditures in fiscal 2015, with our main investment is in information systems.

Cash used in financing activities during the Current Period was $63.8 million, including cash used for dividend payments of $20.1 million and common stock repurchases of $42.9 million. In the Prior Period, cash provided by financing activities was $84.8 million including a $135 million for a draw on our revolver for the purchase of NVS, offset by cash used for dividend payments of $29.8 million and stock repurchases of $22.2 million. The cash dividend outflow in the Prior Period included two quarterly dividend declarations due to the timing of the payment authorization for the previous fourth quarter dividend.

In fiscal 2014, we invested in three time deposits with total principal of $110,000 Canadian dollars. Our time deposit securities are classified as “held-to-maturity” securities and are carried at cost, adjusted for accrued interest and amortization. We have a $250 million note due in the fourth quarter of fiscal year 2015. We have both the intent and ability to refinance at that time, therefore we have classified this balance as long term debt on the balance sheet as of July 26, 2014 and April 26, 2014, respectively.

We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2015.

As of July 26, 2014, $300 million was available under our $300 million revolving credit facility. Our current credit agreement expires in fiscal 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In our Form 10-K for the year ended April 26, 2014, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since April 26, 2014 in our market risk. For further information on market risk, refer to Item 7A in our 2014 Annual Report on Form 10-K filed June 25, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 26, 2014. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 26, 2014.

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 26, 2014 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under the new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018. As of July 26, 2014, a total of 20,941,993 shares remain available under the current repurchase authorization.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2014 Annual Report on Form 10-K filed June 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 4, 2014

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