Form 10-Q
period 2014-10-25
PATTERSON COMPANIES, INC.
filed 2014-12-04
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 25, 2014.

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

As of November 26, 2014, there were 103,116,548 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995:

This Form 10-Q for the period ended October 25, 2014, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in our 2014 Annual Report on Form 10-K filed June 25, 2014 and other documents previously filed with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 25, 2014	April 26, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$284,872	$264,908
Short-term investments	57,850	40,775
Receivables, net	587,835	607,580
Inventory	499,893	436,463
Prepaid expenses and other current assets	59,276	65,991

Total current assets	1,489,726	1,415,717
Property and equipment, net	219,541	204,939
Long-term receivables, net	72,793	90,535
Goodwill	839,636	844,433
Identifiable intangibles, net	209,527	223,150
Other	26,226	85,903

Total assets	$2,857,449	$2,864,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$337,761	$342,056
Accrued payroll expense	61,748	66,567
Other accrued expense	147,577	134,840

Total current liabilities	547,086	543,463
Long-term debt	725,000	725,000
Other	121,662	124,550

Total liabilities	1,393,748	1,393,013
Stockholders’ equity:
Common stock	1,029	1,040
Additional paid-in capital	2,615	—
Accumulated other comprehensive income (loss)	(7,312)	25,370
Retained earnings	1,553,313	1,531,198
Unearned ESOP shares	(85,944)	(85,944)

Total stockholders’ equity	1,463,701	1,471,664

Total liabilities and stockholders’ equity	$2,857,449	$2,864,677

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2014	2013	2014	2013
Net sales	$1,103,325	$998,834	$2,162,854	$1,878,959
Cost of sales	797,503	709,403	1,560,807	1,308,010

Gross profit	305,822	289,431	602,047	570,949
Operating expenses	214,601	214,208	426,072	414,445

Operating income	91,221	75,223	175,975	156,504
Other income and expense:
Other income, net	760	1,245	2,262	688
Interest expense	(8,544)	(8,777)	(17,312)	(17,344)

Income before taxes	83,437	67,691	160,925	139,848
Income taxes	29,659	25,663	56,858	51,928

Net income	$53,778	$42,028	$104,067	$87,920

Earnings per share:
Basic	$0.54	$0.42	$1.05	$0.87

Diluted	$0.54	$0.41	$1.04	$0.86

Weighted average common shares:
Basic	98,802	101,069	99,066	101,048

Diluted	99,376	101,968	99,779	101,944

Dividends declared per common share	$0.20	$0.16	$0.40	$0.32

Comprehensive income
Net income	$53,778	$42,028	$104,067	$87,920
Foreign currency translation (loss) gain	(36,816)	14,699	(26,506)	6,394
Cash flow hedge loss	(3,867)	(48)	(6,176)	(97)

Comprehensive income	$13,095	$56,679	$71,385	$94,217

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 25,	October 26,
	2014	2013
Operating activities:
Net income	$104,067	$87,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,274	13,341
Amortization	11,410	9,700
Bad debt expense	1,153	1,362
Non-cash employee compensation	13,694	13,568
Excess tax benefits from stock-based compensation	(175)	(832)
Non-cash charges related to medical divestitures	—	5,114
Other changes from operating activities, net	(45,028)	(37,019)

Net cash provided by operating activities	98,395	93,154
Investing activities:
Additions to property and equipment, net of acquisitions	(30,186)	(17,444)
Acquisitions and equity investments, net of cash	—	(140,963)
Proceeds from sale of assets	46,369	6,546
Other investing activities	(543)	(4,436)

Net cash provided by (used in) investing activities	15,640	(156,297)
Financing activities:
Dividends paid	(40,174)	(48,388)
Repurchases of common stock	(47,539)	(22,199)
ESOP activity	(1,151)	(965)
Common stock issued, net	1,820	8,647
Payment on revolver	(130,000)	—
Draw on revolver	130,000	135,000
Excess tax benefits from stock-based compensation	175	832

Net cash (used in) provided by financing activities	(86,869)	72,927
Effect of exchange rate changes on cash	(7,202)	1,046

Net increase in cash and cash equivalents	19,964	10,830
Cash and cash equivalents at beginning of period	264,908	505,228

Cash and cash equivalents at end of period	$284,872	$516,058

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

October 25, 2014

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of our Company as of October 25, 2014, and our results of operations and cash flows for the periods ended October 25, 2014 and October 26, 2013. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 25, 2014 and October 26, 2013, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2014 Annual Report on Form 10-K filed on June 25, 2014.

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

Fiscal Year End

The fiscal year end of our Company is the last Saturday in April. The second quarter of fiscal years 2015 and 2014 represents the 13 weeks ended October 25, 2014 and October 26, 2013, respectively. Fiscal years 2015 and 2014 each include 52 weeks of operations.

Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax benefit related to cash flow hedge losses was $2,321 for the second quarter and $7,134 for the six months ended October 25, 2014.

Earnings Per Share

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	October 25, 2014	October 26, 2013	October 25, 2014	October 26, 2013
Denominator:
Denominator for basic earnings per share—weighted average shares	98,802	101,069	99,066	101,048
Effect of dilutive securities—stock options, restricted stock and stock purchase plans	574	899	713	896

Denominator for diluted earnings per share—adjusted weighted average shares	99,376	101,968	99,779	101,944

Options to purchase 124,000 shares of common stock during the three and six months ended October 25, 2014, and 75,000 shares during the three and six months ended October 26, 2013, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock awards excluded from the calculation of diluted earnings per share during the three and six months ended October 25, 2014, or the three and six months ended October 26, 2013, respectively, because the effect would have been anti-dilutive.

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

Operating results for this acquisition have been included in our Condensed Consolidated Statements of Income and Comprehensive Income from the date of acquisition and are reflected in the Veterinary reporting segment. The acquisition contributed $173,946 of net sales to the segment for the second quarter and $347,522 for the six months ended October 25, 2014. For the three and six months ended October 26, 2013, the acquisition contributed $117,748 of net sales. Pro forma results are not presented, as the acquisition is not considered material to our Company.

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 26, 2014 and October 25, 2014 are as follows:

	Balance at April 26, 2014	Acquisition Activity & Divestitures	Translation And Other Activity	Balance at October 25, 2014
Dental Supply	$137,463	$—	$(210)	$137,253
Rehabilitation Supply	545,007	—	(3,521)	541,486
Veterinary Supply	161,963	—	(1,066)	160,897

Total	$844,433	$—	$(4,797)	$839,636

Balances of other intangible assets excluding goodwill are as follows:

	October 25,	April 26,
	2014	2014
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464
Amortized:
Distribution agreement, customer lists and other	283,177	286,365
Less: Accumulated amortization	(150,114)	(139,679)

Net amortized other intangible assets	133,063	146,686

Total identifiable intangible assets, net	$209,527	$223,150

NOTE 4 DERIVATIVE FINANCIAL INSTRUMENTS

Patterson is a party to certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On November 25, 2014, this agreement was amended on terms consistent with the expiring agreement. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 25, 2014, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of February 2022. Patterson Companies, Inc. sold an identical interest rate cap to the same bank.

Similar to the above agreements, PDC Funding II, and Patterson Companies, Inc. entered into offsetting and identical interest rate cap agreements with a notional amount of $100,000 in fiscal 2014. In August 2014, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. The notional amount remained at $100,000 and the new maturity date is October 2022.

In addition to the purchased and sold identical interest rate cap agreements described above, in May 2012 we entered into an interest rate swap agreement with a bank to economically hedge the interest rate risk associated with a portion of the finance contracts we had sold through the special purpose entities.

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

The following presents the fair value of interest rate contracts included in the consolidated balance sheets:

		October 25,	April 26,	October 26,
Derivative type	Classification	2014	2014	2013
Assets:
Interest rate contracts	Other noncurrent assets	$963	$1,716	$810
Liabilities:
Interest rate contracts	Other noncurrent liabilities	$964	$1,720	$820
Interest rate swaps	Other current liabilities	$18,874	$5,660	$0

The following table presents the effect of interest rate contracts on the consolidated statements of income and comprehensive income (net of tax):

		Three Months Ended		Six Months Ended
	Location of gain (loss)	October 25,	October 26,	October 25,	October 26,
Derivative type	recognized on derivative	2014	2013	2014	2013
Interest rate contracts	Other income (expense), net	$0	$2	$0	$2
Interest rate swaps	Other comprehensive income	($3,867)	($48)	($6,176)	($97)

NOTE 5 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1	-	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2	-	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	-	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of October 25, 2014 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$44,648	$44,648	$—	$—
Derivative instruments	963	—	963	—

Total assets	$45,611	$44,648	$963	$—

Liabilities:
Derivative instruments	$19,838	$—	$19,838	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 26, 2014 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$51,511	$51,511	$—	$—
Derivative instruments	1,716	—	1,716	—

Total assets	$53,227	$51,511	$1,716	$—

Liabilities:
Derivative instruments	$7,380	$—	$7,380	$—

Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.

Derivative instruments – Patterson’s derivative instruments consist of interest rate contracts. These instruments are valued using observable inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended October 25, 2014 or October 26, 2013.

Patterson’s debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of October 25, 2014 and April 26, 2014 was $744,144 and $742,619, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 25, 2014 and April 26, 2014.

NOTE 6 SECURITIES

On October 25, 2013 we invested in three time deposits with total principal of $110,000 Canadian dollars. Our time deposit securities are classified as “held-to-maturity” securities as we have both the intent and ability to hold until maturity. They are carried at cost, adjusted for accrued interest and amortization. The current value is not materially different than fair value. The fair value was determined based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which include a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially lower fair value estimate. The interrelationship between these inputs is insignificant.

On October 24, 2014 time deposits with a principal value of $45,000 Canadian matured with a value of $45,436 Canadian. The proceeds were included in cash and cash equivalents at October 25, 2014. The remaining time deposits with a principal value of $65,000 Canadian were classified as current assets at October 25, 2014 with a U.S. dollar equivalent value of $57,850.

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

Patterson operates under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. At least 9% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The amount held by the conduit can be greater than 9% and is based upon certain ratios defined in the agreement. The capacity under the agreement at October 25, 2014 was $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive the proceeds of the contracts upon sale. At least 10% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The amount held by the conduit can be greater than 10% and is based upon certain ratios defined in the agreement. The capacity under the agreement at October 25, 2014 was $100,000.

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

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During the three and six months ended October 25, 2014, we sold $47,059 and $132,148, respectively, and during the three and six months ended October 26, 2013, we sold $46,058 and $115,554, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with those covenants at October 25, 2014.

Included in cash and cash equivalents in the consolidated balance sheets are $27,860 and $28,152 as of October 25, 2014 and April 26, 2014, respectively, which represents cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. Included in current receivables in the consolidated balance sheets are $62,676, net of unearned income of $1,730, and $63,236, net of unearned income of $5,894, as of October 25, 2014 and April 26, 2014, respectively, of finance contracts not yet sold by Patterson. A total of $492,740 of finance contracts receivable sold under the agreements was outstanding at October 25, 2014. The deferred purchase price under the arrangements was $68,113 and $84,750 as of October 25, 2014 and April 26, 2014, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

The following table presents information about Patterson’s reportable segments:

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2014	2013	2014	2013
Net sales
Dental supply	$601,748	$563,052	$1,154,402	$1,117,285
Veterinary supply	376,472	308,120	762,774	507,803
Rehabilitation supply	125,105	127,662	245,678	253,871

Consolidated net sales	$1,103,325	$998,834	$2,162,854	$1,878,959

Operating income
Dental supply	$59,008	$53,174	$112,221	$108,664
Veterinary supply	14,336	12,151	28,323	21,198
Rehabilitation supply	17,877	9,898	35,431	26,642

Consolidated operating income	$91,221	$75,223	$175,975	$156,504

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2014	2013	2014	2013
Consolidated
Consumable and printed products *	$790,840	$714,643	$1,587,617	$1,324,592
Equipment and software *	228,572	205,569	408,001	401,712
Other	83,913	78,622	167,236	152,655

Total	$1,103,325	$998,834	$2,162,854	$1,878,959

*	Certain products were reclassified from equipment to consumables, to be consistent with the industry, in current and prior periods.

NOTE 9 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, our Board of Directors adopted a leveraged ESOP. In fiscal 2002 and 2006, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $12,612 (the “2002 note”) and $105,000 (the “2006 note”), respectively. The contribution to the ESOP, and the resulting allocation to employees, is determined annually by the Board of Directors following the close of the fiscal year. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. These shares are accounted for under ASC 718-40, Share-based Payments – Employee Stock Ownership Plans, and are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. We recognize expense based on the current fair value of the shares released to participants. As of October 25, 2014, a total of 2,736,969 of unallocated shares were held by the ESOP. The estimated ESOP expense recognized during the three months ended October 25, 2014 was $3,000 and during the three months ended October 26, 2013 was $5,700, respectively. The estimated ESOP expense recognized during the six months ended October 25, 2014 was $6,000 and during the six months ended October 26, 2013 was $11,400, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our second quarter, fiscal 2015 financial information is summarized in this Management’s Discussion and Analysis, and the Condensed Consolidated Financial Statements and related Notes. The following background is essential to fully understanding our Company’s financial information.

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

Medical Restructuring. On August 22, 2013 Patterson Companies, Inc. announced a plan to divest certain non-core product lines in its medical segment (“Medical Restructuring”). As a result of the plan to dispose of these product lines, the Company incurred a pre-tax restructuring charge of $15 million or approximately $0.13 per diluted share in fiscal year 2014. Approximately $14 million of the restructuring charge related to non-cash losses on disposal of assets. The results for the second quarter of fiscal 2014 include charges of $7 million, including non-cash losses on the sale of assets of $5 million.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.3%	71.0%	72.2%	69.6%

Gross margin	27.7%	29.0%	27.8%	30.4%
Operating expenses	19.5%	21.4%	19.7%	22.1%

Operating income	8.3%	7.6%	8.1%	8.3%
Other expense, net	(0.7%)	(0.8%)	(0.7%)	(0.9%)

Income before taxes	7.6%	6.8%	7.4%	7.4%

Net income	4.9%	4.2%	4.8%	4.7%

QUARTER ENDED OCTOBER 25, 2014 COMPARED TO QUARTER ENDED OCTOBER 26, 2013.

Net Sales. Consolidated net sales for the three months ended October 25, 2014 (“Current Quarter”) were $1,103.3 million, a 10.5% increase from $998.8 million for the three months ended October 26, 2013 (“Prior Quarter”). Acquisitions contributed 3.6% to Current Quarter sales growth, and foreign exchange rate changes had a favorable impact to Current Quarter sales growth of 0.2%.

Sales of the Dental segment were $601.7 million, a 6.9% increase from $563.0 million from the Prior Quarter. Current Quarter sales of consumables and printed office products increased 2.5%. Sales of dental equipment and software increased 15.6% to $195.9 million, mainly due to increased sales from both basic equipment and technology products, led by new users of CEREC CAD/CAM systems. Sales of other services and products increased 6.9% in the Current Quarter.

Veterinary segment sales rose 22.2% to $376.5 million. Acquisitions contributed 11.7% and foreign exchange rate changes contributed 1.5% to the current quarter sales growth. Excluding the NVS acquisition, consumables increased 7.4% due to the sales of new products, equipment and software sales were $8.2 million, a decrease of 12.7%, and other services and products increased 4.3%.

Rehabilitation segment sales decreased 2.0% to $125.1 million, due to reduced sales from the non-core product lines that were divested in the second and fourth quarters of fiscal year 2014 which accounted for a decrease of 4.2%, offset by a favorable impact of 0.4% from changes in foreign exchange rates.

Gross Margins. Consolidated gross margin decreased 130 basis points from the Prior Quarter to 27.7%. The NVS Acquisition accounts for 100 basis points of the decrease and the Medical Restructuring accounts for a 10 basis points increase, resulting in a comparable decrease of 40 basis points from Prior Quarter. The 40 basis point decrease is predominantly the result of the mix between product lines.

Operating Expenses. The consolidated operating expense ratio of 19.5% decreased 190 basis points from Prior Quarter at 21.4%. The NVS Acquisition accounts for 60 basis points of the decrease and the Medical Restructuring also accounts for 60 basis points of the decrease. This results in a comparable operating expense ratio of 22.5% versus 23.2% in the Prior Quarter, a decrease of 70 basis points.

Operating Income. Current Quarter operating income was $91.2 million, or 8.3% of net sales. In the Prior Quarter, operating income was $75.2 million, or 7.6% of net sales. The Medical Restructuring and the NVS Acquisition affected operating margins in both quarters. The comparable operating margin rate is 9.3% in the Current Quarter and 9.0% in the Prior Quarter.

Other (Expense) Income, Net. Net other expense was $7.8 million in the Current Quarter compared to $7.5 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income.

Income Tax Expense. The effective income tax rate for the Current Quarter was 35.5% compared to 37.9% in the Prior Quarter. The decrease in the Current Quarter rate is due primarily to the Prior Quarter Medical Restructuring and the geographical shift in profits between domestic and international for the Current Quarter. For the fiscal year, the income tax rate from recurring operations is expected to be in a range from 34.7% to 35.2%.

Net Income and Earnings Per Share. Net income was $53.8 million, compared to $42.0 million in the Prior Quarter. Earnings per diluted share was $0.54 in the Current Quarter compared to $0.41 in the Prior Quarter. The Prior Quarter earnings per share after adding back the $0.07 per share impact from the Medical Restructuring was $0.48. Diluted shares outstanding in the Current Quarter were 99,376,000 compared to 101,968,000 in the Prior Quarter. The decrease in the share count is due to share repurchase activity over the past year. The Current Quarter’s cash dividend was $0.20 per common share compared to $0.16 in the Prior Quarter.

SIX MONTHS ENDED OCTOBER 25, 2014 COMPARED TO SIX MONTHS ENDED OCTOBER 26, 2013.

Net Sales. Consolidated net sales increased 15.1% for the six months ended October 25, 2014 (“Current Period”) and totaled $2,162.9 million compared to $1,879.0 million for the six months ended October 26, 2013 (“Prior Period”). Sales included a contribution from acquisitions of 11.2% and a positive impact from foreign currency translation rates of 0.2%.

Dental segment sales of $1,154.4 million were 3.3% higher than the $1,117.3 million in the Prior Period. Consumable sales increased 2.2% from the Prior Period. Equipment and software sales increased 4.0%. Sales of other services and products increased 7.1% in the Current Period.

Sales of the Veterinary segment rose 50.2% to $762.8 million in the Current Period, mainly due to a 41.3% growth from acquisitions. Excluding the NVS acquisitions, consumables increased 7.3%, equipment and software sales decreased 10.8% and other increased 8.1%.

Rehabilitation segment sales decreased 3.2% to $245.7 million, due to reduced sales from the non-core product lines that were divested in the second and fourth quarters of fiscal 2014 which accounted for a decrease of 5.0%, offset by a favorable impact of 0.9% from changes in foreign exchange rates.

Gross Margins. Consolidated gross margin decreased 260 basis points from the Prior Period to 27.8%. The NVS Acquisition accounts for 260 basis points of the decrease and the Medical Restructuring accounts for a 10 basis points increase, resulting in a comparable decrease of 10 basis points from the Prior Period.

Operating Expenses. The consolidated operating expense ratio decreased 240 basis points from the Prior Period to 19.7%. The NVS Acquisition accounts for 190 basis points of the decrease and the Medical Restructuring accounts for 30 basis points of the decrease. This brings our adjusted operating expense ratio to 22.8% for the Current Period versus 23.0% in the Prior Period.

Operating Income. Current Period operating income was $176.0 million, or 8.1% of net sales. In the Prior Period, operating income was $156.5 million, or 8.3% of net sales. The decrease in the operating margin is due to the impacts from the NVS Acquisition and the Medical Restructuring. The comparable operating margin ratio for the Current Period is 9.2% versus 9.1% in the Prior Period.

Other (Expense) Income, Net. Net other expense was $15.0 million in the Current Period compared to $16.7 million in the Prior Period. Net other expense is comprised primarily of interest expense, partly offset by interest income. Interest income of $2.6 million was up from $2.3 million in the Prior Period.

Income Tax Expense. The effective income tax rate for the Current Period was 35.3% compared to 37.1% in the Prior Period. The decrease in the current year rate is due primarily to the Medical Restructuring and the geographical shift in profits between domestic and international for the period.

Net Income and Earnings Per Share. Net income was $104.1 million, compared to $87.9 million in the Prior Period. Earnings per diluted share was $1.04 in the Current Period compared to $0.86 in the Prior Period. The Prior Period earnings per share after adding back the $0.07 per share impact from the Medical Restructuring was $0.93. Diluted shares outstanding in the Current Period were 99,779,000 compared to 101,944,000 in the Prior Period. The decrease in the share count is due to share repurchase activity over the past year. The Current Period’s cash dividend was $0.40 per common share compared to $0.32 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations in the six-months ended October 25, 2014 were $98.4 million compared to $93.2 million in the Prior Period. The increase is primarily a result of increased net income, partially offset by the timing and magnitude of income tax and accounts payables disbursements.

Net cash provided by investing activities was $15.6 million in the Current Period compared to a use of $156.3 million in the Prior Period. The Current Period included the maturing of a time deposit investment with a value of approximately $40.4 million. The Prior Period included the acquisition of NVS for approximately $138.7 million. We expect to use a total of approximately $50 million for capital expenditures in fiscal 2015, with our main investment in information systems.

Cash used in financing activities during the Current Period was $86.9 million, which included $40.2 million for dividend payments and $47.5 million for stock repurchases. In the Prior Period, cash provided by financing activities was $72.9 million including $135 million for a draw on our revolver for the purchase of NVS, offset by dividend payments of $48.4 million and stock repurchases of $22.2 million.

In fiscal 2014, we invested in three time deposits with total principal of $110 million Canadian dollars. On October 24, 2014, time deposits with a principal value of $45 million Canadian matured with a value of $45.4 million Canadian (U.S. equivalent value of $40.4 million). The proceeds were included in cash and cash equivalents at October 25, 2014. The remaining time deposits with a principal value of $65 million Canadian were classified as current assets at October 25, 2014 with a U.S. dollar equivalent value of $57.9 million.

We have a $250 million note due in the fourth quarter of fiscal year 2015. We have both the intent and ability to refinance at that time; therefore we have classified this balance as long term debt on the balance sheet as of October 25, 2014.

We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2015.

As of October 25, 2014, $300 million was available under our $300 million revolving credit facility. Our current credit agreement expires in fiscal 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 25, 2014. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 25, 2014.

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 25, 2014 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under the new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018. As of October 25, 2014, a total of 20,851,993 shares remain available under the current repurchase authorization.

The following table presents activity under the stock repurchase program during the second quarter of fiscal 2015 ended October 25, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
July 27, 2014 to August 23, 2014	65,000	$40.56	65,000	20,876,993
August 24, 2014 to September 20, 2014	25,000	$40.88	25,000	20,851,993
September 21, 2014 to October 25, 2014	—	—	—	20,851,993

	90,000	$40.65	90,000

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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: December 4, 2014

	By:	/s/ Ann B. Gugino
Ann B. Gugino
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