Form 10-Q
period 2015-01-24
PATTERSON COMPANIES, INC.
filed 2015-03-05
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 24, 2015.

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

As of February 26, 2014, there were 103,232,450 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995:

This Form 10-Q for the period ended January 24,2015, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in our 2014 Annual Report on Form 10-K filed June 25, 2014 and other documents previously filed with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 24, 2015	April 26, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$289,722	$264,908
Short-term investments	52,325	40,775
Receivables, net	590,260	607,580
Inventory	514,619	436,463
Prepaid expenses and other current assets	54,340	65,991

Total current assets	1,501,266	1,415,717

Property and equipment, net	225,418	204,939
Long-term receivables, net	67,209	90,535
Goodwill	835,097	844,433
Identifiable intangibles, net	205,420	223,150
Other	37,122	85,903

Total assets	$2,871,532	$2,864,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$341,425	$342,056
Accrued payroll expense	69,470	66,567
Other accrued expense	158,167	134,840

Total current liabilities	569,062	543,463

Long-term debt	725,000	725,000
Other	122,782	124,550

Total liabilities	1,416,844	1,393,013
Stockholders’ equity:
Common stock	1,031	1,040
Additional paid-in capital	12,015	—
Accumulated other comprehensive income (loss)	(60,236)	25,370
Retained earnings	1,587,822	1,531,198
Unearned ESOP shares	(85,944)	(85,944)

Total stockholders’ equity	1,454,688	1,471,664

Total liabilities and stockholders’ equity	$2,871,532	$2,864,677

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014

Net sales	$1,063,312	$1,082,679	$3,226,166	$2,961,638

Cost of sales	760,753	771,218	2,321,560	2,079,228

Gross profit	302,559	311,461	904,606	882,410

Operating expenses	211,803	214,810	637,875	629,255

Operating income	90,756	96,651	266,731	253,155

Other income and expense:
Other income, net	318	527	2,580	1,215
Interest expense	(8,513)	(9,237)	(25,825)	(26,581)

Income before taxes	82,561	87,941	243,486	227,789

Income taxes	27,885	30,920	84,743	82,848

Net income	$54,676	$57,021	$158,743	$144,941

Earnings per share:

Basic	$0.55	$0.56	$1.60	$1.43

Diluted	$0.55	$0.56	$1.59	$1.42

Weighted average common shares:

Basic	98,842	101,105	98,991	101,067

Diluted	99,540	101,999	99,699	101,962

Dividends declared per common share	$0.20	$0.16	$0.60	$0.48

Comprehensive income
Net income	$54,676	$57,021	$158,743	$144,941
Foreign currency translation (loss) gain	(44,781)	6,606	(71,287)	13,000
Cash flow hedge loss	(8,143)	(48)	(14,319)	(145)

Comprehensive income	$1,752	$63,579	$73,137	$157,796

See accompanying notes.

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 24, 2015	January 25, 2014
Operating activities:
Net income	$158,743	$144,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,666	20,320
Amortization	17,231	16,363
Bad debt expense	2,399	2,202
Non-cash employee compensation	20,570	14,840
Excess tax benefits from stock-based compensation	(289)	(1,096)
Loss on sale of assets	—	5,126
Other changes from operating activities, net	(60,235)	(52,946)

Net cash provided by operating activities	158,085	149,750

Investing activities:
Additions to property and equipment, net of acquisitions	(44,520)	(30,263)
Acquisitions and equity investments, net of cash	(8,730)	(140,774)
Purchase of investments	—	(99,232)
Proceeds from sales	46,369	6,546
Other investing activities	(543)	(4,436)

Net cash provided by (used in) investing activities	(7,424)	(268,159)

Financing activities:
Dividends paid	(60,340)	(65,333)
Repurchases of common stock	(47,539)	(42,734)
ESOP activity	(1,698)	(1,448)
Common stock issued, net	7,893	14,108
Payment on revolver	(130,000)	—
Draw on revolver	130,000	135,000
Excess tax benefits from stock-based compensation	289	1,096

Net cash (used in) provided by financing activities	(101,395)	40,689

Effect of exchange rate changes on cash	(24,452)	(3,533)

Net increase (decrease) in cash and cash equivalents	24,814	(81,253)
Cash and cash equivalents at beginning of period	264,908	505,228

Cash and cash equivalents at end of period	$289,722	$423,975

See accompanying notes.

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

January 24, 2015

NOTE 1 GENERAL

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of our Company as of January 24, 2015, and our results of operations and cash flows for the periods ended January 24, 2015 and January 25, 2014. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 24, 2015 and January 25, 2014, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in the 2014 Annual Report on Form 10-K filed on June 25, 2014.

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

Fiscal Year End

The fiscal year end of our Company is the last Saturday in April. The third quarter of fiscal years 2015 and 2014 represents the 13 weeks ended January 24, 2015 and January 25, 2014, respectively. Fiscal years 2015 and 2014 each include 52 weeks of operations.

Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax benefit related to cash flow hedge losses was $4,867 for the third quarter and $12,001 for the nine months ended January 24, 2015.

Earnings Per Share

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Denominator:

Denominator for basic earnings per share—weighted average shares	98,842	101,105	98,991	101,067

Effect of dilutive securities—stock options, restricted stock and stock purchase plans	698	894	708	895

Denominator for diluted earnings per share—adjusted weighted average shares	99,540	101,999	99,699	101,962

Options to purchase 102,000 shares of common stock during the three and nine months ended January 24, 2015, and 2,000 and 51,000 shares during the three and nine months ended January 25, 2014, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. There were no unvested restricted stock awards excluded from the calculation of diluted earnings per share during the three and nine months ended January 24, 2015, or the three and nine months ended January 25, 2014, respectively.

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

Operating results for this acquisition have been included in our Condensed Consolidated Statements of Income and Comprehensive Income from the date of acquisition and are reflected in the Veterinary reporting segment. The acquisition contributed net sales of $501,095 and $263,292 for the nine months ended January 24, 2015 and January 25, 2014. Pro forma results are not presented, as the acquisition is not considered material to our Company.

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances and related activity by business segment as of April 26, 2014 and January 24, 2015 are as follows:

	Balance at April 26, 2014	Acquisition Activity & Divestitures	Translation And Other Activity	Balance at January 24, 2015
Dental Supply	$137,463	$3,018	$(1,321)	$139,160
Rehabilitation Supply	545,007	—	(8,328)	536,679
Veterinary Supply	161,963	—	(2,705)	159,258

Total	$844,433	$3,018	$(12,354)	$835,097

Balances of other intangible assets excluding goodwill are as follows:

	January 24, 2015	April 26, 2014
Unamortized—indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464
Amortized:
Distribution agreement, customer lists and other	282,511	286,365
Less: Accumulated amortization	(153,555)	(139,679)

Net amortized other intangible assets	128,956	146,686

Total identifiable intangible assets, net	$205,420	$223,150

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 24, 2015, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of February 2022. Patterson Companies, Inc. sold an identical interest rate cap to the same bank.

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

The following presents the fair value of interest rate contracts included in the consolidated balance sheets:

Derivative type	Classification	January 24, 2015	April 26, 2014	January 25, 2014
Assets:
Interest rate contracts	Other noncurrent assets	$1,638	$1,716	$2,165
Liabilities:
Interest rate contracts	Other noncurrent liabilities	$1,638	$1,720	$2,172
Interest rate swaps	Other current liabilities	$31,834	$5,660	$0

The following table presents the effect of interest rate contracts on the consolidated statements of income and comprehensive income (net of tax):

		Three Months Ended		Nine Months Ended
Derivative type	Location of gain (loss) recognized on derivative	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014

Interest rate contracts	Other income (expense), net	$0	$1	$0	$3

Interest rate swaps	Other comprehensive income	($8,143)	($48)	($14,319)	($145)

NOTE 5 FAIR VALUE MEASUREMENTS

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of January 24, 2015 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$71,324	$71,324	$—	$—
Derivative instruments	1,638	—	1,638	—

Total assets	$72,962	$71,324	$1,638	$—

Liabilities:
Derivative instruments	$33,472	$—	$33,472	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 26, 2014 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$51,511	$51,511	$—	$—
Derivative instruments	1,716	—	1,716	—

Total assets	$53,227	$51,511	$1,716	$—

Liabilities:
Derivative instruments	$7,380	$—	$7,380	$—

Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.

Derivative instruments – Patterson’s derivative instruments consist of interest rate contracts. These instruments are valued using observable inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended January 24, 2015 or January 25, 2014.

Patterson’s debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of January 24, 2015 and April 26, 2014 was $741,660 and $742,619, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 24, 2015 and April 26, 2014.

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

On October 24, 2014 time deposits with a principal value of $45,000 Canadian matured with a value of $45,436 Canadian. The proceeds were included in cash and cash equivalents at January 24, 2015. The remaining time deposits with a principal value of $65,000 Canadian were classified as current assets at January 24, 2015 with a U.S. dollar equivalent value of $52,325.

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

Patterson operates under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. At least 9% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The amount held by the conduit can be greater than 9% and is based upon certain ratios defined in the agreement. The capacity under the agreement at January 24, 2015 was $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another SPE, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive the proceeds of the contracts upon sale. At least 10% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The amount held by the conduit can be greater than 10% and is based upon certain ratios defined in the agreement. The capacity under the agreement at January 24, 2015 was $100,000.

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

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During the three and nine months ended January 24, 2015, we sold $82,977 and $215,125, respectively, and during the three and nine months ended January 25, 2014, we sold $92,022 and $207,576, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with those covenants at January 24, 2015.

Included in cash and cash equivalents in the consolidated balance sheets are $26,148 and $28,152 as of January 24, 2015 and April 26, 2014, respectively, which represents cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. Included in current receivables in the consolidated balance sheets are $85,183, net of unearned income of $4,667, and $63,236, net of unearned income of $5,894, as of January 24, 2015 and April 26, 2014, respectively, of finance contracts not yet sold by Patterson. A total of $508,819 of finance contracts receivable sold under the agreements was outstanding at January 24, 2015. The deferred purchase price under the arrangements was $63,303 and $84,750 as of January 24, 2015 and April 26, 2014, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

The following table presents information about Patterson’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Net sales
Dental supply	$620,813	$641,965	$1,775,215	$1,759,248
Veterinary supply	337,815	333,402	1,100,589	841,206
Rehabilitation supply	104,684	107,312	350,362	361,184

Consolidated net sales	$1,063,312	$1,082,679	$3,226,166	$2,961,638

Operating income
Dental supply	$66,717	$73,513	$178,938	$181,846
Veterinary supply	11,864	12,003	40,187	33,175
Rehabilitation supply	12,175	11,135	47,606	38,134

Consolidated operating income	$90,756	$96,651	$266,731	$253,155

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Consolidated
Consumable and printed products *	$725,215	$711,613	$2,312,831	$2,036,205
Equipment and software *	257,651	294,009	665,653	695,721
Other	80,446	77,057	247,682	229,712

Total	$1,063,312	$1,082,679	$3,226,166	$2,961,638

*	Certain products were reclassified from equipment to consumables, to be consistent with the industry, in current and prior periods.

NOTE 9 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 1990, our Board of Directors adopted a leveraged ESOP. In fiscal 2002 and 2006, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $12,612 (the “2002 note”) and $105,000 (the “2006 note”), respectively. The contribution to the ESOP, and the resulting allocation to employees, is determined annually by the Board of Directors following the close of the fiscal year. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. These shares are accounted for under ASC 718-40, Share-based Payments – Employee Stock Ownership Plans, and are not considered outstanding for computation of earnings per share until the shares are committed for release to the participants. We recognize expense based on the current fair value of the shares released to participants. As of January 24, 2015, a total of 2,736,969 of unallocated shares were held by the ESOP. The estimated ESOP expense recognized during the nine months ended January 24, 2015 was $9,000 and during the nine months ended January 25, 2014 was $9,100, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our third quarter, fiscal 2015 financial information is summarized in this Management’s Discussion and Analysis, and the Condensed Consolidated Financial Statements and related Notes. The following background is essential to fully understanding our Company’s financial information.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data

	Three Months Ended		Nine Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5%	71.2%	72.0%	70.2%

Gross margin	28.5%	28.8%	28.0%	29.8%
Operating expenses	19.9%	19.8%	19.7%	21.2%

Operating income	8.5%	8.9%	8.3%	8.6%
Other expense, net	(0.8%)	(0.8%)	(0.7%)	(0.9%)

Income before taxes	7.8%	8.1%	7.5%	7.7%

Net income	5.1%	5.3%	4.9%	4.9%

QUARTER ENDED JANUARY 24, 2015 COMPARED TO QUARTER ENDED JANUARY 25, 2014.

Net Sales. Consolidated net sales for the three months ended January 24, 2015 (“Current Quarter”) were $1,063.3 million, a 1.8% decrease from $1,082.7 million for the three months ended January 25, 2014 (“Prior Quarter”). Foreign exchange rate changes had an unfavorable impact to Current Quarter sales growth of 1.2%. Acquisitions contributed 0.2% to Current Quarter sales growth.

Sales of the Dental segment were $620.8 million, a 3.3% decrease from $642.0 million from the Prior Quarter. Current Quarter sales of consumables and printed office products increased 3.2%. Sales of dental equipment and software decreased 13.8% to $220.7 million. Equipment sales were adversely affected by the late reinstatement of tax incentives for U.S. customers. Sales of other services and products increased 5.7% in the Current Quarter.

Veterinary segment sales increased 1.3% to $337.8 million. Foreign exchange rate changes had an unfavorable impact of 2.2% to the current quarter sales growth. Consumables increased 1.2% (3.5% excluding the effect of changes in currency), equipment and software sales were $15.1 million, an increase of 3.4%, and other services and products increased 0.4% (3.0% excluding the effect of changes in currency).

Rehabilitation segment sales decreased 2.4% to $104.7 million, due to reduced sales from the non-core product lines that were divested in the second and fourth quarters of fiscal year 2014 which accounted for a decrease of 3.5%. In addition, foreign exchange rates had an unfavorable impact of 1.6%.

Gross Margins. Consolidated gross margin decreased 30 basis points from the Prior Quarter to 28.5%. The decrease is predominantly the result of the mix between product lines.

Operating Expenses. Consolidated operating expenses were $211.8 million a $3.0 million decrease from the Prior Quarter of $214.8. Expenses in the Prior Quarter benefited from an adjustment to non-cash, stock based compensation of 8.0 million. The consolidated operating expense ratio of 19.9% increased 10 basis points from Prior Quarter at 19.8%.

Operating Income. Current Quarter operating income was $90.8 million, or 8.5% of net sales. In the Prior Quarter, operating income was $96.7 million, or 8.9% of net sales. The decrease in dental equipment sales was the main reason for the decrease in operating income as a percent of sales.

Other (Expense) Income, Net. Net other expense was $8.2 million in the Current Quarter compared to $8.7 million in the Prior Quarter. Net other expense is comprised primarily of interest expense, partly offset by interest income.

Income Tax Expense. The effective income tax rate for the Current Quarter was 33.8% compared to 35.2% in the Prior Quarter. The decrease in the current year rate is due to the prior year unfavorable impact of the Medical Restructuring and an overall current year geographical shift in profits due to the NVS acquisition. For the fiscal year, the income tax rate from recurring operations is expected to be in a range from 34.8% to 35.3%

Net Income and Earnings Per Share. Net income was $54.7 million, compared to $57.0 million in the Prior Quarter. Earnings per diluted share were $0.55 in the Current Quarter compared to $0.56 in the Prior Quarter. Diluted shares outstanding in the Current Quarter were 99,540,000 compared to 101,999,000 in the Prior Quarter. The decrease in the share count is due to share repurchase activity over the past year. The Current Quarter’s cash dividend was $0.20 per common share compared to $0.16 in the Prior Quarter.

NINE MONTHS ENDED JANUARY 24, 2015 COMPARED TO SIX MONTHS ENDED JANUARY 25, 2014.

Net Sales. Consolidated net sales increased 8.9% for the nine months ended January 24, 2015 (“Current Period”) and totaled $3,226.2 million compared to $2,961.6 million for the nine months ended January 25, 2014 (“Prior Period”). Sales included a contribution from acquisitions of 7.3% and a negative impact from foreign currency translation rates of 0.4%.

Dental segment sales of $1,775.2 million were 0.9% higher than the $1,759.2 million in the Prior Period. Foreign exchange rate changes had an unfavorable impact of 0.6% to the Current Periods sales growth. Consumable sales increased 2.6% from the Prior Period. Equipment and software sales decreased 3.7%. Equipment sales were adversely affected by the late reinstatement of tax incentives for U.S. customers. Sales of other services and products increased 6.6% in the Current Period.

Sales of the Veterinary segment rose 30.8% to $1,100.6 million in the Current Period, mainly due to a 25.4% growth from acquisitions. Excluding the NVS acquisitions, consumables increased 4.2%, equipment and software sales decreased 4.3% and other increased 7.3%.

Rehabilitation segment sales decreased 3.0% to $350.4 million, due to reduced sales from the non-core product lines that were divested in the second and fourth quarters of fiscal 2014 which accounted for a decrease of 4.6%, offset by a favorable impact of 0.2% from changes in foreign exchange rates.

Gross Margins. Consolidated gross margin decreased 180 basis points from the Prior Period to 28.0%. The NVS Acquisition accounts for 170 basis points of the decrease and the Medical Restructuring accounts for a 10 basis points increase, resulting in a comparable decrease of 20 basis points from the Prior Period.

Operating Expenses. The consolidated operating expense ratio decreased 150 basis points from the Prior Period to 19.7%. The NVS Acquisition accounts for 110 basis points of the decrease and the Medical Restructuring accounts for 20 basis points of the decrease. This brings our adjusted operating expense ratio to 21.7% for the Current Period versus 21.9% in the Prior Period.

Operating Income. Current Period operating income was $266.7 million, or 8.3% of net sales. In the Prior Period, operating income was $253.2 million, or 8.6% of net sales. The decrease in the operating margin is due to the impacts from the NVS Acquisition and the Medical Restructuring. The comparable operating margin ratio for both periods is 9.0%.

Other (Expense) Income, Net. Net other expense was $23.2 million in the Current Period compared to $25.4 million in the Prior Period. Net other expense is comprised primarily of interest expense, partly offset by interest income.

Income Tax Expense. The effective income tax rate for the Current Period was 34.8% compared to 36.4% in the Prior Period. The decrease in the current year rate is due to the prior year unfavorable impact of the Medical Restructuring and an overall current year geographical shift in profits due to the NVS acquisition.

Net Income and Earnings Per Share. Net income was $158.7 million, compared to $144.9 million in the Prior Period. Earnings per diluted share was $1.59 in the Current Period compared to $1.42 in the Prior Period. The Prior Period earnings per share after adding back the $0.08 per share impact from the Medical Restructuring was $1.50. Diluted shares outstanding in the Current Period were 99,699,000 compared to 101,962,000 in the Prior Period. The decrease in the share count is due to share repurchase activity over the past year. The Current Period’s cash dividend was $0.60 per common share compared to $0.48 in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations in the nine-months ended January 24, 2015 were $158.1 million compared to $149.8 million in the Prior Period. The increase is primarily a result of increased net income.

Net cash used by investing activities was $7.4 million in the Current Period compared to a use of $268.2 million in the Prior Period. The Current Period included the maturing of a time deposit investment with a value of approximately $40.4 million. The Prior Period included the acquisition of NVS for approximately $138.7 million. We expect to use a total of approximately $50 million to $55 million for capital expenditures in fiscal 2015, with our main investment in information systems.

Cash used in financing activities during the Current Period was $101.4 million, which included $60.3 million for dividend payments and $47.5 million for stock repurchases. In the Prior Period, cash provided by financing activities was $40.7 million including $135 million for a draw on our revolver for the purchase of NVS, offset by dividend payments of $65.3 million and stock repurchases of $42.7 million.

In fiscal 2014, we invested in three time deposits with total principal of $110 million Canadian dollars. On October 24, 2014, time deposits with a principal value of $45 million Canadian matured with a value of $45.4 million Canadian (U.S. equivalent value of $40.4 million). The proceeds were included in cash and cash equivalents at January 24, 2015. The remaining time deposits with a principal value of $65 million Canadian were classified as current assets at January 24, 2015 with a U.S. dollar equivalent value of $52.3 million.

We have a $250 million note due in the fourth quarter of fiscal year 2015. We have both the intent and ability to refinance at that time; therefore we have classified this balance as long term debt on the balance sheet as of January 24, 2015.

We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2015.

As of January 24, 2015, $300 million was available under our $300 million revolving credit facility. Our current credit agreement expires in fiscal 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 24, 2015. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 24, 2015.

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 24, 2015 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under the new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018. As of January 24, 2015, a total of 20,851,993 shares remain available under the current repurchase authorization.

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

Dated: March 5, 2015
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