Form 10-K
period 2015-04-25
PATTERSON COMPANIES, INC.
filed 2015-06-24
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-20572

PATTERSON COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Mendota Heights Road

St. Paul, Minnesota 55120

(Address of principal executive offices including Zip Code)

Registrant’s telephone number, including area code: (651) 686-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.01	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on October 25, 2014, was approximately $4,277,000,000 (For purposes of this calculation all of the registrant’s officers, directors and presidents of operating units are deemed affiliates of the registrant.)

As of June 15, 2015, there were 103,220,959 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 25, 2015 are incorporated by reference into Part III.

FORM 10-K INDEX

PART I

Item 1. BUSINESS

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes forward-looking statements. Reference is made to “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Operating Results” in Item 7, for a discussion of certain factors that could cause our Company’s actual operating results to differ materially from those expressed in any forward-looking statements.

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

We had historically reported one operating segment, dental supply. In July 2001, the veterinary supply assets of J.A. Webster, Inc. were purchased and became a reportable business segment. Then in September 2003, AbilityOne Products Corp. was acquired, creating a third business segment which serves the rehabilitation supply market.

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

On June 16, 2015, we completed the previously announced acquisition of Animal Health International, Inc., a leading production animal health distribution company in the United States, for approximately $1.1 billion in cash. Animal Health International generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. This acquisition will more than double the size of Patterson’s veterinary business. The combined unit will offer a range of products and services to customers in the U.S., Canada and the U.K. At the time of the signing of the acquisition agreement with Animal Health International, we also announced the potential sale of Patterson Medical. See Note 19 to the Consolidated Financial Statements for further information about the Animal Health International acquisition.

Dental Supply

Overview

As Patterson’s largest business, Patterson Dental is one of the two largest distributors of dental products in North America. Our dental business has operations in the United States and Canada. Patterson Dental, a full-service, value-added supplier to dentists, dental laboratories, institutions, and other healthcare professionals, provides consumable products (including x-ray film, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; practice management and clinical software; patient education systems; and office forms and stationery. Patterson Dental offers our customers a broad selection of dental products including more than 105,500 stock keeping units (“SKUs”) of which approximately 5,700 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a full range of related services including dental equipment installation, maintenance and repair, dental office design and equipment financing. We market our dental products and services through more than 1,300 direct sales representatives, of which approximately 250 are equipment specialists.

Patterson Dental has over 130 years of experience providing quality products and services to dental professionals. Net sales of this segment have increased from $165.8 million in fiscal 1986 to approximately $2.4 billion in fiscal 2015 and profitability has increased from an operating loss in fiscal 1986 to operating income of $249.6 million in fiscal 2015.

We estimate the dental supply market we serve to be approximately $7 billion annually and that our share of this market is approximately 33%. The underlying structure of the dental supply market consists of a sizeable geographically dispersed number of fragmented dental practices and is attractive for our Company’s role as a value-added, full-service distributor. According to the American Dental Association, there are over 191,000 dentists practicing in the United States. According to the Canadian Dental Association, there are approximately 21,000 licensed dentists in Canada. The average general practitioner generated approximately $646,000 in annual revenue in 2013, while the average specialty practitioner produced about $857,000. We believe that most dentists use between 5% and 7% of their annual revenue to purchase consumable supplies used in the daily operations of their practice. This translates into between $32,000 and $45,000 of supplies purchased by the average practice each year. We believe the average dental practitioner purchases about 40% of their supplies from their top supplier.

Total expenditures for dental services in the United States increased from $31 billion in 1990 to $105 billion in 2010. We believe that the demand for dental services, equipment and supplies will continue to be influenced by the following factors:

•

Demographics. The U.S. population grew from 235 million in 1980 to 320 million in 2014, and is expected to reach 335 million by 2020. The median age of the population is also increasing, and we believe that older dental patients spend more on a per capita basis for dental services.

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

•

Increased dental office productivity. The number of dentists per capita in the U.S. is forecasted to decline over the next two decades. As a result, the number of patients per dental practice is expected to rise. For this reason, dentists are showing an increased willingness to invest in dental equipment and office infrastructure that can strengthen the productivity of their practices.

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

Today we offer three convenient ordering systems to the dental supply segment, eMAGINE®, PDXpress® and www.pattersondental.com, which we re-launched in fiscal 2012 to provide our customers with better search capabilities, easier access to their order history, customized purchase reports, and fingertip access to Patterson Advantage, the segment’s customer loyalty program. Customers, as well as our sales force, use these systems, although the predominant platform today is www.pattersondental.com with minimal usage of PDXpress. Over the years, the number of orders transmitted electronically has grown steadily to approximately 78% of our consumable dental product volume or $1.0 billion in fiscal year 2015. In addition to enhancing customer service by offering electronic order entry systems to our customers, these systems enable our sales representatives to spend more time with existing customers and to call on additional customers.

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

Our proprietary practice management and clinical software, EAGLESOFT®, is developed and maintained by our Patterson Technology Center (PTC). We believe the PTC differentiates Patterson Dental from our competition by positioning Patterson Dental as the only company providing a single-source solution for the high growth area of digital components. EAGLESOFT® has a current installation base of approximately 30,000 users. Among our many specialized capabilities, the PTC, in conjunction with specialists from the sales branch, provides system configuration, as well as the seamless integration of all digital operatory components with clinical software, including our EAGLESOFT® products. This integration creates an electronic patient database that combines the patient’s front office record, clinical x-ray, intra-oral camera images, CEREC® and other digital equipment records. Patterson Dental offers EAGLESOFT® practice management software at no cost to customers with a subscription to support services. The local sales branch, in conjunction with the PTC, networks the digital record system throughout the entire office, offers all required custom computer hardware for the system, and provides ongoing customer training. The PTC has a contact center that troubleshoots customer issues and arranges for local service when needed.

Software and digital radiography customers also have access to the PTC’s support capabilities. The PTC provides support for Patterson’s proprietary products as well as select branded product, such as Sirona and Schick. In addition to troubleshooting problems through the PTC’s support center, customers can access various service capabilities offered by the PTC including electronic claims and statement processing and system back-up capabilities.

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

An integral part of our shared services concept is the consolidation and leveraging of distribution centers between Patterson’s segments. As of April 2015, eight distribution centers are shared between two or all three of our operating units. In addition, we have established shared sales branch offices in several locations between multiple segments. Because of these and other efforts, we expect to continue to improve our operating expense leverage and efficiencies going forward.

Growing Through Internal Expansion and Acquisitions. We intend to continue to grow by hiring established sales representatives, hiring and training skilled sales professionals as territory sales representatives, and acquiring other distributors in order to enter new, or more deeply penetrate existing, geographic markets and expand our customer base. We believe that Patterson Dental is well positioned to take advantage of expected continued consolidation in the dental distribution market. Over the past 25 years, Patterson has made a number of acquisitions, including the following:

Dental Distribution Acquisitions

•	Since 1987, Patterson has acquired over 30 dental products distributors in the United States and Canada. These acquisitions have included the third largest dental dealer in the United States and the second largest dental dealer in Canada, as well as regional and local dental dealers throughout North America, including Holt Dental Supply in fiscal 2015. As a result of these acquisitions, along with internal expansion, we are now one of the two largest full service dental products distributors in both the United States and Canada.

Printed Office Products Acquisitions

•

In 1996, we acquired the Colwell Systems division of Deluxe Corporation. Colwell Systems, now known as Patterson Office Supplies, produces and sells a variety of printed office products used in medical, dental and veterinary offices, as well as other clinical based settings.

Software Acquisitions

•

In 1997, Patterson Dental acquired EagleSoft, Inc., a developer and marketer of Windows®-based practice management and clinical software for dental offices. EagleSoft’s operations evolved to become the Patterson Technology Center, which is located in Effingham, Illinois. In 2001, Patterson purchased Modern Practice Technologies, a company that provided custom computing solutions to the dental industry. This acquisition helped us to position ourselves to provide all of the custom hardware and networking required for interfacing the entire dental office.

•

In 2004, Patterson Dental acquired CAESY Education Systems, Inc., the leading provider of electronic patient education services to dental practices in North America. Headquartered in Vancouver, Washington, CAESY provides dental practices with a range of communications media that educate patients about professional dental care, procedures and treatment alternatives with the goal of facilitating patient decisions about dental services and increasing the productivity of the dental professional. Educational materials are communicated through CD/DVD media, software-as-a-service, computer programs and the dentist’s web site. These materials can be used within the dental waiting room, at chair side and in the patient’s home.

•

In 2008, Patterson Dental acquired Dolphin Imaging Systems, LLC and Dolphin Practice Management, LLC, the leading providers of 3D imaging and practice management software for specialized dental practitioners, including orthodontists, oral maxillofacial surgeons and dental radiologists. Dolphin’s imaging software maximizes the benefit of cone beam and other digital photography and radiography systems. We believe there are no major competitors for Dolphin’s full range of products.

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Consumable and printed products	55%	54%	53%
Equipment and software	34	35	36
Other (1)	11	11	11

	100%	100%	100%

(1)	Consists of other value-added products and services including technical service and software maintenance.

Consumable and Printed Products

Dental Supplies. We offer a broad product line of consumable dental supplies such as x-ray film and solutions; impression materials; restorative materials (composites and alloys); high and low-speed hand pieces;

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

Printed Office Products. Patterson Dental, through Patterson Office Supplies, provides a variety of printed office products, office filing supplies, and practice management systems to office-based healthcare providers including dental, veterinary and medical offices. Products include custom printed products, insurance and billing forms, stationery, envelopes, business cards, labels, file folders, appointment books and other stock office supply products.

These office products are sold through our sales force as well as direct mail catalogs distributed to over 100,000 customers several times per year. A staff of telemarketing personnel located in Champaign, Illinois supports both channels, receiving orders by telephone, through the mail or electronically from the dental, veterinary and medical distribution order processing system.

Equipment and Software

Dental Equipment. Patterson Dental is the largest supplier of dental equipment in the U.S. and Canada. We offer a wide range of dental equipment products including radiography equipment, dental chairs, dental hand piece control units, diagnostic equipment, sterilizers, dental lights and compressors. We also distribute newer technology equipment that provides our customers with tools to improve productivity and patient satisfaction. Examples of such innovative and higher productivity products include the CEREC® family of products, a chair-side restoration system; digital imaging products (including intra-oral, panoramic and 3-D or cone beam x-rays); and inter-oral cameras.

Software. Patterson Dental develops and markets our own proprietary lines (EagleSoft® and Dolphin) of practice management and clinical software for dental professionals, including software for scheduling, billing, charting and capture/storage/retrieval of digital images. Patterson Dental also sells software products developed by third parties, including SIDEXIS® by Sirona and Dimax2 by Planmeca. These value-added products are designed to help achieve office productivity improvements, which translate into higher profitability for the customer.

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

Equipment Financing. Patterson Dental provides a variety of options to fulfill our customers’ financing needs. For qualified purchasers of equipment, we will arrange customer financing through Patterson or a third party. For non-equipment related needs, such as for working capital or real estate, customers are also referred to a third party. These alternatives allow us to offer our customers convenience while still meeting their diverse financing needs. In fiscal 2015, we originated approximately $379.6 million of equipment finance contracts in the United States. Patterson Dental, or our third party vendor, financed approximately 47% of the equipment purchased by our customers during fiscal 2015.

Since 1998, Patterson Dental has maintained one or more finance referral agreements with outside finance companies to provide a more extensive selection of finance opportunities to our customers. This might include financing for practice transition transactions, working capital, leasing, real estate and long-term capital. Wells Fargo Practice Finance, a division of Wells Fargo Bank N.A., provides this service currently. Patterson receives referral fees under this agreement, and Wells Fargo extends credit and services the accounts.

To fund the financing that is originated by us, Patterson has created a special purpose entity (“SPE”), PDC Funding Company, LLC, a wholly-owned and fully consolidated subsidiary, and entered into a Receivables Purchase Agreement in order to participate in a commercial paper conduit. We transfer finance contracts we originate to the SPE. In turn, the SPE sells the contracts to the commercial paper conduit. As of April 25, 2015, the maximum outstanding capacity of this arrangement at any one time is $500 million.

A second SPE, PDC Funding Company II, LLC, sells contracts through a Contract Purchase Agreement to a bank. This agreement operates similarly to the Receivables Purchase Agreement described above, except that the capacity is $100 million.

The SPEs do not issue debt. There is no recourse to Patterson for contracts purchased by either the commercial paper conduit or the bank, but there is a deferred purchase price equal to approximately 13% of the principal of these contracts. Patterson services the customer contracts under both of these arrangements in exchange for a fee that approximates our cost for providing the service.

Sales and Marketing

During fiscal 2015, Patterson Dental sold products or services to approximately 120,000 customers in the U.S. and Canada who made one or more purchases during the year. Patterson Dental’s customers include dentists, laboratories, institutions and other healthcare professionals. No single customer accounted for more than 3% of sales during fiscal 2015, and Patterson Dental is not dependent on any single customer or geographic group of customers. Our sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with our sales representatives and frequent direct marketing contact, which underscores our value-added approach.

Patterson Dental has over 80 local offices throughout the U.S. and Canada so that we can provide a presence in the market and decision making near the customer. These offices, or sales branches, are staffed with a complete complement of Patterson Dental capabilities, including sales, customer service and technical service personnel, as well as a local manager who has broad decision making authority with regard to customer related transactions and issues.

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

To assist our sales representatives, Patterson Dental publishes a variety of catalogs and fliers containing product and service information. Dental customers receive a full-line product catalog containing approximately 37,000 inventoried items. The catalog includes pictures of products, detailed descriptions and specifications of products and is used by practitioners as a reference source. Selected consumable supplies, new products, specially priced items and high demand items such as infection control products, are promoted through merchandise fliers printed and distributed bi-monthly. In addition, dental equipment sold by Patterson is featured in our tri-yearly publication, Patterson Today, which also includes articles on dental office design, trends in dental practice, products and services offered by Patterson Dental and information on equipment maintenance.

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

Patterson Dental’s more than 80 dental sales offices are generally configured with display areas where the latest dental equipment can be demonstrated. Dental equipment is generally custom ordered and is staged at our sales branches before delivery to dental offices for installation.

Sources of Supply

Effective purchasing is a key strategy Patterson Dental has adopted in order to achieve our objective of continuing to improve profitability. Utilizing electronic data interchange allows us to improve efficiencies and reduce administrative costs.

Patterson Dental obtains products from more than 800 vendors. In June 2012 we entered into an exclusive distribution agreement with Sirona Dental Systems, Inc., the manufacturer of the CEREC® dental restorative systems and Schick® digital x-rays, in addition to sophisticated panoramic and cone beam radiography products. We served as the only national dealer for A-dec equipment, including chairs, units and cabinetry, for substantially all of fiscal 2015. A-dec is the largest manufacturer of dental equipment in the U.S.

While Patterson Dental makes purchases from many suppliers, and there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable. Our top ten supply vendors accounted for approximately 61% and 60% of the cost of dental products sold in fiscal 2015 and fiscal 2014. Of these ten, the top two vendors accounted for 18% and 8% for fiscal 2015 and 17% and 8% for fiscal 2014 cost of sales, respectively.

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

Veterinary Supply

Overview

Patterson Veterinary is a leading distributor of veterinary supplies primarily to companion-pet (dogs, cats and other common household pets), equine and large animal veterinarians and veterinary clinics, public and private institutions, and shelters across the United States and in the United Kingdom (U.K.) with the purchase of National Veterinary Services Limited (NVS) in fiscal 2014. Patterson Veterinary, including NVS, has developed a strong brand identity as a value-added, full-service distributor with a comprehensive offering of pharmaceuticals, vaccines, parasiticides, diagnostics, prescription and non-prescription diets, nutritionals, consumable supplies, equipment, and software. Patterson Veterinary’s product offering, totaling more than 56,000 items, is sold by approximately 230 field sales representatives.

Net sales by Patterson Veterinary in fiscal 2015 were $1.5 billion and operating income totaled $56.6 million. In addition to our core business of distributing veterinary products, Patterson Veterinary’s U.S. operation has a significant agency commission business with several pharmaceutical manufacturers. Under the agency relationships, Patterson Veterinary receives orders for products from customers, transmits these orders to vendors who then pick, pack, and ship the products. These vendors then invoice and collect payment from our customers. Patterson Veterinary receives a commission payment for soliciting the order and for providing other customer service activities. The agency commissions that Patterson Veterinary earns range from 2% to 7%, a portion of which is shared with the field sales and customer service representatives. Patterson Veterinary’s agency commissions accounted for less than 1% of our net sales in fiscal 2015.

U.S. Market

We estimate the market for pharmaceuticals and supplies sold to companion animal and equine veterinarians through distribution is approximately $3.4 billion on an annual basis. Based upon this estimated market size, we believe our share of this market is approximately 21%. Similar to the dental supply market, the veterinary supply market is fragmented and geographically diverse. As of December 31, 2014, according to the American Veterinary Medical Association, or AVMA, there were more than 65,000 veterinarians in private practice nationwide specializing in small animals, predominately companion pets. The average private veterinary practice generates approximately $1,000,000 of annual revenue. These practices purchase between $130,000 and $150,000 of supplies each year, and similar to the dental practitioner, tend not to maintain a large supply of inventory on hand. The typical veterinary practice purchases approximately 80% of its supplies from its top two suppliers. The average purchase of consumables by the veterinary practice is noticeably higher than that of the dental practitioner due predominately to pharmaceutical products, which veterinarians both administer and dispense.

Historically, the demand for veterinary services in the U.S. has grown significantly faster than growth in the overall economy. More recently, the market growth has slowed as a result of a decrease in consumer spending. However, we anticipate increasing demand for veterinary services due to the following favorable factors:

•

Number of households with companion animals. The number of households with companion animals is steadily expanding which increases the demand for veterinary services. According to the AVMA 2012 U.S. Pet Ownership & Demographics Sourcebook, the percentages of U.S. households owning dogs, cats or horses are 36.5%, 30.4%, and 1.5%, respectively.

•

Veterinary expenditures per household. The amount pet owners are willing to spend caring for their pets is increasing substantially. The American Pet Products Association estimates that pet owners will spend $60.5 billion in 2015 to care for the American pet population, a significant increase compared to $41.2 billion spent in 2007.

•

Veterinary products and techniques. Many new therapeutic and preventive products are being developed for the companion animal market. Technological developments have resulted in new innovative veterinary products and advances in veterinary services.

U.K. Market

We estimate the U.K. market for pharmaceuticals and supplies sold to companion, equine and large animal veterinarians through distribution is approximately £1.0 billion. Based upon this estimated market size, we believe our share of this market overall is approximately 42%. The fastest growing segment is companion animal, which represents approximately 66% of the market, with large animal and equine segments representing 25% and 9%, respectively. There are approximately 20,000 veterinarians in the U.K. practicing in veterinary outlets. Customers in this market are classified as independent practices, members of buying groups, corporations, and charities. Similar to the U.S. markets, independent practices are typically small, privately-held businesses that place at least one order per week to avoid storing and managing large volumes of supplies. However, there has been a shift in the U.K. market towards consolidation of veterinary practices either through outright purchases by corporations or by joint venture whereby the practitioner continues to work as a salaried member of the practice.

U.S. Operations

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

Veterinary Distribution Acquisitions

•

Since 2004, Patterson Veterinary has acquired several veterinary distributors in the United States. These acquisitions include two regional distributors, ProVet, which was the companion animal veterinary supply division of Lextron, Inc., and Columbus Serum Company, as well as Milburn Distributions, Inc., the largest distributor specializing in the U.S. equine veterinary supply market, and selected local and specialty distributors. In 2011, Patterson Veterinary acquired American Veterinary Supply Corporation, a full service distributor on Long Island, New York with annualized sales of approximately $25 million that served approximately 2,000 veterinary practices and hospitals in the New York metropolitan area.

•

In 2010, Patterson Veterinary made a minority equity investment in Strategic Pharmaceutical Solutions, Inc. dba VetSource, a leading North American provider of integrated specialty pharmacy distribution, including home delivery capabilities.

•

In December 2012, Patterson Veterinary acquired the assets of Universal Vaporizer Support (UVS) based in Foster City, California with annual sales of approximately $3 million. UVS provides cleaning and calibration services for a variety of anesthetic vaporizers used in veterinary medicine.

Software Acquisitions

•

In 2005, Patterson Veterinary acquired Intra Corp., one of the nation’s leading developers of veterinary practice management software that is marketed under the INTRAVET® brand name. INTRAVET® has more than 1,600 software installations nationwide.

•

In 2008, Patterson Veterinary acquired Odyssey Veterinary Software, LLC, a developer and marketer of DIAGNOSTIC IMAGING ATLAS® (“DIA®”) software. At that time, DIA encompassed over 2,000 3D clinical animations and images, which enable the veterinarian to more fully explain and illustrate the pet’s diagnosis and recommend treatment to their clients.

•

In 2011, Patterson Veterinary acquired ePet Records, LLC. Rebranded as ePETHEALTH™, this innovative communication platform provides practitioners with a secure internet portal for their clients to access 24/7 for their pets’ medical information plus descriptive, easy-to-understand resources and educational materials with 3D graphics. Through ePETHEALTH™, veterinarians can also send their clients automated electronic health service and appointment reminders, eNewsletters and health education articles and videos.

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

In January 2013, Patterson Veterinary launched its’ newly designed website www.pattersonvet.com with upgraded features from the depth of information available to the ease and efficiency of navigating the site as well as enhanced search capabilities including descriptions with multiple images and product details to assist with product research and purchasing decisions. In fiscal 2015, approximately 38% of the consumable sales were ordered through both our website and eMagine electronic ordering platform.

In 2011, Patterson Veterinary implemented a centralized return processing center located in Columbus, Ohio. This initiative has allowed us to more efficiently handle customer product returns, improve the customer’s experience as well as meet vendor return requirements. As a result of implementing the centralized return processing center, approximately 87% of returns are credited back to the customer within 24 hours of receipt. Centralizing this process has also lead to both operational efficiencies as well as a reduction in shipping costs associated with product returns.

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

ePetHealth. A leading suite of communication and educational tools designed to help the clinic increase compliance and pet-owner loyalty to the practice through clinic eMarketing tools, health service reminders, online medical records, drug home delivery and award winning DIA videos and content.

DIA. A premier client education software for companion animal and equine practices, provides over 3,000 illustrations, animations, clinical images, radiographs and other diagnostic images that cover a wide range of medical conditions. Additionally, DIA Reception provides high definition footage and animations to better explain common pet health issues and conditions to pet owners.

VetSource. A leading professional pharmacy providing home delivery service of medications to pet owners, which improves client compliance, retains drug revenues within the veterinary practice, and optimizes inventory investments.

Patterson Veterinary University. Patterson Veterinary University (PVU) offers exclusive business courses for veterinarians, hospital managers, technicians, receptionists, and veterinary students. Veterinary students can take advantage of the two credit course Entrepreneurship for Veterinarians during their senior year in veterinary school. PVU – Management offers four in-depth courses on human resources, inventory management, marketing and finance. The PVU – Communication and Customer Service course for receptionists and technicians helps create a unified health care team within a veterinary hospital. The newest course PVU – Executive: Next Level Practice Ownership is designed to help guide veterinary practice owners from where they are today to where they want to be in the future by providing practice owners information that helps expand their current hospital performance and fulfill their practice dreams.

Anesthesia Vaporizer Service. Patient safety is top priority with manufacturer-trained service technicians who provide fast, reliable service, repair and calibration for a variety of anesthetic vaporizers used in veterinary medicine.

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

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered by our U.S. operations to veterinary segment customers:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Consumable and printed products	93%	94%	93%
Equipment and software	6	4	5
Other	1	2	2

	100%	100%	100%

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

Client Education Software. Patterson Veterinary also develops and markets our own proprietary client education software, DIA®, for veterinary professionals. DIA encompasses over 3,000 3D clinical animations and images, enabling veterinarians to more fully explain and illustrate a pet’s diagnosis and treatment recommendations to their clients.

Client Communication Portal. Patterson Veterinary develops and markets our own innovative web-based client communication platform, ePetHealth, providing practitioners a suite of client offerings such as online medical records, eMarketing tools, client education resources, and a home delivery portal.

Other

Other products and services include commissions earned on agency sales, equipment repair revenues, software maintenance contract revenue, PVU revenue and freight recovery on shipments to customers.

Sales, Marketing and Distribution

During fiscal 2015, Patterson Veterinary sold products or services to over 21,000 customers in the U.S. who made one or more purchases during the year. Our customers include veterinarians, laboratories, institutions and other animal health professionals. No single customer accounted for more than 1% of sales during fiscal 2015, and Patterson Veterinary is not dependent on any single customer or geographic group of customers. Our sales and marketing efforts are designed to establish and improve customer relationships through personal interaction with our field sales and customer service representatives and frequent direct marketing contact, which underscores our value-added approach.

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

Customer Service Representatives. We support our field sales representatives and direct marketing efforts with customer service representatives in eight call centers covering the United States. As of April 25, 2015, we had 115 customer service representatives. Customer service representatives work in tandem with our field sales representatives, providing a dual coverage approach for individual customers. In addition to processing orders, customer service representatives are responsible for assisting customers with ordering, informing customers of monthly promotions, and responding to general inquiries. Customer service representatives utilize our customized order entry system to process customer orders, access pricing, determine product availability, provide promotional information about products, research customer preferences, and review order histories.

Direct Marketing. To assist our sales representatives, Patterson Veterinary publishes a catalog containing product and service information. Patterson Veterinary customers receive a full-line product catalog containing over 14,500 inventoried items. The catalog includes pictures of products, detailed descriptions and specifications of products and is used by practitioners as a reference source. We also promote selected consumable products, our value-added program and services, new products, specially priced items and high demand items through our monthly magazine, Insight. Additional direct marketing tools that we utilize include equipment catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, eNewsletters, social media, and other promotional materials. In order to extend our customer reach and enhance customer interaction, we also participate in national, regional and local trade shows.

E-Commerce Platform. Patterson Veterinary’s website allows customers the ability to order items 24 hours a day, seven days a week. The website also incorporates value-added functions that permit customers to check their invoice, payment and credit history, make a payment, build a “shopping list” of frequently purchased items and track their order status.

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

Sources of Supply

Patterson Veterinary U.S. operations obtain products from nearly 650 vendors. While Patterson Veterinary makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable. In fiscal 2015 and 2014, Patterson Veterinary’s top 10 veterinary supply manufacturers comprised 65% and 68%, and the single largest supplier comprised 14% and 17%, of the total cost of veterinary supply sales, respectively.

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

Competition

The distribution and manufacture of veterinary products in the U.S. is highly competitive. In addition to two other national, full-service firms, Henry Schein Animal Health, Inc. and MWI Veterinary Supply, Inc. (acquired by AmerisourceBergen in February 2015), Patterson Veterinary competes with several full-service distributors that operate on a regional level and numerous smaller local and specialty distributors, including Idexx Laboratories, and to lesser extent, mail order distributors or buying groups. Patterson Veterinary also competes directly with pharmaceutical companies who sell certain products directly to the customer.

Patterson Veterinary approaches its markets by emphasizing and delivering a value-added model to the practitioner. To differentiate ourselves from our competition we deploy a strategy of premium customer service, a highly qualified and motivated sales force, an extensive breadth and mix of products and services, accurate and timely delivery of product, strategic location of sales offices and competitive pricing.

U.K. Operations

Strategy

In August 2013, we completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC (“NVS Acquisition”). Headquartered in Stoke-on-Trent, NVS is the largest veterinary products distributor in the U.K. serving the companion, equine and large animal markets. Total cash consideration paid for NVS was £91.2 million (approximately $142.7 million). NVS’s objective is to grow its presence in the U.K. and Europe, to further develop a leading position in the veterinary market through acquisitions, while continuing to improve our profitability and enhance our value to customers. Our key strategies and priorities for accomplishing these objectives include growing through acquisitions, emphasizing our value-added full-service capabilities, continuing to improve operating efficiencies, and expanding our service offerings. In April 2015, NVS acquired both Abbey Veterinary Services and C.A.P.L. Limited, which provide laboratory services in the U.K. with combined annual revenues of £1.7 million.

NVS has a great opportunity to harness the investments from key initiatives launched by Patterson Veterinary in the U.S. Such initiatives include ePet Health, DIA, technical services and supply of equipment in addition to the recently launched instruments and orthopedic product line. NVS also seeks to capitalize on the content developed by Patterson Veterinary University to offer continuing professional education to practices in the U.K. The following are a number of value added services offered today in addition to the national distribution network discussed later under sales, marketing and distribution:

Laboratory Services. Offer veterinary diagnostic laboratory services to veterinarians including pathology, hematology, chemistry, and microbiology. Samples are accepted from a wide range of species including dogs, cats, horses, birds, reptiles, fish, farm and zoo animals. One of the key objectives is to improve market share position by competing on service, utilizing NVS’s unique distribution network. Veterinary diagnostic laboratory services are approximately 2% of total net sales.

Indicies. Provide multi-practice customers with practice benchmarks, two years of purchase history, and group practice data consolidation to help them better manage their network of practices.

Order Platforms. Direct electronic data interchange and interactive website ordering platforms comprise 75% of customer orders containing 90% of total ordered lines.

Vetcom. Offer a windows-based practice management software package that includes an ordering platform.

Products and Services

The following table sets forth the percentage of total sales by the principal categories of products and services offered by our U.K. operations to veterinary segment customers:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014
Consumable and printed products	97%	96%
Equipment and software	1	1
Other	2	3

	100%	100%

Consumable and Printed Products

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

Sales, Marketing and Distribution

NVS has more than 1,000 customers and is well positioned to service all segments of the veterinary market through its’ sales and marketing team, national distribution network, and a fully integrated computer system. NVS has the highest percentage of buying groups and corporations compared to its’ competitors. The corporate relationship with these large customers is managed by the senior management team. The relationships with individual practices (regardless of whether they are corporately-owned or independent) are serviced by the field sales representatives, the customer service team and the depot delivery drivers. With buying groups and corporations representing a large percentage of revenues as well as the fact that 90% of orders being placed by customers are entered electronically either through the NVS web based ordering platform or via the website, the need for a large dedicated field sales team is greatly reduced. There are currently 11 field sales representatives who are responsible for calling on 300-350 customers each.

This is an operations-driven business, which means the burden of maintaining a high level of service with the customer rests with the customer service team and the delivery drivers. Both are highly valued by the customer and work closely together to meet customer expectations. NVS maintains a national distribution network, which serves as a competitive advantage. NVS offers next day business delivery on a nationwide basis in the U.K. Orders are accepted until 8:00 pm in their centralized distribution center and shipped nationwide overnight to one of 10 depots located throughout the country. The depots are essentially small staging warehouses where pre-packed orders are sorted by route for delivery to the customer. A fleet of company owned, fully cold chain compliant vehicles, at each depot, delivers the product to the customer the next business day making the driver of these vehicles an important contact point and part of the sales team. We estimate that 99% of NVS’s consumable orders are received by the customer the next business day. NVS also utilizes this distribution network to collect the customer laboratory service samples for onward shipment to the laboratories for analysis. Lab results are available electronically to the veterinarian.

With 90% of order lines being entered electronically by the customer either through their direct ordering platform or via their website, the customer service team is primarily responsible for handling customer inquiries and resolving issues.

Direct Marketing. To assist our sales representatives, NVS publishes a catalog containing product and service information. NVS customers receive a full-line product catalog containing over 16,000 inventoried items. The catalog includes descriptions and specifications of products and is used by practitioners as a reference source. We also promote our specials service where we will procure non-stock items for individual customers. In addition we promote our value-added products and services, new products, specially priced items and high demand items through our quarterly magazine, The Cube. Additional direct marketing tools that we utilize include specialist catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, eNewsletters, social media, and other promotional materials. In order to extend our customer reach and enhance customer interaction, we also participate in national, regional and local trade shows and specialist veterinary events including supporting continued professional development for veterinarians and nurses.

Sources of Supply

NVS obtains products from nearly 400 vendors. While NVS makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable. In fiscal 2015 and 2014, the top 10 veterinary supply manufacturers comprised 77% in both years, and the single largest supplier comprised 17% and 16%, of the total cost of veterinary supply sales, respectively.

Competition

Beyond NVS, which has national coverage, veterinary distribution in the U.K. market is concentrated primarily with two other major distributors; Henry Schein Animal Health, Inc. based in Scotland and MWI Veterinary Supply, Inc. (acquired by AmerisourceBergen in February 2015) based in Somerset, with coverage mainly in southern England. We also compete directly with pharmaceutical companies who sell certain products or services directly to the customer.

Rehabilitation Supply

Overview

Patterson Medical is headquartered in Warrenville, Illinois, and is a value-added distributor of rehabilitation medical supplies and equipment. We believe Patterson Medical offers the most comprehensive range of distributed and self-manufactured rehabilitation products to health care professionals globally. Our mission is to provide health care professionals and their patients with access to products that improve peoples’ lives by helping them to attain their highest achievable level of independence, safety and comfort. We operate as Patterson Medical globally, and are transitioning our acquired catalog brands such as Sammons Preston, Homecraft, and Ausmedic into product brands. Patterson Medical still operates as Medco Sports Medicine in the North American sports medicine market.

Patterson Medical serves as the gateway through which over 30,000 rehabilitation products originating from more than 1,500 suppliers and manufacturers are sold to a diverse customer base with an emphasis on physical therapists (“PTs”) and occupational therapists (“OTs”). We offer our customers a “one-stop shop” through what we believe to be the most comprehensive catalogs in the industry, the largest direct sales force and a highly efficient customer service and distribution operations. Major channels of distribution are acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

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

Patterson Medical has been pursuing a strategy of organic growth, complemented by strategic acquisitions in its domestic and international markets. This has included building and buying sales offices in the U.S., and buying and integrating distributors in the U.K., France, Australia and New Zealand. Patterson Medical also uses a robust international dealer network to service customers in countries where we do not have an established direct presence. Approximately 80% of Patterson Medical’s revenue originates in North America.

Patterson Medical manufactures or has exclusively manufactured for us products representing approximately 35% of its total revenue. These products carry the Patterson Medical brand, or one of the many brands added through acquisition. Patterson Medical owns manufacturing facilities in the U.S., Australia, and Thailand, and has a China sourcing office. Patterson Medical is a distributor for the other 65% of its product offering, carrying the top brands in the rehabilitation industry. One of Patterson Medical’s strengths is our trading relationship with the top manufacturers of rehabilitation products in the U.S. and abroad.

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

•

Increasing Number of PTs and OTs, Patterson Medical’s Primary User Groups. According to the U.S. Department of Labor Bureau of Labor Statistics (BLS), there were approximately 199,000 PTs and 109,000 OTs in the U.S. in 2010. Approximately 60% of PTs were employed in either hospitals or offices of physical therapists. The remaining 40% of PTs was employed in home health agencies, outpatient rehabilitation clinics, physician offices and nursing homes. The majority of OTs work in hospitals, including many in rehabilitation and psychiatric hospitals. The remaining OTs work in outpatient occupational therapy offices and clinics, schools, home health agencies, nursing homes, community mental health centers, adult day care programs, job training services and residential care facilities. The demand for PTs and OTs is expected to remain strong. The BLS estimates a growth of 33.5% for OTs between 2010 and 2020, and a growth of 39% for PTs in that same time period. Both professions are expected to grow much faster than average.

•

Increasing Frequency of Reconstructive and Implant Surgery. Another important driver of the growth in the PT market is the growing need for rehabilitation products resulting from the increasing frequency of reconstructive implant procedures, including hip and knee replacements. The worldwide reconstructive implant market is currently in excess of $5.0 billion and expected to grow between 7% and 8% annually. This growth trajectory is largely driven by favorable demographics, as patient populations are expanding at both ends of the age spectrum. Among seniors, more active lifestyles and longer life expectancies are responsible for the increasing frequency of reconstructive implants. We believe Patterson Medical is well positioned to benefit from the growth in reconstructive implants, by providing physical therapy and exercise products that help patients return to a normal level of function.

•

Volatility in Funding and Regulation. The demographic growth in aged population both in the U.S. and abroad will continue to pose funding challenges for governments. Whether private pay, Medicare, Medicaid or some other funding mechanism, the population need has been outpacing available funds. This has resulted in governments changing funding methods, allocations, and rules to try to better match supply with demand. Although we do not directly participate in third party reimbursed (patient specific) product, the pressure on healthcare providers can have a pass through effect. Patterson Medical has pursued a diversified strategy so we do not rely too heavily on any one product category.

International Operations

Patterson Medical’s Europe, Middle East and Asia (EMEA) operations are based in the U.K. and are made up of Patterson Medical Limited in the U.K. and Patterson Medical France and Sacedi in France. Patterson Medical’s Australia and New Zealand operations (ANZ) are based in Australia. Our international domestic operations broadly reflect the same business model as used in the North American market. In the U.K., France, Australia and New Zealand, operations include sales and marketing, customer service, distribution, purchasing and administration. Outside of these countries, Patterson Medical uses a network of over 200 distributors to reach its customers.

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

In 2009, Patterson acquired Mobilis Healthcare, increasing our global presence. While the Homecraft catalog has historically been focused on occupational therapy, Mobilis was a complementary addition, given its strong position in the physiotherapy market.

In 2010, Patterson acquired the rehabilitation business of DCC Healthcare. The acquired DCC businesses, Days Healthcare, Physiomed and Ausmedic, rank among the leaders in their overseas markets, providing assistive living products and rehabilitation equipment and supplies to hospitals, physical and occupational therapists, long-term care facilities, dealers and consumers in the U.K., continental Europe, Australia, New Zealand and other international markets.

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

Emphasizing Value-Added, Full-Service Capabilities. Patterson Medical currently offers our customers a “one-stop shop” for products through our industry-leading catalog with over 20,000 items, focused primarily on physical and occupational therapy products. Patterson Medical adds new products each year to our ever-expanding catalog and is committed to doing so long-term. Consistent with Patterson Medical’s current product offering, some of these new products are branded, exclusive or self-manufactured.

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

Patterson Medical acquired Homecraft, Mobilis, Physiomed, Days Medical, and other businesses to establish a platform for international expansion. Each business that was added has been integrated and has added to an ever expanding brand and product portfolio. The international business continues to accelerate, in terms of both product lines and geographic regions. Since the Homecraft/Kinetec transaction, Patterson Medical has added over 550 pages of new products to the catalog. The international acquisitions brought with them a proven capability to source products at favorable costs and at high levels of quality from China, which has resulted in meaningful cost savings.

In 2004, Patterson Medical acquired the assets of Medco Supply Company, Inc. (“Medco”) from NCH Corporation. With sales of approximately $60 million, Medco is one of the nation’s leading sports medicine distributors and is based in Buffalo, New York. In addition to Medco’s sports medicine supply business, Medco sells first aid, safety and medical consumable products to commercial and institutional customers, as well as consumable supplies and equipment to podiatrists. The complete product offering includes approximately 10,000 SKUs that are sold through direct mail catalogs and eight territory sales people. Medco markets to athletic trainers, schools and school nurses, daycare providers and healthcare professionals including podiatrists, chiropractors and physical therapists.

In 2007, Patterson Medical acquired PTOS™ software, a leading line of practice management software for physical therapists.

In 2009, Patterson Medical acquired Mobilis Healthcare, a U.K.-based business with sales of $28 million. Mobilis serves 12,000 customers in the U.K. and France and owns several leading brands that are sold into its primary markets.

In 2010, Patterson Medical acquired the rehabilitation business of Empi Therapy Solutions, with sales of approximately $30 million.

In 2010, Patterson Medical acquired the rehabilitation business of DCC Healthcare, with sales of approximately $70 million.

Products and Services

The following table sets forth the percentage of total sales represented by the principal categories of products and services offered to rehabilitation segment customers:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Consumables	75%	74%	72%
Equipment and software	20	21	23
Other	5	5	5

	100%	100%	100%

Consumables

Patterson Medical offers a large selection of supply products that can be categorized as follows:

•	Aids to Daily Living – dressing devices, toileting, dining, bathing aids and grooming devices

•	Orthopedic Soft Goods / Splints – braces, splints and orthotics for protecting, supporting and positioning

•	Clinical – products that assist in the examination and treatment of patients, such as exercise bands, putty, weights, balls and mats

•	Mobility – walkers, canes and wheelchair accessories such as gloves, trays and carrying bags

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

Equipment and Software

Rehabilitation equipment consists of exercise, examination, treatment and therapy equipment and furniture. These products include parallel bars, treatment tables, mat platforms, treadmills, and stationary bicycles. The 2007 acquisition of PTOS™ software added a line of practice management software to Patterson Medical’s wide array of product offerings. In addition, certain acquisitions in the recent past have given us access to premium equipment lines.

Other

Other products and services revenues include equipment repair revenues, software maintenance contract revenue and freight recovery on shipments to customers.

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

Patterson Medical has an experienced sales force, national account contracts with major customer groups, unmatched customer service within the industry and the proven ability to introduce new products each year, allowing us to compete across the entire spectrum of the rehabilitation medical supplies and non-wheelchair assistive products industry. Our field sales force totals over 200 worldwide. New sales representatives are generally hired from the ranks of physical and occupational therapists, manufacturer representatives and others with extensive industry knowledge.

Patterson Medical’s U.S. national accounts group collaborates with our sales force to meet the changing needs of our expanding account base. The national accounts program is staffed by seasoned professionals who have developed a comprehensive portfolio of contracts. Furthermore, the Patterson Medical organization has national contracts with major purchasing groups within each submarket, including hospitals, nursing homes and dealers.

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

Patterson Medical’s U.S. call center operates from 7am – 7pm Monday through Friday, processing in excess of 5,000 calls per day. In addition, customers can order 24 hours a day through Patterson Medical’s websites. The combination of in-house staff and web ordering options provides customers with 24 hours a day, seven days a week ordering capability. Approximately 40% of customer orders are through the web or electronic data interchange, which has decreased call center activity, allowing Patterson Medical to provide more personalized service to customers.

Sources of Supply

Among Patterson Medical’s core strengths is our ability to obtain premier products from vendors. Our products are purchased from over 1,500 suppliers and manufacturers. Although no single supplier accounted for more than 7% of Patterson Medical’s total purchases in fiscal 2015, we frequently are the largest single customer of these manufacturers. Suppliers view the ability to distribute their products through our global network positively due to our reputation, longstanding industry leading position, comprehensive catalogs, national account contracts, sales force presence and distribution capabilities. We continually work at strengthening our supplier relationships through the introduction of supplier programs.

Competition

We operate in the highly fragmented rehabilitation medical supplies and equipment industry. Patterson Medical’s competition is generally either locally or regionally focused.

We believe Patterson Medical is the only national player to offer “one-stop shopping” to our customers. Patterson Medical’s national and international scale and purchasing power provide us with a favorable cost position relative to our competition.

For further information on our three operating segments, and operations by geographic area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and Note 13 to the Consolidated Financial Statements.

Shared Services Initiative

We have continued to consolidate our distribution infrastructure and business systems over the past several years. As of April 25, 2015, we have eight facilities that serve two or three of our business units. These strategically located facilities enable us to realize operating efficiencies and improve customer service.

Our business units also share a number of sales branch office locations, enabling multiple business units to operate at one physical location. As of April 25, 2015, we have nine shared locations.

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

Patterson Companies, Inc.

Trademarks and Patents

Our products and services are sold under numerous trademarks including “PATTERSON®,” “EAGLESOFT®,” “CAESY®,” “SAMMONS PRESTON®,” “TUMBLE FORMS®,” “INTRAVET®,” “DIA®” and “DOLPHIN®.” Many of our trademarks are registered with the U.S. Patent and Trademark Office. Our U.S. trademark registrations have 10-year terms, and may be renewed for additional 10-year terms. Because we believe our trademarks are well-recognized within their respective industries and valuable assets, we protect them against infringement. Some of our proprietary software in the orthodontia field is protected by patents, which have varying terms, generally of 17-20 years.

Employees

As of April 25, 2015, we had approximately 7,000 employees. We have not experienced a shortage of qualified personnel in the past and believe that we will be able to attract such employees in the future. We believe our relations with employees to be good.

Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are made available on our website as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commissions. This material may be accessed by visiting the Investor Relations section of our website at www.pattersoncompanies.com.

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

Governmental Regulation

The marketing, distribution and sale of certain products we sell are subject to the requirements of various federal, state, and local laws and regulations. We are subject to regulation by the Federal Food and Drug Administration, the Drug Enforcement Administration and the U.S. Department of Transportation. Among the federal laws which impact us are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, recordkeeping, labeling, handling, storage and sale of drugs and medical devices which are distributed by us, and which further requires us to be registered with the Federal Food and Drug Administration; the Safe Medical Devices Act, which imposes certain reporting requirements on us in the event of an incident involving serious illness, injury or death caused by a medical device we have distributed; and the Controlled Substance Act, which regulates the recordkeeping, handling, storage and sale of certain drugs sold by us and requires us to be registered with the Drug Enforcement Administration. In addition, the transportation of certain products we distribute that are considered hazardous materials is subject to regulation by the U.S. Department of Transportation.

Furthermore, the Physician Payment Sunshine Act has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope; however, wholesale drug and device distributors that take title to such products may be deemed to be “applicable manufacturers” subject to full reporting requirements. It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals.

We also are required to be licensed as a distributor of drugs and medical devices by each state in which we conduct business. In addition, several state Boards of Pharmacy requires us to be licensed in their state for the sale of animal health products within their jurisdiction. Our company is also subject to the requirements of foreign laws and regulations, which impact our operations in those foreign countries in which we conduct business.

While we believe we are in substantial compliance with the laws and regulations, that regulate our business, and that we possess the licenses required in the conduct of our business, our failure to comply with any applicable laws or regulations, or the imposition of new laws or regulations, could negatively impact our business.

Executive Officers of the Registrant

Set forth below is the name, age and position of the executive officers of Patterson as of June 15, 2015.

Scott P. Anderson	48	President, Chief Executive Officer, Chairman of the Board – Patterson Companies, Inc.
Ann B. Gugino	43	Executive Vice President, Chief Financial Officer and Treasurer – Patterson Companies, Inc.
Paul A. Guggenheim	55	President – Patterson Dental Supply, Inc.
George L. Henriques	54	President – Patterson Veterinary Supply, Inc.
Michael J. Orscheln	57	President – Patterson Medical Supply, Inc.
Ranell M. Hamm	53	Chief Information Officer – Patterson Companies, Inc.
Jerome E. Thygesen	57	Vice President, Human Resources – Patterson Companies, Inc.
Sean M. Muniz	47	Vice President, Operations – Patterson Companies, Inc.

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

Ann B. Gugino became Vice President, Chief Financial Officer and Treasurer in November 2014 and was promoted to Executive Vice President, Chief Financial Officer and Treasurer in June 2015. She previously served as Vice President, Strategy & Planning since April 2012. Before that, she was Vice President of Finance and Operations – Patterson Dental from 2008 until April 2012. She joined Patterson in 2000 as an assistant controller and became Controller-Patterson Dental in 2004. Prior to her career with Patterson, she worked for Ernst & Young LLP and achieved her Certified Public Accountant designation.

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

Michael J. Orscheln became President of Patterson Medical Supply, Inc. in August 2013. Prior to joining Patterson, Mr. Orscheln served as President and Chief Executive Officer of Phonak U.S. from January 2009 to April 2012. Throughout over 30 years of healthcare distribution and medical manufacturing experience, Mr. Orscheln has held senior leadership positions with American Hospital Supply Corp., Baxter Healthcare Corp., Moore Corporation, Ltd., and Cardinal Health, Inc.

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

Sean M. Muniz became the Vice President of Operations in November 2012. Mr. Muniz held the position of Director of Facilities and Risk Management since 2007 and, prior to that Mr. Muniz relocated to the Corporate Office when he became the Director of Operations for Patterson Logistics Services, Inc. in 2001. Mr. Muniz began his career with Patterson in 1990.

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

In addition, volatility and other disruptions in the financial markets could adversely affect the cost and availability of credit to us, as well as the cost of, and ability to sell, finance contracts we receive from customers to outside financial institutions. Reduced access to capital for our customers limits the amount of investment that they can make in their practices, and with limited investment by the customer, our revenue from equipment sales would be lower.

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

We may be unable to successfully integrate the operations of Animal Health International or realize targeted cost savings, revenues and other benefits of the merger transaction.

On June 16, 2015, we closed a merger transaction with Animal Health International. We believe that the merger will be beneficial to us and our shareholders; however, achieving the targeted benefits of the Animal Health International merger will depend in part upon whether we can integrate Animal Health International’s businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and Animal Health International operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. Moreover, the integration of our respective operations will require the dedication of significant management resources, which is likely to distract management’s attention from day-to-day operations. Employee uncertainty and lack of focus during the integration process may also disrupt our business and result in undesired employee attrition. An inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business, results of operations and financial condition of the combined businesses.

In addition, we continue to evaluate our estimates of synergies to be realized from the Animal Health International merger and refine them, so that our actual cost-savings could differ materially from our initial estimates. Actual cost-savings, the costs required to realize the cost-savings and the source of the cost-savings could differ materially from our estimates, and we cannot assure you that we will achieve the full amount of cost-savings on the schedule anticipated or at all or that these cost-savings programs will not have other adverse effects on our business. In light of these uncertainties, you should not place undue reliance on our estimated cost-savings.

Finally, we may not be able to achieve the targeted operating or long-term strategic benefits of the Animal Health International merger or could incur higher transition costs. An inability to realize the full extent of, or any of, the anticipated benefits of the Animal Health International merger, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations and financial condition.

Our new credit agreement contains restrictive covenants, which limit our business and financing activities.

In order to fund our financial obligations in connection with the Animal Health International merger, we entered into a credit agreement, which includes customary covenants that impose restrictions on our business and financing activities, subject to certain exceptions or the consent of our lenders, including, among other things, limits on our ability to incur additional debt, create liens, enter into merger, acquisition and divestiture transactions, pay dividends and engage in transactions with affiliates. The credit agreement contains certain customary affirmative covenants, including a requirement that we maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, and customary events of default. Our ability to comply with these covenants may be adversely affected by events beyond our control, including economic, financial and industry conditions. A breach of the credit agreement covenants may result in an event of default, which could allow our lenders to terminate the commitments under the credit agreement, declare all amounts outstanding under the credit agreement (if any), together with accrued interest, to be immediately due and payable and exercise other rights and remedies. If this occurs, we may not be able to refinance the accelerated indebtedness on acceptable terms, or at all, or otherwise repay the accelerated indebtedness.

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

As we operate in three distinct segments, we consolidate the distribution, information technology, human resources, financial and other administrative functions of those business units jointly to meet their needs while addressing distinctions in the individual markets of those segments. We may not be able to do so effectively and efficiently.

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

While there is generally more than one source of supply for most of the categories of products we sell, there is considerable concentration within our veterinary and dental businesses with a few key suppliers. For example, in fiscal 2015 and 2014, Patterson Veterinary’s top 10 suppliers comprised 65% and 68%, respectively, and the single largest supplier comprised 14% and 17%, respectively, of the total cost of veterinary supply sales. In the event that any of our suppliers were to become unable or unwilling to continue to provide the products we sell in the amounts we require, we would need to identify and obtain products from acceptable replacement sources on a timely basis. There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our products would have an adverse effect on our results of operations.

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

We carry approximately 195,000 different product stock keeping units (SKUs). Some of these products are subject to technological obsolescence outside of our control, since we do not manufacture the majority of the products we sell. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results.

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

We are subject to a variety of litigation incidental to our business, including product liability claims, intellectual property claims, employment claims, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business. We also may be subject to securities litigation. Defending these lawsuits may divert our management’s attention, may be expensive, and may require that we pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition and results of operations. Any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposure. A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have an adverse effect on our business and our reputation.

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

The implementation of the reporting and disclosure obligations of the Physician Payment Sunshine Act could adversely affect our business.

The Physician Payment Sunshine Act has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope; however, wholesale drug and device distributors which take title to such products may be deemed to be “applicable manufacturers” subject to full reporting requirements. It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. While we believe we have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule imposes additional costs on us.

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

Item 1B. UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our reports from the staff of the SEC issued 180 days or more preceding the end of the 2015 fiscal year that remain unresolved, nor have we received any written comments regarding our reports from the SEC within the past 180 days.

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

Patterson Logistics Services

The majority of assets we use to distribute product are owned and operated by Patterson Logistics Services, Inc. (“PLSI”), a wholly-owned subsidiary, which operates the distribution function for the benefit of all three of our sales and marketing business segments in the U.S. PLSI also advises on the operations of our distribution centers outside of the U.S but these properties are not owned by PLSI.

As of April 25, 2015, PLSI operated 15 distribution centers (eight primary centers) totaling approximately 1.2 million square feet of distribution space as follows:

•	one dental distribution center located in Hawaii;

•	four veterinary distribution centers located in Alabama, Colorado and Texas (two);

•	two rehabilitation distribution centers located in New York State and Indiana;

•	one distribution center located in Texas, which stocks and distributes both dental and rehabilitation product;

•	three distribution centers located in Iowa, South Carolina and Washington state, which stock and distribute dental and veterinary products; and

•	four distribution centers located in California, Florida, Indiana and Pennsylvania, which distribute product for all three of the business units.

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

The dental supply segment is headquartered in our principal executive offices, which is an owned facility. This segment also maintains sales and administrative offices at approximately 88 locations in over 40 states in the U.S. and at 10 locations in Canada, the majority of which are leased.

Veterinary Supply

Veterinary Supply headquarters is a leased facility in Devens, Massachusetts. Our veterinary sales personnel generally reside within branch locations.

Internationally, this segment’s U.K. business has its primary distribution facility in Stoke-on-Trent, and additionally has nine depots used as secondary distribution points throughout the U.K.

Rehabilitation Supply

Patterson Medical is headquartered in a leased facility in Warrenville, Illinois. Domestically, the rehabilitation supply segment maintains manufacturing facilities in Wisconsin and New York. This segment’s eighteen branch office locations include nine that are shared with the dental supply segment.

Internationally, this segment has facilities located in the U.K., France, Canada, Australia, New Zealand, China and Thailand.

Item 3. LEGAL PROCEEDINGS

From time to time, we may become a party to ordinary routine litigation incidental to our business, including, without limitation, product liability claims, intellectual property claims, employment claims, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business. While the results of legal proceedings cannot be predicted with certainty, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

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

	High	Low	Dividends per share
Fiscal 2015
First Quarter	$41.93	$37.03	$0.20
Second Quarter	42.61	38.04	0.20
Third Quarter	51.49	41.43	0.20
Fourth Quarter	51.48	47.22	0.22
Fiscal 2014
First Quarter	40.59	37.20	0.16
Second Quarter	42.60	39.59	0.16
Third Quarter	44.27	39.99	0.16
Fourth Quarter	43.01	39.05	0.20

On June 15, 2015, the number of holders on record of common stock was 2,043. The transfer agent for Patterson’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

We had not paid any cash dividends on our common stock from our initial public offering in 1992 until the fourth quarter of fiscal 2010, at which time a $0.10 per share cash dividend was paid. In fiscal 2015 a quarterly cash dividend of $0.20 per share was paid throughout the year, except in the fourth quarter when the dividend was increased to $0.22 per share. We expect to continue to pay a quarterly cash dividend for the foreseeable future; however, the payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, operating results and financial condition among other factors.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

On March 19, 2013, Patterson’s Board of Directors approved a share repurchase plan by which up to 25,000,000 shares may be purchased in open market transactions through March 19, 2018. As of April 25, 2015, 20,852,000 shares remain available under the current repurchase authorization. No shares were repurchased during the fourth quarter of fiscal 2015.

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 23, 2010, the last trading day before the beginning of our 2011 fiscal year, through April 24, 2015, the last trading day of our fiscal year 2015, with the cumulative return over the same time period on the same amount invested in the S&P 500 Index and a Peer Group Index, consisting of five companies (including our company) based on the same Standard Industrial Classification Code.* The chart below the graph sets forth the actual numbers depicted on the graph.

	Fiscal Year Ending
	4/24/2010	4/30/2011	4/28/2012	4/27/2013	4/26/2014	4/25/2015
Patterson Companies, Inc.	100.00	107.36	106.83	119.74	132.92	159.49
S&P 500	100.00	114.31	120.21	138.62	166.71	193.35
Peer Group	100.00	112.10	112.83	129.15	154.70	185.86

*	The current composition of SIC Code 5047 – Wholesale – Medical, Dental & Hospital Equipment & Supplies – is as follows: Fuse Medical, Inc., Henry Schein, Inc., Millennium Healthcare, Inc., Owens & Minor, Inc., and Patterson Companies, Inc.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 25, 2015	April 26, 2014 (1)(2)	April 27, 2013	April 28, 2012 (3)	April 30, 2011
Statement of Income Data:
Net sales	$4,375,020	$4,063,715	$3,637,212	$3,535,661	$3,415,670
Cost of sales	3,136,814	2,865,437	2,446,443	2,373,147	2,271,445

Gross profit	1,238,206	1,198,278	1,190,769	1,162,514	1,144,225
Operating expenses	864,779	852,522	836,314	804,505	768,217

Operating income	373,427	345,756	354,455	358,009	376,008
Other expense, net	(30,756)	(32,844)	(33,338)	(28,197)	(20,121)

Income before income taxes	342,671	312,912	321,117	329,812	355,887
Income taxes	119,410	112,300	110,845	116,997	130,502

Net income	$223,261	$200,612	$210,272	$212,815	$225,385

Diluted earnings per share	$2.24	$1.97	$2.03	$1.92	$1.89
Weighted average shares and potentially dilutive shares outstanding	99,694	101,643	103,807	110,846	119,066
Dividends per common share	$0.82	$0.68	$0.58	$0.50	$0.42

Balance Sheet Data:
Working capital	$995,540	$872,254	$912,817	$873,865	$863,278
Total assets	2,947,706	2,864,677	2,681,778	2,739,368	2,564,968
Total long-term debt	725,000	725,000	725,000	725,000	525,000
Stockholders’ equity	1,514,123	1,471,664	1,394,455	1,375,202	1,560,540

See the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(1)	Fiscal 2014 includes a pre-tax restructuring charge of $15.4 million, or approximately $0.13 per diluted share, related to the Medical Restructuring described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	In August 2013, we acquired National Veterinary Services Limited, which had revenues of more than £315 million, or approximately $493 million, in its fiscal year ended June 30, 2013 prior to acquisition. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	ESOP expense increased operating expenses by approximately $24.0 million, or $0.13 per diluted share, in fiscal 2012 as compared to fiscal 2011 as a result of changes in accounting standards.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our fiscal 2015 financial information is summarized in this Management’s Discussion and Analysis and the Consolidated Financial Statements and related Notes. The following background is provided to readers to more fully understand our Company’s financial information.

Patterson operates a distribution business in three complementary markets: dental supply, veterinary supply and rehabilitation supply. Historically, our strategy for growth focused on internal growth and the acquisition of smaller distributors and businesses offering related products and services to the dental market. In fiscal 2002, we expanded our strategy to take advantage of a parallel growth opportunity in the veterinary supply market by acquiring the assets of J. A. Webster, Inc., which we operated as Webster Veterinary Supply (Webster) until fiscal 2013. Webster is now known as Patterson Veterinary. Patterson added a third component to our business platform in fiscal 2004 when we entered the rehabilitation supply market with the acquisition of AbilityOne Products Corp. (“AbilityOne”). AbilityOne is now known as Patterson Medical.

Operating margins of the veterinary business are considerably lower than the dental and rehabilitation supply businesses. While operating expenses run at a lower rate in the veterinary business, their gross margin is substantially lower due generally to the low margins on the pharmaceutical products that are distributed.

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal years 2013, 2014 and 2015 ending April 27, 2013, April 26, 2014 and April 25, 2015, respectively, included 52 weeks. Fiscal year 2016 will end on April 30, 2016 and consist of 53 weeks.

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

NVS Acquisition. In August 2013, we completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC (“NVS Acquisition”). NVS is the largest veterinary products distributor in the U.K. Total cash consideration paid for NVS was £91.2 million (approximately $142.7 million). Sales in fiscal 2015 were $200.2 million higher, and earnings per diluted share were $0.02 higher, than fiscal 2014 as a result of this acquisition. The NVS business has lower gross margin and operating expense rates than our historical businesses.

Medical Restructuring. In August 2013, we announced a plan to divest certain non-core product lines in our medical segment (“Medical Restructuring”). As a result of the plan to dispose of these product lines, we incurred a pre-tax restructuring charge of $15.4 million or approximately $0.13 per diluted share in fiscal 2014, including. $13.8 million in non-cash losses on disposal of assets. We estimate that disposing of these product lines will generate operational savings of approximately $2 million beginning in fiscal year 2015.

Transaction Costs. During the fourth quarter of fiscal 2015, we incurred $4.6 million of pre-tax transaction costs, or approximately $0.03 per diluted share, related to the June 16, 2015 acquisition of Animal Health International and the potential sale of Patterson Medical. See “Subsequent Events” in this Item 7 and Note 19 to the Consolidated Financial Statements for information regarding our acquisition of Animal Health International.

Results of Operations

The following table summarizes our consolidated results of operations over the past three fiscal years as a percent of sales:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.7	70.5	67.3

Gross profit	28.3	29.5	32.7
Operating expenses	19.8	21.0	23.0

Operating income	8.5	8.5	9.7
Other expense (income)	0.7	0.8	0.9

Income before income taxes	7.8	7.7	8.8
Income taxes	2.7	2.8	3.0

Net income	5.1%	4.9%	5.8%

Fiscal 2015 Compared to Fiscal 2014

Net Sales. Consolidated net sales in fiscal 2015 were $4,375.0 million, an increase of 7.7%, from $4,063.7 million in fiscal 2014. The growth in sales includes a 5.4% contribution from acquisitions and a 1.0% unfavorable impact of changes in foreign currency translation rates.

Dental segment sales in fiscal 2015 rose 3.0% to $2,454.3 million from $2,382.1 million in fiscal 2014. The growth included a 0.2% contribution from acquisitions and a 0.8% unfavorable impact from changes in foreign currency translation rates. Consumable sales increased 2.5%. Dental equipment and software sales increased 2.9% in fiscal 2015 to $818.3 million with strong contributions from both basic equipment and technology sales, led by new users of CEREC CAD/CAM systems. Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, increased 6.2% in fiscal 2015.

Veterinary segment sales grew 21.1% to $1,456.6 million, with the NVS Acquisition responsible for 17.1 percentage points of such growth over the prior year. Consumables increased 2.9%, equipment and software sales increased 5.5% and other increased 1.5%. We believe that our equipment and technology strategy, which includes enhancing our infrastructure and becoming a national technical service provider, is driving the increases in equipment, software and services.

Medical segment sales of $464.2 million decreased 3.0% from fiscal 2014. Sales were negatively affected by 4.3% due to reduced sales from the non-core product lines that were divested in fiscal 2014, and by 0.7% due to an unfavorable impact of changes in foreign currency translation rates.

Gross Margin. Consolidated gross margin decreased 120 basis points from the prior year to 28.3%. The NVS Acquisition accounts for 130 basis points of the decrease and the Medical Restructuring accounts for 10 basis points increase resulting in a comparable gross margins being flat year over year. Veterinary gross margin decreased 150 basis points mainly due to the acquisition of NVS.

Operating Expenses. The consolidated operating expense ratio of 19.8% decreased 120 basis points from the prior year ratio of 21.0%. The NVS Acquisition accounts for 90 basis points of the decrease. The incremental expenses from the Transaction Costs relating to the acquisition of Animal Health International and the potential sale of Patterson Medical increased operating expenses by 10 basis points and the Medical Restructuring decreased operating expenses by 30 basis points resulting in a comparable decrease of 10 basis points from the prior year.

Operating Income. Current year operating income was $373.4 million, or 8.5% of net sales. In the prior year, operating income was $345.8 million, or 8.5% of net sales.

Other (Expense) Income, Net. Net other expense was $30.8 million in the current year, a decrease of $2.0 million from the prior year. Net other expense is comprised primarily of interest expense, partly offset by interest income. Foreign currency had a negative impact of $1.9 million compared to a negative impact of $2.1 million in the prior year.

Income Taxes. The effective income tax rate was 34.8% in fiscal 2015 as compared to 35.9% in fiscal 2014. The effective tax rate decreased in fiscal 2015 as compared to fiscal 2014 due to the unfavorable impact of the Medical Restructuring in fiscal 2014 and an overall current year geographical shift in profits due to the NVS acquisition.

Net Income and Earnings Per Share. Net income increased 11.3% to $223.3 million, compared to $200.6 million in the prior year. The increase is mainly driven by increased sales. Earnings per diluted share were $2.24 in the current year compared to $1.97 in the prior year. Transaction Costs in the current year and Medical Restructuring costs in the prior year reduced earnings per diluted share by $0.03 and $0.13, respectively. Weighted average diluted shares in the current year were 99,694,000 compared to 101,643,000 in the prior year. The decrease in the weighted average shares was primarily due to share repurchase activity. The current year’s cash dividend was $0.82 per common share compared to $0.68 in the prior year.

Fiscal 2014 Compared to Fiscal 2013

Net Sales. Consolidated net sales in fiscal 2014 were $4,063.7 million, an increase of 11.7%, from $3,637.2 million in fiscal 2013. The growth in sales includes an 11.3% contribution from acquisitions and a 0.4% unfavorable impact of changes in foreign currency translation rates.

Dental segment sales in fiscal 2014 rose 0.1% to $2,382.1 million from $2,380.0 million in fiscal 2013. The growth included a 0.1% contribution from acquisitions and a 0.5% unfavorable impact from changes in foreign currency translation rates. Consumable sales increased 1.3%. Dental equipment and software sales decreased 1.8% in fiscal 2014 to $828.9 million due to strong CEREC sales in fiscal 2013 following a successful trade-up program, as well as a decrease in revenues from digital radiography products although unit volumes increased. The average selling price per unit in the latter category declined in fiscal 2014 as the focus shifted from higher capacity product to more mid-line product in the extra oral categories. Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, increased 0.3% in fiscal 2014.

Veterinary segment sales grew 59.3% to $1,203.0 million. Acquisitions added 55.8% to sales in fiscal 2014. Excluding the NVS Acquisition, consumables increased 2.5%, equipment and software sales increased 20.3% and other increased 15.5%.

Medical segment sales of $478.6 million decreased 4.7% from fiscal 2013, primarily as a result of reduced sales from the non-core product lines that were divested in fiscal 2014. Fiscal 2014 sales were also impacted by continuing challenges in our international business due to austerity measures implemented over healthcare costs by foreign governments. Foreign exchange rate changes had an unfavorable impact to fiscal 2014 sales growth of 0.2%.

Gross Margin. Consolidated gross margin decreased 320 basis points from fiscal 2013 to 29.5%. The NVS Acquisition accounts for 250 basis points of the decrease and the Medical Restructuring accounts for 10 basis points resulting in a comparable decrease of 60 basis points from fiscal 2013’s gross margin of 32.7%. Veterinary gross margin decreased 430 basis points mainly due to the acquisition of NVS.

Operating Expenses. The consolidated operating expense ratio of 21.0% decreased 200 basis points from fiscal 2013’s ratio of 23.0%. The NVS Acquisition accounts for 190 basis points of the decrease. The incremental expenses from information technology initiatives increased operating expense by 30 basis points and the Medical Restructuring increased operating expenses by 30 basis points resulting in a comparable decrease of 70 basis points from fiscal 2013 of 23.0%.

Operating Income. Fiscal 2014 operating income was $345.8 million, or 8.5% of net sales. In fiscal 2013, operating income was $354.5 million, or 9.7% of net sales. The decrease in the operating margin was due primarily to the NVS Acquisition, the Medical Restructuring and incremental expenses from the information technology initiatives, which combined reduced the operating margin by 140 basis points, resulting in a comparable operating margin rate of 9.9%.

Other (Expense) Income, Net. Net other expense was $32.8 million in fiscal 2014, a decrease of $0.5 million from fiscal 2013. Net other expense was comprised primarily of interest expense, partly offset by interest income. Foreign currency had a negative impact of $2.1 million compared to a negative impact of $1.5 million in fiscal 2013. Interest income of $5.0 million was up from $4.5 million in fiscal 2013.

Income Taxes. The effective income tax rate was 35.9% in fiscal 2014 as compared to 34.5% in fiscal 2013. The effective tax rate increased in fiscal 2014 as compared to fiscal 2013 due to certain one-time benefits that were included in the fiscal 2013 rate and the unfavorable impact of the Medical Restructuring in fiscal 2014.

Net Income and Earnings Per Share. Net income decreased 4.6% to $200.6 million, compared to $210.3 million in fiscal 2013. The decline was the result of the Medical Restructuring and the incremental expenses incurred in the information technology initiatives partially offset by the earnings contribution from NVS. Earnings per diluted share were $1.97 in fiscal 2014 compared to $2.03 in fiscal 2013. The impact on earnings per diluted share from the Medical Restructuring was $0.13 in fiscal 2014, and incremental information technology expenditures impacted diluted earnings per share by $0.07 in fiscal 2014. Weighted average diluted shares in fiscal 2014 were 101,643,000 compared to 103,807,000 in fiscal 2013. The decrease in the weighted average shares is primarily due to share repurchase activity. The fiscal 2014 cash dividend was $0.68 per common share compared to $0.58 in fiscal 2013.

Liquidity and Capital Resources

Patterson’s operating cash flow has been our principal source of liquidity in the last three fiscal years. During fiscal 2015 and 2014, we used our revolving credit facility periodically as a source of liquidity in addition to operating cash flow. Operating activities generated cash of $262.7 million in fiscal 2015, compared to $195.8 million in fiscal 2014 and $299.2 million in fiscal 2013. Our operating activities are primarily driven by net income.

Capital expenditures were $62.9 million, $40.3 million and $22.0 million in fiscal years 2015, 2014 and 2013, respectively. Significant expenditures in these years included investments in our information technology initiatives. We expect capital expenditures to be approximately $54 million in fiscal 2016, with our main investment being in information technology initiatives.

Cash used for acquisitions and equity investments totaled $10.5 million in fiscal 2015, $145.8 million in fiscal 2014 and $14.6 million in fiscal 2013. The majority of the cash used for acquisitions in fiscal 2015 related to the acquisition of Holt Dental. In fiscal 2014, the majority of the cash used for acquisitions related to the acquisitions of NVS and Mercer Mastery. In fiscal 2013, the majority of the cash used for acquisitions related to the acquisitions of Iowa Dental Supply and Universal Vaporizer Support. See “Subsequent Events” in this Item 7 and Note 19 to the Consolidated Financial Statements for information regarding our acquisition of Animal Health International.

In fiscal 2015, we entered into a Note Purchase Agreement, under which we issued fixed rate Senior Notes in an aggregate principal amount of $250.0 million at an interest rate of 3.48% per annum, due March 24, 2025.

The proceeds were used to repay $250.0 million of Senior Notes that came due on March 25, 2015. In fiscal 2013, we retired $125.0 million of debt. See Note 7 to the Consolidated Financial Statements for further information.

In fiscal 2015, a cash payment of $29.0 million was made to settle an interest rate swap. We originally entered into this swap in January 2014 to hedge interest rate fluctuations in anticipation of refinancing the Senior Notes that came due on March 25, 2015.

In fiscal 2014, we invested in three time deposits with total principal of $110.0 million Canadian. Our time deposit securities are classified as “held-to-maturity” securities and are carried at cost, adjusted for accrued interest and amortization. At April 25, 2015, these securities are classified as short-term investments in the amount of $53.4 million.

Total dividends paid in fiscal years 2015, 2014 and 2013 were $81.8 million, $85.7 million and $43.7 million, respectively. We expect to continue to pay a quarterly cash dividend for the foreseeable future. In addition, during fiscal 2015, we repurchased approximately 1.2 million shares of common stock for approximately $47.5 million. In fiscal 2014, we repurchased approximately 2.4 million shares of common stock for approximately $96.5 million. In fiscal 2013, we repurchased approximately 5.2 million shares of common stock for approximately $179.5 million. Under a share repurchase plan authorized by the Board of Directors, as of March 19, 2013, Patterson may repurchase up to 25.0 million shares of its common stock. This authorization remains in effect through March 19, 2018. As of April 25, 2015, approximately 20.9 million shares remain available under the current repurchase authorization.

Management expects funds generated from operations and existing cash to be sufficient to meet our working capital needs for the next fiscal year. We have $347.3 million in cash and cash equivalents as of April 25, 2015, of which $212.9 million is in foreign bank accounts. None of our cash balances is subject to any withdrawal restrictions. See Note 12 to the Consolidated Financial Statements for further information regarding our intention to permanently reinvest these funds. In addition, we have a $300 million revolving credit facility, which expires in fiscal 2017. Patterson’s existing debt facilities are believed to be adequate as a supplement to internally generated cash flows to fund anticipated expansion plans and strategic initiatives.

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

In December 2010, the Receivables Purchase Agreement was amended to make The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”) the managing agent. As of April 25, 2015, the total capacity under this agreement is $500 million, which includes $300 million with BTMU and the remainder with Royal Bank of Canada (RBC). In August 2011, Fifth Third Bank (FTB) replaced U.S. Bank National Association as the agent under the Contract Purchase Agreement, which has a capacity of $100 million as of April 25, 2015. Our financing business is described in further detail in Note 6 “Customer Financing” of the Notes to the Consolidated

Financial Statements in Item 8 of this Form 10-K. Note 6, discusses the nature and business purpose of the arrangements and the activity under each arrangement during fiscal 2015, including the amount of finance contracts sold and the deferred purchase price receivable owed to us.

Contractual Obligations

A summary of Patterson’s contractual obligations as of April 25, 2015 follows (in thousands):

	Payments due by year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$725,000	$—	$150,000	$60,000	$515,000
Interest on long-term debt	195,080	28,759	57,517	38,497	70,307
Operating leases	73,473	21,133	28,836	15,834	7,670

Total	$993,553	$49,892	$236,353	$114,331	$592,977

Patterson is unable to determine its contractual obligations by year related to the provisions of ASC Topic 740, “Income Taxes”, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits including interest and penalties at April 25, 2015 is $20.9 million.

For a more complete description of Patterson’s contractual obligations, see Notes 7 and 11 to the Consolidated Financial Statements.

Outlook

For the past several years, we have grown revenue and earnings by: delivering value-added, full-service capabilities; enhancing customer service through technology; further improving operating efficiencies; and expanding both organically and through acquisitions. While we expect the recent slow economic growth to continue to affect our performance for the foreseeable future, Patterson’s strategy will remain focused on the initiatives above, as well as our current efforts to broaden our view of our markets and focus on our core strengths in our Dental and Veterinary businesses. We believe this combination of strategies will further optimize our operational platform, expand our growth profile and position Patterson to capitalize on the growth opportunities before us. With strong operating cash flow and available credit capacity, we are confident that we will be able to financially support our future growth.

Asset Management

The following table summarizes Patterson’s days sales outstanding (“DSO”) and inventory turnover the past three fiscal years:

	2015	2014	2013
DSO (1)	48	46	42
Inventory turnover	6.2	7.2	7.1

(1)	Calculation includes approximately $12 million, $7 million and $9 million as of April 25, 2015, April 26, 2014 and April 27, 2013, respectively, of receivables from finance contracts received from customers related to certain financing promotions.

Foreign Operations

Foreign sales derive primarily from Patterson Dental and Patterson Medical operations in Canada, from Patterson Veterinary’s operations in the U.K. and from Patterson Medical operations in the U.K., France, Australia and Thailand. Fluctuations in currency exchange rates have not significantly impacted earnings.

However, changes in exchange rates adversely affected net sales by $40.2 million, $13.9 million, and $5.6 million in fiscal years 2015, 2014 and 2013, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.

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

Equipment and software product revenues are recognized upon delivery and, if necessary, installation. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Patterson provides financing for select equipment and software sales. Revenue is recorded at the present value of the finance contract, with discount, if any, and interest income recognized over the life of the finance contract as “other income”. See Note 6 to the Consolidated Financial Statements for more information regarding customer financing.

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

Patterson Advantage Loyalty Program – Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated in January 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 25, 2015, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87% of the maximum potential amount that could be redeemed. We use the redemption recognition method, and we recognize the estimated value of unused–Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.

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

Goodwill and Other Indefinite-Lived Intangible Assets – Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We have three reporting units as of April 25, 2015, which are the same as our reportable segments. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.

We evaluate goodwill at least annually using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test. In fiscal 2015, we determined it was appropriate to perform a two-step impairment test.

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

In the fourth quarter of fiscal 2015, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment and that none of our reporting units are at risk of failing step 1. Although we believe estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and financial results, including an impairment charge that could be material.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that our tax return position is supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made and could materially affect our financial results.

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

Subsequent Events

On June 16, 2015, we completed the previously announced acquisition of Animal Health International, Inc., a leading production animal health distribution company in the United States, for approximately $1.1 billion in cash. Animal Health International generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. This acquisition will more than double the size of Patterson’s veterinary business. The combined unit will offer a range of products and services to customers in the U.S., Canada and the U.K. See Note 19 to the Consolidated Financial Statements for further information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk consisting of foreign currency rate fluctuations and changes in interest rates.

Patterson is exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars, British Pounds, Euros, Australian Dollars, New Zealand Dollars and Thai Bahts. Although Patterson is not currently involved with foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have reduced fiscal 2015 net sales by approximately $91 million. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 25, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures, of this Annual report on Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 25, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patterson Companies, Inc. as of April 25, 2015 and April 26, 2014, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 25, 2015, and our report dated June 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. as of April 25, 2015 and April 26, 2014, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 25, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 25, 2015 and April 26, 2014, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended April 25, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patterson Companies, Inc.’s internal control over financial reporting as of April 25, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

June 24, 2015

PATTERSON COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 25, 2015	April 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$347,260	$264,908
Short-term investments	53,372	40,775
Receivables, net of allowance for doubtful accounts of $8,419 and $9,873 at April 25, 2015 and April 26, 2014, respectively	644,139	607,580
Inventory	456,687	436,463
Prepaid expenses and other current assets	71,767	65,991

Total current assets	1,573,225	1,415,717
Property and equipment, net	226,805	204,939
Long-term receivables, net	71,686	90,535
Goodwill	837,099	844,433
Identifiable intangibles, net	199,829	223,150
Other	39,062	85,903

Total assets	$2,947,706	$2,864,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$349,635	$342,056
Accrued payroll expense	79,964	66,567
Other accrued liabilities	148,086	134,840

Total current liabilities	577,685	543,463
Long-term debt	725,000	725,000
Deferred income taxes	88,264	94,004
Other	42,634	30,546

Total liabilities	1,433,583	1,393,013
Stockholders’ equity:
Common stock, $.01 par value: authorized shares – 600,000; issued and outstanding shares – 103,278 and 103,965 at April 25, 2015 and April 26, 2014, respectively	1,033	1,040
Additional paid-in capital	21,026	—
Accumulated other comprehensive income (loss)	(60,346)	25,370
Retained earnings	1,630,148	1,531,198
Unearned ESOP shares	(77,738)	(85,944)

Total stockholders’ equity	1,514,123	1,471,664

Total liabilities and stockholders’ equity	$2,947,706	$2,864,677

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Net sales	$4,375,020	$4,063,715	$3,637,212
Cost of sales	3,136,814	2,865,437	2,446,443

Gross profit	1,238,206	1,198,278	1,190,769
Operating expenses	864,779	852,522	836,314

Operating income	373,427	345,756	354,455

Other income and expense:
Other income, net	2,937	2,869	3,059
Interest expense	(33,693)	(35,713)	(36,397)

Income before taxes	342,671	312,912	321,117
Income taxes	119,410	112,300	110,845

Net income	$223,261	$200,612	$210,272

Earnings per share:
Basic	$2.26	$1.99	$2.04

Diluted	$2.24	$1.97	$2.03

Weighted average shares:
Basic	98,989	100,727	103,030

Diluted	99,694	101,643	103,807

Dividends declared per common share	$0.82	$0.68	$0.58

Comprehensive income
Net income	$223,261	$200,612	$210,272
Foreign currency translation (loss)/gain	(73,271)	6,059	(7,132)
Cash flow hedges, net of tax	(12,445)	(5,854)	(158)

Comprehensive income	$137,545	$200,817	$202,982

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Unearned ESOP Shares
	Common Stock
	Number	Amount					Total
Balance at April 28, 2012	109,924	$1,099	$—	$32,455	$1,456,233	$(114,585)	$1,375,202
Foreign currency translation	—	—	—	(7,132)	—	—	(7,132)
Cash flow hedges	—	—	—	(158)	—	—	(158)
Net income	—	—	—	—	210,272	—	210,272
Dividends declared	—	—	—	—	(57,384)	—	(57,384)
Common stock issued and related tax benefits	870	9	21,316	—	—	—	21,325
Repurchase of common stock	(5,224)	(52)	(35,941)	—	(145,763)	—	(181,756)
Stock based compensation	—	—	14,625	—	—	—	14,625
ESOP activity	—	—	—	—	—	19,461	19,461

Balance at April 27, 2013	105,570	1,056	—	25,165	1,463,358	(95,124)	1,394,455
Foreign currency translation	—	—	—	6,059	—	—	6,059
Cash flow hedges	—	—	—	(5,854)	—	—	(5,854)
Net income	—	—	—	—	200,612	—	200,612
Dividends declared	—	—	—	—	(72,413)	—	(72,413)
Common stock issued and related tax benefits	749	7	27,461	—	—	—	27,468
Repurchase of common stock	(2,354)	(23)	(36,104)	—	(60,359)	—	(96,486)
Stock based compensation	—	—	8,643	—	—	—	8,643
ESOP activity	—	—	—	—	—	9,180	9,180

Balance at April 26, 2014	103,965	1,040	—	25,370	1,531,198	(85,944)	1,471,664
Foreign currency translation	—	—	—	(73,271)	—	—	(73,271)
Cash flow hedges	—	—	—	(12,445)	—	—	(12,445)
Net income	—	—	—	—	223,261	—	223,261
Dividends declared	—	—	—	—	(82,531)	—	(82,531)
Common stock issued and related tax benefits	507	5	11,331	—	—	—	11,336
Repurchase of common stock	(1,194)	(12)	(5,747)	—	(41,780)	—	(47,539)
Stock based compensation	—	—	15,442	—	—	—	15,442
ESOP activity	—	—	—	—	—	8,206	8,206

Balance at April 25, 2015	103,278	$1,033	$21,026	$(60,346)	$1,630,148	$(77,738)	$1,514,123

See accompanying notes

PATTERSON COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Operating activities:
Net income	$223,261	$200,612	$210,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,895	27,113	25,720
Amortization	24,435	22,873	20,282
Bad debt expense	3,384	3,220	1,119
Non-cash employee compensation	26,485	20,018	35,202
Excess tax benefits from stock-based compensation	(255)	(1,290)	(2,487)
Non-cash charges related to medical divestitures	—	13,842	—
Deferred income taxes	5,702	7,765	7,049
Change in assets and liabilities net of acquired:
Receivables	(38,023)	(50,756)	17,226
Inventory	(22,654)	(36,019)	(39,096)
Accounts payable	6,769	12,345	41,347
Accrued liabilities	41,344	14,125	(21,767)
Long term receivables	814	(5,108)	27
Other changes from operating activities, net	(35,466)	(32,904)	4,301

Net cash provided by operating activities	262,691	195,836	299,195

Investing activities:
Additions to property and equipment	(62,945)	(40,387)	(21,983)
Acquisitions and equity investments, net of cash assumed	(10,515)	(145,815)	(14,650)
Proceeds from sale	46,369	6,546	—
Purchase of investment	(543)	(99,672)	—
Other investing activities	18,035	(4,436)	6,595

Net cash used in investing activities	(9,599)	(283,764)	(30,038)

Financing activities:
Dividends paid	(81,760)	(85,657)	(43,767)
Repurchases of common stock	(47,539)	(96,486)	(179,525)
ESOP activity	(188)	435	1,576
Common stock issued, net	7,300	20,217	13,131
Retirement of long term debt	(250,000)	—	(125,000)
Proceeds from issuance of long-term debt	250,000	—	—
Settlement of swap	(29,003)	—	—
Payment to revolver	(130,000)	(135,000)	—
Draw on revolver	130,000	135,000	—
Excess tax benefits from stock-based compensation	255	1,290	2,487

Net cash used in financing activities	(150,935)	(160,201)	(331,098)
Effect of exchange rate changes on cash	(19,805)	7,809	(6,612)

Net increase (decrease) in cash and cash equivalents	82,352	(240,320)	(68,553)
Cash and cash equivalents at beginning of period	264,908	505,228	573,781

Cash and cash equivalents at end of period	$347,260	$264,908	$505,228

Supplemental disclosures:
Income taxes paid	$110,909	$108,374	$124,146
Interest paid	34,076	34,933	35,965
Repurchases of common stock with liability due to broker	—	—	2,707

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 25, 2015

(Dollars, except per share amounts, and shares in thousands)

1. Summary of Significant Accounting Policies

Description of Business

Patterson Companies, Inc. (referred to herein as “Patterson” or in the first person notations “we,” “our,” and “us”) is a value-added distributor serving the North American dental supply, U.S. and U.K. veterinarian supply and the worldwide rehabilitation and assistive products supply market. Patterson Companies has three reportable segments: dental supply, veterinary supply and rehabilitation supply.

Basis of Presentation

The consolidated financial statements include the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The respective assets of PDC Funding Company, LLC and PDC Funding Company II, LLC would be available first and foremost to satisfy the claims of their respective creditors. There are no known creditors of PDC Funding Company, LLC or PDC Funding Company II, LLC.

Fiscal Year End

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal years 2013, 2014 and 2015 ending April 27, 2013, April 26, 2014 and April 25, 2015, respectively, included 52 weeks. Fiscal year 2016 will end on April 30, 2016 and consist of 53 weeks.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market funds and government securities. The maturity of these securities at the time of purchase is 90 days or less. All cash and cash equivalents are classified as available-for-sale and carried at fair value, which approximates cost.

Inventory

Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO represent 76% and 75% of total inventories at April 25, 2015 and April 26, 2014, respectively.

The accumulated LIFO reserve was $76,474 at April 25, 2015 and $74,607 at April 26, 2014. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over estimated useful lives of up to 39 years for buildings or the expected remaining life of purchased buildings, the term of the lease for leasehold improvements, 3 years for laptops, 5 years for computer hardware and software, and 5 to 10 years for office furniture and equipment.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We have three reporting units as of April 25, 2015, which are the same as our reportable segments. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.

We evaluate goodwill at least annually using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test. In fiscal 2015, we determined it was appropriate to perform a two-step impairment test.

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

In the fourth quarter of fiscal 2015, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment and that none of our reporting units are at risk of failing step 1. Although we believe estimates and assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such estimates and assumptions could materially affect such impairment analyses and financial results, including an impairment charge that could be material.

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

Financial Instruments

We account for derivative financial instruments under the provisions of Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.” Our use of derivative financial instruments is generally limited to managing well-defined interest rate risks. Patterson does not use financial instruments or derivatives for any trading purposes.

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

Equipment and software product revenues are recognized upon delivery and, if necessary, installation. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Patterson provides financing for select equipment and software sales. Revenue is recorded at the present value of the finance contract, with discount, if any, and interest income recognized over the life of the finance contract as “other income”. See Note 6 for more information regarding customer financing.

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

Net sales does not include sales tax as we are considered a pass-through conduit for collecting and remitting sales tax.

Patterson Advantage Loyalty Program

The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program are recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 25, 2015, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87% of the maximum potential amount that could be redeemed. We use the redemption recognition method and we recognize the estimated value of unused Advantage dollars as a percentage of Patterson Advantage dollars earned. Breakage recognized was immaterial to all periods presented.

Freight and Delivery Charges

Freight and delivery charges are included in cost of sales in the consolidated statements of income.

Advertising

We expense all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $16,798, $18,263 and $19,721 for fiscal years 2015, 2014 and 2013, respectively. Deferred direct-marketing expenses included in prepaid and other current assets on the consolidated balance sheet as of April 25, 2015 and April 26, 2014 were $1,329 and $2,031, respectively.

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

Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax benefit related to cash flow hedge losses was $10,843, $0 and $35 for the fiscal years ended April 25, 2015, April 26, 2014 and April 27, 2013, respectively.

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

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Denominator
Denominator for basic earnings per share – weighted average shares	98,989	100,727	103,030
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	705	916	777

Denominator for diluted earnings per share – adjusted weighted average shares	99,694	101,643	103,807

Potentially dilutive securities representing 147, 39 and 362 shares for fiscal years 2015, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Under the current pronouncement, we are required to adopt the new pronouncement in the first quarter of fiscal 2017. Early adoption is permitted. At this time, we do not anticipate a material impact to the financial statements once implemented.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. In April 2015, the FASB proposed extending the effective date by one year. We are evaluating the new standard, but do not, at this time, anticipate a material impact to the financial statements once implemented.

2. Cash and Cash Equivalents

At April 25, 2015 and April 26, 2014, cash and cash equivalents consisted of the following:

	April 25, 2015	April 26, 2014
Cash on hand	$256,691	$213,397
Money market funds	90,569	51,511

Total	$347,260	$264,908

Cash on hand is generally in interest earning accounts.

3. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for each of our reportable segments for the fiscal year ended April 25, 2015 are as follows:

	Balance at April 26, 2014	Acquisition Activity and Divestitures	Other Activity	Balance at April 25, 2015
Dental supply	$137,463	$3,097	$(1,111)	$139,449
Rehabilitation supply	545,007	—	(7,832)	537,175
Veterinary supply	161,963	924	(2,412)	160,475

Total	$844,433	$4,021	$(11,355)	$837,099

The increase in the acquisition activity column primarily reflects the purchase price allocation for the Dental segment acquisition of Holt Dental. The other activity column is comprised primarily of the impact from foreign currency translation.

Other intangible assets acquired in the acquisitions in fiscal 2015 had a fair value of approximately $6,245 and a weighted average useful life of 7.7 years.

Balances of other intangible assets excluding goodwill are as follows:

	April 25, 2015	April 26, 2014
Unamortized – indefinite lived:
Copyrights, trade names and trademarks	$76,464	$76,464

Amortized:
Distribution agreement, customer lists and other	284,393	286,365
Less: Accumulated amortization	(161,028)	(139,679)

Net amortized intangible assets	123,365	146,686

Total identifiable intangible assets, net	$199,829	$223,150

In 2006, we extended our exclusive North American distribution agreement with Sirona Dental Systems GmbH (“Sirona”) for Sirona’s CEREC dental restorative system. We paid a $100,000 distribution fee to extend the agreement for a 10-year period that began in October 2007, which is included in identifiable intangibles, net in the consolidated balance sheet. The amortization of the distribution agreement fee is recorded over the expected life, with amortization based on estimates of the pattern in which the economic benefits of the fee are expected to be realized, consisting primarily of revenues generated from the sale of CEREC dental restorative systems. Amortization expense in any year may differ significantly from other years. In fiscal 2013, we expanded our exclusive distribution relationship with Sirona to add Sirona imaging products to our exclusive offerings, as well as add mechanisms to adjust the exclusivity term depending on performance. No additional monies were exchanged as part of this expanded relationship. This is not a “take-or-pay” contract.

With respect to the amortized intangible assets, future amortization expense is expected to approximate $24,186, $23,498, $22,363, $20,624 and $8,590 for fiscal years 2016, 2017, 2018, 2019 and 2020, respectively. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, actual revenues generated from the sale of CEREC dental restorative systems, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

4. Acquisitions and Equity Investments

We completed acquisitions during fiscal years 2015, 2014 and 2013. The operating results of each of these acquisitions are included in our consolidated statements of income from the date of each acquisition. Pro forma results of operations and details of the purchase price allocations have not been presented for the fiscal year 2015 acquisitions, as the effects of these business acquisitions were not material either individually or in the aggregate.

In August 2013, we completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC. NVS is the largest veterinary products distributor in the U.K. Total cash consideration paid for NVS was approximately $142,693. Operating results for this acquisition are included in the Veterinary reporting segment. The acquisition contributed net sales of $419,340 to the segment during fiscal year 2014.

A listing of acquisitions completed during the periods covered by these financial statements is presented below. We acquired 100% of all companies listed below:

Entity	Segment
Fiscal 2015:
Holt Dental Supply	Dental supply
C.A.P.L. Limited and Abbey Veterinary Services	Veterinary supply

Fiscal 2014:
Mercer Mastery	Dental supply
National Veterinary Supply	Veterinary supply

Fiscal 2013:
Iowa Dental Supply	Dental supply
Universal Vaporizer Support	Veterinary supply

5. Property and Equipment

Property and equipment consisted of the following items:

	April 25, 2015	April 26, 2014
Land	$12,988	$14,925
Buildings	125,384	129,360
Leasehold improvements	19,458	18,295
Furniture and equipment	147,205	152,899
Computer hardware and software	122,439	109,580
Construction-in-progress (1)	51,851	18,110

	479,325	443,169
Accumulated depreciation	(252,520)	(238,230)

Property and equipment, net	$226,805	$204,939

(1)	Includes $43,601 and $12,959 of capitalized software as of April 25, 2015 and April 26, 2014, respectively.

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

Patterson operates under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. At least 12% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The capacity under the agreement at April 25, 2015 was $500,000.

Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson has established another special purpose entity, PDC Funding II, as a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive the proceeds of the contracts upon sale. At least 15% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The capacity under the agreement at April 25, 2015 was $100,000.

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

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During fiscal 2015, 2014 and 2013, we sold approximately $312,303, $282,698 and $283,175, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by

Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with the covenants at April 25, 2015.

Included in cash and cash equivalents in the consolidated balance sheets are $29,863 and $28,152 as of April 25, 2015 and April 26, 2014, respectively, which represents cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. Included in current receivables in the consolidated balance sheets are $88,470, net of unearned income of $4,197, and $63,236, net of unearned income of $5,894, as of April 25, 2015 and April 26, 2014, respectively, of finance contracts not yet sold by Patterson. A total of $535,595 of finance contracts receivable sold under the agreements was outstanding at April 25, 2015. The deferred purchase price under the arrangements was $66,715 and $84,750 as of April 25, 2015 and April 26, 2014, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

7. Long-Term Debt

Expected future minimum principal payments under our debt obligations are as follows: $150,000 in fiscal 2018, $60,000 in fiscal 2019 and $515,000 in years thereafter.

In March 2008, Patterson issued fixed-rate senior notes with an aggregate principal amount of $450,000, consisting of (i) $50,000 4.63% senior notes, paid in fiscal 2013; (ii) $250,000 5.17% senior notes, paid in fiscal 2015; and (iii) $150,000 5.75% senior notes, due fiscal 2018.

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

In addition, in March 2008 we entered into two forward starting interest rate swap agreements, each with notional amounts of $100,000 and accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the issuance of the 5.17% senior notes due fiscal 2015 and the 5.75% senior notes due fiscal 2018, respectively. Upon issuance of the hedged debt, Patterson settled the forward starting interest rate swap agreements and recorded a $1,000 increase, net of income taxes, to other comprehensive income, which is being amortized against interest expense over the life of the related debt. The pre-tax amount reclassified into earnings during fiscal years 2015, 2014 and 2013 was $185, $200 and $200, respectively. The pre-tax amount expected to be reclassified into earnings during fiscal 2016 is $91.

In January 2014 we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for as cash flow hedge, to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015 with a loan for $250,000 and a term of ten years. This note was repaid on March 25, 2015 and replaced with new $250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount is recorded in other comprehensive income (loss), net of tax, and will be recognized as interest expense over the ten-year life of the new notes. The pre-tax amount reclassified into earnings during fiscal year 2015 was $242. The pre-tax amount expected to be reclassified into earnings during fiscal 2016 is $2,900.

Patterson has available a $300,000 revolving credit facility through December 2016. Interest on borrowings is based on LIBOR plus a spread which can range from 1.125% to 1.875%. This spread as well as a commitment fee on the unused portion of the facility are based on our leverage ratio, as defined in the agreement. There were no outstanding borrowings under the facility at April 25, 2015 or April 26, 2014.

The debt agreements contain various financial covenants including certain leverage and interest coverage ratios as defined in the agreements. Patterson met the financial and nonfinancial covenants under the debt agreements as of April 25, 2015.

Patterson’s debt consists of the following:

	April 25, 2015	April 26, 2014
5.17% senior notes due fiscal 2015	$—	$250,000
5.75% senior notes due fiscal 2018	150,000	150,000
2.95% senior notes due fiscal 2019	60,000	60,000
3.59% senior notes due fiscal 2022	165,000	165,000
3.74% senior notes due fiscal 2024	100,000	100,000
3.48% senior notes due fiscal 2025	250,000	—

Total debt	725,000	725,000
Less: current debt obligations	—	—

Long-term debt	$725,000	$725,000

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

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 25, 2015, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of November 2022. Patterson sold an identical interest rate cap to the same bank.

Similar to the above agreements, PDC Funding II and Patterson entered into offsetting and identical interest rate cap agreements with a notional amount of $100,000 in fiscal 2014. In August 2014, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. The notional amount remained at $100,000 and the new maturity date is October 2022.

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

In January 2014 we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for as cash flow hedge, to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015 with a loan for $250,000 and a term of ten years. This note was repaid on March 25, 2015 and replaced with new $250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount will be recognized as interest expense over the ten-year life of the new notes.

The following presents the fair value of interest rate contracts included in the consolidated balance sheets:

Derivative type	Classification	April 25, 2015	April 26, 2014
Assets:
Interest rate contracts	Other noncurrent assets	$1,255	$1,716
Liabilities:
Interest rate contracts	Other noncurrent liabilities	1,255	1,720
Interest rate swap	Other current liabilities	—	5,660

The following presents the effect of interest rate contracts and interest rate swaps on the consolidated statements of income and other comprehensive income:

		Fiscal Year Ended
Derivative type	Location of gain/(loss) recognized on derivative	April 25, 2015	April 26, 2014	April 27, 2013
Interest rate contracts	Other income, net	$—	$4	$78
Interest rate swap	Other comprehensive income	(12,445)	(5,660)	—

We recorded $56 as interest expense in fiscal 2015 related to interest rate swaps. We recorded no ineffectiveness during fiscal 2015, 2014 or 2013.

9. Fair Value Measurements

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 25, 2015 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$90,569	$90,569	$—	$—
Derivative instruments	1,255	—	1,255	—

Total assets	$91,824	$90,569	$1,255	$—

Liabilities:

Derivative instruments	$1,255	$—	$1,255	$—

Our hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 26, 2014 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$51,511	$51,511	$—	$—
Derivative instruments	1,716	—	1,716	—

Total assets	$53,227	$51,511	$1,716	$—

Liabilities:

Derivative instruments	$7,380	$—	$7,380	$—

Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.

Derivative instruments – Patterson’s derivative instruments consist of interest rate contracts and interest rate swaps. These instruments are valued using inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets in fiscal years 2015, 2014 or 2013.

Patterson’s long-term debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 25, 2015 and April 26, 2014 was $746,685 and $742,619, respectively, as compared to a carrying value of $725,000 at both April 25, 2015 and April 26, 2014. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 25, 2015 and April 26, 2014.

10. Securities

On October 25, 2013, we invested in three time deposits with total principal of $110,000 Canadian. Our time deposit securities are classified as “held-to-maturity” securities as we have both the intent and ability to hold until maturity. They are carried at cost, adjusted for accrued interest and amortization. The current value is not materially different than fair value. The fair value was determined based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which include a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially lower fair value estimate. The interrelationship between these inputs is insignificant.

On October 24, 2014, time deposits with a principal value of $45,000 Canadian matured with a value of $45,436 Canadian. The remaining time deposits with a principal value of $65,000 Canadian were classified as current assets at April 25, 2015 with a U.S. dollar equivalent value of $53,372.

11. Lease Commitments

Patterson leases facilities for its branch office locations, a few small distribution facilities, and certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under non-cancelable operating leases are as follows at April 25, 2015:

2016	$21,133
2017	16,052
2018	12,784
2019	8,953
2020	6,881
Thereafter	7,670

Total	$73,473

Rent expense was $21,112, $21,290 and $22,016 for the years ended April 25, 2015, April 26, 2014 and April 27, 2013, respectively.

12. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Current:
Federal	$91,264	$84,353	$80,290
Foreign	11,802	9,667	13,471
State	10,642	10,515	10,035

Total current	113,708	104,535	103,796
Deferred:
Federal	2,148	7,501	6,667
Foreign	3,542	(240)	(963)
State	12	504	1,345

Total deferred	5,702	7,765	7,049

Provision for income taxes	$119,410	$112,300	$110,845

Deferred tax assets and liabilities are included in prepaid expenses and other current assets and in other non-current liabilities on the consolidated balance sheets. Significant components of Patterson’s deferred tax assets (liabilities) as of April 25, 2015 and April 26, 2014 are as follows:

	April 25, 2015	April 26, 2014
Deferred current income tax asset (liability):
Capital accumulation plan	$5,812	$5,893
Inventory related items	5,974	5,512
Bad debt allowance	1,548	1,518
LIFO reserve	(18,179)	(16,279)
Other	13,987	13,447

Deferred net current income tax asset	9,142	10,091

Deferred long-term income tax (liability) asset:
Amortizable intangibles	(25,374)	(26,590)
Goodwill	(76,300)	(69,613)
Property, plant, equipment	(4,696)	(4,744)
Stock based compensation expense	9,129	8,130
Net operating loss carryforwards	5,661	6,848
Interest rate swap	10,843	—
Other	(3,087)	(4,276)

	(83,824)	(90,245)
Valuation allowance	(4,440)	(3,759)

Deferred net long-term income tax liability	(88,264)	(94,004)

Net deferred income tax liability	$(79,122)	$(83,913)

At April 25, 2015, we had foreign net operating loss carryforwards (“NOLs”) of $25,825, the majority of which are attributable to companies outside the U.S. that were acquired in prior years. A valuation allowance has been recorded for a portion of the $5,661 of deferred tax asset resulting from these NOLs because we believe that it is more likely than not that the losses will not be fully utilized due to uncertainties relating to future taxable income from the acquired companies.

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total undistributed earnings that would be subject to federal income tax if remitted under existing law are approximately $269,299 as of April 25, 2015. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. If a future distribution of these earnings is made, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Tax at U.S. statutory rate	$119,935	$109,519	$112,391
State tax provision, net of federal benefit	7,758	7,768	8,322
Effect of foreign taxes	(1,506)	461	(4,603)
Permanent differences	(5,549)	(4,843)	(3,439)
Other	(1,228)	(605)	(1,826)

	$119,410	$112,300	$110,845

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

As of April 25, 2015 and April 26, 2014, Patterson’s gross unrecognized tax benefits were $18,987 and $19,687, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $4,731 and $5,003, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheet.

A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended April 25, 2015 and April 26, 2014 are shown below:

	April 25, 2015	April 26, 2014
Balance at beginning of period	$19,687	$19,155
Additions for tax positions related to the current year	2,995	2,801
Additions for tax positions of prior years	57	1,372
Reductions for tax positions of prior years	(551)	(893)
Statute expirations	(3,201)	(2,655)
Settlements	—	(93)

Balance at end of period	$18,987	$19,687

We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 25, 2015 and April 26, 2014, we had recorded $1,925 and $2,124, respectively, for interest and penalties. These amounts are also included in other long-term liabilities on the consolidated balance sheet. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 25, 2015, we recorded as part of tax expense $448 related to an increase in our estimated liability for interest and penalties.

Patterson files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing our fiscal 2013 tax return and has either examined or waived examination for all periods up to and including our fiscal year ended April 30, 2011. Periodically, state, local and foreign income tax returns are examined by various taxing authorities. We do not believe that the outcome of these various examinations would have a material adverse impact on our financial statements.

13. Segment and Geographic Data

Patterson is comprised of three reportable segments: dental supply, veterinary supply, and rehabilitation supply. Our reportable business segments are strategic business units that offer similar products and services to different customer bases. The dental supply segment provides a virtually complete range of consumable dental products, clinical and laboratory equipment and value-added services to dentists, dental laboratories, institutions and other dental healthcare providers throughout North America. The veterinary supply segment is a leading distributor of veterinary supplies, primarily to companion-pet (dogs, cats and other common household pets) and equine veterinary clinics. They also provide products and services used for the diagnosis, treatment and/or prevention of diseases in companion animals and equine throughout the U.S. and U.K. The worldwide rehabilitation supply segment provides a comprehensive range of distributed and self-manufactured rehabilitation medical supplies and assistive products to acute care hospitals, long-term care facilities, rehabilitation clinics, dealers and schools.

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

The following table presents information about Patterson’s reportable segments:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Net sales
Dental supply	$2,454,295	$2,382,096	$2,379,970
Rehabilitation supply	464,155	478,574	501,997
Veterinary supply	1,456,570	1,203,045	755,245

Consolidated net sales	$4,375,020	$4,063,715	$3,637,212

Operating income
Dental supply	$249,575	$249,138	$247,747
Rehabilitation supply	67,182	46,763	65,027
Veterinary supply	56,670	49,855	41,681

Consolidated operating income	$373,427	$345,756	$354,455

Depreciation and amortization
Dental supply	$35,662	$35,209	$34,953
Rehabilitation supply	6,807	7,540	7,683
Veterinary supply	8,861	7,237	3,366

Consolidated depreciation and amortization	$51,330	$49,986	$46,002

	April 25, 2015	April 26, 2014
Total assets
Dental supply	$1,500,736	$1,342,333
Rehabilitation supply	815,526	876,211
Veterinary supply	631,444	646,133

Consolidated total assets	$2,947,706	$2,864,677

The following table presents sales information by product for Patterson and its reportable segments:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Consolidated
Consumable and printed products [1]	$3,083,113	$2,810,491	$2,377,635
Equipment and software [1]	958,067	940,088	959,539
Other	333,840	313,136	300,038

Total	$4,375,020	$4,063,715	$3,637,212

Dental supply
Consumable and printed products [1]	$1,355,982	$1,323,378	$1,307,450
Equipment and software [1]	818,342	795,132	809,652
Other	279,971	263,586	262,868

Total	$2,454,295	$2,382,096	$2,379,970

Rehabilitation supply
Consumable and printed products	$346,704	$352,181	$361,164
Equipment and software	93,054	100,936	114,818
Other	24,397	25,457	26,015

Total	$464,155	$478,574	$501,997

Veterinary supply
Consumable and printed products	$1,380,427	$1,134,932	$709,021
Equipment and software	46,671	44,020	35,069
Other	29,472	24,093	11,155

Total	$1,456,570	$1,203,045	$755,245

[1]	Certain products were reclassified from equipment to consumables in the current and prior periods.

The following table presents information about Patterson by geographic area. No individual country, except for the U.S. and the U.K., generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Net sales
United States	$3,368,828	$3,265,939	$3,211,979
United Kingdom	727,741	512,040	100,150
International	278,451	285,736	325,083

Total	$4,375,020	$4,063,715	$3,637,212

Income before tax
United States	$294,530	$289,037	$273,037
International	48,141	23,875	48,080

Total	$342,671	$312,912	$321,117

	April 25, 2015	April 26, 2014
Property and equipment, net
United States	$197,484	$164,960
United Kingdom	15,412	20,434
International	13,909	19,545

Total	$226,805	$204,939

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

	Quarter
Fiscal year	1	2	3	4
2015	$0.20	$0.20	$0.20	$0.22
2014	0.16	0.16	0.16	0.20
2013	0.14	0.14	0.14	0.16

Share Repurchases

During fiscal 2015, we repurchased and retired 1,194 shares of our common stock for $47,539, or an average of $39.81 per share. During fiscal 2014, we repurchased and retired 2,354 shares of our common stock for $96,486, or an average of $40.99 per share. During fiscal 2013, we repurchased and retired 5,224 shares of our common stock for $181,756, or an average of $34.79 per share.

In December 2007, Patterson’s Board of Directors expanded a share repurchase program to allow for the purchase of up to 25,000 shares of common stock in open market transactions. As of March 2011, approximately 20,500 shares had been repurchased under this authorization. At that time, the Board of Directors cancelled and replaced the existing share repurchase program with a new authorization to repurchase an additional 25,000 share of common stock. This program was due to expire on March 15, 2016. On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaced the existing plan. Under the current plan, up to

25,000 shares may be repurchased in open market transactions through March 19, 2018. As of April 25, 2015, 20,852 shares remain available under the current repurchase authorization.

Employee Stock Ownership Plan (ESOP)

During 1990, Patterson’s Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then outstanding preferred stock, which was subsequently converted to common stock. The Board of Directors determines the contribution from the Company to the ESOP annually. The contribution is used to retire a portion of the debt, which triggers a release of shares that are then allocated to the employee participants. Shares of stock acquired by the plan are allocated to each participant who has completed 1,000 hours of service during the plan year. In fiscal 2011, the final payment on the 1990 note was made and all remaining shares were released for allocation to participants.

In fiscal 2002, Patterson’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into Patterson. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 666 shares of common stock. These shares are accounted for under ASC 718-40 and accordingly these shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. When the shares are committed for release and allocated to the participants, the expense to Patterson is determined based on current fair value. The loan bears interest at current rates but principal did not begin to amortize until fiscal 2012. Beginning in fiscal 2012 and through fiscal 2020, an annual payment of $200 plus interest is due and in fiscal 2020, a final payment of any outstanding principal and interest balance is due. Prepayments of principal can be made at any time without penalty. Of the 666 shares issued in the transaction, 98 were previously allocated to Thompson employees. The remaining 568 shares began to be allocated in fiscal 2004 as interest was paid on the loan. During fiscal 2015, 2014 and 2013, shares secured by the Thompson note with an aggregate fair value of $393, $373 and $363, respectively, were committed for release and allocated to ESOP participants.

On September 11, 2006, we entered into a third loan agreement with the ESOP and loaned $105,000 (the “2006 note”) for the sole purpose of enabling the ESOP to purchase shares of our common stock. The ESOP purchased 3,160 shares with the proceeds from the 2006 note. These shares are also accounted for under ASC 718-40. Interest on the unpaid principal balance accrues at a rate equal to six-month LIBOR, with the rate resetting semi-annually. Interest payments were not required during the period from and including September 11, 2006 through April 30, 2010. On April 30, 2010, accrued and unpaid interest was added to the outstanding principal balance under the note, with interest thereafter accruing on the increased principal amount. Unpaid interest accruing after April 30, 2010 is due and payable on each successive April 30 occurring through September 10, 2026. No principal payments are due until September 10, 2026; however, prepayments can be made without penalty. During fiscal 2015, 2014 and 2013, shares secured by the 2006 note with aggregate fair values of $10,650, $10,959 and $20,214, respectively, were committed for release and allocated to ESOP participants. In fiscal 2012, Patterson contributed $23,639 to the ESOP, which then purchased 844 shares for allocation to the participants. No shares secured by the 2006 note were released prior to fiscal 2011.

At April 25, 2015, a total of 12,798 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $616,760. Related to the shares from the Thompson transaction, committed-to-be-released shares were 9 and suspense shares were 445. Finally, with respect to the 2006 note, committed-to-be-released shares were 241 and suspense shares were 2,042.

We anticipate the allocation of the remaining suspense, or unearned, shares to occur over a period of approximately 5 to 10 years. As of April 25, 2015, the fair value of all unearned shares held by the ESOP was approximately $119,848. We will recognize an income tax deduction as the unearned ESOP shares are released. Such deductions will be limited to the ESOP’s original cost to acquire the shares.

Dividends on allocated shares are passed through to the ESOP participants. Dividends on unallocated shares are used by the ESOP to make debt service payments on the notes due to Patterson.

15. Stock-based Compensation

The consolidated statements of income for fiscal years 2015, 2014 and 2013 include pre-tax (after-tax) stock-based compensation expense of $15,442 ($10,167), $8,686 ($5,896) and $14,625 ($9,452), respectively, recorded in accordance with the provisions of ASC Topic 718, “Stock Compensation”. All pre-tax expense is included in operating expenses within the consolidated statements of income. The consolidated statement of cash flows presents the pre-tax stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities. In addition, benefits associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities. For fiscal years 2015, 2014 and 2013, these excess benefits totaled $255, $1,290 and $2,487, respectively.

As of April 25, 2015, the total compensation cost, before income taxes, related to non-vested awards yet to be recognized was $30,008, and it is expected to be recognized over a weighted average period of approximately 2.0 years.

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

Director and Employee Stock Option Plan

In September 2002, our shareholders voted to approve the 2002 Stock Option Plan. A total of 6,000 shares of common stock were reserved for issuance under the plan. In September 2004, our shareholders voted to approve a restatement of such plan and renamed it the “Patterson Companies, Inc. Equity Incentive Plan” (“Equity Incentive Plan”). Although this restatement did not change the number of shares reserved for issuance, it expanded the types of awards issuable thereunder. In particular, the Equity Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock and restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards and dividend equivalents. Awards may have a term no longer than ten years and vesting terms are determined by the compensation committee of the Board of Directors. The minimum restriction period for restricted stock and restricted stock units is three years, or one year in the case of performance-based awards.

In September 2007, our shareholders approved a plan amendment that caused non-employee directors to become a class of persons eligible to receive awards under the Equity Incentive Plan. In September 2009, our shareholders approved a plan amendment that removed the 2,000 shares limit on the number of shares that may be issued under the Equity Incentive Plan pursuant to awards of restricted stock, restricted stock units or stock bonuses. In September 2012, our shareholders approved a plan amendment that extended the duration of the Equity Incentive Plan to June 12, 2022. At April 25, 2015, there were 2,882 shares available for awards under the Equity Incentive Plan.

Prior to fiscal 2006, only stock option awards had been granted under the Equity Incentive Plan. During fiscal years 2015, 2014 and 2013, expense recognized related to stock options was $451, $768 and $1,175, respectively.

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Expected dividend yield	2.0%	1.8%	1.6%
Expected stock price volatility	26.3%	30.0%	30.6%
Risk-free interest rate	2.1%	1.5%	1.4%
Expected life of options (years)	7.0	7.1	7.5

The following is a summary of all stock options:

	Number of Options	Weighted- Average Exercise Price	Intrinsic Value
Balance as of April 28, 2012	986	$31.45
Granted	56	34.10
Exercised	(290)	22.49
Canceled	(31)	33.79

Balance as of April 27, 2013	721	35.03
Granted	57	39.33
Exercised	(345)	35.73
Canceled	(44)	33.11

Balance as of April 26, 2014	389	35.29
Granted	74	39.64
Exercised	(49)	34.73
Canceled	(76)	35.81

Balance as of April 25, 2015	338	$36.22	$4,081

Vested or expected to vest as of April 25, 2015	292	$36.36	$3,491

Exercisable as of April 25, 2015	108	$38.02	$1,131

The weighted average fair values per share of options granted during fiscal years 2015, 2014 and 2013 were $9.78, $11.02 and $10.15, respectively. The weighted average remaining contractual lives of options outstanding and options exercisable as of April 25, 2015 were 5.4 and 2.5 years, respectively. We settle stock option exercises with newly issued common shares.

Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $290, $1,710 and $286, respectively, in fiscal 2015; $1,722, $12,309 and $1,273, respectively, in fiscal 2014; and $3,397, $6,518 and $641, respectively, in fiscal 2013.

Restricted Stock and Performance Unit Awards

In fiscal 2006, we began to issue restricted stock and performance unit awards under the Equity Incentive Plan. The grant date fair value is based on the closing stock price on the day of the grant. Restricted stock awards to employees generally vest over a five, seven or nine-year period and are subject to forfeiture provisions.

Certain restricted stock awards, which are held by management, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. Restricted stock awards are also granted to non-employee directors on the date of each annual meeting of shareholders. These awards vest over three years. The performance unit awards, issued primarily to executive management, are earned at the end of a three-year period if certain operating goals are met, and are settled in an equivalent number of common shares or in cash as determined by the compensation committee of the Board of Directors. The satisfaction of operating goals is not finally determined until the end of a three-year period. Accordingly, Patterson recognizes expense related to performance unit awards over the requisite service period using the straight-line method based on the outcome that is probable. During fiscal years 2015, 2014 and 2013, expense recognized related to restricted stock and performance unit awards was $11,204, $4,793 and $10,255, respectively. The total fair value of restricted stock awards that vested in fiscal 2015, 2014 and 2013 was $8,474, $6,831 and $6,923, respectively. Patterson granted performance units in fiscal 2015 and 2014 that can be earned at the end of fiscal 2017 and 2016, respectively, subject to the achievement of certain financial objectives.

The following is a summary of all non-vested restricted stock awards and performance unit awards:

	Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 28, 2012	1,162	$30.92
Granted	314	34.10
Vested	(192)	35.62
Forfeitures	(127)	30.98

Outstanding at April 27, 2013	1,157	31.82
Granted	283	38.02
Vested	(174)	38.76
Forfeitures	(43)	31.91

Outstanding at April 26, 2014	1,223	33.02
Granted	271	39.87
Vested	(207)	34.52
Forfeitures	(119)	32.83

Outstanding at April 25, 2015	1,168	$34.39

	Performance Unit Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 28, 2012	96	$35.41
Granted	130	34.09
Forfeitures and cancellations	(21)	34.09

Outstanding at April 27, 2013	205	34.09
Granted	124	38.05
Forfeitures and cancellations	(2)	34.75

Outstanding at April 26, 2014	327	35.59
Granted	133	39.72
Vested	(9)	35.22
Forfeitures and cancellations	(124)	35.72

Outstanding at April 25, 2015	327	$37.57

Employee Stock Purchase Plan

In June 1992, we adopted an Employee Stock Purchase Plan (the “Stock Purchase Plan”). A total of 4,750 shares of common stock were reserved for issuance under the Stock Purchase Plan. In June 2012, our Board of Directors approved to increase the number of shares available to 6,750. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is administered by the Board of Directors or by a committee appointed by the Board of Directors and follows a calendar plan year. Employees are eligible to participate after six months of employment, if they are employed for at least 20 hours per week and more than five months per year. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at 85% of the lower of the fair market value of the common stock on the offering date or at the end of each three-month period following the offering date during the applicable offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. At April 25, 2015, there were 1,500 shares available for purchase under the Stock Purchase Plan.

The Stock Purchase Plan includes a look-back option, and, accordingly, there are several option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the employee stock purchase plan was $2,048, $1,838 and $1,816 during fiscal years 2015, 2014 and 2013, respectively.

The following table summarizes the weighted-average assumptions relating to the Stock Purchase Plan:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Expected dividend yield	1.6%	1.6%	1.6%
Expected stock price volatility	31.0%	31.0%	31.0%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected life of options (years)	0.5	0.5	0.5

Capital Accumulation Plan (CAP)

In 1996, we adopted an employee CAP. A total of 6,000 shares of common stock are reserved for issuance under the CAP. Key employees of Patterson or its subsidiaries are eligible to participate by purchasing common stock through payroll deductions, which must be between 5% and 25% of an employee’ compensation, at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of Patterson until the restrictions lapse. The restriction period is three years from the beginning of the plan year, but restricted shares are subject to forfeiture provisions. At April 25, 2015, 2,053 shares were available for purchase under the CAP.

Based on the provisions of the CAP, there are option elements for which the fair value is estimated on the grant date using the Black-Scholes option-pricing model. Total expense recognized related to the CAP was $1,739, $1,287 and $1,379 during fiscal years 2015, 2014 and 2013, respectively.

The following table summarizes the weighted-average assumptions relating to the CAP:

	Fiscal Year Ended
	April 25, 2015	April 26, 2014	April 27, 2013
Expected dividend yield	1.6%	1.6%	1.6%
Expected stock price volatility	31.0%	31.0%	31.0%
Risk-free interest rate	0.3%	0.3%	0.3%
Expected life of options (years)	1.0	1.0	1.0

16. Litigation

From time to time, we may become a party to ordinary routine litigation incidental to our business, including, without limitation, product liability claims, intellectual property claims, employment claims, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business. We have accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which it was possible to reasonably estimate a loss. While the results of legal proceedings cannot be predicted with certainty, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows. We also disclose the nature of and range of loss for claims against us when losses are reasonably possible and material.

17. Quarterly Results (unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks.

	Quarter Ended
	Apr. 25, 2015(1)	Jan. 24, 2015	Oct. 25, 2014	Jul. 26, 2014
Net sales	$1,148,854	$1,063,312	$1,103,325	$1,059,529
Gross profit	333,600	302,559	305,822	296,225
Operating income	106,696	90,756	91,221	84,754
Net income	64,518	54,676	53,778	50,289
Earnings per share – basic	0.65	0.55	0.54	0.51
Earnings per share – diluted	0.65	0.55	0.54	0.50

	Quarter Ended
	Apr. 26, 2014(2)	Jan. 25, 2014(2)	Oct. 26, 2014(2)	Jul. 27, 2013
Net sales	$1,102,077	$1,082,679	$998,834	$880,125
Gross profit	315,868	311,461	289,431	281,518
Operating income	92,601	96,651	75,223	81,281
Net income	55,671	57,021	42,028	45,892
Earnings per share – basic	0.56	0.56	0.42	0.45
Earnings per share – diluted	0.55	0.56	0.41	0.45

(1)	During the fourth quarter of fiscal 2015, we incurred $4,645 of pre-tax transaction costs, or $0.03 per diluted share, related to the June 16, 2015 acquisition of Animal Health International and the potential sale of Patterson Medical.
(2)	During the fourth, third and second quarters of fiscal 2014, we incurred $7,404, $1,255 and $6,779 of pre-tax restructuring costs, respectively, or $0.06, $0.01 and $0.07 per diluted share, respectively, related to our Medical segment.

18. Accumulated Other Comprehensive Income (Loss)

The following table summarizes accumulated other comprehensive income (loss) at April 25, 2015 and at April 24, 2014 and the activity for fiscal 2015:

	Cash Flow Hedges	Currency Translation Adjustment	Total
Accumulated other comprehensive income (loss) at April 26, 2014	$(6,223)	$31,593	$25,370
Other comprehensive income (loss) before reclassifications	(12,410)	(73,271)	(85,681)
Amounts reclassified from accumulated other comprehensive income (loss)	(35)	—	(35)

Accumulated other comprehensive income (loss) at April 25, 2015	$(18,668)	$(41,678)	$(60,346)

The amounts reclassified from accumulated other comprehensive income (loss) during fiscal 2015 represent gains and losses on cash flow hedges, net of taxes of $91. The net impact to the consolidated statements of income was an increase to interest expense of $56.

19. Subsequent Events

On June 16, 2015, we completed the previously announced acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. This acquisition will more than double the size of Patterson’s veterinary business. The combined unit will offer a range of products and services to customers in the U.S., Canada and the U.K. Under terms of the definitive agreement, Patterson has acquired all of Animal Health International’s stock for $1,100,000 in cash. Animal Health International generated sales and earnings before interest, income taxes, depreciation and amortization of $1,500,000 and $68,000, respectively, during the 12 months ended March 2015.

We financed the acquisition through a combination of a $1,000,000 unsecured term loan and a $500,000 unsecured cash flow revolving line of credit. The initial interest rate under the credit agreement is LIBOR plus 200 basis points. In the event of certain significant asset dispositions, we have agreed to use the proceeds from such dispositions to effect prepayment of outstanding loan balances under the unsecured term loan and unsecured cash flow revolving line of credit.

The allocation of the purchase price for assets acquired and liabilities assumed is subject to completion of a formal valuation process and review by management, which has not yet been completed. We will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the acquisition date. The results of operations of Animal Health International will be included in Patterson’s consolidated results of operations beginning June 17, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of April 25, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 25, 2015. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

/s/ Scott P. Anderson
President and Chief Executive Officer

/s/ Ann B. Gugino
Executive Vice President, Chief Financial Officer and Treasurer

The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

As of April 25, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2015, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 21, 2015 (the “2015 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2015 Proxy Statement and such information is incorporated by reference herein.

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

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Non-Employee Director Compensation,” “Executive Compensation” and “Our Board of Directors and Committees – Committee Responsibility – Our Compensation Committee and Its Report” in the 2015 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Our Board of Directors and Committees” in the 2015 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the caption “Proposal No. 4 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2015 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

The following Consolidated Financial Statements and supplementary data of Patterson and its subsidiaries are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 25, 2015 and April 26, 2014

Consolidated Statements of Income and Other Comprehensive Income for the Years Ended April 25, 2015, April 26, 2014 and April 27, 2013

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended April 25, 2015, April 26, 2014 and April 27, 2013

Consolidated Statements of Cash Flows for the Years Ended April 25, 2015, April 26, 2014 and April 27, 2013

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

The following financial statement schedule is filed herewith: Schedule II – Valuation and Qualifying Accounts for the Years Ended April 25, 2015, April 26, 2014 and April 27, 2013.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit No.	Document Description

3.1	Restated Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed December 13, 2013 (File No. 000-20572)).

4.1	Specimen form of Common Stock Certificate (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

10.1	Patterson Companies, Inc. Fiscal 2015 Incentive Plan (filed herewith).

10.2	Capital Accumulation Plan (incorporated by reference to our Definitive Proxy Statement, filed on August 7, 1996 (File No. 000-20572)).

10.3	2001 Non-Employee Director Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K, filed on July 25, 2002 (File No. 000-20572)).

10.4	Patterson Companies, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement, filed on August 7, 2012 (File No. 000-20572)).

10.5	Patterson Dental Company Amended and Restated Employee Stock Ownership Plan, effective May 1, 2001 (incorporated by reference to our Annual Report on Form 10-K, filed on July 25, 2002 (File No. 000-20572)).

10.6	Stock Option Plan for Canadian Employees, effective June 13, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on March 11, 2003 (File No. 000-20572)).

Exhibit No.	Document Description

10.7	Deferred Profit Sharing Plan for the Employees of Patterson Dental Canada Inc. (incorporated by reference to our Definitive Proxy Statement, filed on July 28, 2008 (File No. 000-20572)).

10.8	Patterson Companies, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement, filed on August 7, 2012 (File No. 000-20572)).

10.9	Patterson Companies, Inc. 2014 Sharesave Plan (incorporated by reference to our Definitive Proxy Statement, filed on August 5, 2014 (File No. 000-20572)).

10.10	ESOP Loan Agreement dated April 1, 2002 (incorporated by reference to our Annual Report on Form 10-K, filed on July 24, 2003 (File No. 000-20572)).

10.11	Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company (incorporated by reference to our Annual Report on Form 10-K, filed on July 24, 2003 (File No. 000-20572)).

10.12	ESOP Loan Agreement dated September 11, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 12, 2006 (File No. 000-20572)).

10.13	ESOP Note dated September 11, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 12, 2006 (File No. 000-20572)).

10.14	Note Purchase Agreement dated March 19, 2008 among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP (incorporated by reference to our Current Report on Form 8-K, filed March 24, 2008 (File No. 000-20572)).

10.15	Credit Agreement, dated December 1, 2011, among Patterson Companies, Inc., and JPMorgan Chase Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank NA, Wells Fargo Bank, NA, and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K, filed December 6, 2011 (File No. 000-20572)).

10.16	Note Purchase Agreement, dated December 8, 2011, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Webster Management, LP (incorporated by reference to our Current Report on Form 8-K, filed December 12, 2011 (File No. 000-20572)).

10.17	Note Purchase Agreement, dated March 23, 2015, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Patterson Veterinary Supply, Inc., and Patterson Management, LP (incorporated by reference to our Current Report on Form 8-K, filed March 25, 2015 (File No. 000-20572)).

10.18	Commitment Letter, dated May 2, 2015, by and between Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank Of America, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd. and Patterson Companies, Inc. (incorporated by reference to our Current Report on Form 8-K, filed May 4, 2015 (File No. 000-20572)).

10.19	Credit Agreement dated as of June 16, 2015 by and among Patterson Companies, Inc., the lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to our Current Report on Form 8-K, filed June 17, 2015 (File No. 000-20572)).

10.20	Amended and Restated Contract Purchase Agreement dated August 12, 2011 among PDC Funding Company II, LLC, Patterson Companies, Inc., and Fifth Third Bank (incorporated by reference to our Current Report on Form 8-K, filed August 16, 2011 (File No. 000-20572)).

Exhibit No.	Document Description

10.21	Receivables Sale Agreement, dated as May 10, 2002, by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and PDC Funding Company, LLC (incorporated by reference to our Annual Report on Form 10-K, filed on July 25, 2002 (File No. 000-20572)).

10.22	Amended and Restated Receivables Sales Agreement dated August 12, 2011 by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and PDC Funding Company II, LLC (filed herewith).

10.23	Third Amended and Restated Receivables Purchase Agreement dated December 3, 2010 between PDC Funding Company, LLC, Patterson Companies, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Bank”) and a commercial paper conduit managed by the Bank (incorporated by reference to our Current Report on Form 8-K, filed December 8, 2010 (File No. 000-20572)).

10.24	Assignment and Assumption and Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement dated December 20, 2010, by and among The Bank of Tokyo-Mitsubishi UFJ, Ltd., Victory Receivables Corporation, PDC Funding Company, LLC, Patterson Companies, Inc., Royal Bank of Canada and Thunder Bay Funding, LLC (incorporated by reference to our Current Report on Form 8-K, filed December 23, 2010 (File No. 000-20572)).

10.25	Agreement and Plan of Merger, dated May 2, 2015, by and among Patterson Companies, Inc., Rams Merger Sub, Inc., Animal Health International, Inc. and Leonard Green & Partners, L.P. (incorporated by reference to our Current Report on Form 8-K, filed May 4, 2015 (File No. 000-20572)).

21	Subsidiaries (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2015, filed with the SEC on June 24, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 25, 2015 and April 26, 2014, (ii) the consolidated statements of income for the years ended April 25, 2015, April 26, 2014 and April 27, 2013, (iii) the consolidated statements of cash flows for the years ended April 25, 2015, April 26, 2014 and April 27, 2013, (iv) the consolidated statements of changes in stockholders’ equity for the years ended April 25, 2015, April 26, 2014 and April 27, 2013 and (v) the notes to the consolidated financial statements.(*)

(*)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(b) See Schedule II.

(c) See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.

Dated: June 24, 2015	By	/s/ Scott P. Anderson
Scott P. Anderson,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Scott P. Anderson Scott P. Anderson	President and Chief Executive Officer (Principal Executive Officer & Chairman of the Board of Directors)	June 24, 2015

/s/ Ann B. Gugino Ann B. Gugino	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 24, 2015

/s/ John D. Buck John D. Buck	Director	June 24, 2015

/s/ Jody H. Feragen Jody H. Feragen	Director	June 24, 2015

/s/ Sarena S. Lin Sarena S. Lin	Director	June 24, 2015

/s/ Ellen A. Rudnick Ellen A. Rudnick	Director	June 24, 2015

/s/ Neil A. Schrimsher Neil A. Schrimsher	Director	June 24, 2015

/s/ Harold C. Slavkin Harold C. Slavkin	Director	June 24, 2015

/s/ Les C. Vinney Les C. Vinney	Director	June 24, 2015

/s/ James W. Wiltz James W. Wiltz	Director	June 24, 2015

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PATTERSON COMPANIES, INC.

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended April 25, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$9,873	$3,384	$—	$4,838	$8,419

LIFO inventory adjustment	$74,607	$1,867	$—	$—	$76,474
Inventory obsolence reserve	8,663	15,600	—	16,827	7,436

Total inventory reserve	$83,270	$17,467	$—	$16,827	$83,910

Year ended April 26, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$5,808	$3,220	$3,552	$2,707	$9,873

LIFO inventory adjustment	$70,415	$4,192	$—	$—	$74,607
Inventory obsolence reserve	6,333	14,846	391	12,907	8,663

Total inventory reserve	$76,748	$19,038	$391	$12,907	$83,270

Year ended April 27, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$7,831	$1,119	$—	$3,142	$5,808

LIFO inventory adjustment	$66,808	$3,607	$—	$—	$70,415
Inventory obsolence reserve	5,456	10,863	—	9,986	6,333

Total inventory reserve	$72,264	$14,470	$—	$9,986	$76,748

INDEX TO EXHIBITS

Exhibit 10.1	Patterson Companies, Inc. Fiscal 2015 Incentive Plan

Exhibit 10.22	Amended and Restated Receivables Sales Agreement dated August 12, 2011 by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and PDC Funding Company II, LLC.

Exhibit 21	Subsidiaries

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2015, filed with the SEC on June 24, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 25, 2015 and April 26, 2014, (ii) the consolidated statements of income for the years ended April 25, 2015, April 26, 2014 and April 27, 2013, (iii) the consolidated statements of cash flows for the years ended April 25, 2015, April 26, 2014 and April 27, 2013, (iv) the consolidated statements of changes in stockholders’ equity for the years ended April 25, 2015, April 26, 2014 and April 27, 2013 and (v) the notes to the consolidated financial statements.(*)

(*)	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.