Form 10-Q
period 2015-08-01
PATTERSON COMPANIES, INC.
filed 2015-09-10
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 1, 2015.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 3, 2015, there were 103,248,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995:

This Form 10-Q for the period ended August 1, 2015, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein under the caption “Factors That May Affect Future Operating Results,” in our 2015 Annual Report on Form 10-K filed June 24, 2015 and other documents previously filed with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 1,	April 25,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$186,440	$347,260
Short-term investments	49,651	53,372
Receivables, net of allowance for doubtful accounts	624,340	586,263
Inventory	716,707	408,422
Prepaid expenses and other current assets	94,358	59,561
Current assets held for sale	130,306	118,347

Total current assets	1,801,802	1,573,225
Property and equipment, net	258,964	204,133
Long-term receivables, net	84,269	71,686
Goodwill	817,481	299,924
Identifiable intangibles, net	551,337	125,025
Other	89,045	37,919
Long-term assets held for sale	636,756	635,794

Total assets	$4,239,654	$2,947,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456,259	$323,294
Accrued payroll expense	33,077	72,464
Other accrued liabilities	165,276	142,611
Current liabilities held for sale	39,523	39,316

Total current liabilities	694,135	577,685
Long-term debt	1,725,000	725,000
Other non-current liabilities	257,277	81,484
Long-term liabilities held for sale	49,189	49,414

Total liabilities	2,725,601	1,433,583
Stockholders’ equity:
Common stock	1,034	1,033
Additional paid-in capital	24,182	21,026
Accumulated other comprehensive loss	(71,004)	(60,346)
Retained earnings	1,637,579	1,630,148
Unearned ESOP shares	(77,738)	(77,738)

Total stockholders’ equity	1,514,053	1,514,123

Total liabilities and stockholders’ equity	$4,239,654	$2,947,706

See accompanying notes

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	August 1,	July 26,
	2015	2014
Net sales	$1,142,870	$938,956
Cost of sales	854,626	688,339

Gross profit	288,244	250,617
Operating expenses	226,067	184,621

Operating income from continuing operations	62,177	65,996
Other income and expense:
Other income, net	670	1,370
Interest expense	(12,143)	(8,768)

Income from continuing operations before taxes	50,704	58,598
Income taxes	30,393	20,273

Net income from continuing operations	20,311	38,325
Net income from discontinued operations	9,392	11,964

Net income	$29,703	$50,289

Basic earnings per share:
Continuing operations	$0.20	$0.39
Discontinued operations	0.10	0.12

Net basic earnings per share	$0.30	$0.51

Diluted earnings per share:
Continuing operations	$0.20	$0.38
Discontinued operations	0.10	0.12

Net diluted earnings per share	$0.30	$0.50

Weighted average shares:
Basic	99,436	99,329

Diluted	100,162	100,182

Dividends declared per common share	$0.22	$0.20

Comprehensive income
Net income	$29,703	$50,289
Foreign currency translation (loss)/gain	(11,275)	10,310
Cash flow hedges, net of tax	617	(2,309)

Comprehensive income	$19,045	$58,290

See accompanying notes

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	August 1,	July 26,
	2015	2014
Operating activities:
Net income	$29,703	$50,289
Net income from discontinued operations	9,392	11,964

Net income from continuing operations	20,311	38,325
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	7,346	5,907
Amortization	7,901	3,749
Bad debt expense	4,719	353
Non-cash employee compensation	6,965	6,412
Excess tax benefits from stock-based compensation	(63)	(512)
Change in assets and liabilities, net of acquired	(39,485)	14,060

Net cash provided by operating activities-continuing operations	7,694	68,294
Net cash (used in) provided by operating activities-discontinued operations	(2,270)	476

Net cash provided by operating activities	5,424	68,770
Investing activities:
Additions to property and equipment	(17,064)	(16,173)
Acquisitions and equity investments, net of cash assumed	(1,104,730)	—
Purchase of investments	—	(359)

Net cash used in investing activities-continuing operations	(1,121,794)	(16,532)
Net cash (used in) provided by investing activities-discontinued operations	(54)	5,086

Net cash used in investing activities	(1,121,848)	(11,446)
Financing activities:
Dividends paid	(23,128)	(20,062)
Repurchases of common stock	—	(42,877)
Proceeds from issuance of long-term debt	1,000,000	—
Debt issuance costs	(11,600)	—
Other financing activities	(745)	(811)

Net cash provided by (used in) financing activities	964,527	(63,750)
Effect of exchange rate changes on cash	(8,923)	2,258

Net decrease in cash and cash equivalents	(160,820)	(4,168)
Cash and cash equivalents at beginning of period	347,260	264,908

Cash and cash equivalents at end of period	$186,440	$260,740

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 1, 2015

(Dollars, except per share amounts, and shares in thousands)

(Unaudited)

1. General

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (“Patterson” or “Company”) as of August 1, 2015, and our results of operations and cash flows for the periods ended August 1, 2015 and July 26, 2014. Such adjustments are of a normal recurring nature. The results of operations for the periods ended August 1, 2015 and July 26, 2014, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our 2015 Annual Report on Form 10-K filed on June 24, 2015.

The condensed consolidated financial statements of our Company include the assets and liabilities of PDC Funding Company, LLC (“PDC Funding”) and PDC Funding Company II, LLC (“PDC Funding II”), wholly owned subsidiaries and separate legal entities under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities of our Company established to sell customer installment sale contracts to outside financial institutions in the normal course of business. The assets of PDC Funding and PDC Funding II would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding or PDC Funding II.

Through fiscal year 2015, Patterson was comprised of three reportable segments: dental supply, veterinary supply, and rehabilitation supply. In the first quarter of fiscal 2016, we re-evaluated our reportable segments as a result of entering into a definitive agreement to sell our rehabilitation supply business and completing the acquisition of Animal Health International, Inc. We are now comprised of three different reportable segments: Dental, Animal Health and Corporate. Prior period segment results have been restated to conform to this revised current period presentation.

Fiscal Year End

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal years 2016 and 2015 represents the 14 weeks ended August 1, 2015 and the 13 weeks ended July 26, 2014, respectively. Fiscal year 2016 will include 53 weeks and fiscal 2015 included 52 weeks of operations.

Comprehensive Income

Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax on earnings from foreign operations that are considered to be indefinitely reinvested outside the U.S. The income tax benefit/(loss) related to cash flow hedges was $(85) and $4,813 for the three months ended August 1, 2015 and July 26, 2014, respectively.

Earnings Per Share

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share:

	Three Months Ended
	August 1,	July 26,
	2015	2014
Denominator for basic earnings per share – weighted average shares	99,436	99,329
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	726	853

Denominator for diluted earnings per share – weighted average shares	100,162	100,182

Potentially dilutive securities representing 939 and 2 shares for the three months ended August 1, 2015 and July 26, 2014, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Under the current pronouncement, we are required to adopt the new pronouncement in the first quarter of fiscal 2017 and plan to do so at that time. At this time, we do not anticipate a material impact to the financial statements once implemented.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. We are evaluating the new standard, but do not, at this time, anticipate a material impact to the financial statements once implemented.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

On June 16, 2015, we completed the previously announced acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. This acquisition more than doubled the size of Patterson’s animal health business. Our animal health business now offers a range of products and services to a broader base of customers in North America and the U.K. Under terms of the merger agreement, we acquired all of Animal Health International’s stock for $1,100,000 in cash, subject to customary working capital adjustments.

In connection with the acquisition, we entered into a credit agreement consisting of a $1,000,000 unsecured term loan and a $500,000 unsecured cash flow revolving line of credit, described further in Note 11 to the Condensed Consolidated Financial Statements.

The acquisition has been accounted for in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. A valuation of the assets from the business acquisition was performed utilizing cost, income and market approaches resulting in $589,833 allocated to identifiable net assets. The initial accounting for the acquisition is not complete because certain information and analysis that may impact our initial valuations are still being obtained or reviewed as a result of the short time period since the closing of the acquisition. The significant assets and liabilities for which provisional amounts are recognized at the acquisition date are property, plant and equipment, intangible assets, goodwill, working capital adjustments and deferred income taxes. The provisional amounts recognized are subject to revision until our valuations are completed, not to exceed one year, and any material adjustments identified that existed as of the acquisition date will be retroactively recorded.

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed related to the acquisition, as of the acquisition date:

Cash	$1,100,000
Net working capital adjustment	7,704

Fair value of total purchase price consideration	$1,107,704

Receivables	$161,427
Inventory	195,367
Prepaid expenses and other current assets	33,005
Property and equipment	44,178
Identifiable intangibles	434,300
Other long-term assets	40,869

Total assets acquired	909,146

Accounts payable	122,129
Accrued liabilities and other current liabilities	19,395
Deferred tax liability	177,789

Total liabilities assumed	319,313

Identifiable net assets acquired	589,833
Goodwill	517,871

Net assets acquired	$1,107,704

As a result of recording the stepped up fair market basis for GAAP purposes, but receiving primarily carryover basis for tax purposes in the acquisition, we recorded a deferred tax asset and deferred tax liability of $2,569 and $177,789, respectively.

The goodwill of $517,871 resulting from the acquisition reflects the excess of our purchase price over the fair value of the net assets acquired. The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, cost synergies, and the potential to integrate and expand existing product lines. We allocated all of the goodwill to our Animal Health reporting segment. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

Revenues of $171,922 and operating income of $1,653 attributable to the acquisition are included in our condensed consolidated statement of income for the quarter ended August 1, 2015. Included in operating income is amortization expense related to the identifiable intangible assets acquired in the transaction, transaction-related costs and integration expenses.

The following summarizes the intangible assets, excluding goodwill, acquired as of June 16, 2015. Intangible assets are amortized using methods that approximate the pattern of economic benefit provided by the utilization of the assets.

	Gross Carrying Value	Weighted Average Life (years)
Unamortized – indefinite lived:
Trade names	$12,300	indefinite
Amortized:
Customer relationships	291,900	15.0
Trade names	111,400	10.0
Developed technology and other	18,700	12.2

Total amortized intangible assets	422,000	13.6

Total identifiable intangible assets	$434,300

The following unaudited pro forma financial results for the combined results of Patterson and Animal Health International for the quarters ended August 1, 2015 and July 26, 2014 assume the acquisition occurred on April 27, 2014. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed as of April 27, 2014, nor are they indicative of future results of operations.

	Three months ended
	August 1,	July 26,
	2015	2014
Net sales	$1,335,906	$1,291,817
Net income from continuing operations	27,717	34,345

Net income from continuing operations includes $11,800 of income tax expense related to the repatriation of foreign earnings, described further in Note 12 to the Condensed Consolidated Financial Statements.

3. Discontinued Operations

On July 1, 2015, the Company entered into a definitive agreement to sell all of the outstanding shares of common stock of Patterson Medical Holdings, Inc., our wholly owned subsidiary responsible for the Patterson Medical line of business (“Patterson Medical”), for $715,000 in cash to Madison Dearborn Partners. The definitive agreement included a working capital adjustment provision that impacted the final sale price. On August 28, 2015, the Company completed the sale of Patterson Medical. The Company anticipates recognizing an after-tax gain during the second quarter of fiscal 2016 on this sale.

In connection with the above described transaction, the Company also entered into a transition services agreement with our former subsidiary, pursuant to which it will pay the Company to provide, among other things, certain information technology, distribution, facilities, finance, tax and treasury, and human resources services for up to 24 months after closing.

As of August 1, 2015, the Company classified the results of operations of Patterson Medical as discontinued operations for all periods presented in the condensed consolidated statements of income. The assets and liabilities of Patterson Medical were reflected as held for sale in the condensed consolidated balance sheets as of August 1, 2015 and April 25, 2015. The classification was based on the Company entering into the definitive agreement to sell Patterson Medical, the entity being available for sale in its present condition and the sale being probable as of August 1, 2015. The operations and cash flows of Patterson Medical will be eliminated from ongoing operations of the Company, which was previously recorded as the rehabilitation supply reportable segment.

The following summarizes the assets and liabilities of Patterson Medical:

	August 1,	April 25,
	2015	2015
Assets held for sale
Receivables, net of allowance for doubtful accounts	$66,876	$57,876
Inventory	52,022	48,265
Prepaid expenses and other current assets	11,408	12,206
Property and equipment, net	22,489	22,672
Goodwill	537,985	537,175
Identifiable intangibles, net	74,484	74,804
Other long-term assets	1,798	1,143

Total assets held for sale	$767,062	$754,141

Liabilities held for sale
Accounts payable	$30,108	$26,341
Accrued liabilities and other current liabilities	9,415	12,975
Long-term liabilities	49,189	49,414

Total liabilities held for sale	$88,712	$88,730

The following summarizes the results of operations of our discontinued Patterson Medical operations for the periods presented:

	Three months ended
	August 1,	July 26,
	2015	2014
Net sales	$130,811	$120,573
Cost of sales	82,873	74,965

Gross profit	47,938	45,608
Operating expenses	32,039	26,850

Operating income	15,899	18,758
Other income and expense	(90)	132

Income before taxes	15,809	18,890
Income taxes	6,417	6,926

Net income from discontinued operations	$9,392	$11,964

Income taxes have been allocated to Patterson Medical based on the accounting requirements for presenting discontinued operations. Depreciation and amortization were ceased during the three months ended August 1, 2015 in accordance with accounting for discontinued operations.

4. Goodwill and Other Intangible Assets

Goodwill balances and related activity by business segment are as follows:

	Balance at April 25, 2015	Acquisition Activity and Divestitures	Other Activity	Balance at August 1, 2015
Dental	$139,449	$—	$(747)	$138,702
Animal Health	160,475	517,871	433	678,779

Total	$299,924	$517,871	$(314)	$817,481

Balances of other intangible assets, excluding goodwill, are as follows:

	August 1,	April 25,
	2015	2015
Unamortized – indefinite lived:
Copyrights, trade names and trademarks	$29,900	$17,600
Amortized:
Distribution agreement, customer lists and other	643,314	221,359
Less: Accumulated amortization	(121,877)	(113,934)

Net amortized intangible assets	521,437	107,425

Total identifiable intangible assets, net	$551,337	$125,025

5. Derivative Financial Instruments

Patterson is a party to certain offsetting and identical interest rate cap agreements. These cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of a sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On November 25, 2014, this sale agreement was amended on terms consistent with the expiring agreement. The cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.

The cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of August 1, 2015, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of February 2022. Patterson sold an identical interest rate cap to the same bank.

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

The following presents the fair value of interest rate contracts included in the condensed consolidated balance sheets:

		August 1,	April 25,
Derivative type	Classification	2015	2015
Interest rate contracts	Other noncurrent assets	$1,124	$1,255
Interest rate contracts	Other noncurrent liabilities	1,124	1,255

The following table presents the effect of interest rate contracts on the condensed consolidated statements of income and other comprehensive income:

		Three Months Ended
Derivative type	Location of gain/(loss) recognized on derivative	August 1, 2015	July 26, 2014
Interest rate swap	Other comprehensive income	$617	$(2,309)

We recorded $702 of interest expense during the three month ended August 1, 2015, and $48 as a reduction to interest expense in the three months ended July 26, 2014 related to the interest rate swap. We recorded no ineffectiveness during the three months ended August 1, 2015 and July 26, 2014.

6. Fair Value Measurements

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	August 1, 2015
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$10,701	$10,701	$—	$—
Derivative instruments	1,124	—	1,124	—

Total assets	$11,825	$10,701	$1,124	$—

Liabilities:

Derivative instruments	$1,124	$—	$1,124	$—

	April 25, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$90,569	$90,569	$—	$—
Derivative instruments	1,255	—	1,255	—

Total assets	$91,824	$90,569	$1,255	$—

Liabilities:

Derivative instruments	$1,255	$—	$1,255	$—

Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.

Derivative instruments – Patterson’s derivative instruments consist of interest rate contracts. These instruments are valued using observable inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the periods ended August 1, 2015 or July 26, 2014.

Patterson’s debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of August 1, 2015 and April 25, 2015 was $1,735,888 and $746,685, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields. These are Level 2 inputs under the fair value measurements and disclosure guidance.

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at August 1, 2015 and April 25, 2015.

7. Securities

On October 25, 2013, we invested in three time deposits with total principal of $110,000 Canadian. On October 24, 2014, time deposits with a principal value of $45,000 Canadian matured with a value of $45,436 Canadian. The remaining time deposits with a principal value of $65,000 Canadian were classified as short-term investments at August 1, 2015 with a U.S. dollar equivalent value of $49,651. Our time deposit securities are classified as held-to-maturity securities as we have both the intent and ability to hold until maturity. They are carried at cost, adjusted for accrued interest and amortization. The carrying value is not materially different than fair value. The fair value was determined based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which include a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially lower fair value estimate. The interrelationship between these inputs is insignificant.

8. Customer Financing

As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Company-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under our sponsored program, equipment purchased by customers with strong credit may be financed up to a maximum of $500 for any one customer. We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. Patterson currently has two arrangements under which we sell these contracts.

First, Patterson operates under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. At least 13% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The capacity under the agreement at August 1, 2015 was $500,000.

Second, Patterson also maintains an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. Patterson established another SPE, PDC Funding II, a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive the proceeds of the contracts upon sale. At least 23% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The capacity under the agreement at August 1, 2015 was $100,000.

The portion of the purchase price for the receivables held by the conduits is a deferred purchase price receivable, which is paid to the SPE as payments on the receivables are collected from customers. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The Company values the deferred purchase price receivable based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which include a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC Topic No. 860, Transfers and Servicing. During the three months ended August 1, 2015 and July 26, 2014, we sold $94,767 and $85,100, respectively, of contracts under these arrangements. Patterson retains servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees received by Patterson are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. Patterson was in compliance with those covenants at August 1, 2015.

Included in cash and cash equivalents in the condensed consolidated balance sheets are $26,202 and $29,863 as of August 1, 2015 and April 25, 2015, respectively, which represents cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. Included in current receivables in the condensed consolidated balance sheets are $66,886, net of unearned income of $4,506, and $88,470, net of unearned income of $4,197, as of August 1, 2015 and April 25, 2015, respectively, of finance contracts not yet sold by Patterson. A total of $554,072 of finance contracts receivable sold under the agreements was outstanding at August 1, 2015. The deferred purchase price under the arrangements was $79,392 and $66,715 as of August 1, 2015 and April 25, 2015, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

9. Segment Reporting

Through fiscal year 2015, Patterson was comprised of three reportable segments: dental supply, veterinary supply, and rehabilitation supply. In the first quarter of fiscal 2016, we re-evaluated our reportable segments as a result of entering into a definitive agreement to sell Patterson Medical and completing the acquisition of Animal Health International, Inc. We are now comprised of three different reportable segments: Dental, Animal Health and Corporate. Prior period segment results have been restated to conform to this revised current period presentation.

Our Dental and Animal Health reportable business segments are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment and software, turnkey digital solutions and value-added services to dentists and dental laboratories throughout North America. Animal Health, formerly our Patterson Veterinary reportable segment, is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment, which was previously included in our dental supply reporting segment through the end of fiscal 2015, is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results. Corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment and long-term receivables. We evaluate segment performance based on operating income. The costs to operate the distribution centers are allocated to the operating units based on the through-put of the unit.

The following table presents information about Patterson’s reportable segments:

	Three Months Ended
	August 1, 2015	July 26, 2014
Net sales
Corporate	$10,456	$9,782
Dental	575,117	542,874
Animal Health	557,297	386,300

Consolidated net sales	$1,142,870	$938,956

Operating income (loss) from continuing operations
Corporate	$(18,047)	$(10,540)
Dental	67,252	62,549
Animal Health	12,972	13,987

Consolidated operating income from continuing operations	$62,177	$65,996

	August 1, 2015	April 25, 2015
Total assets
Corporate	$494,647	$539,863
Dental	920,035	1,022,257
Animal Health	2,057,910	631,445

Total assets, excluding assets held for sale	3,472,592	2,193,565
Assets held for sale	767,062	754,141

Total assets	$4,239,654	$2,947,706

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended
	August 1, 2015	July 26, 2014
Net sales
Consumables	$895,307	$695,639
Equipment and software	153,483	156,394
Other	94,080	86,923

Consolidated net sales	$1,142,870	$938,956

10. Accumulated Other Comprehensive Loss

The following table summarizes accumulated other comprehensive loss (AOCL) at August 1, 2015 and April 25, 2015 and the activity for fiscal 2016:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 25, 2015	$(18,668)	$(41,678)	$(60,346)
Other comprehensive loss before reclassifications	—	(11,275)	(11,275)
Amounts reclassified from AOCL	617	—	617

AOCL at August 1, 2015	$(18,051)	$(52,953)	$(71,004)

The amounts reclassified from AOCL during fiscal 2016 represent gains and losses on cash flow hedges, net of taxes of $85. The net impact to the condensed consolidated statements of income was an increase to interest expense of $702.

11. Debt Issuance

On June 16, 2015, the Company entered into a credit agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and Bank of America, N.A., as syndication agent, (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders provided Patterson with senior unsecured lending facilities of up to $1,500,000, consisting of a $1,000,000 unsecured term loan and a $500,000 unsecured revolving line of credit. Interest on borrowings under the Credit Agreement is based on LIBOR plus a spread which can range from 1.125% to 2.000%. This spread, as well as a commitment fee on the unused portion of the facility, are based on our leverage ratio, as defined in the Credit Agreement. The initial interest rate under the Credit Agreement is LIBOR plus 2.000%. Initial borrowings under the Credit Agreement were $1,000,000 under the unsecured term loan and $200,000 under the unsecured revolving line of credit. The term loan and revolving credit facilities will mature no later than June 16, 2020.

Upon certain significant asset dispositions, we agreed to use proceeds from such dispositions to effect prepayment of outstanding loan balances under the Credit Agreement. Subsequent to the end of our first quarter of fiscal 2016, on August 28, 2015, we completed the sale of Patterson Medical, as described further in Note 3 to the Condensed Consolidated Financial Statements. As a result of this sale, $670,000 was repaid on the original outstanding $1,000,000 unsecured term loan.

The Company is subject to various financial covenants under the Credit Agreement including the maintenance of leverage and interest coverage ratios. In the event of a default by the Company, any outstanding obligations may become due and payable immediately. We met the covenants under the Credit Agreement as of August 1, 2015.

On June 16, 2015, our previous $300,000 credit facility, which was due to expire in December 2016, was terminated and replaced by the revolving line of credit under the Credit Agreement. There were no outstanding borrowings under our current or previous revolving lines of credit at August 1, 2015 or April 25, 2015.

12. Income Taxes

The effective income tax rate for the three months ended August 1, 2015 was 59.9% compared to 34.6% in the three months ended July 26, 2014. The increase in the rate is primarily due to the current quarter impact of cash repatriation and the impact of transaction-related costs incurred related to the acquisition of Animal Health International.

In the first quarter of fiscal year 2016, we approved a one-time repatriation of approximately $200,000 of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The full tax impact of the repatriation has been recorded in the first quarter of fiscal 2016, with $11,800 allocated to continuing operations. The Company has previously asserted that its foreign earnings are permanently reinvested and, outside of this one-time repatriation, does not change its on-going assertion.

13. Subsequent Events

Subsequent to the end of our first quarter of fiscal 2016, on August 28, 2015, we completed the sale of Patterson Medical, described further in Note 3 to the Condensed Consolidated Financial Statements. The Company anticipates recognizing an after-tax gain during the second quarter of fiscal 2016 on this sale. As a result of this sale, $670,000 was repaid on the original outstanding $1,000,000 unsecured term loan under the Credit Agreement described further in Note 11 to the Condensed Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our first quarter fiscal 2016 financial information is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our Company’s financial information.

Patterson has historically operated a distribution business in three markets: dental, veterinary and rehabilitation. In the first quarter of fiscal 2016, we acquired Animal Health International and entered into a definitive agreement to sell Patterson Medical, our historical rehabilitation business. As a result of these two transactions, we now operate in two complementary markets: dental and animal health, with animal health consisting of our historical veterinary business and newly acquired Animal Health International business. Patterson Medical results are reported as discontinued operations beginning in the first quarter of fiscal 2016 for all periods presented in the condensed consolidated statements of income. The assets and liabilities of Patterson Medical were reflected as held for sale in the condensed consolidated balance sheets as of August 1, 2015 and April 25, 2015.

Operating margins of the animal health business are considerably lower than the dental business. While operating expenses run at a lower rate in the animal health business, its gross margin is substantially lower due generally to the low margins on the pharmaceutical products that are distributed.

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal years 2016 and 2015 represents the 14 weeks ended August 1, 2015 and the 13 weeks ended July 26, 2014, respectively. Fiscal year 2016 will include 53 weeks and fiscal 2015 included 52 weeks of operations.

We believe there are several important aspects of Patterson’s business that are useful in analyzing it, including: (1) market growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines internal growth as the increase in net sales from period to period, excluding the impact of changes in currency exchange rates, and excluding the net sales, for a period of twelve months following the transaction date, of businesses we have acquired.

The following summarizes significant activities that occurred in the first quarter of fiscal 2016.

Animal Health International Acquisition. On June 16, 2015, we completed the previously announced acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. (“Animal Health International Acquisition”). Animal Health International generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. This acquisition more than doubled the size of Patterson’s animal health business. Our animal health business now offers a range of products and services to a broader base of customers in North America and the U.K. Under terms of the agreement, we acquired all of Animal Health International’s stock for $1.1 billion in cash, subject to customary working capital adjustments.

Transaction-Related Costs. During the first quarter of fiscal 2016, we incurred $9.3 million, or approximately $0.09 per diluted share on an after-tax basis, of transaction costs related to the Animal Health International Acquisition (“Transaction-Related Costs”). See Note 2 to the Condensed Consolidated Financial Statements for information regarding the Animal Health International Acquisition.

Patterson Medical Sale. During the first quarter of fiscal 2016, we entered into a definitive agreement to sell all of the outstanding shares of common stock of Patterson Medical Holdings, Inc. for $715.0 million in cash to Madison Dearborn Partners. The definitive agreement for this sale included a working capital adjustment provision that impacted the final sale price. Subsequent to the end of the first quarter of fiscal 2016, on August 28, 2015, the Company completed the sale of Patterson Medical Holdings, Inc. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 1, 2015 COMPARED TO QUARTER ENDED JULY 26, 2014

Continuing Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data from continuing operations:

	Three Months Ended
	August 1, 2015	July 26, 2014
Net sales	100.0%	100.0%
Cost of sales	74.8	73.3

Gross profit	25.2	26.7
Operating expenses	19.8	19.7

Operating income from continuing operations	5.4	7.0
Other expense (income)	1.0	0.8

Income from continuing operations before taxes	4.4	6.2
Income taxes	2.6	2.1

Net income from continuing operations	1.8%	4.1%

Net Sales. Consolidated net sales for the three months ended August 1, 2015 (“Current Quarter”) were $1,142.9 million, a 21.7% increase from $939.0 million for the three months ended July 26, 2014 (“Prior Quarter”). The impact of the Animal Health International Acquisition and an additional week of results were the main reasons for the increase. Foreign exchange rate changes had an unfavorable impact to Current Quarter sales growth of 2.4%.

Dental segment sales were $575.1 million, a 5.9% increase from $542.9 million from the Prior Quarter. Current Quarter sales of consumables increased 10.1%. Consumable sales were positively impacted by an estimated 7.8% by the extra week of results and negatively impacted by 1.5% by Foreign exchange rates. Sales of dental equipment and software decreased 3.4% to $143.7 million. Sales of other services and products increased 6.7% in the Current Quarter.

Animal Health segment sales were $557.3 million, a 44.3% increase from $386.3 million from the Prior Quarter. Animal Health International contributed $171.9 million of sales in the Current Quarter. Foreign exchange rate changes had an unfavorable impact of 3.6% to the Current Quarter sales growth. Consumables increased 45.1%, equipment and software sales were $9.8 million, an increase of 28.9%, and other services and products increased 22.6%.

Gross Profit. Consolidated gross profit decreased 150 basis points from the Prior Quarter to 25.2%. The decrease was predominantly the result of the Animal Health International Acquisition, which has lower gross margins than our historical businesses.

Operating Expenses. Consolidated operating expenses were $226.1 million, a 22.4% increase from the Prior Quarter of $184.6 million. Operating expenses mainly increased due to the Animal Health International Acquisition and the Transaction-Related Costs. The consolidated operating expense ratio of 19.8% increased 10 basis points from the Prior Quarter.

Operating Income From Continuing Operations. Current Quarter operating income was $62.2 million, or 5.4% of net sales, as compared to $66.0 million, or 7.0% of net sales in the Prior Quarter. The decrease is mainly due to the Animal Health International Acquisition and Transaction-Related Costs.

Other (Expense) Income, Net. Net other expense was $11.5 million in the Current Quarter compared to $7.4 million in the Prior Quarter. The increase was mainly due to increased interest expense related to the new credit agreement entered into in connection with the Animal Health International Acquisition.

Income Tax Expense. The effective income tax rate for the Current Quarter was 59.9% compared to 34.6% in the Prior Quarter. The increase in the Current Quarter rate was primarily due to the Current Quarter impact of the cash repatriation and the impact of the Transaction-Related Costs. For the full fiscal year 2016, the income tax rate from recurring operations is expected to be in a range from 35.0% to 35.5%, excluding the impact of the cash repatriation and the impact of the Transaction-Related Costs.

Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations was $20.3 million, compared to $38.3 million in the Prior Quarter. Earnings per diluted share were $0.30 in the Current Quarter compared to $0.50 in the Prior Quarter. Diluted shares outstanding in the Current Quarter were 100,162,000 compared to 100,182,000 in the Prior Quarter. The Current Quarter’s cash dividend was $0.22 per common share compared to $0.20 in the Prior Quarter.

Discontinued Operations

Net income from discontinued operations was $9.4 million, compared to $12.0 million in the Prior Quarter. The decrease in net income from discontinued operations was driven primarily by transaction-related costs related to the Patterson Medical Sale.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating activities in the Current Quarter were $5.4 million compared to $68.8 million in the Prior Quarter. The decrease was primarily a result of timing of disbursements related to accounts payable and payroll.

Net cash used by investing activities was $1,121.8 million in the Current Quarter compared to a use of $11.5 million in the Prior Quarter. The Current Quarter includes the purchase of Animal Health International for $1,104.7 million. We expect to use a total of approximately $60 million to $70 million for capital expenditures in fiscal 2016, with our main investment in our information technology initiatives.

Cash provided by financing activities during the Current Quarter was $964.5 million. The net proceeds of a new five year term loan, described further below, were $988.4 million, which was partially offset by $23.1 million for dividends. In the Prior Quarter, cash used by financing activities was $63.8 million including dividend payments of $20.1 million and stock repurchases of $42.9 million.

On June 16, 2015, the Company entered into a credit agreement (the “Credit Agreement”), under which the lenders provided Patterson with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. At August 1, 2015, $1.0 billion under the unsecured term loan was outstanding at an interest rate of LIBOR plus 2.000%. The Credit Agreement expires in fiscal 2021. Also on June 16, 2015, our previous $300 million credit facility, which was due to expire in December 2016, was terminated and replaced by the revolving line of credit under the Credit Agreement. There were no outstanding borrowings under our current or previous revolving lines of credit at August 1, 2015 or April 25, 2015.

We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2016.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Under the current pronouncement, we are required to adopt the new pronouncement in the first quarter of fiscal 2017 and plan to do so at that time. At this time, we do not anticipate a material impact to the financial statements once implemented.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. We are evaluating the new standard, but do not, at this time, anticipate a material impact to the financial statements once implemented.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In our Form 10-K for the year ended April 25, 2015, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2016, the Company entered into a credit agreement under which the lenders provided Patterson with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. Interest on borrowings under this credit agreement is based on LIBOR plus a spread which can range from 1.125% to 2.000%. Due to the interest rate being based on LIBOR, fluctuations in this rate impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in the LIBOR rate would have a $3.3 million impact on our income from continuing operations before taxes on an annualized basis. There have been no other material changes since April 25, 2015 in our market risk. For further information on market risk, refer to Item 7A in our 2015 Annual Report on Form 10-K filed June 24, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 1, 2015. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of August 1, 2015.

Except as described below, there were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

On June 16, 2015, the Company acquired Animal Health International, Inc., which was a privately-held company prior to the acquisition. We are in the process of integrating Animal Health International, Inc.’s operations into the Company, and as permitted under SEC regulations, we will exclude the operations of Animal Health International, Inc. from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the fiscal year ending April 30, 2016. We will begin evaluating Animal Health International, Inc.’s internal controls and implementing our internal control structure over the acquired operations during fiscal 2016, and we expect to complete this effort during fiscal 2017.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2013, Patterson’s Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under this new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018. As of August 1, 2015, a total of 20.9 million shares remain available under the current repurchase authorization. No shares were repurchased during the first quarter of fiscal 2016.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2015 Annual Report on Form 10-K filed June 24, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 10, 2015

	By:	/s/ Ann B. Gugino
Ann B. Gugino
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement between Patterson Companies, Inc. and Lanai Holdings III, Inc. dated July 1, 2015 (incorporated by reference to our Current Report on Form 8-K, filed July 1, 2015 (File No. 000-20572)).

10.1	Commitment Letter, dated May 2, 2015, by and between Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank Of America, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd. and Patterson Companies, Inc. (incorporated by reference to our Current Report on Form 8-K, filed May 4, 2015 (File No. 000-20572)).

10.3	Credit Agreement dated as of June 16, 2015 by and among Patterson Companies, Inc., the lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to our Current Report on Form 8-K, filed June 17, 2015 (File No. 000-20572)).

10.4	Agreement and Plan of Merger, dated May 2, 2015, by and among Patterson Companies, Inc., Rams Merger Sub, Inc., Animal Health International, Inc. and Leonard Green & Partners, L.P. (incorporated by reference to our Current Report on Form 8-K, filed May 4, 2015 (File No. 000-20572)).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL format.