Form 10-Q
period 2015-10-31
PATTERSON COMPANIES, INC.
filed 2015-12-10
CIK 891024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2015.

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

As of December 3, 2015, there were 99,430,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31,	April 25,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,451	$347,260
Short-term investments	—	53,372
Receivables, net of allowance for doubtful accounts	734,461	586,263
Inventory	752,849	408,422
Prepaid expenses and other current assets	83,169	59,561
Current assets held for sale	—	118,347

Total current assets	1,665,930	1,573,225
Property and equipment, net	272,190	204,133
Long-term receivables, net	75,784	71,686
Goodwill	817,595	299,924
Identifiable intangibles, net	537,079	125,025
Other	83,260	37,919
Long-term assets held for sale	—	635,794

Total assets	$3,451,838	$2,947,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492,469	$323,294
Accrued payroll expense	47,671	72,464
Other accrued liabilities	162,225	142,611
Current maturities of long-term debt	15,991	—
Borrowings on revolving credit	80,000	—
Current liabilities held for sale	—	39,316

Total current liabilities	798,356	577,685
Long-term debt	1,034,884	725,000
Other non-current liabilities	255,341	81,484
Long-term liabilities held for sale	—	49,414

Total liabilities	2,088,581	1,433,583
Stockholders’ equity:
Common stock	995	1,033
Additional paid-in capital	27,759	21,026
Accumulated other comprehensive loss	(63,626)	(60,346)
Retained earnings	1,475,867	1,630,148
Unearned ESOP shares	(77,738)	(77,738)

Total stockholders’ equity	1,363,257	1,514,123

Total liabilities and stockholders’ equity	$3,451,838	$2,947,706

See accompanying notes

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 25,	October 31,	October 25,
	2015	2014	2015	2014
Net sales	$1,389,210	$978,220	$2,532,080	$1,917,176
Cost of sales	1,058,311	718,933	1,912,937	1,407,272

Gross profit	330,899	259,287	619,143	509,904
Operating expenses	247,436	187,147	473,503	371,768

Operating income from continuing operations	83,463	72,140	145,640	138,136
Other income and expense:
Other income, net	954	777	1,624	2,147
Interest expense	(17,154)	(8,544)	(29,297)	(17,312)

Income from continuing operations before taxes	67,263	64,373	117,967	122,971
Income taxes	24,700	22,508	55,093	42,781

Net income from continuing operations	42,563	41,865	62,874	80,190
Net income (loss) from discontinued operations	(7,142)	11,913	2,250	23,877

Net income	$35,421	$53,778	$65,124	$104,067

Basic earnings (loss) per share:
Continuing operations	$0.43	$0.42	$0.64	$0.81
Discontinued operations	(0.07)	0.12	0.02	0.24

Net basic earnings per share	$0.36	$0.54	$0.66	$1.05

Diluted earnings (loss) per share:
Continuing operations	$0.43	$0.42	$0.63	$0.80
Discontinued operations	(0.07)	0.12	0.02	0.24

Net diluted earnings per share	$0.36	$0.54	$0.65	$1.04

Weighted average shares:
Basic	98,525	98,802	98,981	99,066

Diluted	99,185	99,376	99,674	99,779

Dividends declared per common share	$0.22	$0.20	$0.44	$0.40

Comprehensive income
Net income	$35,421	$53,778	$65,124	$104,067
Foreign currency translation gain (loss)	6,941	(36,816)	(4,334)	(26,506)
Cash flow hedges, net of tax	437	(3,867)	1,054	(6,176)

Comprehensive income	$42,799	$13,095	$61,844	$71,385

See accompanying notes

PATTERSON COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 31,	October 25,
	2015	2014
Operating activities:
Net income	$65,124	$104,067
Net income from discontinued operations	2,250	23,877

Net income from continuing operations	62,874	80,190
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	16,791	11,663
Amortization	21,609	9,351
Bad debt expense	5,674	809
Non-cash employee compensation	13,541	11,940
Accelerated amortization of debt issuance costs on early retirement of debt	5,153	—
Excess tax benefits from stock-based compensation	(1,686)	(175)
Change in assets and liabilities, net of acquired	(137,923)	(37,233)

Net cash (used in) provided by operating activities- continuing operations	(13,967)	76,545
Net cash (used in) provided by operating activities- discontinued operations	(38,985)	21,850

Net cash (used in) provided by operating activities	(52,952)	98,395
Investing activities:
Additions to property and equipment	(40,978)	(29,190)
Acquisitions and equity investments, net of cash assumed	(1,105,229)	—
Proceeds from sale of securities	48,744	40,775
Purchase of investments	—	(543)

Net cash (used in) provided by investing activities- continuing operations	(1,097,463)	11,042
Net cash provided by investing activities- discontinued operations	715,430	4,598

Net cash (used in) provided by investing activities	(382,033)	15,640
Financing activities:
Dividends paid	(45,356)	(40,174)
Repurchases of common stock	(160,579)	(47,539)
Proceeds from issuance of long-term debt	1,000,000	—
Debt issuance costs	(11,600)	—
Draw on revolver	80,000	—
Retirement of long-term debt	(674,125)	—
Other financing activities	2,894	844

Net cash provided by (used in) financing activities	191,234	(86,869)
Effect of exchange rate changes on cash	(8,058)	(7,202)

Net change in cash and cash equivalents	(251,809)	19,964
Cash and cash equivalents at beginning of period	347,260	264,908

Cash and cash equivalents at end of period	$95,451	$284,872

See accompanying notes

PATTERSON COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

(Dollars, except per share amounts, and shares in thousands)

(Unaudited)

Note 1. General

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (“Patterson”) as of October 31, 2015, and our results of operations and cash flows for the periods ended October 31, 2015 and October 25, 2014. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 31, 2015 and October 25, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our 2015 Annual Report on Form 10-K filed on June 24, 2015.

Such unaudited condensed consolidated financial statements include the assets and liabilities of PDC Funding Company, LLC (“PDC Funding”) and PDC Funding Company II, LLC (“PDC Funding II”), wholly owned subsidiaries and separate legal entities under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities established to sell customer installment sale contracts to outside financial institutions in the normal course of their business. The assets of PDC Funding and PDC Funding II would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding or PDC Funding II.

Through fiscal 2015, Patterson was comprised of three reportable segments: dental supply, veterinary supply and rehabilitation supply. This fiscal year, we reorganized our reportable segments as a result of our acquisition of Animal Health International, Inc. and our divestiture of our wholly-owned subsidiary Patterson Medical Holdings, Inc., the entity through which we operated the rehabilitation supply business. We now present three different reportable segments: Dental, Animal Health and Corporate. Prior period segment results have been restated to conform to this revised current period presentation.

Fiscal Year End

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarters of fiscal 2016 and 2015 include the 13 weeks ended October 31, 2015 and October 25, 2014, respectively. The six months ended October 31, 2015 and October 25, 2014 include 27 and 26 weeks, respectively. Fiscal 2016 will include 53 weeks and fiscal 2015 included 52 weeks of operations.

Comprehensive Income

Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax on earnings from foreign operations that are considered to be indefinitely reinvested outside the U.S. The income tax benefit/(loss) related to cash flow hedges was $(265) and $2,321 for the three months ended October 31, 2015 and October 25, 2014, respectively. The income tax benefit/(loss) related to cash flow hedges was $(350) and $7,134 for the six months ended October 31, 2015 and October 25, 2014, respectively.

Earnings Per Share

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	October 31,	October 25,	October 31,	October 25,
	2015	2014	2015	2014
Denominator for basic EPS – weighted average shares	98,525	98,802	98,981	99,066
Effect of dilutive securities	660	574	693	713

Denominator for diluted EPS – weighted average shares	99,185	99,376	99,674	99,779

Potentially dilutive securities consisting of stock options, restricted stock and stock purchase plans representing 899 shares for the three and six months ended October 31, 2015 and 124 shares for the three and six months ended October 25, 2014 were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. We are evaluating the new standard, but do not, at this time, anticipate a material impact to our financial statements once implemented.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory measured using any method other than last-in, first-out (LIFO) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. We are required to adopt the new pronouncement in the first quarter of fiscal 2018, and plan to do so at that time. Early adoption is permitted. We are evaluating the effect of adopting this pronouncement, but do not, at this time, anticipate a material impact to our financial statements once implemented.

In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU states that ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” does not address debt issuance costs for line-of-credit arrangements, and therefore the SEC staff would not object to an entity deferring and presenting these related debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. At this time, we do not believe that ASU No. 2015-15 will have a material impact on our financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We are required to adopt the new pronouncement in the first quarter of fiscal 2017, with early adoption permitted. We are evaluating the effect and timing of adopting this pronouncement, but do not, at this time, anticipate a material impact to the financial statements once implemented.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Income Taxes.” This ASU eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in the classified statement of financial position. We are required to adopt the ASU in the first quarter of fiscal 2018, with early adoption permitted. We are evaluating the effect and timing of adopting this pronouncement, but do not, at this time, anticipate a material impact to the financial statements once implemented.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Acquisitions

During our first fiscal quarter of 2016, we completed the acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. This acquisition more than doubled the revenue previously attributable to our animal health business, which was previously focused on the companion animal health market. Our animal health business now offers an expanded range of products and services to a broader base of customers in North America and the U.K. Under terms of the merger agreement, we acquired all of Animal Health International’s stock for $1,100,000 in cash, subject to customary working capital adjustments.

In connection with the acquisition, we entered into a credit agreement consisting of a $1,000,000 unsecured term loan and a $500,000 unsecured cash flow revolving line of credit, described further in Note 11 to the Condensed Consolidated Financial Statements.

The acquisition has been accounted for in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. A valuation of the assets and liabilities from the business acquisition was performed utilizing cost, income and market approaches resulting in $589,833 allocated to identifiable net assets. The initial accounting for the acquisition is not complete because certain information and analysis that may impact our initial valuations are still being obtained or reviewed. The significant assets and liabilities for which provisional amounts are recognized at the acquisition date are property and equipment, intangible assets, goodwill, working capital adjustments and deferred income taxes. The provisional amounts recognized are subject to revision until our valuations are completed, not to exceed one year, and any material adjustments identified that existed as of the acquisition date will be retroactively recorded.

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed related to the acquisition, as of the acquisition date:

Total purchase price consideration	$1,108,203

Receivables	$161,427
Inventory	195,367
Prepaid expenses and other current assets	33,005
Property and equipment	44,178
Identifiable intangibles	434,300
Other long-term assets	40,869

Total assets acquired	909,146

Accounts payable	122,129
Accrued liabilities and other current liabilities	19,395
Deferred tax liability	177,789

Total liabilities assumed	319,313

Identifiable net assets acquired	589,833
Goodwill	518,370

Net assets acquired	$1,108,203

As a result of recording the stepped up fair market basis for GAAP purposes, but receiving primarily carryover basis for tax purposes in the acquisition, we recorded a deferred tax asset and deferred tax liability of $2,569 and $177,789, respectively.

The goodwill of $518,370 resulting from the acquisition reflects the excess of our purchase price over the fair value of the net assets acquired. An adjustment to increase goodwill by $499 was recorded in the second quarter of fiscal 2016 as a result of working capital adjustments. The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, cost synergies, and the potential to integrate and expand existing product lines. We allocated all of the goodwill to our Animal Health reporting segment. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

Revenues of $585,950 and operating income of $12,369 attributable to the acquisition are included in our condensed consolidated statement of income for the six months ended October 31, 2015. Included in operating income for the six months ended October 31, 2015 is amortization expense of $12,048 related to the identifiable intangible assets acquired in the transaction.

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

The following unaudited pro forma financial results for the combined results of Patterson and Animal Health International for the six month periods ended October 31, 2015 and October 25, 2014 assume the acquisition occurred on April 27, 2014. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed as of April 27, 2014, nor are they indicative of future results of operations.

	Six Months Ended
	October 31,	October 25,
	2015	2014
Pro forma net sales	$2,725,116	$2,650,613
Pro forma net income from continuing operations	70,957	74,754

Pro forma net income from continuing operations for the six month period ended October 31, 2015 includes $12,300 of income tax expense related to the repatriation of foreign earnings, described further in Note 12 to the Condensed Consolidated Financial Statements.

Note 3. Discontinued Operations

On July 1, 2015, we entered into a definitive agreement to sell all of the outstanding shares of common stock of Patterson Medical Holdings, Inc., our wholly owned subsidiary responsible for our rehabilitation supply business known as Patterson Medical (“Patterson Medical”), for $715,000 in cash to Madison Dearborn Partners. The definitive agreement includes a working capital adjustment provision that impacts the final sale price. On August 28, 2015, we completed the sale of Patterson Medical for $718,078, with such sales price including the above-described working capital adjustment. As additional consideration for the shares of Patterson Medical, we obtained a number of common units of the parent company of the buyer equal to 10% of the common units outstanding at closing. Unlike the other common units, these units will only become entitled to begin participating in distributions to the common unit holders at such time, if any, as the Madison Dearborn Partners’ investor cash inflows equal or exceed 2.5 times the Madison Dearborn Partners’ investor cash outflows. These units are non-transferrable. We recorded a pre-tax gain of $25,520 on the sale of Patterson Medical during the second quarter of fiscal 2016 within discontinued operations in the condensed consolidated statements of income.

In connection with the above described transaction, we also entered into a transition services agreement with our former subsidiary, pursuant to which Patterson Medical Holdings, Inc., as owned by Madison Dearborn Partners, is paying us to provide, among other things, certain information technology, distribution, facilities, finance, tax and treasury, and human resources services for up to 24 months after closing.

As of October 31, 2015, we classified Patterson Medical’s results of operations as discontinued operations for all periods presented in the condensed consolidated statements of income. The assets and liabilities of Patterson Medical were reflected as held for sale in the condensed consolidated balance sheets as of April 25, 2015. The classification was based on our entering into the definitive agreement to sell Patterson Medical during the first quarter of fiscal 2016, the entity being available for sale in its present condition at that time and the sale being completed in the second quarter of fiscal 2016. The operations and cash flows of Patterson Medical have been eliminated from our continuing operations, which were previously recorded as the rehabilitation supply reportable segment.

The following summarizes the assets and liabilities of Patterson Medical as of April 25, 2015:

April 25,
2015
Assets held for sale
Receivables, net of allowance for doubtful accounts	$57,876
Inventory	48,265
Prepaid expenses and other current assets	12,206
Property and equipment, net	22,672
Goodwill	537,175
Identifiable intangibles, net	74,804
Other long-term assets	1,143

Total assets held for sale	$754,141

Liabilities held for sale
Accounts payable	$26,341
Accrued liabilities and other current liabilities	12,975
Long-term liabilities	49,414

Total liabilities held for sale	$88,730

The following summarizes the results of operations of our discontinued Patterson Medical operations for the periods presented:

	Three Months Ended		Six Months Ended
	October 31, 2015 (a)	October 25, 2014	October 31, 2015	October 25, 2014
Net sales	$37,693	$125,105	$168,504	$245,678
Cost of sales	24,486	78,570	107,359	153,535
Operating expenses	22,915	27,454	54,954	54,304
Gain on sale	(25,520)	—	(25,520)	—
Other expense (income)	60	17	150	(115)

Income before taxes	15,752	19,064	31,561	37,954
Income taxes	22,894	7,151	29,311	14,077

Net income from discontinued operations	$(7,142)	$11,913	$2,250	$23,877

(a)	Includes activity up until the sale date of August 28, 2015.

Operating expenses for the three and six months ended October 31, 2015 include professional fees of $9,842 and $13,692, respectively, incurred in connection with the sale of Patterson Medical. Depreciation and amortization were ceased during the three and six months ended October 31, 2015 in accordance with accounting for discontinued operations. Income taxes have been allocated to Patterson Medical based on the accounting requirements for presenting discontinued operations. Income taxes as a percent of income before taxes for both the three and six months ended October 31, 2015 are higher than in the respective prior periods as a result of the requirement to calculate the tax due on the sale of Patterson Medical including certain basis differences that were appropriately not previously recognized for financial reporting purposes.

Note 4. Goodwill and Other Intangible Assets

Goodwill balances and related activity by business segment are as follows:

	Balance at April 25, 2015	Acquisition Activity and Divestitures	Other Activity	Balance at October 31, 2015
Corporate	$—	$—	$—	$—
Dental	139,449	—	(738)	138,711
Animal Health	160,475	518,370	39	678,884

Total	$299,924	$518,370	$(699)	$817,595

Balances of other intangible assets, excluding goodwill, are as follows:

	October 31,	April 25,
	2015	2015
Unamortized – indefinite lived:
Copyrights, trade names and trademarks	$29,900	$17,600
Amortized:
Distribution agreement, customer lists and other	642,614	221,359
Less: Accumulated amortization	(135,435)	(113,934)

Net amortized intangible assets	507,179	107,425

Total identifiable intangible assets, net	$537,079	$125,025

Note 5. Derivative Financial Instruments

Patterson is a party to certain offsetting and identical interest rate cap agreements. These interest rate cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of an equipment finance contracts sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On November 25, 2014, this sale agreement was amended on terms generally consistent with the expiring agreement. The interest rate cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.

The interest rate cap agreements are cancelled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 31, 2015, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $500,000 and a maturity date of February 2022. Patterson sold an identical interest rate cap to the same bank.

Similar to the above agreements, PDC Funding II and Patterson entered into offsetting and identical interest rate cap agreements with a notional amount of $100,000 in fiscal 2014. In August 2015, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. The notional amount remained at $100,000 and the new maturity date is July 2023.

In addition to the purchased and sold identical interest rate cap agreements described above, in May 2012 we entered into an interest rate swap agreement with a bank to economically hedge the interest rate risk associated with a portion of the finance contracts we had sold through the special purpose entities. This agreement expired in April 2015.

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

The following presents the fair value of interest rate contracts included in the condensed consolidated balance sheets:

		October 31,	April 25,
Derivative type	Classification	2015	2015
Interest rate contracts	Other noncurrent assets	$835	$1,255
Interest rate contracts	Other noncurrent liabilities	835	1,255

The following table presents the effect of interest rate contracts on the condensed consolidated statements of income and other comprehensive income (OCI):

		Three Months Ended		Six Months Ended
Derivative type	Location of gain/(loss) recognized on derivative	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014
Interest rate swap	OCI	$437	$(3,867)	$1,054	$(6,176)

We recorded $703 of interest expense during the three months ended October 31, 2015, and $49 as a reduction to interest expense in the three months ended October 25, 2014 related to the interest rate swap. We recorded $1,405 of interest expense during the six months ended October 31, 2015, and $97 as a reduction to interest expense in the six months ended October 25, 2014 related to the interest rate swap. We recorded no ineffectiveness during the three and six month periods ended October 31, 2015 and October 25, 2014.

Note 6. Fair Value Measurements

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 -	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	October 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,949	$4,949	$—	$—
Derivative instruments	835	—	835	—

Total assets	$5,784	$4,949	$835	$—

Liabilities:

Derivative instruments	$835	$—	$835	$—

	April 25, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$90,569	$90,569	$—	$—
Derivative instruments	1,255	—	1,255	—

Total assets	$91,824	$90,569	$1,255	$—

Liabilities:

Derivative instruments	$1,255	$—	$1,255	$—

Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.

Derivative instruments – Our derivative instruments consist of interest rate contracts. These instruments are valued using observable inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the six-month periods ended October 31, 2015 or October 25, 2014.

Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of October 31, 2015 and April 25, 2015 was $1,058,425 and $746,685, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e. level 2 inputs).

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 31, 2015 and April 25, 2015.

Note 7. Securities

On October 25, 2013, we invested in three time deposits with total principal of $110,000 Canadian. On October 24, 2014, time deposits with a principal value of $45,000 Canadian matured with a value of $45,436 Canadian. The remaining time deposits with a principal value of $65,000 Canadian matured on October 28, 2015 with a value of $67,031 Canadian. Our time deposit securities were classified as held-to-maturity securities as of April 25, 2015, as we had both the intent and ability to hold them until maturity. They were carried at cost, adjusted for accrued interest and amortization. The carrying value was not materially different than fair value. The fair value was determined based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which included a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not have resulted in a materially lower fair value estimate. The interrelationship between these inputs was insignificant.

Note 8. Customer Financing

As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Company-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under our sponsored program, equipment purchased by customers with strong credit may be financed up to a maximum of $500 for any one customer. We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. We currently have two arrangements under which we sell these contracts.

First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. At least 13% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The capacity under the agreement at October 31, 2015 was $500,000.

Second, we also maintain an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. We established another SPE, PDC Funding II, a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive the proceeds of the contracts upon sale. At least 14% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The capacity under the agreement at October 31, 2015 was $100,000.

The portion of the purchase price for the receivables held by the conduits is a deferred purchase price receivable, which is paid to the SPE as payments on the receivables are collected from customers. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. We value the deferred purchase price receivable based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which include a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.

These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. During the three and six months ended October 31, 2015, we sold $48,172 and $142,939, respectively, and during the three and six months ended October 25, 2014, we sold $47,059 and $132,148, respectively, of contracts under these arrangements. We retain servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at October 31, 2015.

Included in cash and cash equivalents in the condensed consolidated balance sheets are $24,793 and $29,863 as of October 31, 2015 and April 25, 2015, respectively, which represents cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. Included in current receivables in the condensed consolidated balance sheets are $105,852, net of unearned income of $6,781, and $88,470, net of unearned income of $4,197, as of October 31, 2015 and April 25, 2015, respectively, of finance contracts we have not yet sold. A total of $529,484 of finance contracts receivable sold under the agreements was outstanding at October 31, 2015. The deferred purchase price under the arrangements was $67,550 and $66,715 as of October 31, 2015 and April 25, 2015, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

Note 9. Segment Reporting

Through fiscal 2015, Patterson was comprised of three reportable segments: dental supply, veterinary supply and rehabilitation supply. This fiscal year, we reorganized our reportable segments as a result of our acquisition of Animal Health International, Inc. and our divestiture of our wholly-owned subsidiary Patterson Medical Holdings, Inc., the entity through which we operated the rehabilitation supply business. We now present three different reportable segments: Dental, Animal Health and Corporate. Prior period segment results have been restated to conform to this revised current period presentation.

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

The following table presents information about Patterson’s reportable segments:

	Three Months Ended		Six Months Ended
	October 31,	October 25,	October 31,	October 25,
	2015	2014	2015	2014
Net sales
Corporate	$13,435	$9,110	$23,891	$18,892
Dental	601,322	592,636	1,176,439	1,135,510
Animal Health	774,453	376,474	1,331,750	762,774

Consolidated net sales	$1,389,210	$978,220	$2,532,080	$1,917,176

Operating income (loss) from continuing operations
Corporate	$(15,808)	$(15,623)	$(33,855)	$(26,163)
Dental	74,094	73,427	141,346	135,976
Animal Health	25,177	14,336	38,149	28,323

Consolidated operating income from continuing operations	$83,463	$72,140	$145,640	$138,136

	October 31, 2015	April 25, 2015
Total assets
Corporate	$469,101	$539,863
Dental	900,668	1,022,257
Animal Health	2,082,069	631,445

Total assets, excluding assets held for sale	3,451,838	2,193,565
Assets held for sale	—	754,141

Total assets	$3,451,838	$2,947,706

The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended		Six Months Ended
	October 31,	October 25,	October 31,	October 25,
	2015	2014	2015	2014
Net sales
Consumables	$1,087,489	$686,165	$1,982,796	$1,381,804
Equipment and software	207,809	204,409	361,292	360,803
Other	93,912	87,646	187,992	174,569

Consolidated net sales	$1,389,210	$978,220	$2,532,080	$1,917,176

Note 10. Accumulated Other Comprehensive Loss

The following table summarizes accumulated other comprehensive loss (AOCL) at October 31, 2015 and April 25, 2015 and the activity for fiscal 2016:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 25, 2015	$(18,668)	$(41,678)	$(60,346)
Other comprehensive loss before reclassifications	—	(15,417)	(15,417)
Amounts reclassified from AOCL	1,054	11,083	12,137

AOCL at October 31, 2015	$(17,614)	$(46,012)	$(63,626)

The amounts reclassified from AOCL during fiscal 2016 represent gains and losses on cash flow hedges, net of taxes of $350, and amounts reclassified related to the divestiture of Patterson Medical of $11,083. The net impact to the condensed consolidated statements of income was an increase to interest expense of $1,405.

Note 11. Debt Issuance

During the first quarter of fiscal 2016, we entered into a credit agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and Bank of America, N.A., as syndication agent, (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders provided us with senior unsecured lending facilities of up to $1,500,000, consisting of a $1,000,000 unsecured term loan and a $500,000 unsecured revolving line of credit. Interest on borrowings under the Credit Agreement is based on LIBOR plus a spread which can range from 1.125% to 2.000%. This spread, as well as a commitment fee on the unused portion of the facility, are based on our leverage ratio, as defined in the Credit Agreement. The initial interest rate under the Credit Agreement is LIBOR plus 2.000%. Initial borrowings under the Credit Agreement were $1,000,000 under the unsecured term loan and $200,000 under the unsecured revolving line of credit. The term loan and revolving credit facilities will mature no later than June 16, 2020.

Upon certain significant asset dispositions, we agreed to use proceeds from such dispositions to effect prepayment of outstanding loan balances under the Credit Agreement. On August 28, 2015, we completed the sale of Patterson Medical, as described further in Note 3 to the Condensed Consolidated Financial Statements. As a result of this sale, $670,000 was repaid on the original outstanding $1,000,000 unsecured term loan. We recorded $5,153 of accelerated debt issuance cost amortization within interest expense concurrent with this early repayment of debt. Additionally, a $4,125 principal payment was made during the three months ended October 31, 2015. As of October 31, 2015, $325,875 was outstanding under the unsecured term loan.

We are subject to various financial covenants under the Credit Agreement including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We met the covenants under the Credit Agreement as of October 31, 2015.

On June 16, 2015, our previous $300,000 credit facility, which was due to expire in December 2016, was terminated and replaced by the revolving line of credit under the Credit Agreement. As of October 31, 2015, $80,000 was outstanding under our current revolving line of credit. There were no outstanding borrowings under our current or previous revolving lines of credit at April 25, 2015.

Note 12. Income Taxes

The effective income tax rate for the three months ended October 31, 2015 was 36.7% compared to 35.0% for the three months ended October 25, 2014, and for the six months ended October 31, 2015 was 46.7% compared to 34.8% for the six months ended October 25, 2014. The increases in the rates for both periods were primarily due to the current year impact of cash repatriation and the impact of transaction-related costs incurred related to the acquisition of Animal Health International, Inc.

In the first quarter of fiscal 2016, we approved a one-time repatriation of approximately $200,000 of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $12,300 from the repatriation was recorded during the first six months of fiscal 2016. We have previously asserted that our foreign earnings are permanently reinvested. Except for the repatriations described above, there is no change in our on-going assertion.

Note 13. Legal Proceedings

In September 2015, we were served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. Plaintiff has not specified a damage amount in its complaint. We intend to defend ourselves against the action vigorously. We do not anticipate that this matter will have a material adverse effect on our financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for the period ended October 31, 2015 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein, in our 2015 Annual Report on Form 10-K filed June 24, 2015, and in other documents previously filed with the Securities and Exchange Commission.

OVERVIEW

Our financial information for the first six months of fiscal 2016 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.

Through fiscal 2015, Patterson had traditionally operated a specialty distribution business in three markets: dental supply, veterinary supply and rehabilitation supply. In the first half of fiscal 2016, we acquired Animal Health International, Inc. and divested our wholly-owned subsidiary Patterson Medical Holdings, Inc. (“Patterson Medical”), the entity through which we operated the rehabilitation supply business. As a result of these two transactions, we now operate in two complementary markets: dental and animal health. While our dental business remains the same, our animal health business now consists of both companion animal and production animal lines of business. As of October 31, 2015, we classified the results of operations of Patterson Medical as discontinued operations for all periods presented in the condensed consolidated statements of income. The assets and liabilities of Patterson Medical were reflected as held for sale in the condensed consolidated balance sheets as of April 25, 2015.

Operating margins of the animal health business are considerably lower than the dental business. While operating expenses run at a lower rate in the animal health business, its gross margin is substantially lower due generally to the low margins on the pharmaceutical products that are distributed.

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2016 and 2015 represents the 13 weeks ended October 31, 2015 and October 25, 2014, respectively. The six months ended October 31, 2015 and October 25, 2014 included 27 and 26 weeks, respectively. Fiscal 2016 will include 53 weeks and fiscal 2015 included 52 weeks of operations.

We believe there are several important aspects of Patterson’s business that are useful in analyzing it, including: (1) growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines internal growth as the increase in net sales from period to period, excluding the impact of changes in currency exchange rates, and excluding the net sales, for a period of twelve months following the transaction date, of businesses we have acquired.

The following significant activities occurred in the first and second quarters of fiscal 2016:

Animal Health International Acquisition. On June 16, 2015, we completed the acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. Prior to our acquisition, Animal Health International, Inc. generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. Our acquisition more than doubled the revenue of our legacy animal health business which was previously focused solely on the companion animal market. Our animal health business now offers an expanded range of products and services to a broader base of customers in North America and the U.K. During the three and six months ended October 31, 2015, we incurred $0.7 million and $10.0 million, respectively, or $.01 and $0.10 per diluted share on an after-tax basis, respectively, of transaction costs related to the acquisition of Animal Health International, Inc. See Note 2 to the Condensed Consolidated Financial Statements for information regarding the acquisition of Animal Health International, Inc.

Patterson Medical Sale. During the first quarter of fiscal 2016, we entered into a definitive agreement to sell all of the outstanding shares of common stock of Patterson Medical Holdings, Inc. for $715.0 million in cash to Madison Dearborn Partners. The definitive agreement included a working capital adjustment provision that impacts the final sale price. On August 28, 2015, we completed the sale of Patterson Medical for $718.1 million, with such sales price including the above-described working capital adjustment. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

Cash Repatriation. In the first quarter of fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $12.3 million from the repatriation was recorded during the first six months of fiscal 2016.

RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 2015 COMPARED TO QUARTER ENDED OCTOBER 25, 2014

Continuing Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data from continuing operations:

	Three Months Ended
	October 31, 2015	October 25, 2014
Net sales	100.0%	100.0%
Cost of sales	76.2	73.5

Gross profit	23.8	26.5
Operating expenses	17.8	19.1

Operating income from continuing operations	6.0	7.4
Other expense (income)	1.2	0.8

Income from continuing operations before taxes	4.8	6.6
Income taxes	1.7	2.3

Net income from continuing operations	3.1%	4.3%

Net Sales. Consolidated net sales for the three months ended October 31, 2015 were $1,389.2 million, which represented a 42.0% increase from consolidated net sales of $978.2 million for the three months ended October 25, 2014. The inclusion of results of Animal Health International, Inc. was the main reason for the increase. Foreign exchange rate changes had an unfavorable impact of 2.0% to current quarter sales growth.

Dental segment sales for the three months ended October 31, 2015 were $601.3 million, which represented a 1.5% increase from Dental segment sales of $592.6 million for the three months ended October 25, 2014. Current quarter sales of dental consumables increased 1.8%. Dental consumable sales were negatively impacted by 1.5% by foreign exchange rates. Sales of dental equipment and software increased 0.4% to $196.8 million and sales of other dental services and products increased 2.9%.

Animal Health segment sales for the three months ended October 31, 2015 were $774.5 million, which represented a 105.7% increase from Animal Health segment sales of $376.5 million for the three months ended October 25, 2014. Animal Health International, Inc. contributed $414.0 million of sales in the current quarter. Foreign exchange rate changes had an unfavorable impact of 2.8% to current quarter sales growth. Consumable sales increased 110.0%, equipment and software sales were $11.0 million, an increase of 30.7%, and sales of other services and products decreased 0.8% in the current quarter.

Gross Profit. Consolidated gross profit margin for the three months ended October 31, 2015 decreased 270 basis points from the prior year quarter to 23.8%. The decrease in gross profit margin was predominantly the result of the inclusion of sales and cost of sales from Animal Health International, Inc. in our results, as that business traditionally has lower gross margins than our historical businesses.

Operating Expenses. Consolidated operating expenses for the three months ended October 31, 2015 were $247.4 million, a 32.2% increase from the prior year quarter of $187.1 million. Operating expenses mainly increased due to the acquisition of Animal Health International, Inc. and increased employee healthcare costs. The consolidated operating expense ratio of 17.8% decreased 130 basis points from the prior year quarter.

Operating Income From Continuing Operations. For the three months ended October 31, 2015 operating income was $83.5 million, representing approximately 6.0% of net sales, as compared to $72.1 million, or 7.4% of net sales for the three months ended October 25, 2014. The decrease in operating income as a percent of sales was mainly due to the inclusion of results of Animal Health International, Inc., which have different margins.

Other (Expense) Income, Net. Net other expense for the three months ended October 31, 2015 was $16.2 million compared to $7.8 million for the three months ended October 25, 2014. The increase was mainly due to increased interest expense we incurred relating to the new credit agreement entered into in connection with the acquisition of Animal Health International, Inc., including $5.2 million of accelerated debt issuance cost amortization incurred in the current quarter as a result of early repayment of debt.

Income Tax Expense. The effective income tax rate for the three months ended October 31, 2015 was 36.7% compared to 35.0% in the prior year quarter. The increase in the current quarter rate was primarily due to the impact of the cash repatriation and the impact of transaction-related costs.

Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the three months ended October 31, 2015 was $42.6 million, compared to $41.9 million for the three months ended October 25, 2014. Earnings per diluted share were $0.43 in the current quarter compared to $0.42 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 99.2 million compared to 99.4 million in the prior year quarter. The current quarter cash dividend was $0.22 per common share compared to $0.20 in the prior year quarter.

Discontinued Operations

For the three months ended October 31, 2015, we experienced a net loss from discontinued operations of $7.1 million, compared to net income of $11.9 million for the three months ended October 25, 2014. The loss and decrease in net income from discontinued operations were driven primarily by transaction-related costs related to the sale of Patterson Medical.

SIX MONTHS ENDED OCTOBER 31, 2015 COMPARED TO SIX MONTHS ENDED OCTOBER 25, 2014

Continuing Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data from continuing operations:

	Six Months Ended
	October 31, 2015	October 25, 2014
Net sales	100.0%	100.0%
Cost of sales	75.5	73.4

Gross profit	24.5	26.6
Operating expenses	18.7	19.4

Operating income from continuing operations	5.8	7.2
Other expense (income)	1.1	0.8

Income from continuing operations before taxes	4.7	6.4
Income taxes	2.2	2.2

Net income from continuing operations	2.5%	4.2%

Net Sales. Consolidated net sales for the six months ended October 31, 2015 were $2,532.1 million, a 32.1% increase from $1,917.2 million for the six months ended October 25, 2014. The inclusion of results of Animal Health International, Inc. and an additional week of results were the main reasons for the increase. Foreign exchange rate changes had an unfavorable impact of 2.2% to current period sales growth.

Dental segment sales for the six months ended October 31, 2015 were $1,176.4 million, a 3.6% increase from $1,135.5 million for the six months ended October 25, 2014. Current period sales of consumables increased 5.9%. Consumable sales were positively impacted by an estimated 3.9% by the extra week of results and negatively impacted by 1.5% by foreign exchange rates. Sales of dental equipment and software decreased 1.2% to $340.4 million for the six months ended October 31, 2015. Sales of other dental services and products increased 4.8% for the six months ended October 31, 2015.

Animal Health segment sales for the six months ended October 31, 2015 were $1,331.8 million, a 74.6% increase from $762.8 million for the six months ended October 25, 2014. Animal Health International, Inc. contributed $586.0 million of sales for the six months ended October 31, 2015. Foreign exchange rate changes had an unfavorable impact of 3.2% to current period sales growth. Consumable sales increased 77.0%, equipment and software sales were $20.9 million, an increase of 29.9%, and sales of other services and products increased 10.9% in the current period.

Gross Profit. Consolidated gross profit margin for the six months ended October 31, 2015 decreased 210 basis points from the prior year period to 24.5%. The decrease was predominantly the result of the inclusion of sales and cost of sales from Animal Health International, Inc., which has lower gross margins than our historical businesses.

Operating Expenses. Consolidated operating expenses for the six months ended October 31, 2015 were $473.5 million, a 27.4% increase from the prior year period of $371.8 million. Operating expenses mainly increased due to the acquisition of Animal Health International, Inc. transaction-related costs and increased employee healthcare costs. The consolidated operating expense ratio of 18.7% decreased 70 basis points from the prior year period.

Operating Income From Continuing Operations. For the six months ended October 31, 2015, operating income was $145.6 million, or 5.8% of net sales, as compared to $138.1 million, or 7.2% of net sales for the six months ended October 25, 2014. The decrease in operating income as a percent of sales was mainly due to the inclusion of results of Animal Health International, Inc. and transaction-related costs.

Other (Expense) Income, Net. Net other expense was $27.7 million for the six months ended October 31, 2015 compared to $15.2 million for the six months ended October 25, 2014. The increase was mainly due to increased interest expense related to the new credit agreement entered into in connection with the acquisition of Animal Health International, Inc., including $5.2 million of accelerated debt issuance cost amortization incurred in the current period as a result of early repayment of debt.

Income Tax Expense. The effective income tax rate for the six months ended October 31, 2015 was 46.7% compared to 34.8% for the six months ended October 25, 2014. The increase in the current period rate was primarily due to the impact of the cash repatriation and the impact of the transaction-related costs.

Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the six months ended October 31, 2015 was $62.9 million, compared to $80.2 million for the six months ended October 25, 2014. Earnings per diluted share were $0.63 in the current period compared to $0.80 in the prior year period. Weighted average diluted shares outstanding in the current period were 99.7 million compared to 99.8 million in the prior year period. The current period cash dividend was $0.44 per common share compared to $0.40 in the prior year period.

Discontinued Operations

For the six months ended October 31, 2015, net income from discontinued operations was $2.3 million, compared to $23.9 million for the six months ended October 25, 2014. The decrease in net income from discontinued operations was driven primarily by transaction-related costs related to the sale of Patterson Medical.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended October 31, 2015, net cash flows used in operating activities were $53.0 million, compared to net cash flows provided by operating activities of $98.4 million for the six months ended October 25, 2014. The decrease was primarily a result of investments in inventory associated with the production animal business acquired from Animal Health International, Inc. and amounts expended to support new equipment product launches in preparation for the peak selling season in the Dental business.

For the six months ended October 31, 2015, net cash flows used in investing activities were $382.0 million, compared to net cash flows provided by investing activities of $15.6 million for the six months ended October 25, 2014. The current period includes the purchase of Animal Health International, Inc. for $1,105.2 million, which was partially offset by the receipt of net cash proceeds from completion of the sale of Patterson Medical in the amount of $715.6 million. We expect to use a total of approximately $60 million to $70 million for capital expenditures in fiscal 2016, with our main investment in our information technology initiatives.

Cash provided by financing activities for the six months ended October 31, 2015 was $191.2 million. Cash proceeds included $988.4 million of net proceeds from a new five year term loan, described further below, and $80.0 million that is attributed to a withdrawal on our revolving line of credit. Uses of our cash from financing activities were as follows: $160.6 million for share repurchases, $674.1 million for the repayment of the new five year term loan, and $45.4 million used to fund dividend payments. For the six months ended October 25, 2014, cash used by financing activities was $86.9 million, including $47.5 million for share repurchases and $40.2 million for dividend payments.

On June 16, 2015, we entered into a credit agreement (the “Credit Agreement”), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. At October 31, 2015, $325.9 million under the unsecured term loan was outstanding at an interest rate of LIBOR plus 2.000%. The Credit Agreement expires in fiscal 2021. Also on June 16, 2015, our previous $300 million credit facility, which was due to expire in December 2016, was terminated and replaced by the revolving line of credit under the Credit Agreement. As of October 31, 2015, $80.0 million was outstanding under our current revolving line of credit. There were no outstanding borrowings under our current or previous revolving lines of credit at April 25, 2015.

We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2016.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 1 to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2016, we entered into the Credit Agreement under which the lenders provided Patterson with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. Interest on borrowings under this Credit Agreement is based on LIBOR plus a spread which can range from 1.125% to 2.000%. Due to the interest rate being based on LIBOR, fluctuations in this rate impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in the LIBOR rate would have a $3.3 million impact on our income from continuing operations before taxes on an annualized basis. There have been no other material changes since April 25, 2015 in our market risk. For further information on market risk, refer to Item 7A in our 2015 Annual Report on Form 10-K filed June 24, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2015. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 31, 2015.

Except as described below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 16, 2015, we acquired Animal Health International, Inc., which was a privately-held company prior to the acquisition. We are in the process of integrating Animal Health International, Inc.’s operations, and as permitted under SEC regulations, we will exclude the operations of Animal Health International, Inc. from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the fiscal year ending April 30, 2016. We are in the process of evaluating Animal Health International, Inc.’s internal controls and implementing our internal control structure over the acquired operations, and we expect to complete this effort during fiscal 2017.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2015, we were served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB. SourceOne, a plaintiff alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. Plaintiff has not specified a damage amount in its complaint. We intend to defend ourselves against the action vigorously. We do not anticipate that this matter will have a material adverse effect on our financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2013, our Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under this new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018.

The following table presents activity under the stock repurchase program during the second quarter of fiscal 2016:

	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
August 2, 2015 to August 29, 2015	—	$—	—	20,851,993
August 30, 2015 to September 26, 2015	1,002,185	45.13	1,002,185	19,849,808
September 27, 2015 to October 31, 2015	2,871,139	45.44	2,871,139	16,978,669

	3,873,324	$45.36	3,873,324	16,978,669

As of October 31, 2015, a total of 17.0 million shares remain available under the current repurchase authorization.

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

Dated: December 10, 2015

	By:	/s/ Ann B. Gugino
Ann B. Gugino
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	2015 Omnibus Incentive Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on August 7, 2015 (File No. 000-20572)).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL format.