Form 10-Q
period 2016-01-30
PATTERSON COMPANIES, INC.
filed 2016-03-10
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 30, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-20572
 ______________________________
PATTERSON COMPANIES, INC.
(Exact Name of Registrant as Specified in Its Charter)
 ______________________________

Minnesota	41-0886515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1031 Mendota Heights Road St. Paul, Minnesota	55120
(Address of Principal Executive Offices)	(Zip Code)
(651) 686-1600
(Registrant’s Telephone Number, Including Area Code)
 ______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 4, 2016, there were 99,089,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 30, 2016	April 25, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,701	$347,260
Short-term investments	—	53,372
Receivables, net of allowance for doubtful accounts	698,911	586,263
Inventory	814,413	408,422
Prepaid expenses and other current assets	99,831	59,561
Current assets held for sale	—	118,347
Total current assets	1,710,856	1,573,225
Property and equipment, net	278,288	204,133
Long-term receivables, net	145,539	71,686
Goodwill	815,316	299,924
Identifiable intangibles, net	522,215	125,025
Other	83,456	37,919
Long-term assets held for sale	—	635,794
Total assets	$3,555,670	$2,947,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$503,523	$323,294
Accrued payroll expense	60,994	72,464
Other accrued liabilities	136,581	142,611
Current maturities of long-term debt	16,500	—
Borrowings on revolving credit	198,000	—
Current liabilities held for sale	—	39,316
Total current liabilities	915,598	577,685
Long-term debt	1,030,250	725,000
Other non-current liabilities	247,275	81,484
Long-term liabilities held for sale	—	49,414
Total liabilities	2,193,123	1,433,583
Stockholders’ equity:
Common stock	991	1,033
Additional paid-in capital	34,369	21,026
Accumulated other comprehensive loss	(81,863)	(60,346)
Retained earnings	1,486,788	1,630,148
Unearned ESOP shares	(77,738)	(77,738)
Total stockholders’ equity	1,362,547	1,514,123
Total liabilities and stockholders’ equity	$3,555,670	$2,947,706
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 24, 2015	January 30, 2016	January 24, 2015
Net sales	$1,400,853	$958,628	$3,932,933	$2,875,804
Cost of sales	1,060,989	696,186	2,973,926	2,103,458
Gross profit	339,864	262,442	959,007	772,346
Operating expenses	244,135	185,065	717,638	556,833
Operating income from continuing operations	95,729	77,377	241,369	215,513
Other income (expense):
Other income, net	830	541	2,454	2,688
Interest expense	(10,634)	(8,512)	(39,931)	(25,824)
Income from continuing operations before taxes	85,925	69,406	203,892	192,377
Income tax expense	28,735	22,972	83,828	65,753
Net income from continuing operations	57,190	46,434	120,064	126,624
Net income (loss) from discontinued operations	(750)	8,242	1,500	32,119
Net income	$56,440	$54,676	$121,564	$158,743
Basic earnings (loss) per share:
Continuing operations	$0.60	$0.47	$1.23	$1.28
Discontinued operations	(0.01)	0.08	0.01	0.32
Net basic earnings per share	$0.59	$0.55	$1.24	$1.60
Diluted earnings (loss) per share:
Continuing operations	$0.60	$0.47	$1.22	$1.27
Discontinued operations	(0.01)	0.08	0.01	0.32
Net diluted earnings per share	$0.59	$0.55	$1.23	$1.59
Weighted average shares:
Basic	95,335	98,842	97,809	98,991
Diluted	95,930	99,540	98,488	99,699
Dividends declared per common share	$0.22	$0.20	$0.66	$0.60
Comprehensive income
Net income	$56,440	$54,676	$121,564	$158,743
Foreign currency translation gain (loss)	(18,679)	(44,781)	(23,013)	(71,287)
Cash flow hedges, net of tax	442	(8,143)	1,496	(14,319)
Comprehensive income	$38,203	$1,752	$100,047	$73,137
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 30, 2016	January 24, 2015
Operating activities:
Net income	$121,564	$158,743
Net income from discontinued operations	1,500	32,119
Net income from continuing operations	120,064	126,624
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	24,940	17,297
Amortization	33,877	14,192
Bad debt expense	6,546	1,778
Non-cash employee compensation	20,587	17,940
Accelerated amortization of debt issuance costs on early retirement of debt	5,153	—
Excess tax benefits from stock-based compensation	(1,750)	(289)
Change in assets and liabilities, net of acquired	(256,964)	(58,125)
Net cash provided by (used in) operating activities- continuing operations	(47,547)	119,417
Net cash provided by (used in) operating activities- discontinued operations	(38,985)	38,668
Net cash provided by (used in) operating activities	(86,532)	158,085
Investing activities:
Additions to property and equipment	(56,280)	(43,182)
Acquisitions and equity investments, net of cash assumed	(1,106,583)	(8,730)
Proceeds from sale of securities	48,744	40,775
Purchase of investments	—	(543)
Net cash provided by (used in) investing activities- continuing operations	(1,114,119)	(11,680)
Net cash provided by (used in) investing activities- discontinued operations	714,680	4,256
Net cash provided by (used in) investing activities	(399,439)	(7,424)
Financing activities:
Dividends paid	(67,010)	(60,340)
Repurchases of common stock	(200,000)	(47,539)
Proceeds from issuance of long-term debt	1,000,000	—
Debt issuance costs	(11,600)	—
Draw on revolver	198,000	—
Retirement of long-term debt	(678,250)	—
Other financing activities	5,523	6,484
Net cash provided by (used in) financing activities	246,663	(101,395)
Effect of exchange rate changes on cash	(10,251)	(24,452)
Net change in cash and cash equivalents	(249,559)	24,814
Cash and cash equivalents at beginning of period	347,260	264,908
Cash and cash equivalents at end of period	$97,701	$289,722
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (“Patterson”) as of January 30, 2016, and our results of operations and cash flows for the periods ended January 30, 2016 and January 24, 2015. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 30, 2016 and January 24, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our 2015 Annual Report on Form 10-K filed on June 24, 2015.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarters of fiscal 2016 and 2015 include the 13 weeks ended January 30, 2016 and January 24, 2015, respectively. The nine months ended January 30, 2016 and January 24, 2015 include 40 and 39 weeks, respectively. Fiscal 2016 will include 53 weeks and fiscal 2015 included 52 weeks of operations.
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax on earnings from foreign operations that are considered to be indefinitely reinvested outside the U.S. The income tax expense (benefit) related to cash flow hedges was $268 and $(4,867) for the three months ended January 30, 2016 and January 24, 2015, respectively. The income tax expense (benefit) related to cash flow hedges was $618 and $(12,001) for the nine months ended January 30, 2016 and January 24, 2015, respectively.
Earnings Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 24, 2015	January 30, 2016	January 24, 2015
Denominator for basic EPS – weighted average shares	95,335	98,842	97,809	98,991
Effect of dilutive securities	595	698	679	708
Denominator for diluted EPS – weighted average shares	95,930	99,540	98,488	99,699

Potentially dilutive securities consisting of stock options, restricted stock and stock purchase plans representing 941 shares and 753 shares for the three and nine months ended January 30, 2016, respectively, and 102 shares for the three and nine months ended January 24, 2015, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-9 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. We are evaluating the new standard, but do not, at this time, anticipate a material impact to our financial statements once implemented.
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
In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU states that ASU No. 2015-3, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” does not address debt issuance costs for line-of-credit arrangements, and therefore the SEC staff would not object to an entity deferring and presenting these related debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. At this time, we do not believe that ASU No. 2015-15 will have a material impact on our financial statements and related disclosures.
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases, as well as requires additional qualitative and quantitative disclosures. We are required to adopt the ASU in the first quarter of fiscal 2020, with early adoption permitted. We are evaluating the impact of adopting this pronouncement.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation, as described further in Note 3 and Note 9 to the Condensed Consolidated Financial Statements.

Note 2. Acquisitions
During our first fiscal quarter of 2016, we completed the acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. This acquisition more than doubled the revenue previously attributable to our animal health business, which was previously focused on the companion animal health market. Our animal health business now offers an expanded range of products and services to a broader base of customers in North America and the U.K. Under terms of the merger agreement, we acquired all of Animal Health International’s stock for $1,106,583 in cash.
In connection with the acquisition, we entered into a credit agreement consisting of a $1,000,000 unsecured term loan and a $500,000 unsecured cash flow revolving line of credit, described further in Note 11 to the Condensed Consolidated Financial Statements.
The acquisition has been accounted for in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. A valuation of the assets and liabilities from the business acquisition was performed utilizing cost, income and market approaches resulting in $588,213 allocated to identifiable net assets. The initial accounting for the acquisition is not complete because certain information and analysis that may impact our initial valuations are still being obtained or reviewed. The significant assets and liabilities for which provisional amounts are recognized at the acquisition date are property and equipment, intangible assets, goodwill, working capital adjustments and deferred income taxes. The provisional amounts recognized are subject to revision until our valuations are completed, not to exceed one year, and any material adjustments identified that existed as of the acquisition date will be retroactively recorded.
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed related to the acquisition, as of the acquisition date:

Total purchase price consideration	$1,106,583
Receivables	$161,427
Inventory	195,367
Prepaid expenses and other current assets	33,005
Property and equipment	44,178
Identifiable intangibles	434,300
Other long-term assets	40,869
Total assets acquired	909,146
Accounts payable	122,129
Accrued liabilities and other current liabilities	21,015
Deferred tax liability	177,789
Total liabilities assumed	320,933
Identifiable net assets acquired	588,213
Goodwill	518,370
Net assets acquired	$1,106,583
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
Revenues of $992,538 and operating income of $22,196 attributable to the acquisition are included in our condensed consolidated statement of income for the nine months ended January 30, 2016. Included in operating income for the nine months ended January 30, 2016 is amortization expense of $20,080 related to the identifiable intangible assets acquired in the transaction.
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
The following unaudited pro forma financial results for the combined results of Patterson and Animal Health International for the nine month periods ended January 30, 2016 and January 24, 2015 assume the acquisition occurred on April 27, 2014. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed as of April 27, 2014, nor are they indicative of future results of operations.

	Nine Months Ended
	January 30, 2016	January 24, 2015
Pro forma net sales	$4,125,969	$4,033,188
Pro forma net income from continuing operations	128,174	122,842
Pro forma net income from continuing operations for the nine month period ended January 30, 2016 includes $12,300 of income tax expense related to the repatriation of foreign earnings, described further in Note 12 to the Condensed Consolidated Financial Statements.

Note 3. Discontinued Operations
On July 1, 2015, we entered into a definitive agreement to sell all of the outstanding shares of common stock of Patterson Medical Holdings, Inc., our wholly owned subsidiary responsible for our rehabilitation supply business known as Patterson Medical (“Patterson Medical”), for $715,000 in cash to Madison Dearborn Partners. The definitive agreement included a working capital adjustment provision that impacted the final sale price. On August 28, 2015, we completed the sale of Patterson Medical for $718,078, with such sales price including the above-described working capital adjustment. During the third quarter of fiscal 2016, working capital adjustments reduced the sales price to $716,886. As additional consideration for the shares of Patterson Medical, we obtained a number of common units of the parent company of the buyer equal to 10% of the common units outstanding at closing. Unlike the other common units, these units will only become entitled to begin participating in distributions to the common unit holders at such time, if any, as the Madison Dearborn Partners’ investor cash inflows equal or exceed 2.5 times the Madison Dearborn Partners’ investor cash outflows. These units are non-transferrable. We recorded a pre-tax gain of $24,328 on the sale of Patterson Medical during the nine months ended January 30, 2016 within discontinued operations in the condensed consolidated statements of income.
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
As of January 30, 2016, we classified Patterson Medical’s results of operations as discontinued operations for all periods presented in the condensed consolidated statements of income. The assets and liabilities of Patterson Medical were reflected as held for sale in the condensed consolidated balance sheets as of April 25, 2015. The operations and cash flows of Patterson Medical have been eliminated from our continuing operations, which were previously recorded as the rehabilitation supply reportable segment.
The following summarizes the assets and liabilities of Patterson Medical as of April 25, 2015:

April 25, 2015
Assets held for sale
Receivables, net of allowance for doubtful accounts	$57,876
Inventory	48,265
Prepaid expenses and other current assets	12,206
Property and equipment, net	22,672
Goodwill	537,175
Identifiable intangibles, net	74,804
Other long-term assets	1,143
Total assets held for sale	$754,141
Liabilities held for sale
Accounts payable	$26,341
Accrued liabilities and other current liabilities	12,975
Long-term liabilities	49,414
Total liabilities held for sale	$88,730
The following summarizes the results of operations of our discontinued Patterson Medical operations for the periods presented:

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 24, 2015	January 30, 2016 (a)	January 24, 2015
Net sales	$—	$104,684	$168,504	$350,362
Cost of sales	—	64,567	107,359	218,102
Operating expenses	—	26,738	54,954	81,042
Loss (gain) on sale	1,192	—	(24,328)	—
Other expense (income)	—	224	150	109
Income (loss) before taxes	(1,192)	13,155	30,369	51,109
Income taxes	(442)	4,913	28,869	18,990
Net (loss) income from discontinued operations	$(750)	$8,242	$1,500	$32,119

(a)	Includes activity up until the sale date of August 28, 2015.

The net loss for the three months ended January 30, 2016, was due to working capital adjustments related to the sales price which reduced the overall gain recognized. Operating expenses for the nine months ended January 30, 2016 include professional fees of $13,692 incurred in connection with the sale of Patterson Medical. Depreciation and amortization were ceased during the nine months ended January 30, 2016 in accordance with accounting for discontinued operations. Income taxes have been allocated to Patterson Medical based on the accounting requirements for presenting discontinued operations. Income taxes as a percent of income before taxes for the nine months ended January 30, 2016 are higher than in the prior period as a result of the requirement to calculate the tax due on the sale of Patterson Medical including certain basis differences that were appropriately not previously recognized for financial reporting purposes.

Note 4. Goodwill and Other Intangible Assets
Goodwill balances and related activity by business segment are as follows:

	Balance at April 25, 2015	Acquisition Activity and Divestitures	Other Activity	Balance at January 30, 2016
Corporate	$—	$—	$—	$—
Dental	139,449	—	(1,381)	138,068
Animal Health	160,475	518,370	(1,597)	677,248
Total	$299,924	$518,370	$(2,978)	$815,316
Balances of other intangible assets, excluding goodwill, are as follows:

	January 30, 2016	April 25, 2015
Unamortized – indefinite lived:
Copyrights, trade names and trademarks	$29,900	$17,600
Amortized:
Distribution agreement, customer lists and other	638,854	221,359
Less: Accumulated amortization	(146,539)	(113,934)
Net amortized intangible assets	492,315	107,425
Total identifiable intangible assets, net	$522,215	$125,025

Note 5. Derivative Financial Instruments
Patterson is a party to certain offsetting and identical interest rate cap agreements. These interest rate cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of an equipment finance contracts sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On November 24, 2015, this sale agreement was amended on terms generally consistent with the expiring agreement. The interest rate cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 30, 2016, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of November 2023. Patterson sold an identical interest rate cap to the same bank.
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
The following presents the fair value of interest rate contracts included in the condensed consolidated balance sheets:

Derivative type	Classification	January 30, 2016	April 25, 2015
Interest rate contracts	Other noncurrent assets	$1,184	$1,255
Interest rate contracts	Other noncurrent liabilities	1,184	1,255
The following table presents the effect of interest rate contracts on the condensed consolidated statements of income and other comprehensive income (OCI):

		Three Months Ended		Nine Months Ended
Derivative type	Location of gain/(loss) recognized on derivative	January 30, 2016	January 24, 2015	January 30, 2016	January 24, 2015
Interest rate swap	OCI	$442	$(8,143)	$1,496	$(14,319)
We recorded $709 of interest expense during the three months ended January 30, 2016, and $48 as a reduction to interest expense in the three months ended January 24, 2015 related to the interest rate swap. We recorded $2,114 of interest expense during the nine months ended January 30, 2016, and $145 as a reduction to interest expense in the nine months ended January 24, 2015 related to the interest rate swap. We recorded no ineffectiveness during the three and nine month periods ended January 30, 2016 and January 24, 2015.

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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	January 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,151	$5,151	$—	$—
Derivative instruments	1,184	—	1,184	—
Total assets	$6,335	$5,151	$1,184	$—
Liabilities:
Derivative instruments	$1,184	$—	$1,184	$—

	April 25, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$90,569	$90,569	$—	$—
Derivative instruments	1,255	—	1,255	—
Total assets	$91,824	$90,569	$1,255	$—
Liabilities:
Derivative instruments	$1,255	$—	$1,255	$—
Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.

Derivative instruments – Our derivative instruments consist of interest rate contracts. These instruments are valued using observable inputs such as interest rates and credit spreads.
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the nine month periods ended January 30, 2016 or January 24, 2015.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of January 30, 2016 and April 25, 2015 was $1,047,117 and $746,685, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e. level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 30, 2016 and April 25, 2015.

Note 7. Securities
On October 25, 2013, we invested in three time deposits with total principal of $110,000 Canadian. On October 24, 2014, time deposits with a principal value of $45,000 Canadian matured with a value of $45,436 Canadian. The remaining time deposits with a principal value of $65,000 Canadian matured on October 28, 2015 with a value of $67,031 Canadian. Our time deposit securities were classified as held-to-maturity securities as of April 25, 2015, as we had both the intent and ability to hold them until maturity. As of April 25, 2015, these securities had a carrying value of $53,372 and were recorded in the condensed consolidated balance sheet as short-term investments. They were carried at cost, adjusted for accrued interest and amortization. The carrying value was not materially different than fair value. The fair value was determined based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which included a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not have resulted in a materially lower fair value estimate. The interrelationship between these inputs was insignificant.

Note 8. Customer Financing
As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under our sponsored program, equipment purchased by customers with strong credit may be financed up to a maximum of $500 for any one customer. We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. We currently have two arrangements under which we sell these contracts.
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. At least 25% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The capacity under the agreement at January 30, 2016 was $575,000.
Second, we also maintain an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. We established another SPE, PDC Funding II, a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive the proceeds of the contracts upon sale. At least 15% of the proceeds are held by the conduit as security against eventual performance of the portfolio. The capacity under the agreement at January 30, 2016 was $100,000.
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
These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. During the three and nine months ended January 30, 2016, we sold $128,442 and $271,381, respectively, and during the three and nine months ended January 24, 2015, we sold $82,977 and $215,125, respectively, of contracts under these arrangements. We retain servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded. The agreements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at January 30, 2016.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $26,428 and $29,863 as of January 30, 2016 and April 25, 2015, respectively, which represents cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. Included in current receivables in the condensed consolidated balance sheets are $92,366, net of unearned income of $3,982, and $88,470, net of unearned income of $4,197, as of January 30, 2016 and April 25, 2015, respectively, of finance contracts we have not yet sold. A total of $589,615 of finance contracts receivable sold under the agreements was outstanding at January 30, 2016. The deferred purchase price under the arrangements was $135,985 and $66,715 as of January 30, 2016 and April 25, 2015, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than one-percent of the loans originated.

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

The following table presents information about Patterson’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 24, 2015	January 30, 2016	January 24, 2015
Net sales
Corporate	$13,489	$10,158	$37,380	$29,050
Dental	637,651	610,655	1,814,090	1,746,165
Animal Health	749,713	337,815	2,081,463	1,100,589
Consolidated net sales	$1,400,853	$958,628	$3,932,933	$2,875,804
Operating income (loss) from continuing operations
Corporate	$(12,338)	$(12,535)	$(46,193)	$(38,698)
Dental	82,108	78,048	223,454	214,024
Animal Health	25,959	11,864	64,108	40,187
Consolidated operating income from continuing operations	$95,729	$77,377	$241,369	$215,513

	January 30, 2016	April 25, 2015
Total assets
Corporate	$526,452	$539,863
Dental	935,347	1,022,257
Animal Health	2,093,871	631,445
Total assets, excluding assets held for sale	3,555,670	2,193,565
Assets held for sale	—	754,141
Total assets	$3,555,670	$2,947,706
The following table presents sales information by product for all of Patterson’s reportable segments:

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 24, 2015	January 30, 2016	January 24, 2015
Net sales
Consumables (a)	$1,059,838	$638,541	$3,042,634	$2,020,345
Equipment and software	248,779	235,847	610,071	596,650
Other (a)	92,236	84,240	280,228	258,809
Consolidated net sales	$1,400,853	$958,628	$3,932,933	$2,875,804
(a) Certain sales were reclassified from consumable to other in current and prior periods.

Note 10. Accumulated Other Comprehensive Loss
The following table summarizes accumulated other comprehensive loss (AOCL) at January 30, 2016 and April 25, 2015 and the activity for fiscal 2016:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 25, 2015	$(18,668)	$(41,678)	$(60,346)
Other comprehensive loss before reclassifications	—	(34,096)	(34,096)
Amounts reclassified from AOCL	1,496	11,083	12,579
AOCL at January 30, 2016	$(17,172)	$(64,691)	$(81,863)

The amounts reclassified from AOCL during fiscal 2016 represent gains and losses on cash flow hedges, net of taxes of $618, and amounts reclassified related to the divestiture of Patterson Medical of $11,083. The impact to the condensed consolidated statements of income was an increase to interest expense of $2,114.

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
Upon certain significant asset dispositions, we agreed to use proceeds from such dispositions to effect prepayment of outstanding loan balances under the Credit Agreement. On August 28, 2015, we completed the sale of Patterson Medical, as described further in Note 3 to the Condensed Consolidated Financial Statements. As a result of this sale, $670,000 was repaid on the original outstanding $1,000,000 unsecured term loan. We recorded $5,153 of accelerated debt issuance cost amortization within interest expense concurrent with this early repayment of debt. Additionally, principal payments of $4,125 and $8,250 were made during the three and nine months ended January 30, 2016, respectively. As of January 30, 2016, $321,750 was outstanding under the unsecured term loan at an interest rate of LIBOR plus 1.25%.
We are subject to various financial covenants under the Credit Agreement including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We met the covenants under the Credit Agreement as of January 30, 2016.
On June 16, 2015, our previous $300,000 credit facility, which was due to expire in December 2016, was terminated and replaced by the revolving line of credit under the Credit Agreement. As of January 30, 2016, $198,000 was outstanding under our current revolving line of credit. There were no outstanding borrowings under our current or previous revolving lines of credit at April 25, 2015.

Note 12. Income Taxes
The effective income tax rate from continuing operations for the three months ended January 30, 2016 was 33.4% compared to 33.1% for the three months ended January 24, 2015, and for the nine months ended January 30, 2016 was 41.1% compared to 34.2% for the nine months ended January 24, 2015. The increase in the rate for the nine months ended January 30, 2016 is primarily due to the current year impact of cash repatriation and the impact of transaction-related costs incurred related to the acquisition of Animal Health International, Inc.
In the first quarter of fiscal 2016, we approved a one-time repatriation of approximately $200,000 of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $12,300 from the repatriation was recorded during the first nine months of fiscal 2016. We have previously asserted that our foreign earnings are permanently reinvested. Except for the repatriations described above, there is no change in our on-going assertion.

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

Beginning in January 2016, purported class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Co. and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors.   On February 9, 2016, the United States District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, the “putative class representatives”) in the United States District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the United States directly from any of the defendants, or non-defendant Burkhart Dental Supply Company, Inc., since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and Burkhart not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  Putative class representatives have not specified a damage amount in their complaint. While the outcome of litigation is inherently uncertain, we believe the consolidated class action complaint is without merit, and we intend to vigorously defend ourselves in this litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended January 30, 2016, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein, in our 2015 Annual Report on Form 10-K filed June 24, 2015, and in other documents previously filed with the Securities and Exchange Commission.
OVERVIEW
Our financial information for the first nine months of fiscal 2016 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
Through fiscal 2015, Patterson had traditionally operated a specialty distribution business in three markets: dental supply, veterinary supply and rehabilitation supply. In the first half of fiscal 2016, we acquired Animal Health International, Inc. and divested our wholly-owned subsidiary Patterson Medical Holdings, Inc. (“Patterson Medical”), the entity through which we operated the rehabilitation supply business. As a result of these two transactions, we now operate in two complementary markets: dental and animal health. While our dental business remains the same, our animal health business now consists of both companion animal and production animal lines of business. As of January 30, 2016, we classified the results of operations of Patterson Medical as discontinued operations for all periods presented in the condensed consolidated statements of income. The assets and liabilities of Patterson Medical were reflected as held for sale in the condensed consolidated balance sheets as of April 25, 2015.
Operating margins of the animal health business are considerably lower than the dental business. While operating expenses run at a lower rate in the animal health business, its gross margin is substantially lower due generally to the low margins on the pharmaceutical products that are distributed.
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2016 and 2015 represents the 13 weeks ended January 30, 2016 and January 24, 2015, respectively. The nine months ended January 30, 2016 and January 24, 2015 include 40 and 39 weeks, respectively. Fiscal 2016 will include 53 weeks and fiscal 2015 included 52 weeks of operations.
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
The following significant activities occurred in the first nine months of fiscal 2016:
Animal Health International Acquisition. On June 16, 2015, we completed the acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. Prior to our acquisition, Animal Health International, Inc. generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. Our acquisition more than doubled the revenue of our legacy animal health business which was previously focused solely on the companion animal market. Our animal health business now offers an expanded range of products and services to a broader base of customers in North America and the U.K. During the nine months ended January 30, 2016, we incurred $10.0 million, or $0.10 per diluted share, on an after-tax basis, of transaction costs related to the acquisition of Animal Health International, Inc. See Note 2 to the Condensed Consolidated Financial Statements for information regarding the acquisition of Animal Health International, Inc.
Patterson Medical Sale. During the first quarter of fiscal 2016, we entered into a definitive agreement to sell all of the outstanding shares of common stock of Patterson Medical Holdings, Inc. for $715.0 million in cash to Madison Dearborn Partners. The definitive agreement included a working capital adjustment provision that impacted the final sales price. On August 28, 2015, we completed the sale of Patterson Medical for $718.1 million, with such sales price including the above-

described working capital adjustment. During the third quarter of fiscal 2016, working capital adjustments reduced the sales price to $716.9 million. See Note 3 to the Condensed Consolidated Financial Statements for additional information.
Cash Repatriation. In the first quarter of fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $12.3 million from the repatriation was recorded during the first nine months of fiscal 2016.
RESULTS OF OPERATIONS
QUARTER ENDED JANUARY 30, 2016 COMPARED TO QUARTER ENDED JANUARY 24, 2015
Continuing Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data from continuing operations:

	Three Months Ended
	January 30, 2016	January 24, 2015
Net sales	100.0%	100.0%
Cost of sales	75.7	72.6
Gross profit	24.3	27.4
Operating expenses	17.5	19.3
Operating income from continuing operations	6.8	8.1
Other income (expense)	(0.7)	(0.9)
Income from continuing operations before taxes	6.1	7.2
Income tax expense	2.0	2.4
Net income from continuing operations	4.1%	4.8%
Net Sales. Consolidated net sales for the three months ended January 30, 2016, were $1,400.9 million, which represented a 46.1% increase from consolidated net sales of $958.6 million for the three months ended January 24, 2015. The inclusion of results of Animal Health International, Inc. was the main reason for the increase. Foreign exchange rate changes had an unfavorable impact of 1.7% to current quarter sales growth.
Dental segment sales for the three months ended January 30, 2016, were $637.7 million, which represented a 4.4% increase from Dental segment sales of $610.7 million for the three months ended January 24, 2015. Current quarter sales of dental consumables increased 3.5%. Dental consumable sales were negatively impacted by 1.6% by foreign exchange rates. Sales of dental equipment and software increased 5.3% to $232.3 million and sales of other dental services and products increased 6.3%.
Animal Health segment sales for the three months ended January 30, 2016, were $749.7 million, which represented a 121.9% increase from Animal Health segment sales of $337.8 million for the three months ended January 24, 2015. Animal Health International, Inc. contributed $406.6 million of sales in the current quarter. Foreign exchange rate changes had an unfavorable impact of 2.0% to current quarter sales growth. Consumable sales increased 129.9%, equipment and software sales were $16.4 million, an increase of 8.8%, and sales of other services and products increased 6.1% in the current quarter.
Gross Profit. Consolidated gross profit margin for the three months ended January 30, 2016, decreased 310 basis points from the prior year quarter to 24.3%. The decrease in gross profit margin was predominantly the result of the inclusion of sales and cost of sales from Animal Health International, Inc. in our results, as that business traditionally has lower gross margins than our historical businesses.
Operating Expenses. Consolidated operating expenses for the three months ended January 30, 2016, were $244.1 million, a 31.9% increase from the prior year quarter of $185.1 million. Operating expenses mainly increased due to the acquisition of Animal Health International, Inc. The consolidated operating expense ratio of 17.5% decreased 180 basis points from the prior year quarter, also due to the acquisition of Animal Health International, Inc.

Operating Income From Continuing Operations. For the three months ended January 30, 2016, operating income was $95.7 million, or 6.8% of net sales, as compared to $77.4 million, or 8.1% of net sales for the three months ended January 24, 2015. The decrease in operating income as a percent of sales was mainly due to the inclusion of results of Animal Health International, Inc., which have lower margins.
Other Income (Expense), Net. Net other expense for the three months ended January 30, 2016, was $9.8 million compared to $8.0 million for the three months ended January 24, 2015. The increase was mainly due to increased interest expense related to the credit agreement entered into in connection with the acquisition of Animal Health International, Inc.
Income Tax Expense. The effective income tax rate for the three months ended January 30, 2016, was 33.4% compared to 33.1% in the prior year quarter.
Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the three months ended January 30, 2016, was $57.2 million, compared to $46.4 million for the three months ended January 24, 2015. Earnings per diluted share from continuing operations were $0.60 in the current quarter compared to $0.47 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 95.9 million compared to 99.5 million in the prior year quarter. The current quarter cash dividend was $0.22 per common share compared to $0.20 in the prior year quarter.
Discontinued Operations
For the three months ended January 30, 2016, we experienced a net loss from discontinued operations of $0.8 million, compared to net income of $8.2 million for the three months ended January 24, 2015. The net loss for the three months ended January 30, 2016, was due to working capital adjustments related to the sales price, which reduced the overall gain recognized.
NINE MONTHS ENDED JANUARY 30, 2016 COMPARED TO NINE MONTHS ENDED JANUARY 24, 2015
Continuing Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data from continuing operations:

	Nine Months Ended
	January 30, 2016	January 24, 2015
Net sales	100.0%	100.0%
Cost of sales	75.6	73.1
Gross profit	24.4	26.9
Operating expenses	18.3	19.4
Operating income from continuing operations	6.1	7.5
Other income (expense)	(0.9)	(0.8)
Income from continuing operations before taxes	5.2	6.7
Income tax expense	2.1	2.3
Net income from continuing operations	3.1%	4.4%
Net Sales. Consolidated net sales for the nine months ended January 30, 2016, were $3,932.9 million, a 36.8% increase from $2,875.8 million for the nine months ended January 24, 2015. The inclusion of results of Animal Health International, Inc. and an additional week of results were the main reasons for the increase. Foreign exchange rate changes had an unfavorable impact of 2.0% to current period sales growth.
Dental segment sales for the nine months ended January 30, 2016, were $1,814.1 million, a 3.9% increase from $1,746.2 million for the nine months ended January 24, 2015. Current period sales of consumables increased 5.1%. Consumable sales were positively impacted by an estimated 2.6% by the extra week of results and negatively impacted by 1.5% by foreign exchange rates. Sales of dental equipment and software increased 1.3% to $572.8 million for the nine months ended January 30, 2016. Sales of other dental services and products increased 5.3% for the nine months ended January 30, 2016.

Animal Health segment sales for the nine months ended January 30, 2016, were $2,081.5 million, an 89.1% increase from $1,100.6 million for the nine months ended January 24, 2015. Animal Health International, Inc. contributed $992.5 million of sales for the nine months ended January 30, 2016. Foreign exchange rate changes had an unfavorable impact of 2.8% to current period sales growth. Consumable sales increased 93.0%, equipment and software sales were $37.3 million, an increase of 19.7%, and sales of other services and products increased 9.5% in the current period.
Gross Profit. Consolidated gross profit margin for the nine months ended January 30, 2016, decreased 250 basis points from the prior year period to 24.4%. The decrease in gross profit margin was predominantly the result of the inclusion of sales and cost of sales from Animal Health International, Inc. in our results, as that business traditionally has lower gross margins than our historical businesses.
Operating Expenses. Consolidated operating expenses for the nine months ended January 30, 2016, were $717.6 million, a 28.9% increase from the prior year period of $556.8 million. Operating expenses mainly increased due to the acquisition of Animal Health International, Inc. and transaction-related costs. The consolidated operating expense ratio of 18.3% decreased 110 basis points from the prior year period.
Operating Income From Continuing Operations. For the nine months ended January 30, 2016, operating income was $241.4 million, or 6.1% of net sales, as compared to $215.5 million, or 7.5% of net sales for the nine months ended January 24, 2015. The decrease in operating income as a percent of sales was mainly due to the inclusion of results of Animal Health International, Inc. and transaction-related costs.
Other Income (Expense), Net. Net other expense was $37.5 million for the nine months ended January 30, 2016, compared to $23.1 million for the nine months ended January 24, 2015. The increase was mainly due to increased interest expense related to the credit agreement entered into in connection with the acquisition of Animal Health International, Inc., including $5.2 million of accelerated debt issuance cost amortization incurred in the second quarter of fiscal 2016 as a result of early repayment of debt.
Income Tax Expense. The effective income tax rate for the nine months ended January 30, 2016, was 41.1% compared to 34.2% for the nine months ended January 24, 2015. The increase in the rate was primarily due to the current year impact of cash repatriation and the impact of the transaction-related costs incurred related to the acquisition of Animal Health International, Inc.
Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the nine months ended January 30, 2016, was $120.1 million, compared to $126.6 million for the nine months ended January 24, 2015. Earnings per diluted share from continuing operations were $1.22 in the current period compared to $1.27 in the prior year period. Weighted average diluted shares outstanding in the current period were 98.5 million compared to 99.7 million in the prior year period. The current period cash dividend was $0.66 per common share compared to $0.60 in the prior year period.
Discontinued Operations
For the nine months ended January 30, 2016, net income from discontinued operations was $1.5 million, compared to $32.1 million for the nine months ended January 24, 2015. The decrease in net income from discontinued operations was primarily due to there being nine months of operations in the prior year period as compared to less than four months of operations in the current period, as well as by transaction-related costs related to the sale of Patterson Medical.
LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended January 30, 2016, net cash flows used in operating activities were $86.5 million, compared to net cash flows provided by operating activities of $158.1 million for the nine months ended January 24, 2015. The decrease was primarily a result of investments in inventory to support our information technology initiative, an increase in Dental equipment inventory and the timing of consumable inventory purchases.
For the nine months ended January 30, 2016, net cash flows used in investing activities were $399.4 million, compared to net cash flows used in investing activities of $7.4 million for the nine months ended January 24, 2015. The current period includes the purchase of Animal Health International, Inc. for $1,106.6 million, which was partially offset by the receipt of net cash proceeds from completion of the sale of Patterson Medical in the amount of $714.4 million. We expect to use a total of approximately $65 million to $75 million for capital expenditures in fiscal 2016, with our main investment in our information technology initiatives.

Cash provided by financing activities for the nine months ended January 30, 2016, was $246.7 million. Cash proceeds included $988.4 million of net proceeds from the below-described term loan, and $198.0 million that is attributed to a withdrawal on our revolving line of credit. Uses of cash from financing activities were as follows: $678.3 million for repayments on the below-described term loan, $200.0 million for share repurchases, and $67.0 million used to fund dividend payments. For the nine months ended January 24, 2015, cash used by financing activities was $101.4 million, including $60.3 million for dividend payments and $47.5 million for share repurchases.
On June 16, 2015, we entered into a credit agreement (the “Credit Agreement”), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. At January 30, 2016, $321.8 million under the unsecured term loan was outstanding at an interest rate of LIBOR plus 1.25%. The Credit Agreement expires in fiscal 2021. Also on June 16, 2015, our previous $300 million credit facility, which was due to expire in December 2016, was terminated and replaced by the revolving line of credit under the Credit Agreement. As of January 30, 2016, $198.0 million was outstanding under our current revolving line of credit. There were no outstanding borrowings under our current or previous revolving lines of credit at April 25, 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first quarter of fiscal 2016, we entered into the Credit Agreement under which the lenders provided Patterson with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. Interest on borrowings under this Credit Agreement is based on LIBOR plus a spread which can range from 1.125% to 2.000%. Due to the interest rate being based on LIBOR, fluctuations in this rate impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in the LIBOR rate would have a $3.2 million impact on our income from continuing operations before taxes on an annualized basis. There have been no other material changes since April 25, 2015 in our market risk. For further information on market risk, refer to Item 7A in our 2015 Annual Report on Form 10-K filed June 24, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 30, 2016. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 30, 2016.
Except as described below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Beginning in January 2016, purported class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Co. and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors.   On February 9, 2016, the United States District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, the “putative class representatives”) in the United States District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the United States directly from any of the defendants, or non-defendant Burkhart Dental Supply Company, Inc., since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and Burkhart not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  Putative class representatives have not specified a damage amount in their complaint. While the outcome of litigation is inherently uncertain, we believe the consolidated class action complaint is without merit, and we intend to vigorously defend ourselves in this litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 19, 2013, our Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under this new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018.
The following table presents activity under the stock repurchase program during the third quarter of fiscal 2016:

	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plan
November 1, 2015 to November 28, 2015	505,410	$47.95	505,410	16,497,259
November 29, 2015 to December 26, 2015	—	—	—	16,497,259
December 27, 2015 to January 30, 2016	—	—	—	16,497,259
	505,410	$47.95	505,410	16,497,259

As of January 30, 2016, a total of 16.5 million shares remain available under the current repurchase authorization.

On June 16, 2015, we entered into a credit agreement (the “Credit Agreement”), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. The Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default on unmatured default exists and that we are in compliance with applicable financial covenants.

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

Dated: March 10, 2016

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