Form 10-K
period 2016-04-30
PATTERSON COMPANIES, INC.
filed 2016-06-29
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on October 31, 2015, was approximately $4,691,000,000 (For purposes of this calculation all of the registrant’s executive officers and directors are deemed affiliates of the registrant.)
As of June 20, 2016, there were 99,098,699 shares of Common Stock of the registrant issued and outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 30, 2016 are incorporated by reference into Part III.

FORM 10-K INDEX

PART I
Item 1. BUSINESS

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes forward-looking statements. Reference is made to “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, for a discussion of certain factors that could cause actual operating results to differ materially from those expressed in any forward-looking statements.
General

Patterson Companies, Inc. is a value-added specialty distributor serving the U.S. and Canadian dental supply and the U.S., Canadian and U.K. animal health supply markets. Patterson operates through its two strategic business units, Patterson Dental and Patterson Animal Health, offering similar products and services to different customer bases. Each business is a market leader with a strong competitive position, serves a fragmented market that offers consolidation opportunities and offers relatively low-cost consumable supplies, making our value-added business proposition highly attractive to customers. We believe that we have a strong brand identity as a value-added, full-service distributor with broad product and service offerings, having begun distributing dental supplies in 1877.
Fiscal 2016 was a transformative year for Patterson. In June 2015, we more than doubled the size of our animal health supply business through the acquisition of Animal Health International, Inc., for $1.1 billion in cash. This acquisition added a leading production animal supply business to our pre-existing companion animal supply business, resulting in the renaming of our veterinary supply segment to our animal health supply segment. In August 2015, we completed the disposition of our rehabilitative and assistive products supply business, Patterson Medical, for $717 million in cash; the results of this business are now presented as discontinued operations. See Notes 4 and 5 to the Consolidated Financial Statements for further information about these transactions.
The following table sets forth consolidated net sales (in millions) by segment. Prior period segment results have been restated to conform to the revised current period presentation in which we present three reportable segments: Dental, Animal Health and Corporate.

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Dental	$2,476	$2,415	$2,348
Animal Health	2,862	1,457	1,203
Corporate	49	39	34
Consolidated net sales	$5,387	$3,911	$3,585

Our strategically located fulfillment centers enable us to better serve our customers and increase our operating efficiency. This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs. Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.
Patterson became publicly traded in October 1992 and is a corporation organized under the laws of the state of Minnesota. We are headquartered in St. Paul, Minnesota. Our principal executive offices are located at 1031 Mendota Heights Road, St. Paul, Minnesota, and our telephone number is (651) 686-1600. Unless the context specifically requires otherwise, the terms the “Company,” “Patterson,” “we,” “us” and “our” mean Patterson Companies, Inc., a Minnesota corporation, and its consolidated subsidiaries.

The Specialty Distribution Markets We Serve
We provide manufacturers with cost effective logistics and high-caliber sales professionals to access a geographically diverse customer base, which is critical to the supply chain for both of the markets we serve. We provide our customers with a vast array of value-added services, a dedicated and highly skilled sales team, and a broad selection of products through a single channel, thereby helping them efficiently manage their ordering process. Due in part to the inability of office-based customers to store and manage large quantities of supplies in their offices, the distribution of supplies and small equipment to office-based customers has been characterized by frequent, small quantity orders, and a need for rapid, reliable and substantially complete order fulfillment. Supplies and small equipment are generally purchased from more than one distributor, with one generally serving as the primary supplier.
We believe that consolidation within the industry will continue as distributors, particularly those with limited financial, operating and marketing resources, seek to combine with larger companies that can provide growth opportunities. This consolidation also may continue to result in distributors seeking to acquire companies that can enhance their current product and service offerings or provide opportunities to serve a broader customer base.
Dental Supply Market
We estimate the dental supply market we serve to be approximately $7.5 billion annually and our share of this market, when direct distribution by manufacturers is included, to be approximately 33%. This market consists of a sizeable geographically dispersed number of fragmented dental practices. Customers range in size from sole practitioners to large group practices or service organizations. According to the American Dental Association and the Canadian Dental Association, there are over 195,000 dentists practicing in the U.S. and 19,000 dentists practicing in Canada, respectively. We believe the average dental practitioner purchases about 40% of their supplies from their top supplier.
Total expenditures for dental services in the U.S. increased from $105 billion in 2010 to $114 billion in 2014. We believe the dental supply market continues to experience growth due to U.S. population growth, the aging population, advances in dentistry, demand for preventive dentistry and specialty services, the need for increased office productivity, demand for infection control products, and coverage by dental plans. Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using dental services. In the dental industry, there is predicted to be a rise in oral health care expenditures as the 45 and older segment of the population increases. There is increasing demand for new technologies that allow dentists to increase productivity, and this is being driven in the U.S. by lower insurance reimbursement rates. At the same time, there is an expected increase in dental insurance coverage.
We support dental professionals through the many stock keeping units (“SKUs”) that we offer, as well as through important value-added services, including practice management software, electronic claims processing, financial services and continuing education, all designed to help maximize a practitioner’s efficiency.
Animal Health Supply Market
We estimate the animal health supply market we serve to be approximately $14 billion annually and our share of this market, when direct distribution by manufacturers is included, to be approximately 23%. Similar to the dental supply market, the animal health supply market is fragmented and diverse. The animal health market is a mix of the production animal market, which primarily consists of beef and dairy cattle, poultry and swine, and other food-producing animals, and the companion animal market, which primarily consists of dogs, cats and horses. Our production animal supply customers include large animal veterinarians, beef producers (cow/calf, stocker and feedlots), dairy producers, poultry producers, swine producers and retail customers. According to the American Veterinary Medical Association, there are more than 66,000 veterinarians in private practice in the U.S. and Canada. Furthermore, there are approximately 20,000 veterinarians in the U.K. practicing in veterinary outlets; however, we believe there has been a shift in the U.K. market toward consolidation of veterinary practices. National Veterinary Services Limited, our veterinary products distributor in the U.K., has the highest percentage of buying groups and corporations as customers compared to its competitors. The average purchase of consumables in the animal health market is noticeably higher than that of the dental practitioner due predominantly to pharmaceutical products.
The animal health market, impacted by growing companion pet ownership and care, as well as increased focus on safety and efficiency in livestock production, provides growth opportunities for us. We support our animal health customers through the distribution of biologicals, pharmaceuticals, parasiticides, supplies and equipment and by actively engaging in the development, sale and distribution of inventory, accounting and health management systems. Within the companion animal market, we anticipate increasing demand for veterinary services due to the following factors: the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in animal health products and diagnostic testing, and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies.
Product sales in the production animal market are impacted by volatility in commodity prices such as milk, grains, livestock and poultry. Changes in weather patterns also influence how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase. In addition, changes in the general economy can shift the number of animals treated, the timing of when animals are treated, to what extent they are treated and with which products they are treated. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.
Competition
Our industry is highly competitive. It consists principally of national, regional and local full-service distributors, mail-order distributors and, increasingly, Internet-based businesses. Most of the products we sell are available to customers from a number of suppliers. In addition, our competitors could obtain exclusive rights from manufacturers to market particular products. Some manufacturers also sell directly to end-users, thereby eliminating or reducing our role and that of other distributors.
We compete with other distributors, as well as several manufacturers, of dental and animal health products, primarily on the basis of price, breadth of product line, customer service and value-added products and services. To differentiate ourselves from our competition we deploy a strategy of premium customer service with multiple value-added components, a highly qualified and motivated sales force, highly-trained and experienced service technicians, an extensive breadth and mix of products and services, technology solutions allowing customers to easily access our inventory, accurate and timely delivery of product, strategic location of sales offices and fulfillment centers, and competitive pricing.
In the U.S. and Canadian dental supply market, we compete against Henry Schein, Inc., Benco Dental Supply Company, at least 15 full-service distributors that operate on a regional level, and hundreds of small local distributors. Also, as noted above, some manufacturers sell directly to end users. With regard to our dental practice management software, we compete against numerous companies, including Carestream Health, Inc. and Henry Schein, Inc.
In the U.S. and Canadian animal health supply market, our primary competitors are AmerisourceBergen and Henry Schein, Inc. We also compete against a number of regional and local animal health distributors, as well as a number of manufacturers, including pharmaceutical companies that sell directly to production animal operators, animal health product retailers and veterinarians. To a lesser extent, we also compete with mail order distributors and buying groups. We face significant competition in the animal health supply market in the U.K., where we compete on the basis of price and customer service with several large competitors, including Henry Schein, Inc. and AmerisourceBergen. We also compete directly with pharmaceutical companies who sell certain products or services directly to the customer. In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and Henry Schein, Inc.
Successful distributors are increasingly providing value-added services in addition to the products they have traditionally provided. We believe that to remain competitive we must continue to add value to the distribution channel, while removing unnecessary costs associated with product movement. Significant price reductions by our competitors could result in a similar reduction in our prices. Any of these competitive pressures may materially adversely affect our operating results.
Competitive Strengths
We have more than 130 years of experience in distributing products resulting in strong awareness of the Patterson brand. Although further information regarding these competitive strengths is set forth below in the discussion of our two strategic business units, our competitive strengths include:

•
Broad product and service offerings at competitive prices. We offer over 190,000 SKUs to our customers, including many proprietary branded products. We believe that our proprietary branded products and our competitive pricing strategy have generated a loyal customer base that is confident in our brands. Of the SKUs offered, approximately 90,000 are offered to our dental customers and approximately 100,000 are offered to our animal health customers. Our product offerings include consumables, equipment and software. Our service offerings include software and design services, repair and maintenance, and equipment financing.

•
Focus on customer relationships and exceptional customer service. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, interaction via phone with sales representatives, web-based activities including e-commerce and frequent direct marketing, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement. We focus on providing our customers with exceptional order fulfillment and a streamlined ordering process.

•
Cost-effective purchasing and efficient distribution. We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of dental and animal health products. We distribute our products from strategically located fulfillment centers. We strive to maintain optimal inventory levels in order to satisfy customer demand for prompt and complete order fulfillment.

Business Strategy
Our objective is to continue to expand as a leading value-added distributor of dental and animal health products and services. To accomplish this, we will apply our competitive strengths in executing the following strategies:

•
Emphasizing our value-added, full-service capabilities. We are positioned to meet virtually all of the needs of dental practitioners, veterinarians, production animal operators and animal health product retailers by providing a broad range of consumable supplies, technology, equipment and software and value-added services. We believe our knowledgeable sales representatives can create special relationships with customers by providing an informational link to the overall industry. Our value-added strategy is further supported by our equipment specialists who offer consultation on design, equipment requirements and financing, our service technicians who perform equipment installation, maintenance and repair services, our business development professionals who provide business tools and educational programs to our customers, and our technology advisors who provide guidance on integrating technology solutions.

•
Using technology to enhance customer service. As part of our commitment to providing superior customer service, we offer our customers easy order placement. Although we offer computerized order entry systems that we believe help establish relationships with new customers and increase loyalty among existing customers, predominant platforms for ordering today include www.pattersondental.com, www.pattersonvet.com and www.animalhealthinternational.com. The use of these methods of ordering enables our sales representatives to spend more time with existing and prospective customers. Our Internet environment includes order entry, customer support for digital and our proprietary products, customer-loyalty program reports and services, and access to articles and manufacturers’ product information. We also provide real-time customer and sales information to our sales force, managers and vendors via the Internet. In addition, we believe that the Patterson Technology Center (the “PTC”) differentiates Patterson from our competition by positioning Patterson as the only single-source solution for digital components. In addition to trouble-shooting through the PTC’s support center, customers can access various service capabilities offered by the PTC, including electronic claims and statement processing and system back-up capabilities.

•
Continuing to improve operating efficiencies. We continue to implement programs designed to improve our operating efficiencies and allow for continued sales growth. This strategy includes our continuing investment in management information systems and consolidation and leveraging of fulfillment centers and sales branches between our operating segments. In addition, we have established shared sales branch offices in several locations.

•
Growing through internal expansion and acquisitions. We intend to continue to grow by hiring established sales representatives, hiring and training skilled sales professionals, opening additional sales offices as needed, and acquiring other distributors in order to enter new, or more deeply penetrate existing, geographic markets, gain access to additional product lines, and expand our customer base. We believe both of our operating segments are well positioned to take advantage of expected continued consolidation in our markets.

Dental Supply Segment - Products, Services and Sources of Supply
Patterson Dental, one of the two largest distributors of dental products in North America, has operations in the U.S. and Canada. As a full-service, value-added supplier to over 120,000 dentists, dental laboratories, institutions, and other healthcare professionals, Patterson Dental provides consumable products (including infection control, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; exclusive, innovative technology solutions, including practice management software and e-commerce solutions; patient education systems; and office forms and stationery. Patterson Dental offers customers more than 90,000 SKUs of which approximately 5,000 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a range of related services including software and design services, maintenance and repair, and equipment financing. Net sales of this segment were $2.5 billion in fiscal 2016 and operating income from this segment was $312 million for the same period.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Consumable	56%	55%	55%
Equipment and software	33	34	34
Other (1)	11	11	11
	100%	100%	100%

(1)	Consists of other value-added services, including software and design service, maintenance and repair, and equipment financing.

Patterson Dental obtains products from more than 800 vendors. Although our relationships with most vendors are non-exclusive, we do obtain certain products on an exclusive basis. For example, we have an exclusive distribution agreement with an entity now known as Dentsply Sirona, Inc., the manufacturer of the CEREC® dental restorative systems and Schick® digital x-rays, in addition to panoramic and cone beam radiography products. While Patterson Dental makes purchases from many suppliers, and there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable. Our top ten supply vendors accounted for approximately 57% and 61% of the cost of dental products sold in fiscal 2016 and fiscal 2015. Of these ten, the top two vendors accounted for 25% and 7% for fiscal 2016 and 18% and 8% for fiscal 2015 cost of sales, respectively.
Animal Health Supply Segment - Products, Services and Sources of Supply
Patterson Animal Health is a leading distributor of animal health products in the U.S., Canada and the U.K. We sell more than 100,000 SKUs sourced from over 3,400 manufacturers to over 50,000 customers in the highly fragmented animal health supply market. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, prescription and non-prescription diets, nutritionals, consumable supplies, equipment and software. We offer a private label portfolio of products to veterinarians, producers, and retailers through our Aspen, First Companion and Patterson Veterinary brands. We also provide a range of value-added services to our animal health customers. Within our companion animal market, our principal customers are companion-pet and equine veterinarians, veterinary clinics, public and private institutions, and shelters. In our production animal market, our principal customers are large animal veterinarians, production animal operators and animal health product retailers. Net sales of this segment were $2.9 billion in fiscal 2016 and operating income from this segment was $94 million for the same period.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to animal health segment customers:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Consumable	97%	95%	94%
Equipment and software	2	3	4
Other	1	2	2
	100%	100%	100%

Patterson Animal Health obtains products from nearly 2,600 vendors in the U.S. and Canada and nearly 900 vendors in the U.K. While Patterson Animal Health makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable. In fiscal 2016 and 2015, Patterson Animal Health’s top 10 animal health supply manufacturers comprised approximately 70% of the total cost of animal health supply sales, and the single largest supplier comprised 17% of the total cost of animal health supply sales.

Sales, Marketing and Distribution
During fiscal 2016, we sold products or services to over 170,000 customers who made one or more purchases during the year. Our customers include dentists, laboratories, institutions, other healthcare professionals, veterinarians, other animal health professionals, production animal operators and animal health product retailers. No single customer accounted for more than 10% of sales during fiscal 2016, and we are not dependent on any single customer or geographic group of customers.

We have offices throughout the U.S. and Canada so that we can provide a presence in the market and decision-making near the customer. Patterson Animal Health also has a central office in the U.K. These offices, or sales branches, are staffed with a complete complement of our capabilities, including sales, customer service and technical service personnel, as well as a local manager who has broad decision-making authority with regard to customer-related transactions and issues.
A primary component of our value-added approach is our sales force. Due to the fragmented nature of the markets we serve, we believe that a large sales force is necessary to reach potential customers and to provide full service. Sales representatives provide an informational link to the overall industry, assist practitioners in selecting and purchasing products and help customers efficiently manage their supply inventories. Our need for a large dedicated sales force in the U.K. is reduced due to the presence of buying groups and corporate customers as well as the significant number of orders placed electronically in the U.K.
In the U.S., customer service representatives in call centers work in tandem with our sales representatives, providing a dual coverage approach for individual customers. In addition to processing orders, customer service representatives are responsible for assisting customers with ordering, informing customers of monthly promotions, and responding to general inquiries. In the U.K., our customer service team is primarily responsible for handling customer inquiries and resolving issues.
To assist our customers with their purchasing decisions, we provide a multi-touch point shopping experience. From print to digital, this seamless experience is inclusive of products and services information. Patterson offers online and in-print showcases of our expansive merchandise and equipment offerings, including digital imaging and computer-aided design and computer-aided manufacturing ("CAD/CAM") technologies, hand-held and similar instruments, sundries, office design, e-services, repair and support assistance, as well as financial services. We also promote select products and services through our monthly magazine, Insight, in the U.S. and Canada, and our quarterly magazine, The Cube, in the U.K. Additional direct marketing tools that we utilize include customer loyalty programs, social media, and participation in trade shows.
We believe that responsive delivery of quality supplies and equipment is key to customer satisfaction. We ship consumable supplies from our strategically located fulfillment centers in the U.S. and Canada. In the U.K., orders are accepted in a centralized fulfillment center and shipped nationwide to one of our depots located throughout the country at which pre-packed orders are sorted by route for delivery to customers. Orders for consumable supplies can be placed through our sales representatives, customer service representatives or electronically 24 hours a day, seven days a week. Rapid and accurate order fulfillment is another principal component of our value-added approach.
In order to assure the availability of our broad product lines for prompt delivery to customers, we must maintain sufficient inventories at our fulfillment centers. Purchasing of consumables and standard equipment is centralized, and our purchasing department uses a real-time perpetual inventory system to manage inventory levels. Our inventory consists mostly of consumable supply items and pharmaceutical products. Additionally, in this competitive market, some of our contracts contain minimum purchase commitments to maintain exclusivity.
Geographic Information
For information on revenues and long-lived assets of our dental and animal health segments by geographic area, see Note 14 to the Consolidated Financial Statements.
Discontinued Operations
In August 2015, we sold Patterson Medical Holdings, Inc., our wholly owned subsidiary responsible for our rehabilitation supply business known as Patterson Medical, for $717 million in cash to Madison Dearborn Partners. For a limited period of time following the disposition, Patterson will continue to provide certain transition services to Patterson Medical, as owned by Madison Dearborn Partners, pursuant to a transition services agreement. See Note 5 to the Consolidated Financial Statements for additional information.
Seasonality
Our business in general is not seasonal; however, there are some products that typically sell more often during the winter or summer season. In any given month, unusual weather patterns (e.g., unusually hot or cold weather) could impact the sales volumes of these products, either positively or negatively.

Governmental Regulation

Operating, Security and Licensure Standards
Our dental and animal health supply businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to various local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices. Among the U.S. federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, and Section 361 of the Public Health Service Act. We are also subject to comparable foreign regulations.
The Federal Food, Drug, and Cosmetic Act (“FDC Act”) and similar foreign laws generally regulate the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state. Section 361 of the Public Health Service Act, which provides authority to prevent the spread of communicable diseases, serves as the legal basis for the U.S. Food and Drug Administration’s (“FDA”) regulation of human cells, tissues and cellular and tissue-based products, also known as “HCT/P products.”
The federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law. Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), will be phased in over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the U.S. The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs began to take effect in January 2015. The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements. Also in January 2015, the DSCSA required manufacturers and wholesale distributors to have systems in place by which they can identify whether a product in their possession or control is a “suspect” or “illegitimate” product, and handle it accordingly.
The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities. The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs. Beginning January 1, 2015, the DSCSA required wholesalers and 3PLs to submit annual reports to the FDA, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information. According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by federal law in this area. Current state licensing requirements will likely remain in effect until the FDA issues new regulations as directed by the DSCSA.
The Food and Drug Administration Amendments Act of 2007 (“FDAAA”) and the Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”) amended the FDC Act to require the FDA to promulgate regulations to implement a Unique Device Identification System. The FDA issued a final rule in September 2013 implementing the Unique Device Identification System, requiring the labels of most medical devices to bear a unique device identifier (“UDI”), and prescribing the content and format of the UDI. The rule also requires the submission of certain information concerning UDI-labeled devices to an FDA database, the Global Unique Device Identification Database (“GUDID”). Additional FDA UDI guidance has subsequently been issued, and the FDA’s UDI regulations are being phased in over seven years from the rule’s promulgation in September 2013, beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices. For the lowest-risk, Class I medical devices, a Universal Product Code may take the place of a UDI on the device’s label.
The FDA’s UDI regulations require certain entities, referred to as “labelers,” to develop and include UDIs on the labels of medical devices, and to directly mark certain devices with UDIs. Labelers are entities that cause a device’s label to be applied or modified, without any subsequent replacement or modification. Typically, these entities are device manufacturers, specification developers, single-use device reprocessors, convenience kit assemblers, repackagers and relabelers.
Violations of the UDI regulations, including failure to include a UDI on a device’s label after the effective date for the device type, result in the misbranding of the device. The FDC Act makes it unlawful to introduce or deliver for introduction into interstate commerce a misbranded device. It is also unlawful to cause a device to become misbranded.
Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain and renew annually registrations for our facilities from the U.S. Drug Enforcement Administration (“DEA”) permitting us to handle controlled substances. We are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times. We are subject to inspection by the DEA.
Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the U.S. Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale. These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment. In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example, human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue. We are also subject to foreign government regulation of such products. The DEA, the FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our fulfillment centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. Foreign regulations subject us to similar foreign powers. Furthermore, compliance with legal requirements has required and may in the future require us to institute voluntary recalls of products we sell, which could result in financial losses and potential reputational harm. Our customers are also subject to significant federal, state, local and foreign governmental regulation.
Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, storage, handling and disposal of hazardous or potentially hazardous substances, and safe working conditions. There have also been increasing efforts by various levels of government globally to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system.
Certain of our businesses also maintain contracts with governmental agencies and are subject to certain regulatory requirements specific to government contractors.
Health Care Fraud
Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs.
Failure to comply with fraud and abuse laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of noncompliance.
Health Care Reform
The U.S. Health Care Reform Law adopted through the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.
A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. On February 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule to implement the Physician Payment Sunshine Act. Under this rule, data collection activities began on August 1, 2013, and as required under the Physician

Payment Sunshine Act, CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.
Under the Physician Payment Sunshine Act we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may also be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. Our compliance with these rules imposes additional costs on us.
Regulated Software; Electronic Health Records
The FDA has become increasingly active in addressing the regulation of medical device software, and has developed and continues to develop policies on regulating clinical decision support tools and other types of software as medical devices. Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.
In addition, our businesses that involve physician and dental practice management products include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals. These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns, and could involve claims against us by private parties and/or governmental agencies. For example, we are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”). HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes and notify individuals in the event of privacy and security breaches.
We also sell products and services that health care providers, such as physicians and dentists, use to store and manage patient medical or dental records. These customers are subject to laws and regulations, such as HIPAA, which require that they protect the privacy and security of those records, and our products may be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products to comply with applicable legal requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.
International Transactions
In addition, U.S. and foreign import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products. We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, as well as other types of foreign requirements similar to those imposed in the U.S.
See “Item 1A. Risk Factors” for a discussion of additional burdens, risks and regulatory developments that may affect our results of operations and financial condition.
Proprietary Rights
We hold trademarks relating to the “Patterson®” name and logo, as well as certain other trademarks. Our U.S. trademark registrations have 10-year terms, and may be renewed for additional 10-year terms. We intend to protect our trademarks to the fullest extent practicable.

Employees
As of April 30, 2016, we had approximately 7,000 full-time employees. We have not experienced a shortage of qualified personnel in the past and believe that we will be able to attract such employees in the future. We believe our relations with employees to be good.
Available Information
We make available free of charge through our website, www.pattersoncompanies.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to these reports and statements filed or furnished pursuant to Section 13(a) and Section 16 of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or SEC. This material may be accessed by visiting the Investor Relations section of our website.
The above information is also available at the SEC’s Public Reference Room at U.S. Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m., or obtainable by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov, where the above information can be viewed.
Information relating to our corporate governance, including our Principles of Business Conduct and Code of Ethics, and information concerning executive officers, Board of Directors and Board committees, and transactions in Patterson securities by directors and officers, is available on or through our website, www.pattersoncompanies.com in the Investor Relations section.
Information maintained on the website is not being included as part of this Annual Report on Form 10-K.
Executive Officers of the Registrant
Set forth below is the name, age and position of the executive officers of Patterson, who are elected annually and serve at the discretion of our Board of Directors, as of June 20, 2016.

Scott P. Anderson	49	President, Chief Executive Officer, Chairman of the Board – Patterson Companies, Inc.
Ann B. Gugino	44	Executive Vice President, Chief Financial Officer and Treasurer – Patterson Companies, Inc.
John E. Adent	48	Chief Executive Officer - Patterson Animal Health
Les B. Korsh	46	Vice President, General Counsel and Secretary - Patterson Companies, Inc.
Kelly A. Baker	47	Chief Human Resources Officer - Patterson Companies, Inc.

Background of Executive Officers

Scott P. Anderson was elected President and Chief Executive Officer of Patterson in April 2010, and became our Chairman in April 2013. Mr. Anderson has worked with Patterson since 1993. Prior to June 2006 when he became President of Patterson Dental, Mr. Anderson held senior management positions in the dental unit, including Vice President, Sales, and Vice President, Marketing. Mr. Anderson started his career as a territory sales representative in the dental business before becoming national equipment manager, manager of the San Francisco branch and manager of the Minnesota branch, two of Patterson’s largest dental branch offices. Mr. Anderson became one of our directors in June 2010. He also has served as a director of C.H. Robinson Worldwide, Inc. since January 2012.

Ann B. Gugino became Vice President, Chief Financial Officer and Treasurer in November 2014 and was promoted to Executive Vice President, Chief Financial Officer and Treasurer in June 2015. She previously served as Vice President, Strategy & Planning since April 2012. Before that, she was Vice President of Finance and Operations - Patterson Dental from 2008 until April 2012. She joined Patterson in 2000 as an assistant controller and became Controller - Patterson Dental in 2004. Prior to her career with Patterson, she worked for Ernst & Young LLP and achieved her Certified Public Accountant designation.
John E. Adent, who currently serves as Chief Executive Officer of Patterson Animal Health, served as President and Chief Executive Officer of Animal Health International, Inc. from 2004 through Patterson’s acquisition of that company in June 2015.

Les B. Korsh became Vice President, General Counsel and Secretary of Patterson in July 2015. Mr. Korsh served as Patterson’s Associate General Counsel since June 2014. Prior to joining Patterson, Mr. Korsh held positions as Vice President and Associate General Counsel for MoneyGram International, Inc. from May 2004 to May 2014, and was a principal in the law firm of Gray Plant Mooty, P.A. from June 1999 to May 2004.
Kelly A. Baker became Chief Human Resources Officer in February 2016. Prior to joining Patterson, Ms. Baker was employed at General Mills for more than 20 years in multiple human resources roles. Her most recent position at General Mills was Vice President, Human Resources for the U.S. Retail Operating Segment of General Mills, a position she held from April 2014 to January 2016. Prior to that, Ms. Baker was Vice President, Human Resources, Corporate Groups of General Mills since February 2009.
Item 1A. RISK FACTORS

The risks described below could have a material adverse effect on our business, reputation, financial condition and/or the trading price of our common stock. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. Our business operations could also be adversely affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations. You should not consider this list to be a complete statement of all risks and uncertainties we face. The order in which these factors appear should not be construed to indicate their relative importance or priority.
The dental and animal health supply markets are highly fragmented and competitive, and we may not be able to compete successfully.

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
Most of our products are available from multiple sources, and our customers tend to have relationships with several different distributors who can fulfill their orders. Our competitors could obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce the role of distributors. These suppliers could sell their products at lower prices and maintain a higher gross margin on the product sales than we can. Increased competition from any supplier of dental or animal health products could significantly reduce our market share and adversely impact our financial results.
Industry consolidation among suppliers, price competition, the unavailability of products, or the emergence of new competitors also could increase competition. There has also been increasing consolidation among manufacturers, which could have a material adverse effect on our margins and product availability. This consolidation could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower cost business models are able to operate with lower prices and gross profit on products. These competitive pressures could adversely affect our sales and profitability. Our failure to compete effectively may limit and/or reduce our revenue, profitability and cash flow.
We may be unable to successfully integrate the operations of Animal Health International, Inc. or realize targeted cost savings and other benefits of the acquisition.
In June 2015, we acquired Animal Health International, Inc. Achieving the targeted benefits of the acquisition will depend in part upon whether we can integrate Animal Health International, Inc.’s businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and Animal Health International, Inc. operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, and regulatory compliance. Moreover, the integration of our respective operations will require the dedication of significant management resources, which is likely to distract management’s attention from day-to-day operations. Employee uncertainty and lack of focus during the integration process may also disrupt our business and result in undesired employee attrition. An inability of management to successfully integrate the operations of the two companies could have a material adverse effect on our business, results of operations and financial condition.

In addition, our actual cost-savings could differ materially from our initial estimates of synergies to be realized from the Animal Health International, Inc. acquisition. Actual cost-savings, the costs required to realize the cost-savings and the source of the cost-savings could differ materially from our estimates, and we cannot assure you that we will achieve cost-savings, or that these cost-savings programs will not have other adverse effects on our business.
Finally, we may not be able to achieve the targeted operating or long-term strategic benefits of the Animal Health International, Inc. acquisition. An inability to realize the full extent of, or any of, the anticipated benefits of the Animal Health International, Inc. acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations and financial condition.
General economic conditions could adversely affect our operating results and financial condition.
Uncertain weak economic conditions in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect our operating results and financial condition. These uncertainties, including, among other things, sovereign debt levels, the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues, consumer confidence, election results, unemployment levels (and a corresponding increase in uninsured and underinsured population), interest rates, availability of capital, fuel and energy costs, tax rates, healthcare costs and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and suppliers, which could materially adversely affect us. Changes in government, government debt and/or budget crises may lead to reductions in government spending in certain countries and/or higher income or corporate taxes, which could depress spending overall. In addition, recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay, or cancel purchasing our products and services, and a prolonged period of economic instability could reduce their ability to make payments. Furthermore, such conditions could cause our suppliers to reduce their production, decrease their number of product offerings, or change their terms of sale to us. Increasing commodity prices may also increase our cost of operations, either directly through increased energy costs or indirectly through what we are charged by our suppliers. Recessionary economic conditions could also cause changes in our product mix as our customers prioritize established, low-margin products rather than innovative, high-margin products, which could reduce our profit margin.
Disruption to our distribution capabilities, including service issues with our third-party shippers, could materially adversely affect our results.

Weather, natural disaster, fire, terrorism, pandemic, strikes, geopolitical events or other reasons could impair our ability to distribute our products and conduct our business. If we are unable to manage effectively such events if they occur, there could be a material adverse effect on our business, financial condition or results of operations. Similarly, strikes or other service interruptions by third-party shippers could cause our operating expenses to rise and materially adversely affect our ability to deliver products on a timely basis. Our ability to provide same-day shipping and next-day delivery is an integral component of our business strategy and any such disruption could adversely impact our business, financial condition or results of operations.
We are dependent on our relationships with our sales representatives, service technicians and our customers.
The inability to attract or retain qualified employees, particularly sales representatives and service technicians who relate directly with our customers, or our inability to build or maintain relationships with customers in the dental and animal health markets, may have an adverse effect on our business. Due to the specialized nature of many of our products and services, generally only highly qualified and trained personnel have the necessary skills to market such products and provide such services. These individuals develop relationships with our customers that could be damaged if these employees are not retained. We face intense competition for the hiring of these professionals, and many professionals in the field that may otherwise be attractive candidates for us to hire may be bound by non-competition agreements with our competitors. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would damage our business.
We are dependent on our suppliers because we do not manufacture the majority of the products we sell.
Interruptions in supply could adversely affect our operating results. If a supplier is unable to deliver product in a timely and efficient manner, whether due to financial difficulties, natural disasters or other reasons, we could experience lost sales. We generally do not have long-term contracts with our suppliers that commit them to producing products for us and there is considerable concentration within our animal health and dental businesses with a few key suppliers. In addition, because we generally do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control, including the failure to comply with applicable government requirements. The failure of manufacturers of products regulated by the FDA or other governmental agencies to meet these requirements, could result in product recall, cessation of sales or other market disruptions. An extended interruption in the supply of our products would have an adverse effect on our results of operations.
In addition, a portion of our products is sourced, directly or indirectly, from outside the U.S. Political or financial instability, increased tariffs, restrictions on trade, currency exchange rates, labor unrest, outbreak of pandemics or other events could slow distribution activities, affect foreign trade beyond our control and adversely affect our results of operations.
Material changes in our purchasing relationship with suppliers could have a material adverse effect on our business.
Our ability to sustain our gross profits depends, in part, on the structure of our relationship with our suppliers. Such relationships are subject to change from time to time, such as changing from a “buy/sell” to an agency relationship, or from an agency to a “buy/sell” relationship, either of which could adversely affect our revenues and operating income. Suppliers may also choose to change the method in which products are taken to market. A supplier may change our relationship from a complete distribution provider, including logistics and sales support, to only a logistics provider, or only a sales support provider. A reduction in our role as a value-added service provider would result in reduced margins on product sales, which could have a material adverse effect on our business, financial condition or results of operations.
Patterson’s continued success is substantially dependent on positive perceptions of Patterson’s reputation.

One of the reasons why customers choose to do business with Patterson and why employees choose Patterson as a place of employment is the reputation that Patterson has built over many years. To be successful in the future, Patterson must continue to preserve, grow and leverage the value of Patterson’s brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish Patterson’s brand and lead to adverse effects on our business, financial condition and results of operations.
Risks inherent in acquiring other businesses could offset the anticipated benefits of such acquisitions and we may face difficulty in efficiently and effectively integrating acquired businesses.
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
As we operate through two strategic business units, we consolidate the distribution, information technology, human resources, financial and other administrative functions of those business units jointly to meet their needs while addressing distinctions in the individual markets of those segments. We may not be able to do so effectively and efficiently.
Our ability to continue to make acquisitions will depend upon our success in identifying suitable targets, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities and potential profitability, as well as the availability of suitable candidates at acceptable prices, and whether restrictions are imposed by anti-trust or other regulations.
Our acquired technology or developed technology may not be successful in maintaining existing customers or gaining new customers, or the technology may fail to produce its intended results.
The process of acquiring or developing new technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products or services that achieve customer acceptance and generate the revenue required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new products and technologies and service offerings or if we fail to adequately protect our intellectual property rights, or if our new products are not widely accepted or if our current or future products fail to meet applicable regulatory requirements, we could lose customers to our competitors and that could materially and adversely affect our results of operations and financial condition. In addition, if technology investments do not achieve the intended results, we may write-off the investments, and we face the risk of claims from system users that the systems failed to produce the intended result or negatively affected the operation of our customers’ businesses. Any such claims, even those without merit, could be expensive and time-consuming to defend, cause us to lose customers and the associated revenue, divert management’s attention and resources, or require us to pay damages.
We are subject to a variety of litigation that could adversely affect our results of operations and financial condition.

We are subject to a variety of litigation incidental to our business, including product liability claims, intellectual property claims, employment claims, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business, including antitrust litigation. We also may be subject to securities litigation. From time to time we are named as a defendant in cases as a result of our distribution of products. Additionally, we own interests in companies that manufacture certain dental products. As a result, we are subject to the potential risk of product liability or other claims relating to the manufacture and distribution of products by those entities. Additionally, purchasers of private-label products may seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims. Another potential risk we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability. Defending against such claims may divert our management’s attention, may be expensive, and may require that we pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition and results of operations. A successful claim brought against us in excess of available insurance or not covered by insurance or indemnification agreements, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation. Furthermore, the outcome of litigation is inherently uncertain.
Changes in consumer preferences could adversely affect our business.

The demand for production animal health products is heavily dependent upon consumer demand for beef, dairy, poultry and swine. The food industry in general is subject to changing consumer trends, demands and preferences. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for our animal health products, and could have a material adverse effect on our business. Moreover, even if we do anticipate and identify these trends, we may be unable to react effectively. For example, changes in consumer diets may negatively affect consumer demand for beef, dairy, poultry and/or swine, and therefore reduce the demand for our production animal health products which could have a material adverse effect on our business.
In addition, there has been consumer concern and consumer activism with respect to the use of antibiotics and growth promotants in animal feed. A sustained campaign of negative press resulting from media or consumer advocacy groups, industry litigation, loss of export markets or other factors could adversely affect the public’s perception of the industry as a whole, or lead to reluctance by consumers to buy protein or other products. Concern over the impact of growth promotants on animal welfare could result in the removal from the market of products in that category, adversely impacting our sales. In addition, heightened consumer concern over the use of antibiotics and growth promotants in animal feed could result in increased government regulation in response to that concern. Any such event may affect the growth of the production animal market and lead to a decrease in the sales of the products we distribute, which could have a material adverse effect on our business, financial condition and results of operations.
From time to time, we experience changes in customer and product mix that affect gross margin. Changes in customer and product mix result primarily from business acquisitions, changes in customer demand, customer acquisitions, selling and marketing activities and competition. There can be no assurance that we will be able to maintain historical gross margins in the future.
Our business may be directly and indirectly affected by the cyclicality of the livestock market, including the effect of poor or unusual weather conditions, that could reduce demand for the production animal products we distribute.

Poor or unusual weather conditions can significantly affect the purchasing decisions of our production animal customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Drought can affect the availability and price of feed for livestock. Faced with a reduction in readily available feed or an increase in costs for such feed, our customers may decide to reduce herd size, which would ultimately decrease the demand for the products we distribute, including micro feed ingredients, animal health products, dairy sanitation solutions, as well as the development and implementation of systems for feed, health, information and production animal management.

The outbreak of an infectious disease within either the production animal or companion animal population could have a significant adverse effect on our business and our results of operations.

An outbreak of disease affecting animals, such as foot-and-mouth disease, porcine epidemic diarrhea virus, Newcastle disease, avian flu or bovine spongiform encephalopathy, commonly referred to as “mad cow disease,” could result in the widespread destruction of affected animals and consequently result in a reduction in demand for animal health products. In addition, outbreaks of these or other diseases or concerns of such diseases could create adverse publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers’ demand for the products we distribute. It could also harm export markets for such products and lead to increased government regulation. The outbreak of a disease among the companion animal population which could cause a reduction in the demand for companion animals could also adversely affect our business.
An adverse change in supplier rebates could negatively affect our business.

The terms on which we purchase or sell products from many suppliers of animal health products may entitle us to receive a rebate based on the attainment of certain growth goals. Suppliers may reduce or eliminate rebates offered under their programs, or increase the growth goals or other conditions we must meet to earn rebates to levels that we cannot achieve. Increased competition either from generic or equivalent branded products could result in us failing to earn rebates that are conditioned upon achievement of growth goals. Additionally, factors outside of our control, such as customer preferences, consolidation of suppliers or supply issues, can have a material impact on our ability to achieve the growth goals established by our suppliers, which may reduce the amount of rebates we receive. The occurrence of any of these events could have an adverse impact on our results of operations.
The formation of group purchasing organizations (“GPO”) or provider networks may place us at a competitive disadvantage.
The formation of GPOs and provider networks may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which would in turn negatively impact our financial results. Although we are seeking to obtain access to lower prices demanded by GPO contracts or other contracts, and develop relationships with provider networks and new GPOs, we cannot assure that such terms will be obtained or contracts will be executed.
Increases in over-the-counter sales of companion animal products, or sales of companion animal products from non-veterinarian sources, could adversely affect our business.

Animal health products are becoming increasingly available to consumers at competitive prices from sources other than veterinarians, including human health product pharmacies, Internet pharmacies and big-box retailers. Any increase competition from such channels could have a material adverse effect on our business, financial condition or results of operations.
Our international operations are subject to inherent risks that could adversely affect our operating results.
There are a number of risks inherent in foreign operations, including complex regulatory requirements, staffing and management complexities, import and export costs, other economic factors and political considerations, all of which are subject to unanticipated changes. Additionally, foreign operations expose us to foreign currency fluctuations. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies will have an impact on our income. Currency exchange rate fluctuations may adversely affect our results of operations and financial condition. Furthermore, we generally do not hedge translation exposure with respect to foreign operations.
The U.S. Health Care Reform Law could materially adversely affect our business.
Provisions of the U.S. Health Care Reform Law could have a material adverse effect on our business. Additionally, further federal and state proposals for health care reform in the U.S. are likely, and foreign government authorities may also adopt reforms of their health systems. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.
Reporting and disclosure obligations under the Physician Payment Sunshine Act provisions of the Health Care Reform Law increase the cost of our regulatory compliance.

The Physician Payment Sunshine Act imposes reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. Under the Physician Payment Sunshine Act we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals. We may also be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. Our compliance with these new rules imposes additional costs on us.
Failure to comply with existing and future U.S. and foreign laws and regulatory requirements could subject us to claims or otherwise harm our business.
Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the distribution of pharmaceuticals and medical devices, and human cells, tissue and cellular and tissue-based products, also known as HCT/P products, and animal feed and supplements. Among other things, such laws, and the regulations promulgated thereunder:

•	regulate the storage and distribution, labeling, packaging, handling, reporting, record keeping, introduction, manufacturing and marketing of drugs, HCT/P products and medical devices;

•	subject us to inspection by the FDA and the DEA;

•	regulate the storage, transportation and disposal of certain of our products that are considered hazardous materials;

•	require us to advertise and promote our drugs and devices in accordance with applicable FDA requirements;

•	require registration with the FDA and the DEA and various state agencies;

•	require record keeping and documentation of transactions involving drug products;

•	require us to design and operate a system to identify and report suspicious orders of controlled substances to the DEA;

•	require us to manage returns of products that have been recalled and subject us to inspection of our recall procedures and activities; and

•	impose reporting requirements if a pharmaceutical, HCT/P product or medical device causes serious illness, injury or death.
Applicable federal, state, local and foreign laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product integrity and supply tracking to the manufacturer of the product, personnel, privacy and security of health or other personal information, installation, maintenance and repair of equipment, and the importation and exportation of products. Our business also is subject to requirements of similar and other foreign governmental laws and regulations affecting our operations abroad.
The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could materially adversely affect our business. Allegations by a governmental body that we have not complied with these laws could have a material adverse effect on our business. If it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, civil and criminal penalties, mandatory recall of product, seizure of product and injunction, consent decrees, and suspension or limitation of product sale and distribution. If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses. Non-compliance with government requirements could adversely affect our ability to participate in federal and state government health care programs, and damage our reputation.

If we fail to comply with laws and regulations relating to health care fraud or other laws and regulations, we could suffer penalties or be required to make significant changes to our operations, which could materially adversely affect our business.

We are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs. Health care fraud measures may implicate, for example, our relationships with pharmaceutical manufacturers, our pricing and incentive programs for physician and dental practices, and our dental and physician practice management products that offer billing-related functionality.
If we fail to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health data transmissions, we could be required to make significant changes to our products, or incur substantial fines, penalties or other liabilities.
Our dental practice management products include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals. These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns, and could involve claims against us by private parties and/or governmental agencies. For example, we are directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as HIPAA. HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes and notify individuals in the event of privacy and security breaches. Failure to comply with these laws and regulations could expose us to breach of contract claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation. Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have a material adverse effect on our results of operations.
Risks generally associated with our information systems and cyber-security attacks could adversely affect our results of operations.
We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze and manage data to, among other things:

•	facilitate the purchase and distribution of thousands of inventory items through numerous fulfillment centers;

•	receive, process and ship orders on a timely basis;

•	accurately bill and collect from thousands of customers;

•	process payments to suppliers; and

•	provide products and services that maintain certain of our customers’ electronic medical or dental records (including protected health information of their human patients).
Our IS are vulnerable to natural disasters, power losses, computer viruses, telecommunication failures and other problems. In addition, information security risks have generally increased in recent years. Increased IS security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our IS, customers and other business partners, as well as the confidentiality, availability, and integrity of our data, customers and other business partners. A cyber-security attack that bypasses our IS security causing an IS security breach may lead to a material disruption of our IS and/or the loss of business information, which could adversely affect our business. These risks may include, among others, the following:

•	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•
operational or business delays resulting from the disruption or damage of IS and subsequent clean-up and mitigation activities, including our ability to process orders, maintain proper levels of inventories, collect accounts receivable and disburse funds;

•	negative publicity resulting in reputation or brand damage with our customers, suppliers or industry peers; and

•	lawsuits for, or regulatory proceedings relating to, a breach of personal financial and health information belonging to our customers and their patients.
We also deliver Internet-based services and, accordingly, depend on our ability and the ability of our customers access the Internet. In the event of any difficulties, outages or delays by Internet service providers, we may be impeded from providing such services, which may have a material adverse effect on our business and our reputation.
Our results of operations and cash flows could be adversely affected if our IS are interrupted, damaged by unforeseen events, incur cyber-security attacks or fail for any extended period of time. If our business continuity plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations, which may adversely affect our business. We may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.
Breaches of information systems security could damage our reputation, disrupt operations, increase costs and/or decrease revenues.

We collect and store confidential information from customers so that they may, among other things, purchase products or services, enroll in promotional programs, register on our websites or otherwise communicate or interact with us. We also acquire and retain information about suppliers, employees and others in the normal course of business. We may be unable to protect sensitive data and/or the integrity of our IS. In addition, compliance with evolving privacy and information security laws and standards may result in significant additional expense due to increased investment in technology and the development of new operational processes. We could be subject to liability for failure to comply with these laws and standards, failure to protect information, or failure to respond appropriately to an incident or misuse of information, including use of information for unauthorized marketing purposes.
The products we sell are subject to market and technological obsolescence; our software products may contain undetected errors or bugs when released.
Some of the products we distribute are subject to technological obsolescence outside of our control, since we do not manufacture the majority of the products we sell. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results.
Furthermore, we cannot be sure that we will be successful in introducing and marketing new software, software enhancements, or e-services, or that such software, software enhancements and e-services will be released on time or accepted by the market. Our software and applicable e-services products, like software products generally, may contain undetected errors or bugs when introduced, or as new versions are released. We cannot be sure that future problems with post-release software errors or bugs will not occur. Any such defective software may result in increased expenses related to the software and could adversely affect our relationships with the customers using such software, as well as our reputation. We do not have any patents on our software or e-services, and rely upon copyright, trademark and trade secret laws, as well as contractual and common-law protections. We cannot provide assurance that such legal protections will be available or enforceable to protect our software or e-services products.
Volatility in the financial markets could adversely affect our operating results and financial condition.
Volatility and other disruptions in the financial markets could adversely affect the cost and availability of credit to us, as well as the cost of, and ability to sell, finance contracts we receive from customers to outside financial institutions. Reduced access to capital for our customers limits the amount of investment that they can make in their businesses, and with limited investment by the customer, our revenue from equipment sales could be adversely affected.

The market price for our common stock may be highly volatile.
The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	changes in government or legislation;

•	our financial condition, results of operations and cash flows and prospects;

•	stock repurchases;

•
any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, issuances of restricted stock/units and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities in areas where we do business.
In addition, the NASDAQ Stock Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NASDAQ. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
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

Our credit agreement contains restrictive covenants, which limit our business and financing activities.
In order to fund our financial obligations in connection with the Animal Health International, Inc. acquisition, we entered into a credit agreement, which includes customary covenants that impose restrictions on our business and financing activities, subject to certain exceptions or the consent of our lenders, including, among other things, limits on our ability to incur additional debt, create liens, enter into merger, acquisition and divestiture transactions, pay dividends and engage in transactions with affiliates. The credit agreement contains certain customary affirmative covenants, including a requirement that we maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, and customary events of default. Our ability to comply with these covenants may be adversely affected by events beyond our control, including economic, financial and industry conditions. A breach of the credit agreement covenants may result in an event of default, which could allow our lenders to terminate the commitments under the credit agreement, declare all amounts outstanding under the credit agreement (if any), together with accrued interest, to be immediately due and payable and exercise other rights and remedies. If this occurs, we may not be able to refinance the accelerated indebtedness on acceptable terms, or at all, or otherwise repay the accelerated indebtedness.
Audits by tax authorities could result in additional tax payments for prior periods, and tax legislation could materially adversely affect our financial results and tax liabilities.
The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.
We are subject to the tax laws and regulations of the U.S. federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could materially adversely affect our tax positions. There can be no assurance that our effective tax rate will not be materially adversely affected by legislation resulting from these initiatives. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, they can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
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
Our governing documents, other documents to which we are a party, and Minnesota law may discourage takeovers and business combinations that our shareholders might consider to be in their best interests.
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
In addition, our Amended and Restated Equity Incentive Plan provides that awards issued under that plan are fully vested and all restrictions on the awards lapse in the event of a change in control, as defined in such plan. Additionally, our Capital Accumulation Plan provides that on an event of acceleration, as defined in the plan, the restrictions on shares of restricted stock lapse and such stock becomes fully vested. An event of acceleration occurs if (a) a person has acquired a beneficial ownership interest in 30% or more of the voting power of our company, (b) a tender offer is made to acquire 30% or more of our company, (c) a solicitation subject to Rule 14a-11 of the Exchange Act relating to the election or removal of 50%

or more of our Board of Directors occurs, or (d) our shareholders approve a merger, consolidation, share exchange, division or sale of our company’s assets. Furthermore, if the surviving or acquiring company in a change in control does not assume our company’s outstanding incentive awards or provide for their equivalent substitutes, our 2015 Omnibus Incentive Plan provides for accelerated vesting of incentive awards following a change in control upon the termination of the employee’s service and in certain other circumstances, provided such event occurs within two years of a change in control.

Item 1B. UNRESOLVED STAFF COMMENTS

None.
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
Patterson Logistics Services
The majority of assets we use to distribute product are owned and operated by Patterson Logistics Services, Inc. (“PLSI”), a wholly-owned subsidiary, which operates the distribution function for the benefit of our dental and animal health supply segments in the U.S. PLSI also advises on the operations of our fulfillment centers outside of the U.S., but these properties are not owned by PLSI. In addition, PLSI operates fulfillment centers pursuant to the transition services agreement discussed under Discontinued Operations in Part I, Item 1.
As of April 30, 2016, PLSI operated the following 15 fulfillment centers (eight primary centers) totaling 1.1 million square feet:

•	two dental fulfillment centers (Hawaii and Texas);

•	four animal health fulfillment centers (Alabama, Colorado and Texas (two));

•	seven fulfillment centers that distribute dental and animal health products (California, Florida, Indiana, Iowa, Pennsylvania, South Carolina and Washington); and

•	two fulfillment centers pursuant to the transition services agreement.
Approximately 90% of the PLSI fulfillment center space is owned.
Dental Supply
In addition to the locations operated by PLSI, Patterson Dental utilizes an owned location in Illinois to manufacture and ship printed office products. Dental supply operations in Canada are supported by fulfillment centers located in Quebec and Alberta. This segment is headquartered in our principal executive offices, and maintains sales and administrative offices at approximately 80 locations across 40 states in the U.S. and 10 locations in Canada, the majority of which are leased. In addition, this segment operates the Patterson Technology Center, a state-of-the-art, 100,000 square-foot facility in Effingham, Illinois.
Animal Health Supply

In addition to the locations operated by PLSI, Patterson Animal Health has approximately 100 properties located in the U.S. and Canada, the majority of which are leased.  In the U.S., these properties are in 68 locations across 27 states, and comprise fulfillment centers, storage locations, sales and administrative offices, retail stores and call centers.  In Canada, animal health supply operations are supported by two fulfillment centers located in Alberta and Ontario.  The segment’s operations in the U.K. are supported by a primary distribution facility in Stoke-on-Trent and an additional nine depots used as secondary distribution points throughout the U.K.  The headquarters for the animal health supply segment are located in a leased office in Greeley, Colorado.

Item 3. LEGAL PROCEEDINGS
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. Plaintiff has not specified a damage amount in its complaint. We intend to defend ourselves against the action vigorously. We do not anticipate that this matter will have a material adverse effect on our financial condition.

Beginning in January 2016, purported class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Co. and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors.   On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, the “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the U.S. directly from any of the defendants, or non-defendant Burkhart Dental Supply Company, Inc., since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and Burkhart not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  Putative class representatives have not specified a damage amount in their complaint. While the outcome of litigation is inherently uncertain, we believe the consolidated class action complaint is without merit, and we intend to vigorously defend ourselves in this litigation.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
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

	High	Low	Dividends per share
Fiscal 2016
First Quarter	$50.94	$45.32	$0.22
Second Quarter	53.07	42.62	0.22
Third Quarter	48.87	38.51	0.22
Fourth Quarter	46.64	40.17	0.24
Fiscal 2015
First Quarter	41.93	37.03	0.20
Second Quarter	42.61	38.04	0.20
Third Quarter	51.49	41.43	0.20
Fourth Quarter	51.48	47.22	0.22
Holders
On June 20, 2016, the number of holders on record of common stock was 1,962. The transfer agent for Patterson’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.
Dividends
In fiscal 2016, a quarterly cash dividend of $0.22 per share was paid throughout the year, except in the fourth quarter when the dividend was increased to $0.24 per share. We expect to continue to pay a quarterly cash dividend for the foreseeable future; however, the payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, operating results and financial condition among other factors.
Securities Authorized for Issuance Under Equity Compensation Plans
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.
Purchases of Equity Securities by the Issuer
In March 2013, Patterson’s Board of Directors approved a share repurchase plan by which up to 25,000,000 shares may be purchased in open market transactions through March 19, 2018. As of April 30, 2016, 16,497,259 shares remain available under the current repurchase authorization. No shares were repurchased during the fourth quarter of fiscal 2016.
Performance Graph
The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 30, 2011, through April 30, 2016, with the cumulative return over the same time period on the same amount invested in the S&P 500 Index and a Peer Group Index, consisting of six companies (including our company) based on the same Standard Industrial Classification Code.* The chart below the graph sets forth the actual numbers depicted on the graph.

	Fiscal Year Ending
	4/30/2011	4/28/2012	4/27/2013	4/26/2014	4/25/2015	4/30/2016
Patterson Companies, Inc.	100.00	99.51	111.53	123.81	148.56	136.30
S&P 500	100.00	105.16	121.27	145.85	169.15	168.63
Peer Group	100.00	97.87	110.43	131.91	158.32	174.96

*
The current composition of SIC Code 5047 – Wholesale – Medical, Dental & Hospital Equipment & Supplies – is as follows: Fuse Medical, Inc., Henry Schein, Inc., Millennium Healthcare, Inc., Owens & Minor, Inc., Cerebain Biotech Corp. and Patterson Companies, Inc.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30, 2016 (4)	April 25, 2015	April 26, 2014(5)	April 27, 2013	April 28, 2012
Statement of Income Data (1):
Net sales	$5,386,703	$3,910,865	$3,585,141	$3,135,215	$3,022,321
Cost of sales	4,063,955	2,850,316	2,566,444	2,138,468	2,060,220
Gross profit	1,322,748	1,060,549	1,018,697	996,747	962,101
Operating expenses	975,035	755,963	724,971	711,532	683,154
Operating income	347,713	304,586	293,726	285,215	278,947
Other expense, net	(46,020)	(30,268)	(32,463)	(33,670)	(28,563)
Income from continuing operations before taxes	301,693	274,318	261,263	251,545	250,384
Income tax expense	116,009	94,235	89,931	86,629	87,524
Net income from continuing operations	185,684	180,083	171,332	164,916	162,860
Net income from discontinued operations	1,500	43,178	29,280	45,356	49,955
Net income	$187,184	$223,261	$200,612	$210,272	$212,815
Diluted earnings per share:
Continuing operations	$1.90	$1.81	$1.69	$1.59	$1.47
Discontinued operations (2)	0.01	0.43	0.28	0.44	0.45
Net diluted earnings per share	$1.91	$2.24	$1.97	$2.03	$1.92
Weighted average shares and potentially dilutive shares outstanding	97,902	99,694	101,643	103,807	110,846
Dividends per common share	$0.90	$0.82	$0.68	$0.58	$0.50
Balance Sheet Data:
Working capital	$918,206	$995,540	$872,254	$912,817	$873,865
Total assets (3)	3,520,804	2,945,248	2,863,191	2,679,862	2,736,889
Total long-term debt (3)	1,022,155	722,542	723,514	723,084	722,521
Stockholders’ equity	1,441,746	1,514,123	1,471,664	1,394,455	1,375,202
See the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(1)
Statement of Income Data has been restated to present the results of Patterson Medical as discontinued operations for all periods presented. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)
Fiscal 2014 includes a pre-tax restructuring charge of $15.4 million, or $0.13 per diluted share on an after-tax basis, related to the Medical Restructuring described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Prior year balances have been revised to reflect the impact of adopting ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(4)
In June 2015, we acquired Animal Health International, Inc. Prior to our acquisition, Animal Health International, Inc. generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. In connection with this acquisition, we incurred pre-tax transaction costs of $13.7 million, or $0.11 per diluted share from continuing operations on an after-tax basis. See Note 4 to the Consolidated Financial Statements for additional information. Also in fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $12.3 million from the repatriation was recorded during fiscal 2016. See Note 13 to the Consolidated Financial Statements for additional information.

(5)
In August 2013, we acquired National Veterinary Services Limited ("NVS"), which had revenues of more than £315 million, or approximately $493 million, in its fiscal year ended June 30, 2013 prior to acquisition. NVS results beginning on the date of the acquisition are included in continuing operations. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Our financial information for fiscal 2016 is summarized in this Management’s Discussion and Analysis and the Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
Through fiscal 2015, Patterson had traditionally operated a specialty distribution business in three markets: dental supply, veterinary supply and rehabilitation supply. In fiscal 2016, we acquired Animal Health International, Inc. and divested our wholly-owned subsidiary Patterson Medical Holdings, Inc. (“Patterson Medical”), the entity through which we operated the rehabilitation supply business. As a result of these two transactions, we now operate in two complementary markets: dental and animal health. While our dental business remains the same, our animal health business now consists of both companion animal and production animal lines of business. We classified the results of operations of Patterson Medical as discontinued operations for all periods presented in the consolidated statements of income. The assets and liabilities of Patterson Medical were reflected as held for sale in the consolidated balance sheets as of April 25, 2015.
Operating margins of the animal health business are considerably lower than the dental business. While operating expenses run at a lower rate in the animal health business, its gross margin is substantially lower due generally to the low margins on the pharmaceutical products that are distributed.
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal years 2014, 2015 and 2016 ended on April 26, 2014, April 25, 2015 and April 30, 2016, respectively. Fiscal years 2014 and 2015 consisted of 52 weeks, while fiscal year 2016 consisted of 53 weeks. Fiscal year 2017 will end on April 29, 2017 and will consist of 52 weeks.
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

The following significant activities occurred in fiscal 2016:
Animal Health International, Inc. Acquisition. In June 2015, we completed the acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. Prior to our acquisition, Animal Health International, Inc. generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. Our acquisition more than doubled the revenue of our legacy animal health business, which was previously focused on the companion animal market. Our animal health business now offers an expanded range of products and services to a broader base of customers in North America and the U.K. During fiscal 2016, we incurred $10.4 million, or $0.11 per diluted share, on an after-tax basis, of transaction costs related to the acquisition of Animal Health International, Inc. See Note 4 to the Consolidated Financial Statements for information regarding the acquisition of Animal Health International, Inc.
Patterson Medical Holdings, Inc. Sale. In August 2015, we sold all of the outstanding shares of common stock of Patterson Medical Holdings, Inc. for $717 million in cash to Madison Dearborn Partners. See Note 5 to the Consolidated Financial Statements for additional information.
Cash Repatriation. In fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $12.3 million from the repatriation was recorded during fiscal 2016. See Note 13 to the Consolidated Financial Statements for additional information.

Results of Operations
The following table summarizes our results from continuing operations as a percent of sales from continuing operations:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.4	72.9	71.6
Gross profit	24.6	27.1	28.4
Operating expenses	18.1	19.3	20.2
Operating income from continuing operations	6.5	7.8	8.2
Other income (expense)	(0.9)	(0.8)	(0.9)
Income from continuing operations before taxes	5.6	7.0	7.3
Income tax expense	2.2	2.4	2.5
Net income from continuing operations	3.4%	4.6%	4.8%
Fiscal 2016 Compared to Fiscal 2015

Continuing Operations

Net Sales. Consolidated net sales in fiscal 2016 were $5,386.7 million, an increase of 37.7% from $3,910.9 million in fiscal 2015. The growth in sales includes a 35.7% contribution from acquisitions and a 1.8% unfavorable impact of changes in foreign currency exchange rates.

Dental segment sales rose 2.5% to $2,476.2 million in fiscal 2016 from $2,415.0 million in fiscal 2015. The growth included a 1.3% unfavorable impact from changes in foreign currency exchange rates. Consumable sales increased 4.5%. Dental equipment and software sales decreased 1.4%, driven by a 1.3% unfavorable impact from changes in foreign currency exchange rates. Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, increased 4.7% in fiscal 2016.
Animal Health segment sales grew 96.5% to $2,862.2 million in fiscal 2016 from $1,456.6 million in fiscal 2015. Our acquisition of Animal Health International, Inc. in fiscal 2016 drove most of the increase in sales, contributing $1,396.1 million in sales in fiscal 2016. Consumables increased 101.4%, driven almost entirely by sales from Animal Health International, Inc. Equipment and software sales increased 7.2%, and other sales increased 17.3%, with both increases driven by organic growth and partially offset by unfavorable impacts from changes in foreign currency exchange rates.
Gross Profit. Consolidated gross profit margin decreased 250 basis points from the prior year to 24.6%. The decrease in gross profit margin was predominantly the result of the inclusion of sales and cost of sales from Animal Health International, Inc. in our results, as that business traditionally has lower gross margins than our historical businesses.

Operating Expenses. Consolidated operating expenses for fiscal 2016 were $975.0 million, a 29.0% increase from the prior year of $756.0 million. Operating expenses mainly increased due to the acquisition of Animal Health International, Inc. and transaction-related costs. The consolidated operating expense ratio of 18.1% decreased 120 basis points from the prior year, primarily due to the acquisition of Animal Health International, Inc., which has a lower operating expense ratio than our other business.

Operating Income from Continuing Operations. Operating income from continuing operations was $347.7 million, or 6.5% of net sales, in fiscal 2016, compared to $304.6 million, or 7.8% of sales, in fiscal 2015. The decrease in operating income as a percent of net sales was mainly due to the inclusion of results of Animal Health International, Inc. and transaction-related costs.

Other Income (Expense), Net. Net other expense was $46.0 million in fiscal 2016, compared to $30.3 million in fiscal 2015. The increase was mainly due to increased interest expense related to the credit agreement entered into in connection with the acquisition of Animal Health International, Inc., including $5.2 million of accelerated debt issuance cost amortization incurred in fiscal 2016 as a result of early repayment of debt.

Income Tax Expense. The effective income tax rate was 38.5% in fiscal 2016 and 34.4% in fiscal 2015. The increase in the rate was primarily due to the current year impact of cash repatriation and the impact of the transaction-related costs incurred related to the acquisition of Animal Health International, Inc.

Net Income and Earnings Per Share from Continuing Operations. Net income from continuing operations increased 3.1% to $185.7 million in fiscal 2016, compared to $180.1 million in the prior year. Earnings per diluted share from continuing operations were $1.90 in fiscal 2016 compared to $1.81 in the prior year. Weighted average diluted shares in fiscal 2016 were 97,902,000 compared to 99,694,000 in the prior year. The decrease in the weighted average shares was primarily due to share repurchase activity. The fiscal 2016 cash dividend was $0.90 per common share compared to $0.82 in the prior year.

Discontinued Operations

Net income from discontinued operations was $1.5 million in fiscal 2016, compared to $43.2 million in fiscal 2015. The decrease was primarily due to there being twelve months of operations in the prior year as compared to less than four months of operations in fiscal 2016, as well as by transaction-related costs related to the sale of Patterson Medical, which reduced income before taxes from discontinued operations by $10.5 million in fiscal 2016 as compared to fiscal 2015.
Fiscal 2015 Compared to Fiscal 2014

Continuing Operations

Net Sales. Consolidated net sales in fiscal 2015 were $3,910.9 million, an increase of 9.1%, from $3,585.1 million in fiscal 2014. The growth in sales includes a 6.1% contribution from acquisitions and a 1.0% unfavorable impact of changes in foreign currency translation rates.
Dental segment sales in fiscal 2015 rose 2.8% to $2,415.0 million from $2,348.4 million in fiscal 2014. The growth included a 0.2% contribution from acquisitions and a 0.8% unfavorable impact from changes in foreign currency translation rates. Consumable sales increased 2.6%. Dental equipment and software sales increased 2.9% in fiscal 2015 to $818.3 million with strong contributions from both basic equipment and technology sales, led by new users of CEREC CAD/CAM systems. Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, increased 3.5% in fiscal 2015.
Animal Health segment sales grew 21.1% to $1,456.6 million in fiscal 2015. The acquisition of NVS in fiscal 2014 was responsible for 17.1 percentage points of such growth over the prior year. Consumables increased 2.9%, equipment and software sales increased 5.5% and other increased 1.5%. We believe that our equipment and technology strategy, which includes enhancing our infrastructure and becoming a national technical service provider, drove the increases in equipment, software and services.

Gross Profit. Consolidated gross profit margin decreased 130 basis points from the prior year to 27.1%. The NVS acquisition accounted for almost all of the basis point decrease, resulting in comparable gross margins being flat year over year for our historical business.

Operating Expenses. The consolidated operating expense ratio of 19.3% decreased 90 basis points from the prior year ratio of 20.2%. The decrease in the operating expense ratio is primarily attributable to the NVS acquisition, as NVS has a lower operating expense ratio as compared to our historical business.

Operating Income from Continuing Operations. Operating income from continuing operations was $304.6 million, or 7.8% of net sales, in fiscal 2015, compared to $293.7 million, or 8.2% of net sales, in fiscal 2014.

Other Income (Expense), Net. Net other expense was $30.3 million in fiscal 2015, a decrease of $2.2 million from the prior year, driven primarily by a reduction in interest expense of $2.0 million.

Income Tax Expense. The effective income tax rate was 34.4% in both fiscal 2015 and fiscal 2014.

Net Income and Earnings Per Share from Continuing Operations. Net income from continuing operations increased 5.1% to $180.1 million in fiscal 2015, compared to $171.3 million in the prior year. The increase is mainly driven by increased sales. Earnings per diluted share from continuing operations were $1.81 in fiscal 2015 compared to $1.69 in the prior year. Weighted average diluted shares in fiscal 2015 were 99,694,000 compared to 101,643,000 in the prior year. The decrease in the weighted average shares was primarily due to share repurchase activity. The fiscal 2015 cash dividend was $0.82 per common share compared to $0.68 in the prior year.

Discontinued Operations

Net income from discontinued operations was $43.2 million in fiscal 2015, compared to $29.3 million in fiscal 2014. The increase was primarily due to restructuring charges that reduced net income by $13.3 million in fiscal 2014.
Liquidity and Capital Resources

Patterson’s operating cash flow has been our principal source of liquidity in the last three fiscal years. During each of these fiscal years, we used our revolving credit facility periodically as a source of liquidity in addition to operating cash flow. Net cash provided by operating activities was $156.3 million in fiscal 2016, compared to $262.7 million in fiscal 2015 and $195.8 million in fiscal 2014. Our cash flows from operating activities are primarily driven by net income from continuing operations, partially offset by uses of cash within discontinued operations of $38.5 million.

Net cash flows used in investing activities were $400.6 million in fiscal 2016, compared to $9.6 million and $283.8 million in fiscal 2015 and 2014, respectively. Capital expenditures were $79.4 million, $60.7 million and $34.0 million in fiscal years 2016, 2015 and 2014, respectively. Significant expenditures in each year included investments in our information technology initiatives. We expect to use a total of approximately $50 million to $70 million for capital expenditures in fiscal 2017, with our main investment in our information technology initiatives. Fiscal 2016 includes the purchase of Animal Health International, Inc. for $1,106.6 million, which was partially offset by the receipt of net cash proceeds of $714.4 million from completion of the sale of Patterson Medical. Fiscal years 2016 and 2015 include the sale of securities of $48.7 million and $40.8 million, respectively. Fiscal 2014 includes cash used for acquisitions of $145.8 million and cash used for purchases of time deposits of $99.7 million.

In June 2015, we entered into a credit agreement (the “Credit Agreement”), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. The Credit Agreement expires in fiscal 2021. Also in June 2015, our previous $300 million credit facility, which was due to expire in December 2016, was terminated and replaced by the revolving line of credit under the Credit Agreement. At April 30, 2016, $317.6 million was outstanding under the unsecured term loan at an interest rate of 1.81%, and $20.0 million was outstanding under our current revolving line of credit at an interest rate of 3.875%. There were no outstanding borrowings under our current or previous revolving lines of credit at April 25, 2015.

In fiscal 2015, we entered into a Note Purchase Agreement, under which we issued fixed rate Senior Notes in an aggregate principal amount of $250.0 million at an interest rate of 3.48% per annum, due March 2025. The proceeds were used to repay $250.0 million of Senior Notes that came due in March 2015. Also in fiscal 2015, a cash payment of $29.0 million was made to settle an interest rate swap. We originally entered into this swap in January 2014 to hedge interest rate fluctuations in anticipation of refinancing the Senior Notes that came due on in March 2015.

Total dividends paid in fiscal years 2016, 2015 and 2014 were $90.6 million, $81.8 million and $85.7 million, respectively. We expect to continue to pay a quarterly cash dividend for the foreseeable future. In addition, during fiscal 2016, we repurchased 4.4 million shares of common stock for $200.0 million. In fiscal 2015, we repurchased 1.2 million shares of common stock for $47.5 million. In fiscal 2014, we repurchased approximately 2.4 million shares of common stock for approximately $96.5 million. Under a share repurchase plan authorized by the Board of Directors in March 2013, Patterson may repurchase up to 25.0 million shares of its common stock. This authorization remains in effect through March 19, 2018. As of April 30, 2016, approximately 16.5 million shares remain available under the current repurchase authorization.

We have $137.5 million in cash and cash equivalents as of April 30, 2016, of which $49.8 million is in foreign bank accounts. See Note 13 to the Consolidated Financial Statements for further information regarding our intention to permanently reinvest these funds. Included in cash and cash equivalents as of April 30, 2016 is $27.2 million of cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. See Note 7 to the Consolidated Financial Statements for further information. We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the next fiscal year.

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

Customer Financing Arrangements

As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under our sponsored program, equipment purchased by customers with strong credit may be financed up to a maximum of $500,000 for any one customer. We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. We currently have two arrangements under which we sell these contracts.

First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. The capacity under the agreement at April 30, 2016 was $575 million.

Second, we also maintain an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. We established another SPE, PDC Funding II, a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive the proceeds of the contracts upon sale. The capacity under the agreement at April 30, 2016 was $100 million.

Our financing business is described in further detail in Note 7 to the Consolidated Financial Statements.
Contractual Obligations
A summary of our contractual obligations as of April 30, 2016 follows (in thousands):

	Payments due by year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt principal	$1,042,625	$16,500	$267,750	$243,375	$515,000
Long-term debt interest	186,959	34,434	58,983	41,598	51,944
Operating leases	72,925	22,891	28,023	15,141	6,870
Total	$1,302,509	$73,825	$354,756	$300,114	$573,814
As of April 30, 2016 our gross liability for uncertain tax positions, including interest and penalties, was $15.0 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.
For a more complete description of our contractual obligations, see Notes 8 and 12 to the Consolidated Financial Statements.
Outlook
For the past several years, we have grown revenue and earnings by: delivering value-added, full-service capabilities; enhancing customer service through technology; further improving operating efficiencies; and expanding both organically and through acquisitions. Patterson’s strategy will remain focused on the initiatives above, as well as our current efforts to broaden our view of our markets and focus on our core strengths in our Dental and Animal Health businesses. We believe this combination of strategies will further optimize our operational platform, expand our growth profile and position Patterson to capitalize on the growth opportunities before us. With strong operating cash flow and available credit capacity, we are confident that we will be able to financially support our future growth.
Asset Management
The following table summarizes our accounts receivable days sales outstanding (“DSO”) and average annual inventory turnover for the past three fiscal years:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
DSO (1)	49	48	46
Inventory turnover	7.1	6.2	7.2
(1)Calculation includes approximately $18 million, $12 million and $7 million as of April 30, 2016, April 25, 2015 and April 26, 2014, respectively, of receivables from finance contracts received from customers related to certain financing promotions.
Foreign Operations

We derive foreign sales from Dental operations in Canada, and Animal Health operations in Canada and the U.K. Fluctuations in currency exchange rates have not significantly impacted earnings, as these fluctuations impact sales, cost of sales and operating expenses. However, changes in exchange rates adversely affected net sales by $69.4 million, $37.1 million, and $12.8 million in fiscal years 2016, 2015 and 2014, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.
Critical Accounting Policies and Estimates
Patterson has adopted various accounting policies to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. Management believes that our policies are conservative and our philosophy is to adopt accounting policies that minimize the risk of adverse events having a material impact on recorded assets and liabilities. However, the preparation of financial statements requires the use of estimates and judgments regarding the realization of assets and the settlement of liabilities based on the information available to management at the time. Changes subsequent to the preparation of the financial statements in economic, technological and competitive conditions may materially impact the recorded values of Patterson’s assets and liabilities. Therefore, the users of the financial statements should read all the notes to the Consolidated Financial Statements and be aware that conditions currently unknown to management may develop in the future. This may require a material adjustment to a recorded asset or liability to consistently apply to our significant accounting principles and policies that are discussed in Note 1 to the Consolidated Financial Statements. The financial performance and condition of Patterson may also be materially impacted by transactions and events that we have not previously experienced and for which we have not been required to establish an accounting policy or adopt a generally accepted accounting principle.
Revenue Recognition – Revenues are generated from the sale of consumable products, equipment, software products and services, technical service parts and labor, freight and delivery charges, and other sources. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and there is reasonable assurance of collection of the sale. Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items. In addition to revenues generated from the distribution of consumable products under conventional arrangements (buy/sell agreements) where the full market value of the product is recorded as revenue, the animal health segment may earn a small amount of commission income for services provided under agency agreements with certain pharmaceutical manufacturers. The services generally consist of detailing the product and taking the customer’s order. The agency agreement contrasts to a buy/sell agreement in that the animal health segment does not purchase and handle the product or bill and collect from the customer in an agency relationship with a vendor.
Consumable product sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point, in which case sales are recorded upon shipment. Commissions under agency agreements are recorded when the services are provided.
Equipment and software product revenues are recognized upon delivery and, if necessary, installation. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Patterson provides financing for select equipment and software sales. Revenue is recorded at the present value of the finance contract, with discount, if any, and interest income recognized over the life of the finance contract as other income, net in our consolidated statement of income. See Note 7 to the Consolidated Financial Statements for more information regarding customer financing.
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
Patterson Advantage Loyalty Program – Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated in January 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 30, 2016, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87% of the maximum potential amount that could be redeemed. We use the redemption recognition method, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
Inventory and Reserves – Inventory consists primarily of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for all inventories, except for foreign inventories and manufactured inventories, which are valued using the first-in, first-out ("FIFO") method. We continually assess the valuation of inventories and reduce the carrying value of those inventories that are obsolete or in excess of forecasted usage to estimated realizable value. Estimates are made of the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.
Goodwill and Other Indefinite-Lived Intangible Assets – Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We have three reporting units as of April 30, 2016, which are the same as our reportable segments. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.
We evaluate goodwill at least annually. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test. In fiscal 2016, we determined it was appropriate to perform a two-step impairment test.
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
In the fourth quarter of fiscal 2016, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment and that none of our reporting units are at risk of failing step 1.
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
Valuation allowances are established for deferred tax assets if, after assessment of available positive and negative evidence, it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance reflected in the footnote disclosure relates primarily to foreign tax credit carryovers generated in fiscal 2016.
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
Stock-based Compensation – We recognize stock-based compensation based on certain assumptions including inputs within valuation models, estimated forfeitures and estimated performance outcomes. These assumptions require subjective judgment and changes in the assumptions can materially affect fair value estimates. Management assesses the assumptions and methodologies used to estimate forfeitures and to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination or estimates of forfeitures. If factors change and we employ different assumptions, the amount of compensation expense associated with stock-based compensation may differ significantly from what was recorded in the current period.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are exposed to market risk consisting of foreign currency rate fluctuations and changes in interest rates.
Patterson is exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although Patterson is not currently involved with foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have reduced fiscal 2016 net sales by approximately $84 million. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. Patterson estimates that if foreign currency exchange rates changed by 10% during the year, the annual impact would have been approximate $3 million to earnings before income taxes.
During fiscal 2016, we entered into the Credit Agreement under which the lenders provided Patterson with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. Interest on borrowings under the Credit Agreement is variable. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in the LIBOR rate would have a $3.2 million impact on our income from continuing operations before taxes on an annualized basis.
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

We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Animal Health International, Inc., which is included in the fiscal 2016 consolidated financial statements of Patterson Companies, Inc. and constituted $1,432 million of total assets, as of April 30, 2016 and $1,396 million and $37 million of revenues and operating income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Patterson Companies, Inc. also did not include an evaluation of the internal control over financial reporting of Animal Health International, Inc.
In our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patterson Companies, Inc. as of April 30, 2016 and April 25, 2015, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2016, and our report dated June 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. as of April 30, 2016 and April 25, 2015, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 30, 2016 and April 25, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patterson Companies, Inc.’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 29, 2016

PATTERSON COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 30, 2016	April 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$137,453	$347,260
Short-term investments	—	53,372
Receivables, net of allowance for doubtful accounts of $12,008 and $7,678	796,693	586,263
Inventory	722,140	408,422
Prepaid expenses and other current assets	91,255	59,561
Current assets held for sale	—	118,347
Total current assets	1,747,541	1,573,225
Property and equipment, net	293,315	204,133
Long-term receivables, net	88,248	71,686
Goodwill	816,592	299,924
Identifiable intangibles, net	509,297	125,025
Other non-current assets	65,811	35,461
Long-term assets held for sale	—	635,794
Total assets	$3,520,804	$2,945,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566,253	$323,294
Accrued payroll expense	75,448	72,464
Other accrued liabilities	151,134	142,611
Current maturities of long-term debt	16,500	—
Borrowings on revolving credit	20,000	—
Current liabilities held for sale	—	39,316
Total current liabilities	829,335	577,685
Long-term debt	1,022,155	722,542
Deferred income taxes	206,896	41,413
Other non-current liabilities	20,672	40,071
Long-term liabilities held for sale	—	49,414
Total liabilities	2,079,058	1,431,125
Stockholders’ equity:
Common stock, $.01 par value: 600,000 shares authorized; 99,107 and 103,278 shares issued and outstanding	991	1,033
Additional paid-in capital	48,477	21,026
Accumulated other comprehensive income (loss)	(67,964)	(60,346)
Retained earnings	1,529,158	1,630,148
Unearned ESOP shares	(68,916)	(77,738)
Total stockholders’ equity	1,441,746	1,514,123
Total liabilities and stockholders’ equity	$3,520,804	$2,945,248
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Net sales	$5,386,703	$3,910,865	$3,585,141
Cost of sales	4,063,955	2,850,316	2,566,444
Gross profit	1,322,748	1,060,549	1,018,697
Operating expenses	975,035	755,963	724,971
Operating income from continuing operations	347,713	304,586	293,726
Other income (expense):
Other income, net	4,045	3,425	3,250
Interest expense	(50,065)	(33,693)	(35,713)
Income from continuing operations before taxes	301,693	274,318	261,263
Income tax expense	116,009	94,235	89,931
Net income from continuing operations	185,684	180,083	171,332
Net income from discontinued operations	1,500	43,178	29,280
Net income	$187,184	$223,261	$200,612
Basic earnings per share:
Continuing operations	$1.91	$1.82	$1.70
Discontinued operations	0.02	0.44	0.29
Net basic earnings per share	$1.93	$2.26	$1.99
Diluted earnings per share:
Continuing operations	$1.90	$1.81	$1.69
Discontinued operations	0.01	0.43	0.28
Net diluted earnings per share	$1.91	$2.24	$1.97
Weighted average shares:
Basic	97,222	98,989	100,727
Diluted	97,902	99,694	101,643
Dividends declared per common share	$0.90	$0.82	$0.68
Comprehensive income
Net income	$187,184	$223,261	$200,612
Foreign currency translation gain (loss)	(9,552)	(73,271)	6,059
Cash flow hedges, net of tax	1,934	(12,445)	(5,854)
Comprehensive income	$179,566	$137,545	$200,817
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Unearned ESOP Shares	Total
	Number	Amount
Balance at April 27, 2013	105,570	$1,056	$—	$25,165	$1,463,358	$(95,124)	$1,394,455
Foreign currency translation	—	—	—	6,059	—	—	6,059
Cash flow hedges	—	—	—	(5,854)	—	—	(5,854)
Net income	—	—	—	—	200,612	—	200,612
Dividends declared	—	—	—	—	(72,413)	—	(72,413)
Common stock issued and related tax benefits	749	7	27,461	—	—	—	27,468
Repurchase of common stock	(2,354)	(23)	(36,104)	—	(60,359)	—	(96,486)
Stock based compensation	—	—	8,643	—	—	—	8,643
ESOP activity	—	—	—	—	—	9,180	9,180
Balance at April 26, 2014	103,965	1,040	—	25,370	1,531,198	(85,944)	1,471,664
Foreign currency translation	—	—	—	(73,271)	—	—	(73,271)
Cash flow hedges	—	—	—	(12,445)	—	—	(12,445)
Net income	—	—	—	—	223,261	—	223,261
Dividends declared	—	—	—	—	(82,531)	—	(82,531)
Common stock issued and related tax benefits	507	5	11,331	—	—	—	11,336
Repurchase of common stock	(1,194)	(12)	(5,747)	—	(41,780)	—	(47,539)
Stock based compensation	—	—	15,442	—	—	—	15,442
ESOP activity	—	—	—	—	—	8,206	8,206
Balance at April 25, 2015	103,278	1,033	21,026	(60,346)	1,630,148	(77,738)	1,514,123
Foreign currency translation	—	—	—	(9,552)	—	—	(9,552)
Cash flow hedges	—	—	—	1,934	—	—	1,934
Net income	—	—	—	—	187,184	—	187,184
Dividends declared	—	—	—	—	(88,218)	—	(88,218)
Common stock issued and related tax benefits	208	2	12,875	—	—	—	12,877
Repurchase of common stock	(4,379)	(44)	—	—	(199,956)	—	(200,000)
Stock based compensation	—	—	14,576	—	—	—	14,576
ESOP activity	—	—	—	—	—	8,822	8,822
Balance at April 30, 2016	99,107	$991	$48,477	$(67,964)	$1,529,158	$(68,916)	$1,441,746
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Operating activities:
Net income	$187,184	$223,261	$200,612
Net income from discontinued operations	1,500	43,178	29,280
Net income from continuing operations	185,684	180,083	171,332
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	34,315	23,768	23,843
Amortization	48,068	20,755	18,603
Bad debt expense	8,246	2,546	2,544
Non-cash employee compensation	28,851	23,070	16,932
Accelerated amortization of debt issuance costs on early retirement of debt	5,153	—	—
Excess tax benefits from stock-based compensation	(2,656)	(255)	(1,290)
Deferred income taxes	(16,034)	460	5,533
Change in assets and liabilities net of acquired:
Receivables	(57,249)	(40,696)	(49,784)
Inventory	(118,351)	(21,754)	(41,501)
Accounts payable	119,690	10,286	13,828
Accrued liabilities	(4,055)	42,555	15,828
Long term receivables	(38,882)	814	(5,108)
Other changes from operating activities, net	2,093	(36,568)	(22,543)
Net cash provided by operating activities- continuing operations	194,873	205,064	148,217
Net cash provided by (used in) operating activities- discontinued operations	(38,544)	57,627	47,619
Net cash provided by operating activities	156,329	262,691	195,836
Investing activities:
Additions to property and equipment	(79,354)	(60,662)	(34,041)
Acquisitions and equity investments, net of cash assumed	(1,106,583)	(10,515)	(145,815)
Proceeds from sale of securities	48,744	40,775	—
Purchase of investments	—	(543)	(99,672)
Other investing activities	22,320	18,035	(4,436)
Net cash used in investing activities- continuing operations	(1,114,873)	(12,910)	(283,964)
Net cash provided by investing activities- discontinued operations	714,239	3,311	200
Net cash used in investing activities	(400,634)	(9,599)	(283,764)
Financing activities:
Dividends paid	(90,597)	(81,760)	(85,657)
Repurchases of common stock	(200,000)	(47,539)	(96,486)
Proceeds from issuance of long-term debt	1,000,000	250,000	—
Debt issuance costs	(11,600)	—	—
Retirement of long-term debt	(682,375)	(250,000)	—
Settlement of swap	—	(29,003)	—
Draw on revolver	20,000	—	—
Common stock issued, net	4,825	7,300	20,217
ESOP activity	(133)	(188)	435
Excess tax benefits from stock-based compensation	2,749	255	1,290
Net cash provided by (used in) financing activities	42,869	(150,935)	(160,201)
Effect of exchange rate changes on cash	(8,371)	(19,805)	7,809
Net increase (decrease) in cash and cash equivalents	(209,807)	82,352	(240,320)
Cash and cash equivalents at beginning of period	347,260	264,908	505,228
Cash and cash equivalents at end of period	$137,453	$347,260	$264,908
Supplemental disclosures:
Income taxes paid	$151,662	$110,909	$108,374
Interest paid	37,883	34,076	34,933
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016
(Dollars, except per share amounts, and shares in thousands)
1. Summary of Significant Accounting Policies
Description of Business
Patterson Companies, Inc. (referred to herein as “Patterson” or in the first person notations “we,” “our,” and “us”) is a value-added specialty distributor serving the U.S. and Canadian dental supply and the U.S., Canadian and U.K. animal health supply markets. Patterson has three reportable segments: Dental, Animal Health and Corporate.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal years 2014, 2015 and 2016 ended on April 26, 2014, April 25, 2015 and April 30, 2016, respectively. Fiscal years 2014 and 2015 consisted of 52 weeks, while fiscal year 2016 consisted of 53 weeks. Fiscal year 2017 will end on April 29, 2017 and will consist of 52 weeks.
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
Inventory
Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for all inventories, except for foreign inventories, which are valued using the first-in, first-out ("FIFO") method. Inventories valued at LIFO represent 84% and 79% of total inventories at April 30, 2016 and April 25, 2015, respectively.
The accumulated LIFO reserve was $76,501 at April 30, 2016 and $73,381 at April 25, 2015. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.
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

Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We have three reporting units as of April 30, 2016, which are the same as our reportable segments. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.
We evaluate goodwill at least annually. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test. In fiscal 2016, we determined it was appropriate to perform a two-step impairment test.
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
In the fourth quarter of fiscal 2016, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment and that none of our reporting units are at risk of failing step 1.
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
Financial Instruments
We account for derivative financial instruments under the provisions of Accounting Standards Codification ("ASC") Topic 815, “Derivatives and Hedging.” Our use of derivative financial instruments is generally limited to managing well-defined interest rate risks. We do not use financial instruments or derivatives for any trading purposes.
Revenue Recognition
Revenues are generated from the sale of consumable products, equipment, software products and services, technical service parts and labor, freight and delivery charges, and other sources. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and there is reasonable assurance of collection of the sale. Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items. In addition to revenues generated from the distribution of consumable products under conventional arrangements (buy/sell agreements) where the full market value of the product is recorded as revenue, the animal health segment may earn a small amount of commission income for services provided under agency agreements with certain pharmaceutical manufacturers. The services generally consist of detailing the product and taking the customer’s order. The agency agreement contrasts to a buy/sell agreement in that the animal health segment does not purchase and handle the product or bill and collect from the customer in an agency relationship with a vendor.
Consumable product sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point, in which case sales are recorded upon shipment. Commissions under agency agreements are recorded when the services are provided.
Equipment and software product revenues are recognized upon delivery and, if necessary, installation. In those circumstances where terms of the sale are FOB shipping point, revenues are recognized when products are transferred to the shipping carrier. Revenue derived from post contract customer support for software is deferred and recognized ratably over the period in which the support is provided. Patterson provides financing for select equipment and software sales. Revenue is recorded at the present value of the finance contract, with discount, if any, and interest income recognized over the life of the finance contract as other income, net in our consolidated statement of income. See Note 7 for more information regarding customer financing.
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
Patterson has a relatively large, dispersed customer base and no single customer accounts for more than 10% of consolidated net sales. In addition, the equipment sold to customers under finance contracts generally serves as collateral for the contract and the customer provides a personal guarantee as well.
Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales tax.
Patterson Advantage Loyalty Program
The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program are recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 30, 2016, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87% of the maximum potential amount that could be redeemed. We use the redemption recognition method and we recognize the estimated value of unused Advantage dollars as a percentage of Patterson Advantage dollars earned. Breakage recognized was immaterial to all periods presented.
Freight and Delivery Charges
Freight and delivery charges are included in cost of sales in the consolidated statements of income.
Advertising
We expense all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $12,113, $10,181 and $10,471 for fiscal years 2016, 2015 and 2014, respectively. There were no deferred direct-marketing expenses included in the consolidated balance sheets as of April 30, 2016 and April 25, 2015.
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
Employee Stock Ownership Plan ("ESOP")
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
Stock-based Compensation
We recognize stock-based compensation expense based on estimated grant date fair values. The grant date fair value of stock options and stock purchases made through our Employee Stock Purchase Plan and our Capital Accumulation Plan are estimated using the Black-Scholes option pricing valuation model. The grant date fair value of performance stock units that vest upon meeting certain market conditions is estimated using the Monte Carlo valuation model. These valuations require estimates to be made including expected stock price volatility which considers historical volatility trends, implied future volatility based on certain traded options and other factors. We estimate the expected life of awards based on several factors, including types of participants, vesting schedules, contractual terms and various factors surrounding exercise behavior of different groups.
The grant date fair value of time-based restricted stock awards and restricted stock units is calculated based on the closing price of our common stock on the date of grant.
Compensation expense for all share-based payment awards is recognized over the requisite service period (or to the date a participant becomes eligible for retirement, if earlier) for awards that are expected to vest.
Comprehensive Income
Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense (benefit) related to cash flow hedge losses was $883, $(10,843) and $0 for the fiscal years ended April 30, 2016, April 25, 2015 and April 26, 2014, respectively.
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

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Denominator
Denominator for basic earnings per share – weighted average shares	97,222	98,989	100,727
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	680	705	916
Denominator for diluted earnings per share – adjusted weighted average shares	97,902	99,694	101,643
Potentially dilutive securities representing 765, 147 and 39 shares for fiscal years 2016, 2015 and 2014, respectively, were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively.
This ASU supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. We are evaluating the impact of adopting this pronouncement.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs (Topic 835-30)." This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, which clarified that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. We early adopted ASU 2015-03 in the fourth quarter of fiscal year 2016 and reclassified $3,970 and $2,458 of debt issuance costs as a direct deduction to our long term debt at April 30, 2016 and April 25, 2015, respectively.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory measured using any method other than LIFO or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. We are required to adopt the new pronouncement in the first quarter of fiscal 2018, and plan to do so at that time. Early adoption is permitted. We are evaluating the effect of adopting this pronouncement, but do not, at this time, anticipate a material impact to our financial statements once implemented.
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
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Income Taxes.” This ASU eliminates the requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. This ASU requires that deferred tax liabilities and assets be classified as non-current in the classified balance sheet. We early adopted the ASU in the fourth quarter of 2016 with a prospective application and prior period amounts were not reclassified. The ASU did not have a material impact on our financial statements.
In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. We are required to adopt the ASU in the first quarter of fiscal 2019, with early adoption permitted. We are evaluating the impact of adopting this pronouncement.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The ASU also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. We are required to adopt the new pronouncement in the first quarter of fiscal 2018. We are evaluating the impact of adopting this pronouncement.

2. Cash and Cash Equivalents
At April 30, 2016 and April 25, 2015, cash and cash equivalents consisted of the following:

	April 30, 2016	April 25, 2015
Cash on hand	$122,844	$256,691
Money market funds	14,609	90,569
Total	$137,453	$347,260
Cash on hand is generally in interest earning accounts.

3. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for each of our reportable segments for the fiscal year ended April 30, 2016 are as follows:

	Balance at April 25, 2015	Acquisition Activity and Divestitures	Other Activity	Balance at April 30, 2016
Dental	$139,449	$—	$(320)	$139,129
Animal Health	160,475	517,965	(977)	677,463
Corporate	—	—	—	—
Total	$299,924	$517,965	$(1,297)	$816,592
The increase in the acquisition activity column reflects the purchase price allocation for the acquisition of Animal Health International, Inc. The other activity column is comprised primarily of the impact from foreign currency translation.
Balances of other intangible assets, excluding goodwill, are as follows:

	April 30, 2016	April 25, 2015
Unamortized – indefinite lived:
Copyrights, trade names and trademarks	$29,900	$17,600
Amortized:
Distribution agreement, customer lists and other	641,236	221,359
Less: Accumulated amortization	(161,839)	(113,934)
Net amortized intangible assets	479,397	107,425
Total identifiable intangible assets, net	$509,297	$125,025
In 2006, we extended our exclusive North American distribution agreement with Dentsply Sirona, Inc. (“Sirona”), for Sirona’s CEREC dental restorative system. We paid a $100,000 distribution fee to extend the agreement for a 10-year period that began in October 2007, which is included in identifiable intangibles, net in the consolidated balance sheet. The amortization of the distribution agreement fee is recorded over the expected life, with amortization based on estimates of the pattern in which the economic benefits of the fee are expected to be realized, consisting primarily of revenues generated from the sale of CEREC dental restorative systems. Amortization expense in any year may differ significantly from other years. In fiscal 2013, we expanded our exclusive distribution relationship with Sirona to add Sirona imaging products to our exclusive offerings, as well as add mechanisms to adjust the exclusivity term depending on performance. No additional monies were exchanged as part of this expanded relationship. This is not a “take-or-pay” contract.
With respect to the amortized intangible assets, future amortization expense is expected to approximate $52,911, $51,568, $49,597, $38,040 and $35,107 for fiscal years 2017, 2018, 2019, 2020 and 2021, respectively. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, actual revenues generated from the sale of CEREC dental restorative systems, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.
4. Acquisitions
During our first fiscal quarter of 2016, we completed the acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. This acquisition more than doubled the revenue previously attributable to our animal health business, which was previously focused on the companion animal health market. Our animal health business now offers an expanded range of products and services to a broader base of customers in North America and the

U.K. Under terms of the merger agreement, we acquired all of Animal Health International, Inc.’s stock for $1,106,583 in cash, net of cash assumed.
In connection with the acquisition, we entered into a credit agreement consisting of a $1,000,000 unsecured term loan and a $500,000 unsecured cash flow revolving line of credit, described further in Note 8 to the Consolidated Financial Statements.
The acquisition has been accounted for in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. A valuation of the assets and liabilities from the business acquisition was performed utilizing cost, income and market approaches resulting in $588,618 allocated to identifiable net assets.
The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed related to the acquisition, as of the acquisition date:

Total purchase price consideration	$1,106,583
Receivables	$161,427
Inventory	195,367
Prepaid expenses and other current assets	35,320
Property and equipment	47,405
Identifiable intangibles	434,300
Other long-term assets	38,300
Total assets acquired	912,119
Accounts payable	122,129
Accrued liabilities and other current liabilities	21,227
Deferred tax liability	180,145
Total liabilities assumed	323,501
Identifiable net assets acquired	588,618
Goodwill	517,965
Net assets acquired	$1,106,583
As a result of recording the stepped up fair market basis for GAAP purposes, but receiving primarily carryover basis for tax purposes in the acquisition, we recorded a deferred tax liability of $180,145.
The goodwill of $517,965 resulting from the acquisition reflects the excess of our purchase price over the fair value of the net assets acquired. The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, cost synergies, and the potential to integrate and expand existing product lines. We allocated all of the goodwill to our Animal Health reporting segment. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.
Revenues of $1,396,118 and operating income of $37,230 attributable to the acquisition are included in our consolidated statement of income for the fiscal year ended April 30, 2016. Included in operating income for the fiscal year ended April 30, 2016 is amortization expense of $28,112 related to the identifiable intangible assets acquired in the transaction.
The following summarizes the intangible assets acquired, excluding goodwill. Intangible assets are amortized using methods that approximate the pattern of economic benefit provided by the utilization of the assets.

	Gross Carrying Value	Weighted Average Life (years)
Unamortized – indefinite lived:
Trade names	$12,300	indefinite
Amortized:
Customer relationships	291,900	15.0
Trade names	111,400	10.0
Developed technology and other	18,700	12.2
Total amortized intangible assets	422,000	13.6
Total identifiable intangible assets	$434,300
The following unaudited pro forma financial results for the combined results of Patterson and Animal Health International, Inc. for the fiscal years ended April 30, 2016 and April 25, 2015 assume the acquisition occurred on April 27, 2014. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed as of April 27, 2014, nor are they indicative of future results of operations.

	Fiscal Years Ended
	April 30, 2016	April 25, 2015
Pro forma net sales	$5,579,739	$5,452,056
Pro forma net income from continuing operations	193,794	176,744
Pro forma net income from continuing operations for the fiscal year ended April 30, 2016 includes $12,300 of income tax expense related to the repatriation of foreign earnings, described further in Note 13 to the Consolidated Financial Statements.
In August 2013, we completed the acquisition of all the outstanding stock of National Veterinary Services Limited (“NVS”) from Dechra Pharmaceuticals, PLC. NVS is the largest veterinary products distributor in the U.K. Total cash consideration paid for NVS was $142,693. Operating results for this acquisition are included in the Animal Health reporting segment. The acquisition contributed net sales of $419,340 to the segment during fiscal year 2014.
A listing of acquisitions completed during the periods covered by these financial statements is presented below. We acquired 100% of all companies listed.

Entity	Segment
Fiscal 2016:
Animal Health International, Inc.	Animal Health
Fiscal 2015:
Holt Dental Supply	Dental
C.A.P.L. Limited and Abbey Veterinary Services	Animal Health
Fiscal 2014:
Mercer Mastery	Dental
National Veterinary Services Limited	Animal Health

5. Discontinued Operations
In August 2015, we sold all of the outstanding shares of common stock of Patterson Medical Holdings, Inc., our wholly owned subsidiary responsible for our rehabilitation supply business known as Patterson Medical (“Patterson Medical”), for $716,886 in cash to Madison Dearborn Partners. As additional consideration for the shares of Patterson Medical, we obtained a number of common units of the parent company of the buyer equal to 10% of the common units outstanding at closing. Unlike the other common units, these units will only become entitled to begin participating in distributions to the common unit holders at such time, if any, as the Madison Dearborn Partners’ investor cash inflows equal or exceed 2.5 times the Madison Dearborn Partners’ investor cash outflows. These units are non-transferable. We recorded a pre-tax gain of $24,328 on the sale of Patterson Medical during the fiscal year ended April 30, 2016 within discontinued operations in the consolidated statements of income.

In connection with the above described transaction, we also entered into a transition services agreement with our former subsidiary, pursuant to which Patterson Medical, as owned by Madison Dearborn Partners, is paying us to provide, among other things, certain information technology, distribution, facilities, finance, tax and treasury, and human resources services for up to 24 months after closing.
As of April 30, 2016, we classified Patterson Medical’s results of operations as discontinued operations for all periods presented in the consolidated statements of income. The assets and liabilities of Patterson Medical were reflected as held for sale in the consolidated balance sheet as of April 25, 2015. The operations and cash flows of Patterson Medical have been eliminated from our continuing operations, which were previously recorded as the rehabilitation supply reportable segment.
The following summarizes the assets and liabilities of Patterson Medical as of April 25, 2015:

April 25, 2015
Assets held for sale
Receivables, net of allowance for doubtful accounts	$57,876
Inventory	48,265
Prepaid expenses and other current assets	12,206
Property and equipment, net	22,672
Goodwill	537,175
Identifiable intangibles, net	74,804
Other long-term assets	1,143
Total assets held for sale	$754,141
Liabilities held for sale
Accounts payable	$26,341
Accrued liabilities and other current liabilities	12,975
Long-term liabilities	49,414
Total liabilities held for sale	$88,730
The following summarizes the results of operations of our discontinued Patterson Medical operations for the periods presented:

	Fiscal Year Ended
	April 30, 2016 (a)	April 25, 2015	April 26, 2014
Net sales	$168,504	$464,155	$478,574
Cost of sales	107,359	286,498	298,993
Operating expenses	54,954	108,816	127,551
Gain on sale	(24,328)	—	—
Other expense	150	488	381
Income before taxes	30,369	68,353	51,649
Income tax expense	28,869	25,175	22,369
Net income from discontinued operations	$1,500	$43,178	$29,280

(a)	Includes activity up until the sale date of August 28, 2015.

Operating expenses for the fiscal year ended April 30, 2016 include professional fees of $13,692 incurred in connection with the sale of Patterson Medical. Depreciation and amortization were ceased during the fiscal year ended April 30, 2016 in accordance with accounting for discontinued operations. Income taxes have been allocated to Patterson Medical based on the accounting requirements for presenting discontinued operations. Income taxes as a percent of income before taxes for the fiscal year ended April 30, 2016 are higher than in the prior periods as a result of the requirement to calculate the tax due on the sale of Patterson Medical including certain basis differences that were appropriately not previously recognized for financial reporting purposes.

6. Property and Equipment

Property and equipment consisted of the following items:

	April 30, 2016	April 25, 2015
Land	$11,585	$10,390
Buildings	111,386	109,064
Leasehold improvements	26,291	17,905
Furniture and equipment	169,110	130,348
Computer hardware and software	141,727	115,580
Construction-in-progress (1)	95,450	51,800
	555,549	435,087
Accumulated depreciation	(262,234)	(230,954)
Property and equipment, net	$293,315	$204,133
(1)Includes $88,696 and $43,601 of capitalized software as of April 30, 2016 and April 25, 2015, respectively.

7. Customer Financing

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

First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. At least 9% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement. The capacity under the agreement at April 30, 2016 was $575,000.

Second, we also maintain an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. We established another SPE, PDC Funding II, a consolidated, wholly owned subsidiary, which sells financing contracts to the bank. We receive the proceeds of the contracts upon sale. At least 10% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement. The capacity under the agreement at April 30, 2016 was $100,000.

We retain servicing responsibilities under both agreements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.

The portion of the purchase price for the receivables held by the conduits is a deferred purchase price receivable, which is paid to the SPE as payments on the receivables are collected from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a gain on sale of the related receivables and recorded in net sales in the consolidated statements of income. Expenses incurred related to customer financing activities were recorded in operating expenses in our consolidated statements of income.
During fiscal 2016, 2015 and 2014, we sold $359,646, $312,303 and $282,698, respectively, of contracts under these arrangements to outside institutions. We recorded net sales in the consolidated statements of income of $30,123, $21,668 and $15,865 during fiscal 2016, 2015 and 2014, respectively, related to these contracts sold.
Included in cash and cash equivalents in the consolidated balance sheets are $27,186 and $29,863 as of April 30, 2016 and April 25, 2015, respectively, which represent cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. Included in current receivables in the consolidated balance sheets are $87,406, net of unearned income of $1,768, and $88,470, net of unearned income of $4,197, as of April 30, 2016 and April 25, 2015, respectively, of finance contracts we have not yet sold. A total of $600,961 of finance contracts receivable sold under the agreements was outstanding at April 30, 2016. The deferred purchase price under the arrangements was $108,837 and $89,588 as of April 30, 2016 and April 25, 2015, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The agreements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at April 30, 2016.
8. Debt

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs (Topic 835-30)." This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We have adopted ASU 2015-03 in the fourth quarter of fiscal 2016 and reclassified $3,970 and $2,458 of debt issuance costs from other non-current assets to long-term debt in our consolidated balance sheets as of April 30, 2016 and April 25, 2015, respectively.
Our long-term debt consists of the following:

		Carrying Value
	Interest Rate	April 30, 2016	April 25, 2015
Senior notes due fiscal 2018 [1]	5.75%	$150,000	$150,000
Senior notes due fiscal 2019 [2]	2.95%	60,000	60,000
Senior notes due fiscal 2022 [2]	3.59%	165,000	165,000
Senior notes due fiscal 2024 [2]	3.74%	100,000	100,000
Senior notes due fiscal 2025 [3]	3.48%	250,000	250,000
Term loan due fiscal 2021 [4]	1.81%	317,625	—
Less: Deferred debt issuance costs		(3,970)	(2,458)
Total debt		1,038,655	722,542
Less: Current maturities of long-term debt		(16,500)	—
Long-term debt		$1,022,155	$722,542

1.	Issued in March 2008.

2.	Issued in December 2011.

3.	Issued in March 2015.

4.	Issued in June 2015. Interest rate is LIBOR plus 1.375% as of April 30, 2016.

Expected future principal payments for our long-term debt are as follows as of April 30, 2016:

Fiscal Year
2017	$16,500
2018	174,750
2019	93,000
2020	33,000
2021	210,375
Thereafter	515,000
Total	$1,042,625
In June 2015, we entered into a credit agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU"), as administrative agent, and Bank of America, N.A., as syndication agent (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders provided us with senior unsecured lending facilities of up to $1,500,000, consisting of a $1,000,000 unsecured term loan and a $500,000 unsecured revolving line of credit. Interest on borrowings under the Credit Agreement is variable and is determined at our option as LIBOR plus a spread, which can range from 1.125% to 2.000%, or the BTMU prime rate plus a spread, which can range from 0.125% to 1.000%. These spreads, as well as a commitment fee on the unused portion of the facility, are based on our leverage ratio, as defined in the Credit Agreement. The term loan and revolving credit facilities will mature no later than June 2020.

Upon certain significant asset dispositions, we agreed to use proceeds from such dispositions to effect prepayment of outstanding loan balances under the Credit Agreement. On August 28, 2015, we completed the sale of Patterson Medical, as described further in Note 5 to the Consolidated Financial Statements. As a result of this sale, $670,000 was repaid on the original outstanding $1,000,000 unsecured term loan. We recorded $5,153 of accelerated debt issuance cost amortization within interest expense concurrent with this early repayment of debt. Additionally, principal payments of $12,375 were made during the fiscal year ended April 30, 2016. As of April 30, 2016, $317,625 was outstanding under the unsecured term loan at an interest rate of 1.81%.
In June 2015, our previous $300,000 credit facility, which was due to expire in December 2016, was terminated and replaced by the revolving line of credit under the Credit Agreement. As of April 30, 2016, $20,000 was outstanding under our current revolving line of credit at an interest rate of 3.875%. There were no outstanding borrowings under the previous facility at April 25, 2015.
We are subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We met the covenants under our debt agreements as of April 30, 2016.

9. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements. These interest rate cap agreements are not designated for hedge accounting treatment and were entered into to fulfill certain covenants of an equipment finance contracts sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On November 24, 2015, this sale agreement was amended on terms generally consistent with the expiring agreement. The interest rate cap agreements provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.

The interest rate cap agreements are canceled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 30, 2016, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of November 2023. We sold an identical interest rate cap to the same bank.
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
In March 2008 we entered into two forward starting interest rate swap agreements, each with notional amounts of $100,000 and accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the issuance of the senior notes due fiscal 2015 and fiscal 2018. Upon issuance of the hedged debt, we settled the forward starting interest rate swap agreements and recorded a $1,000 increase, net of income taxes, to other comprehensive income (loss), which is being amortized as a reduction to interest expense over the life of the related debt.
In January 2014 we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for as a cash flow hedge, to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015 with a loan for $250,000 and a term of ten years. This note was repaid on March 25, 2015 and replaced with new $250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount is recorded in other comprehensive income (loss), net of tax, and will be recognized as interest expense over the life of the related debt.
The following presents the fair value of derivative instruments included in the consolidated balance sheets:

Derivative type	Classification	April 30, 2016	April 25, 2015
Assets:
Interest rate contracts	Other non-current assets	$816	$1,255
Liabilities:
Interest rate contracts	Other non-current liabilities	$816	$1,255
The following tables present the pre-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income and other comprehensive income ("OCI"):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Fiscal Year Ended
Derivatives in cash flow hedging relationships	April 30, 2016	April 25, 2015	April 26, 2014
Interest rate swap	$—	$(23,343)	$(5,660)

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Fiscal Year Ended
Derivatives in cash flow hedging relationships	Income statement location	April 30, 2016	April 25, 2015	April 26, 2014
Interest rate swap	Interest expense	$(2,817)	$(56)	$194
We recorded no ineffectiveness during fiscal 2016, 2015 or 2014. As of April 30, 2016, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,809, which will be recorded as an increase to interest expense.
10. Fair Value Measurements
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

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	April 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,609	$14,609	$—	$—
Deferred purchase price receivable	108,837	—	—	108,837
Derivative instruments	816	—	816	—
Total assets	$124,262	$14,609	$816	$108,837
Liabilities:
Derivative instruments	$816	$—	$816	$—

	April 25, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$90,569	$90,569	$—	$—
Deferred purchase price receivable	89,588	—	—	89,588
Derivative instruments	1,255	—	1,255	—
Total assets	$181,412	$90,569	$1,255	$89,588
Liabilities:
Derivative instruments	$1,255	$—	$1,255	$—
Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.
Deferred purchase price receivable – We value the deferred purchase price receivable based on a discounted cash flow analysis using unobservable inputs, which include a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
Derivative instruments – Patterson’s derivative instruments consist of interest rate contracts and interest rate swaps. These instruments are valued using inputs such as interest rates and credit spreads.
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets in fiscal years 2016, 2015 or 2014.
Our debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 30, 2016 and April 25, 2015 was $1,064,752 and $746,685, respectively, as compared to a carrying value of $1,038,655 and $722,542 at April 30, 2016 and April 25, 2015, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e. level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 30, 2016 and April 25, 2015.
11. Securities
On October 25, 2013, we invested in three time deposits with total principal of $110,000 Canadian. On October 24, 2014, time deposits with a principal value of $45,000 Canadian matured with a value of $45,436 Canadian. The remaining time deposits with a principal value of $65,000 Canadian matured on October 28, 2015 with a value of $67,031 Canadian. Our time deposit securities were classified as held-to-maturity securities as of April 25, 2015, as we had both the intent and ability to hold them until maturity. As of April 25, 2015, these securities had a carrying value of $53,372 and were recorded in the consolidated balance sheet as short-term investments. They were carried at cost, adjusted for accrued interest and amortization. The carrying value was not materially different than fair value. The fair value was determined based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which included a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not have resulted in a materially lower fair value estimate. The interrelationship between these inputs was insignificant.

12. Lease Commitments
Patterson leases facilities for its branch office locations, a few small distribution facilities, and certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows at April 30, 2016:

2017	$22,891
2018	16,620
2019	11,403
2020	8,777
2021	6,364
Thereafter	6,870
Total	$72,925
Rent expense was $23,315, $16,909 and $16,410 for the years ended April 30, 2016, April 25, 2015 and April 26, 2014, respectively.
13. Income Taxes

The components of income from continuing operations before taxes are as follows:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Income from continuing operations before taxes
United States	$270,501	$235,421	$230,486
International	31,192	38,897	30,777
Total	$301,693	$274,318	$261,263

Significant components of income tax expense are as follows:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Current:
Federal	$105,104	$73,004	$66,747
Foreign	11,690	11,764	8,954
State	15,249	9,007	8,697
Total current	132,043	93,775	84,398
Deferred:
Federal	(14,308)	497	5,225
Foreign	323	44	(260)
State	(2,049)	(81)	568
Total deferred	(16,034)	460	5,533
Income tax expense	$116,009	$94,235	$89,931

As of April 30, 2016, we adopted ASU 2015-17, which simplifies the balance sheet presentation of deferred taxes that requires that deferred tax assets and liabilities be classified as non-current. The pronouncement is being applied prospectively. See Note 1 to the Consolidated Financial Statements. Deferred tax assets and liabilities are included in prepaid expenses and other current assets (as of April 25, 2015 only) and other non-current assets and deferred income taxes on the consolidated balance sheets. Significant components of Patterson’s deferred tax assets (liabilities) as of April 30, 2016 and April 25, 2015 are as follows:

	April 30, 2016	April 25, 2015
Deferred tax assets:
Capital accumulation plan	$5,898	$5,723
Inventory related items	6,776	4,484
Bad debt allowance	2,649	1,380
Stock based compensation expense	9,985	7,995
Interest rate swap	9,749	10,872
Foreign tax credit	9,300	—
Net operating loss carryforwards	363	—
Other	11,979	8,390
Gross deferred tax assets	56,699	38,844
Less: Valuation allowance	(14,007)	—
Total net deferred tax assets	42,692	38,844
Deferred tax liabilities
LIFO reserve	(21,294)	(19,173)
Amortizable intangibles	(156,782)	(2,310)
Goodwill	(57,405)	(52,140)
Property, plant, equipment	(11,748)	(4,695)
Total deferred tax liabilities	(247,229)	(78,318)
Deferred net long-term income tax liability	$(204,537)	$(39,474)

At April 30, 2016, we had certain U.S. foreign tax credits and state net operating loss assets. The foreign tax credit will expire in 10 years and net operating losses have varying expiration dates. In addition to these carryforwards, we have additional attribute deferred tax assets which would give rise to tax capital losses if triggered in the future. These losses have a 5 year carryforward period and can only be used against capital gain income. At this time, we believe that it is more likely than not that the foreign tax credit and capital loss carryforward attributes totaling $14,007 will not be fully utilized prior to expiration. As a result, a full valuation allowance has been established against these assets.
No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total undistributed earnings that would be subject to federal income tax if remitted under existing law are approximately $102,411 as of April 30, 2016. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. If a future distribution of these earnings is made, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid may be available to reduce the U.S. tax liability.
In fiscal 2016, we approved a one-time repatriation of approximately $200,000 of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $12,300 from the repatriation was recorded in fiscal 2016. We have previously asserted that our foreign earnings are permanently reinvested. Except for the repatriations described above, there is no change in our on-going assertion.
Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Tax at U.S. statutory rate	$105,593	$96,012	$91,442
State tax provision, net of federal benefit	7,364	6,479	6,554
Effect of foreign taxes	(1,195)	(1,806)	(2,078)
Permanent differences	(3,693)	(5,363)	(4,835)
Tax on dividends, net of foreign tax credit	12,300	—	—
Other	(4,360)	(1,087)	(1,152)
Income tax expense	$116,009	$94,235	$89,931
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
As of April 30, 2016 and April 25, 2015, Patterson’s gross unrecognized tax benefits were $13,560 and $16,661, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $3,800 and $4,118, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheet.
A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended April 30, 2016 and April 25, 2015 is shown below:

	April 30, 2016	April 25, 2015
Balance at beginning of period	$16,661	$17,256
Additions for tax positions related to the current year	1,794	2,516
Additions for tax positions of prior years	560	44
Reductions for tax positions of prior years	(1,599)	(502)
Statute expirations	(3,486)	(2,653)
Settlements	(370)	—
Balance at end of period	$13,560	$16,661
We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 30, 2016 and April 25, 2015, we had recorded $1,438 and $1,760, respectively, for interest and penalties. These amounts are also included in other long-term liabilities on the consolidated balance sheet. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 30, 2016, we recorded as part of tax expense $258 related to an increase in our estimated liability for interest and penalties.
Patterson files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. During fiscal 2016, the Internal Revenue Service (“IRS”) completed an audit of our fiscal years ended April 27, 2013 and April 26, 2014. The outcome of this audit did not have a material adverse impact on our financial statements. The IRS has either examined or waived examination for all periods up to and including our fiscal year ended April 28, 2012, resulting in these periods being closed. Periodically, state, local and foreign income tax returns are examined by various taxing authorities. We do not believe that the outcome of these various examinations would have a material adverse impact on our financial statements.

14. Segment and Geographic Data
Through fiscal 2015, Patterson was comprised of three reportable segments: dental supply, veterinary supply and rehabilitation supply. In fiscal 2016, we reorganized our reportable segments as a result of our acquisition of Animal Health International, Inc. and our divestiture of our wholly-owned subsidiary Patterson Medical Holdings, Inc., the entity through which we operated the rehabilitation supply business. We now present three different reportable segments: Dental, Animal Health and Corporate. Prior period segment results have been restated to conform to this revised current period presentation.

Our Dental and Animal Health reportable business segments are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment and software, turnkey digital solutions and value-added services to dentists and dental laboratories throughout North America. Animal Health, formerly our Patterson Veterinary reportable segment, is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment, which was previously included in our dental supply reporting segment through the end of fiscal 2015, is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results. Corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment and long-term receivables. We evaluate segment performance based on operating income. The costs to operate the fulfillment centers are allocated to the operating units based on the through-put of the unit.
The following table presents information about our reportable segments:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Net sales
Dental	$2,476,234	$2,415,003	$2,348,403
Animal Health	2,862,249	1,456,570	1,203,045
Corporate	48,220	39,292	33,693
Consolidated net sales	$5,386,703	$3,910,865	$3,585,141
Operating income
Dental	$312,176	$300,357	$284,674
Animal Health	94,318	56,670	49,855
Corporate	(58,781)	(52,441)	(40,803)
Consolidated operating income	$347,713	$304,586	$293,726
Depreciation and amortization
Dental	$18,903	$18,568	$17,416
Animal Health	44,243	8,861	7,237
Corporate	19,237	17,094	17,793
Consolidated depreciation and amortization	$82,383	$44,523	$42,446

	April 30, 2016	April 25, 2015
Total assets
Dental	$994,113	$1,022,257
Animal Health	2,064,302	631,445
Corporate	462,389	537,405
Total assets, excluding assets held for sale	3,520,804	2,191,107
Assets held for sale	—	754,141
Total assets	$3,520,804	$2,945,248
The following table presents sales information by product for each reportable segment:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Consolidated
Consumable[1]	$4,153,921	$2,697,581	$2,418,201
Equipment and software	857,001	865,013	839,152
Other [1]	375,781	348,271	327,788
Total	$5,386,703	$3,910,865	$3,585,141
Dental
Consumable[1]	$1,378,886	$1,319,407	$1,285,459
Equipment and software	806,993	818,342	795,132
Other [1]	290,355	277,254	267,812
Total	$2,476,234	$2,415,003	$2,348,403
Animal Health
Consumable[1]	$2,775,035	$1,378,174	$1,132,742
Equipment and software	50,008	46,671	44,020
Other [1]	37,206	31,725	26,283
Total	$2,862,249	$1,456,570	$1,203,045
Corporate
Consumable[1]	$—	$—	$—
Equipment and software	—	—	—
Other [1]	48,220	39,292	33,693
Total	$48,220	$39,292	$33,693
1 Certain sales were reclassified from consumable to other in the current and prior periods.
The following table presents information by geographic area. No individual country, except for the U.S. and the U.K., generated sales greater than 10% of consolidated net sales. There were no material sales between geographic areas.

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Net sales
United States	$4,457,254	$3,029,541	$2,933,091
United Kingdom	626,603	649,541	419,341
Canada	302,846	231,783	232,709
Total	$5,386,703	$3,910,865	$3,585,141

	April 30, 2016	April 25, 2015
Property and equipment, net
United States	$278,667	$190,618
United Kingdom	2,459	2,857
Canada	12,189	10,658
Total	$293,315	$204,133
15. Stockholders’ Equity
Dividends
The following table presents our declared and paid cash dividends per share on our common stock for the past three years. The dividend declared in the fourth quarter of fiscal 2014 was paid early in the subsequent quarter; all other dividends were declared and paid in the same period. We expect to continue paying a quarterly cash dividend into the foreseeable future.

	Quarter
Fiscal year	1	2	3	4
2016	$0.22	$0.22	$0.22	$0.24
2015	0.20	0.20	0.20	0.22
2014	0.16	0.16	0.16	0.20

Share Repurchases
During fiscal 2016, we repurchased and retired 4,379 shares of our common stock for $200,000, or an average of $45.68 per share. During fiscal 2015, we repurchased and retired 1,194 shares of our common stock for $47,539, or an average of $39.81 per share. During fiscal 2014, we repurchased and retired 2,354 shares of our common stock for $96,486, or an average of $40.99 per share.
In March 2013, Patterson’s Board of Directors approved a share repurchase plan. Under the plan, up to 25,000 shares may be repurchased in open market transactions through March 19, 2018. As of April 30, 2016, 16,497 shares remain available under the current repurchase authorization.
Employee Stock Ownership Plan ("ESOP")
During 1990, Patterson’s Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then outstanding preferred stock, which was subsequently converted to common stock. The Board of Directors determines the contribution from the Company to the ESOP annually. The contribution is used to retire a portion of the debt, which triggers a release of shares that are then allocated to the employee participants. Shares of stock acquired by the plan are allocated to each participant who has completed 1000 hours of service during the plan year. In fiscal 2011, the final payment on the 1990 note was made and all remaining shares were released for allocation to participants.
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
On September 11, 2006, we entered into a third loan agreement with the ESOP and loaned $105,000 (the “2006 note”) for the sole purpose of enabling the ESOP to purchase shares of our common stock. The ESOP purchased 3,160 shares with the proceeds from the 2006 note. Interest on the unpaid principal balance accrues at a rate equal to six-month LIBOR, with the rate resetting semi-annually. Interest payments were not required during the period from and including September 11, 2006 through April 30, 2010. On April 30, 2010, accrued and unpaid interest was added to the outstanding principal balance under the note, with interest thereafter accruing on the increased principal amount. Unpaid interest accruing after April 30, 2010 is due and payable on each successive April 30 occurring through September 10, 2026. Principal payments aren't due until September 10, 2026; however, prepayments can be made without penalty. In fiscal 2012, Patterson contributed $20,214 to the ESOP, which then purchased 844 shares for allocation to the participants. No shares secured by the 2006 note were released prior to fiscal 2011.
Unearned ESOP shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. During fiscal 2016, 2015 and 2014, the compensation expense recognized related to the ESOP was $11,953, $9,939 and $10,199, respectively.
At April 30, 2016, a total of 11,985 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $519,531. Related to the shares from the Thompson transaction, committed-to-be-released shares were 10 and suspense shares were 436. Finally, with respect to the 2006 note, committed-to-be-released shares were 259 and suspense shares were 1,783.
We anticipate the allocation of the remaining suspense, or unearned, shares to occur over a period of approximately 5 to 10 years. As of April 30, 2016, the fair value of all unearned shares held by the ESOP was $107,814. We will recognize an income tax deduction as the unearned ESOP shares are released. Such deductions will be limited to the ESOP’s original cost to acquire the shares.
Dividends on allocated shares are passed through to the ESOP participants. Dividends on unallocated shares are used by the ESOP to make debt service payments on the notes due to Patterson.

16. Stock-based Compensation
The consolidated statements of income for fiscal years 2016, 2015 and 2014 include pre-tax (after-tax) stock-based compensation expense of $16,898 ($11,120), $13,958 ($9,171) and $8,041 ($5,416). Pre-tax expense is included in operating expenses within the consolidated statements of income. Tax benefits associated with tax deductions in excess of recognized stock-based compensation expense are presented as a financing cash inflow.
As of April 30, 2016, the total unrecognized compensation cost related to non-vested awards was $34,772, and it is expected to be recognized over a weighted average period of approximately 2.3 years.
2015 Omnibus Incentive Plan
In September 2015, our shareholders approved the 2015 Omnibus Incentive Plan ("Incentive Plan"). The aggregate number of shares of common stock that may be issued is 4,000. The Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, non-employee director awards, cash-based awards and other stock-based awards. We issue new shares for stock option exercises, restricted stock award grants and also for vesting of restricted stock units and performance stock units. Awards that expire or are canceled without delivery of shares generally become available for reissuance under the plan.
At April 30, 2016, there were 3,784 shares available for awards under the Incentive Plan.
As a result of the approval of the Incentive Plan, awards are no longer granted under any prior equity incentive plan, but all outstanding awards previously granted under such prior plans will remain outstanding and subject to the terms of such prior plans. At April 30, 2016, there were 1,073 shares outstanding under prior plans.
Stock Option Awards
Stock options granted to employees expire no later than 10 years after the date of grant. Awards typically vest over 3 or 5 years.
The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Expected dividend yield	1.8%	2.0%	1.8%
Expected stock price volatility	25.6%	26.3%	30.0%
Risk-free interest rate	2.1%	2.1%	1.5%
Expected life (years)	6.7	7.0	7.1
Weighted average grant date fair value per share	$9.66	$9.78	$11.02
The following is a summary of stock option activity:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 25, 2015	338	$36.22
Granted	923	55.39
Exercised	(87)	36.49
Canceled	(64)	39.03
Balance as of April 30, 2016	1,110	$52.09	$1,402
Vested or expected to vest as of April 30, 2016	1,046	$52.17	$1,279
Exercisable as of April 30, 2016	49	$35.22	$402

The weighted average remaining contractual lives of options outstanding and options exercisable as of April 30, 2016 were 8.6 and 4.3 years, respectively.
Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $901, $3,173 and $854, respectively, in fiscal 2016; $290, $1,710 and $286, respectively, in fiscal 2015; and $1,722, $12,309 and $1,273, respectively, in fiscal 2014.
Restricted Stock
Restricted stock awards and restricted stock units granted to employees generally vest over a five, seven or nine year period. Certain restricted stock awards, which are held by branch managers, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. Restricted stock awards are also granted to non-employee directors annually and vest over 1 or 3 years. The grant date fair value of restricted stock awards and restricted stock units is based on the closing stock price on the day of the grant. The total fair value of restricted stock awards and restricted stock units that vested in fiscal 2016, 2015 and 2014 was $19,805, $8,474 and $6,831, respectively.
The following is a summary of restricted stock award activity:

	Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 25, 2015	1,168	$34.39
Granted	191	48.91
Vested	(421)	33.33
Forfeitures	(178)	36.34
Outstanding at April 30, 2016	760	$38.18

The following is a summary of restricted stock unit activity:

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 25, 2015	122	35.30
Granted	66	44.88
Vested	(6)	39.54
Forfeitures	(111)	35.03
Outstanding at April 30, 2016	71	$44.26
Performance Unit Awards
In fiscal 2015 and 2014, we granted performance unit awards, primarily to executive management, which are earned at the end of a three year period if certain operating goals are met. Accordingly, we recognize expense over the requisite service period based on the outcome that is probable for these awards. In fiscal 2016, we granted performance unit awards with a market-based condition to certain executives. The number of shares to be received at vesting will range from 0% - 200% of the target number of stock units based on Patterson's total shareholder return ("TSR") relative to the performance of companies in the S&P Midcap 400 Index measured over a 3 year period. We estimate the grant date fair value of the TSR awards using the Monte Carlo valuation model. The total fair value of performance unit awards that vested in fiscal 2016 was $2,966. No performance unit awards vested in fiscal 2015 and 2014.

The following is a summary of performance unit award activity at target:

	Performance Unit Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 25, 2015	205	$38.91
Granted	87	54.55
Vested	(78)	37.70
Forfeitures and cancellations	(57)	40.69
Outstanding at April 30, 2016	157	$47.56
Employee Stock Purchase Plan ("ESPP")
We sponsor an ESPP under which a total of 6,750 shares have been reserved for purchase by employees. Eligible employees may purchase shares at 85% of the lower of the fair market value of our common stock on the beginning of the annual offering period, or on the end of each quarterly purchase period, which occur on March 31, June 30, September 30 and December 31. The offering periods begin on January 1 of each calendar year and end on December 31 of each calendar year. At April 30, 2016, there were 1,269 shares available for purchase under the ESPP.
We estimate the grant date fair value of shares purchased under our ESPP using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Expected dividend yield	2.0%	1.6%	1.6%
Expected stock price volatility	21.1%	31.0%	31.0%
Risk-free interest rate	0.5%	0.1%	0.2%
Expected life (years)	0.6	0.5	0.5
Weighted average grant date fair value per share	$9.16	$10.74	$9.46
Capital Accumulation Plan ("CAP")
We also sponsor an employee CAP. A total of 6,000 shares of common stock are reserved for issuance under the CAP. Key employees of Patterson are eligible to participate by purchasing common stock through payroll deductions at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of Patterson until the restrictions lapse. The restriction period is typically three years from the beginning of the plan year, and shares are subject to forfeiture provisions. At April 30, 2016, 2,018 shares were available for purchase under the CAP.
We estimate the grant date fair value of shares purchased under our CAP using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	April 30, 2016	April 25, 2015	April 26, 2014
Expected dividend yield	2.0%	1.6%	1.6%
Expected stock price volatility	19.7%	31.0%	31.0%
Risk-free interest rate	0.6%	0.3%	0.3%
Expected life (years)	1.0	1.0	1.0
Weighted average grant date fair value per share	$14.13	$17.67	$15.00

17. Litigation
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco

Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. Plaintiff has not specified a damage amount in its complaint. We intend to defend ourselves against the action vigorously. We do not anticipate that this matter will have a material adverse effect on our financial condition.

Beginning in January 2016, purported class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Co. and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors.   On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, the “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the U.S. directly from any of the defendants, or non-defendant Burkhart Dental Supply Company, Inc., since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and Burkhart not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  Putative class representatives have not specified a damage amount in their complaint. While the outcome of litigation is inherently uncertain, we believe the consolidated class action complaint is without merit, and we intend to vigorously defend ourselves in this litigation.

18. Quarterly Results (unaudited)
Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters include results for 13 weeks except for the quarter ended August 1, 2015, which included 14 weeks.
Revenues attributable to the acquisition of Animal Health International, Inc. are $403,580, $406,588, $414,028 and $171,922 for the quarters ended April 30, 2016, January 30, 2016, October 31, 2015 and August 1, 2015, respectively. Operating income attributable to the acquisition of Animal Health International, Inc. is $15,034, $9,827, $10,716 and $1,653 for the quarters ended April 30, 2016, January 30, 2016, October 31, 2015 and August 1, 2015, respectively.

	Quarter Ended
	April 30, 2016(1)	January 30, 2016	October 31, 2015	August 1, 2015
Net sales	$1,453,770	$1,400,853	$1,389,210	$1,142,870
Gross profit	363,741	339,864	330,899	288,244
Operating income from continuing operations	106,344	95,729	83,463	62,177
Net income from continuing operations	65,620	57,190	42,563	20,311
Net income (loss) from discontinued operations	—	(750)	(7,142)	9,392
Net income	65,620	56,440	35,421	29,703
Basic earnings (loss) per share:
Continuing operations	$0.69	$0.60	$0.43	$0.20
Discontinued operations	—	(0.01)	(0.07)	0.10
Net basic earnings per share	$0.69	$0.59	$0.36	$0.30
Diluted earnings (loss) per share:
Continuing operations	$0.68	$0.60	$0.43	$0.20
Discontinued operations	—	(0.01)	(0.07)	0.10
Net diluted earnings per share	$0.68	$0.59	$0.36	$0.30

	Quarter Ended
	April 25, 2015	January 24, 2015	October 25, 2014	July 26, 2014
Net sales	$1,035,061	$958,628	$978,220	$938,956
Gross profit	288,203	262,442	259,287	250,617
Operating income from continuing operations	89,073	77,377	72,140	65,996
Net income from continuing operations	53,459	46,434	41,865	38,325
Net income (loss) from discontinued operations	11,059	8,242	11,913	11,964
Net income	64,518	54,676	53,778	50,289
Basic earnings (loss) per share:
Continuing operations	$0.54	$0.47	$0.42	$0.39
Discontinued operations	0.11	0.08	0.12	0.12
Net basic earnings per share	$0.65	$0.55	$0.54	$0.51
Diluted earnings (loss) per share:
Continuing operations	$0.54	$0.47	$0.42	$0.38
Discontinued operations	0.11	0.08	0.12	0.12
Net diluted earnings per share	$0.65	$0.55	$0.54	$0.50

(1)
During the first quarter of fiscal 2016, we incurred $9,302, or $0.09 per diluted share from continuing operations on an after-tax basis, of transaction costs related to the acquisition of Animal Health International, Inc. Also during the first quarter of fiscal 2016, we approved a one-time repatriation of approximately $200,000 of foreign earnings. This one-time repatriation reduced the overall costs of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The tax impact of the repatriation recorded during the first quarter of fiscal 2016 was $11,800, or $0.12 per diluted per share from continuing operations on an after-tax basis.

19. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of April 30, 2016:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 25, 2015	$(18,668)	$(41,678)	$(60,346)
Other comprehensive loss before reclassifications	—	(20,635)	(20,635)
Amounts reclassified from AOCL	1,934	11,083	13,017
AOCL at April 30, 2016	$(16,734)	$(51,230)	$(67,964)

The amounts reclassified from AOCL during fiscal 2016 represent gains and losses on cash flow hedges, net of taxes of $883, and amounts reclassified related to the divestiture of Patterson Medical of $11,083. The impact to the consolidated statements of income was an increase to interest expense of $2,817.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of April 30, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2016. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.
On June 16, 2015, we acquired Animal Health International, Inc., which was a privately-held company prior to the acquisition. We are in the process of integrating Animal Health International, Inc.’s operations, and as permitted under SEC regulations, we have excluded the operations of Animal Health International, Inc. from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the fiscal year ended April 30, 2016. Animal Health International, Inc. is included within the Animal Health segment of our consolidated financial statements for the fiscal year ended April 30, 2016, including $1,432 million, $1,396 million, and $37 million of total assets, revenues, and operating income, respectively. We are in the process of evaluating Animal Health International, Inc.’s internal controls and implementing our internal control structure over the acquired operations, and we expect to complete this effort during fiscal 2017.

/s/ Scott P. Anderson
President and Chief Executive Officer

/s/ Ann B. Gugino
Executive Vice President, Chief Financial Officer and Treasurer
The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 12, 2016 (the “2016 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2016 Proxy Statement and such information is incorporated by reference herein.
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
Item 11. EXECUTIVE COMPENSATION
Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Non-Employee Director Compensation,” “Executive Compensation” and “Our Board of Directors and Committees – Committee Responsibilities – Our Compensation Committee and Its Report” in the 2016 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information called for by Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Our Board of Directors and Committees” in the 2016 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the caption “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2016 Proxy Statement and such information is incorporated by reference herein.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following Consolidated Financial Statements and supplementary data of Patterson and its subsidiaries are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income and Other Comprehensive Income
Consolidated Statement of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Financial Statement Schedules.
The following financial statement schedule is filed herewith: Schedule II – Valuation and Qualifying Accounts
Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits.

Exhibit	Document Description

3.1	Restated Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed December 13, 2013 (File No. 000-20572)).

4.1	Specimen form of Common Stock Certificate (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

10.1	Patterson Companies, Inc. Fiscal 2016 Incentive Plan (filed herewith).

10.2	Patterson Companies Capital Accumulation Plan (filed herewith).

10.3	2001 Non-Employee Director Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K, filed July 25, 2002 (File No. 000-20572)).

10.4	Patterson Companies, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement, filed August 7, 2012 (File No. 000-20572)).

10.5
Patterson Dental Company Amended and Restated Employee Stock Ownership Plan, effective May 1, 2001 (incorporated by reference to our Annual Report on Form 10-K, filed July 25, 2002 (File No. 000-20572)).

10.6	Stock Option Plan for Canadian Employees, effective June 13, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q, filed March 11, 2003 (File No. 000-20572)).

10.7	Deferred Profit Sharing Plan for the Employees of Patterson Dental Canada Inc. (incorporated by reference to our Definitive Proxy Statement, filed July 28, 2008 (File No. 000-20572)).

10.8	Patterson Companies, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement, filed August 7, 2012 (File No. 000-20572)).

10.9	Patterson Companies, Inc. 2014 Sharesave Plan (incorporated by reference to our Definitive Proxy Statement, filed August 5, 2014 (File No. 000-20572)).

10.10	2015 Omnibus Incentive Plan (incorporated by reference to our Definitive Proxy Statement, filed August 7, 2015 (File No. 000-20572)).

10.11	ESOP Loan Agreement dated April 1, 2002 (incorporated by reference to our Annual Report on Form 10-K, filed July 24, 2003 (File No. 000-20572)).

10.12
Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company (incorporated by reference to our Annual Report on Form 10-K, filed July 24, 2003 (File No. 000-20572)).

10.13	ESOP Loan Agreement dated September 11, 2006 (incorporated by reference to our Current Report on Form 8-K, filed September 12, 2006 (File No. 000-20572)).

10.14	ESOP Note dated September 11, 2006 (incorporated by reference to our Current Report on Form 8-K, filed September 12, 2006 (File No. 000-20572)).

10.15
Note Purchase Agreement dated March 19, 2008 among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP (incorporated by reference to our Current Report on Form 8-K, filed March 24, 2008 (File No. 000-20572)).

10.16
Credit Agreement, dated December 1, 2011, among Patterson Companies, Inc., and JPMorgan Chase Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank NA, Wells Fargo Bank, NA, and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K, filed December 6, 2011 (File No. 000-20572)).

10.17
Note Purchase Agreement, dated December 8, 2011, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Webster Management, LP (incorporated by reference to our Current Report on Form 8-K, filed December 12, 2011 (File No. 000-20572)).

10.18
Note Purchase Agreement, dated March 23, 2015, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Patterson Veterinary Supply, Inc., and Patterson Management, LP (incorporated by reference to our Current Report on Form 8-K, filed March 25, 2015 (File No. 000-20572)).

10.19
Commitment Letter, dated May 2, 2015, by and between Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank Of America, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd. and Patterson Companies, Inc. (incorporated by reference to our Current Report on Form 8-K, filed May 4, 2015 (File No. 000-20572)).

10.20
Credit Agreement dated as of June 16, 2015 by and among Patterson Companies, Inc., the lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to our Current Report on Form 8-K, filed June 17, 2015 (File No. 000-20572)).

10.21
Amended and Restated Contract Purchase Agreement dated August 12, 2011 among PDC Funding Company II, LLC, Patterson Companies, Inc., and Fifth Third Bank (incorporated by reference to our Current Report on Form 8-K, filed August 16, 2011 (File No. 000-20572)).

10.22
Receivables Sale Agreement, dated as May 10, 2002, by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and PDC Funding Company, LLC (incorporated by reference to our Annual Report on Form 10-K, filed July 25, 2002 (File No. 000-20572)).

10.23
Amended and Restated Receivables Sales Agreement dated August 12, 2011 by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and PDC Funding Company II, LLC incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2015 (File No. 000-20572)).

10.24
Third Amended and Restated Receivables Purchase Agreement dated December 3, 2010 between PDC Funding Company, LLC, Patterson Companies, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Bank”) and a commercial paper conduit managed by the Bank (incorporated by reference to our Current Report on Form 8-K, filed December 8, 2010 (File No. 000-20572)).

10.25
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

10.26
Agreement and Plan of Merger, dated May 2, 2015, by and among Patterson Companies, Inc., Rams Merger Sub, Inc., Animal Health International, Inc. and Leonard Green & Partners, L.P. (incorporated by reference to our Current Report on Form 8-K, filed May 4, 2015 (File No. 000-20572)).

10.27
Stock Purchase Agreement between Patterson Companies, Inc. and Lanai Holdings III, Inc. dated July 1, 2015 (incorporated by reference to our Current Report on Form 8-K, filed July 1, 2015 (File No. 000-20572)).

10.28	Employment Agreement between John Adent and Animal Health International, Inc., dated May 2, 2015 (filed herewith).

21	Subsidiaries (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets, (ii) the consolidated statements of income, (iii) the consolidated statements of cash flows, (iv) the consolidated statements of changes in stockholders’ equity and (v) the notes to the consolidated financial statements.(*)

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

PATTERSON COMPANIES, INC.
Dated: June 29, 2016	By	/s/ Scott P. Anderson
Scott P. Anderson,
President, Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Scott P. Anderson	President, Chief Executive Officer and Chairman of the Board) (Principal Executive Officer & Chairman of the Board of Directors)	June 29, 2016
Scott P. Anderson

/s/ Ann B. Gugino	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 29, 2016
Ann B. Gugino

/s/ John D. Buck	Director	June 29, 2016
John D. Buck

/s/ Jody H. Feragen	Director	June 29, 2016
Jody H. Feragen

/s/ Sarena S. Lin	Director	June 29, 2016
Sarena S. Lin

/s/ Ellen A. Rudnick	Director	June 29, 2016
Ellen A. Rudnick

/s/ Neil A. Schrimsher	Director	June 29, 2016
Neil A. Schrimsher

/s/ Les C. Vinney	Director	June 29, 2016
Les C. Vinney

/s/ James W. Wiltz	Director	June 29, 2016
James W. Wiltz

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
PATTERSON COMPANIES, INC.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended April 30, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$7,678	$8,246	$1,947	$5,863	$12,008
LIFO inventory adjustment	$73,381	$3,120	$—	$—	$76,501
Inventory obsolescence reserve	4,218	15,547	1,550	14,694	6,621
Total inventory reserve	$77,599	$18,667	$1,550	$14,694	$83,122
Year ended April 25, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$8,322	$2,546	$—	$3,190	$7,678
LIFO inventory adjustment	$71,596	$1,785	$—	$—	$73,381
Inventory obsolescence reserve	3,498	17,624	—	16,904	4,218
Total inventory reserve	$75,094	$19,409	$—	$16,904	$77,599
Year ended April 26, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$4,093	$2,544	$3,552	$1,867	$8,322
LIFO inventory adjustment	$67,187	$4,409	$—	$—	$71,596
Inventory obsolescence reserve	3,288	12,642	391	12,823	3,498
Total inventory reserve	$70,475	$17,051	$391	$12,823	$75,094

INDEX TO EXHIBITS

Exhibit 10.1	Patterson Companies, Inc. Fiscal 2016 Incentive Plan.

Exhibit 10.2	Patterson Companies, Inc. Capital Accumulation Plan.

Exhibit 10.28	Employment Agreement between John Adent and Animal Health International, Inc., dated May 2, 2015.

Exhibit 21	Subsidiaries.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets, (ii) the consolidated statements of income, (iii) the consolidated statements of cash flows, (iv) the consolidated statements of changes in stockholders’ equity and (v) the notes to the consolidated financial statements.(*)

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