Form 10-Q
period 2016-07-30
PATTERSON COMPANIES, INC.
filed 2016-09-08
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 30, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 2, 2016, there were 99,073,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 30, 2016	April 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,978	$137,453
Receivables, net of allowance for doubtful accounts	719,218	796,693
Inventory	799,176	722,140
Prepaid expenses and other current assets	82,696	91,255
Total current assets	1,691,068	1,747,541
Property and equipment, net	298,104	293,315
Long-term receivables, net	135,736	88,248
Goodwill	814,207	816,592
Identifiable intangibles, net	494,981	509,297
Other	65,171	65,811
Total assets	$3,499,267	$3,520,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523,105	$566,253
Accrued payroll expense	38,942	75,448
Other accrued liabilities	148,394	151,134
Current maturities of long-term debt	18,563	16,500
Borrowings on revolving credit	108,000	20,000
Total current liabilities	837,004	829,335
Long-term debt	1,016,184	1,022,155
Other non-current liabilities	228,042	227,568
Total liabilities	2,081,230	2,079,058
Stockholders’ equity:
Common stock	986	991
Additional paid-in capital	53,855	48,477
Accumulated other comprehensive loss	(87,788)	(67,964)
Retained earnings	1,519,900	1,529,158
Unearned ESOP shares	(68,916)	(68,916)
Total stockholders’ equity	1,418,037	1,441,746
Total liabilities and stockholders’ equity	$3,499,267	$3,520,804
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 30, 2016	August 1, 2015
Net sales	$1,332,436	$1,142,870
Cost of sales	1,015,258	854,626
Gross profit	317,178	288,244
Operating expenses	251,762	226,067
Operating income from continuing operations	65,416	62,177
Other income (expense):
Other income, net	2,364	670
Interest expense	(10,162)	(12,143)
Income from continuing operations before taxes	57,618	50,704
Income tax expense	18,712	30,393
Net income from continuing operations	38,906	20,311
Net income from discontinued operations	—	9,392
Net income	$38,906	$29,703
Basic earnings per share:
Continuing operations	$0.41	$0.20
Discontinued operations	—	0.10
Net basic earnings per share	$0.41	$0.30
Diluted earnings per share:
Continuing operations	$0.40	$0.20
Discontinued operations	—	0.10
Net diluted earnings per share	$0.40	$0.30
Weighted average shares:
Basic	95,461	99,436
Diluted	96,090	100,162
Dividends declared per common share	$0.24	$0.22
Comprehensive income
Net income	$38,906	$29,703
Foreign currency translation gain (loss)	(20,257)	(11,275)
Cash flow hedges, net of tax	433	617
Comprehensive income	$19,082	$19,045
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 30, 2016	August 1, 2015
Operating activities:
Net income	$38,906	$29,703
Net income from discontinued operations	—	9,392
Net income from continuing operations	38,906	20,311
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	9,064	7,346
Amortization	11,295	7,901
Bad debt expense	(457)	4,719
Non-cash employee compensation	9,184	6,965
Excess tax benefits from stock-based compensation	—	(63)
Change in assets and liabilities, net of acquired	(140,771)	(39,485)
Net cash provided by (used in) operating activities- continuing operations	(72,779)	7,694
Net cash used in operating activities- discontinued operations	—	(2,270)
Net cash provided by (used in) operating activities	(72,779)	5,424
Investing activities:
Additions to property and equipment	(15,042)	(17,064)
Acquisitions and equity investments, net of cash assumed	—	(1,104,730)
Other investing activities	9,337	—
Net cash used in investing activities- continuing operations	(5,705)	(1,121,794)
Net cash used in investing activities- discontinued operations	—	(54)
Net cash used in investing activities	(5,705)	(1,121,848)
Financing activities:
Dividends paid	(24,197)	(23,128)
Repurchases of common stock	(25,000)	—
Proceeds from issuance of long-term debt	—	1,000,000
Debt issuance costs	—	(11,600)
Retirement of long-term debt	(4,125)	—
Draw on revolver	88,000	—
Other financing activities	(506)	(745)
Net cash provided by financing activities	34,172	964,527
Effect of exchange rate changes on cash	(3,163)	(8,923)
Net change in cash and cash equivalents	(47,475)	(160,820)
Cash and cash equivalents at beginning of period	137,453	347,260
Cash and cash equivalents at end of period	$89,978	$186,440
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as “Patterson” or in the first person notations “we,” “our,” and “us”) as of July 30, 2016, and our results of operations and cash flows for the periods ended July 30, 2016 and August 1, 2015. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 30, 2016 and August 1, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our 2016 Annual Report on Form 10-K filed on June 29, 2016.
The unaudited condensed consolidated financial statements include the assets and liabilities of PDC Funding Company, LLC (“PDC Funding”) and PDC Funding Company II, LLC (“PDC Funding II”), wholly owned subsidiaries and separate legal entities under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities established to sell customer installment sale contracts to outside financial institutions in the normal course of their business. The assets of PDC Funding and PDC Funding II would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding or PDC Funding II.
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2017 and 2016 represents the 13 weeks ended July 30, 2016 and the 14 weeks ended August 1, 2015, respectively. Fiscal 2017 will include 52 weeks and fiscal 2016 included 53 weeks of operations.
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $262 and $85 for the three months ended July 30, 2016 and August 1, 2015, respectively.
Earnings Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share (“EPS”):

	Three Months Ended
	July 30, 2016	August 1, 2015
Denominator for basic earnings per share – weighted average shares	95,461	99,436
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	629	726
Denominator for diluted earnings per share – adjusted weighted average shares	96,090	100,162
Potentially dilutive securities representing 1,079 shares for the three months ended July 30, 2016 and 939 shares for the three months ended August 1, 2015, were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.
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
In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. We are required to adopt the ASU No. 2016-01 in the first quarter of fiscal 2019, with early adoption permitted. We are evaluating the impact of adopting this pronouncement.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases, as well as requires additional qualitative and quantitative disclosures. We are required to adopt ASU 2016-02 in the first quarter of fiscal 2020, with early adoption permitted. We are evaluating the impact of adopting this pronouncement.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 eliminates the additional paid-in capital pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. ASU No. 2016-09 also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. During the first quarter of fiscal 2017, we adopted ASU No. 2016-09. As a result of this adoption, we recognized $1,884 of excess tax benefits related to share-based payments in our provision for income taxes for the three months ended July 30, 2016. These items were historically recorded in additional paid-in capital. In addition, for the three months ended July 30, 2016, cash flows related to excess tax benefits are classified as an operating activity along with other income tax cash flows. Prior periods have not been adjusted. Cash paid on employees' behalf related to shares withheld for tax purposes continues to be classified as a financing activity. Our share-based compensation expense in each period continues to reflect estimated forfeitures.
Reclassifications
None.

Note 2. Discontinued Operations
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
We classified Patterson Medical’s results of operations as discontinued operations for all periods presented in the condensed consolidated statements of income. The operations and cash flows of Patterson Medical have been eliminated from our continuing operations, which were previously recorded as the rehabilitation supply reportable segment. Net sales from discontinued operations were $130,811 for the three months ending August 1, 2015.
Note 3. Customer Financing
As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under our sponsored program, equipment purchased by customers with strong credit may be financed up to a maximum of $1,000. We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We currently have two arrangements under which we sell these contracts.
We operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. serving as the agent. We utilize a special purpose entity (“SPE”), PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale. At least 9% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement. The capacity under the agreement at July 30, 2016 was $575,000.
We also maintain an agreement with Fifth Third Bank whereby the bank purchases customers’ financing contracts. We established a second SPE, PDC Funding II, a consolidated, wholly owned subsidiary, which sells financing contracts to Fifth Third Bank. We receive the proceeds of the contracts upon sale to the bank. At least 10% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement. The capacity under the agreement at July 30, 2016 was $100,000.

We retain servicing responsibilities for the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.

The portion of the purchase price for the receivables held by the conduits is a deferred purchase price receivable, which is paid to the applicable SPE as payments on the customers’ financing contracts are collected from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a gain on sale of the related receivables and recorded in net sales in the consolidated statements of income. Expenses incurred related to customer financing activities were recorded in operating expenses in our condensed consolidated statements of income.
During the three months ended July 30, 2016 and August 1, 2015 we sold $109,594 and $94,767, respectively, of contracts under these arrangements. We recorded net sales in the condensed consolidated statements of income of $10,185 and $5,887 during the three months ended July 30, 2016 and August 1, 2015, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $26,183 and $27,186 as of July 30, 2016 and April 30, 2016, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled with the third party. Included in current receivables in the condensed consolidated balance sheets are $68,280, net of unearned income of $1,303, and $87,406, net of unearned income of $1,768, as of July 30, 2016 and April 30, 2016, respectively, of finance contracts we have not yet sold. A total of $629,326 of finance contracts receivable sold under the arrangments was outstanding at July 30, 2016. The deferred purchase price under the arrangements was $158,284 and $108,837 as of July 30, 2016 and April 30, 2016, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at July 30, 2016.

Note 4. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contracts sale agreement between a commercial paper conduit managed by The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PDC Funding. On November 24, 2015, the equipment finance contracts sale agreement was amended on terms generally consistent with the expiring agreement. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 30, 2016, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of November 2023. We sold an identical interest rate cap to the same bank.
Similar to the above agreements, PDC Funding II and Patterson entered into offsetting and identical interest rate cap agreements with a notional amount of $100,000 in fiscal 2014. In August 2015, these agreements were terminated and replaced with offsetting and identical interest rate cap agreements. The notional amount remained at $100,000 and the new maturity date is July 2023.
These interest rate cap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs.
In March 2008, we entered into two forward starting interest rate swap agreements, each with notional amounts of $100,000 and accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the issuance of the senior notes due fiscal 2015 and fiscal 2018. Upon issuance of the hedged debt, we settled the forward starting interest rate swap agreements and recorded a $1,000 increase, net of income taxes, to other comprehensive income (loss), which is being amortized as a reduction to interest expense over the life of the related debt.
In January 2014, we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for as cash flow hedge, to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015 with a loan for $250,000 and a term of ten years. This note was repaid on March 25, 2015 and replaced with new $250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount is recorded in other comprehensive income (loss), net of tax, and is recognized as interest expense over the life of the related debt.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	July 30, 2016	April 30, 2016
Assets:
Interest rate cap agreements	Other noncurrent assets	$362	$816
Liabilities:
Interest rate cap agreements	Other noncurrent liabilities	362	816
The following table presents the pre-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income and other comprehensive income ("OCI"):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended
Derivative type	Location of gain/(loss) recognized on derivative	July 30, 2016	August 1, 2015
Interest rate swap	OCI	$(695)	$(702)

We recorded no effective portion of gains or losses on derivative instruments in cash flow hedging relationships in OCI during the current period.
We recorded no ineffectiveness during the three month periods ended July 30, 2016 and August 1, 2015. As of July 30, 2016, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,809, which will be recorded as an increase to interest expense.

Note 5. Fair Value Measurements
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	July 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,077	$6,077	$—	$—
Deferred purchase price receivable	158,284	—	—	158,284
Derivative instruments	362	—	362	—
Total assets	$164,723	$6,077	$362	$158,284
Liabilities:
Derivative instruments	$362	$—	$362	$—

	April 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,609	$14,609	$—	$—
Deferred purchase price receivable	108,837	—	—	108,837
Derivative instruments	816	—	816	—
Total assets	$124,262	$14,609	$816	$108,837
Liabilities:
Derivative instruments	$816	$—	$816	$—
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
Derivative instruments – Our derivative instruments consist of interest rate cap agreements and interest rate swaps. These instruments are valued using inputs such as interest rates and credit spreads.

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the three month periods ended July 30, 2016 or August 1, 2015.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of July 30, 2016 and April 30, 2016 was $1,072,186 and $1,064,752, respectively, as compared to a carrying value of $1,034,746 and $1,038,655 at July 30, 2016 and April 30, 2016, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 30, 2016 and April 30, 2016.

Note 6. Income Taxes
The effective income tax rate from continuing operations for the three months ended July 30, 2016 was 32.5% compared to 59.9% for the three months ended August 1, 2015. The decrease in the rate for the three months ended July 30, 2016 is primarily due to the prior year impact of cash repatriation and transaction-related costs incurred related to the acquisition of Animal Health International, Inc. In addition, the current period rate includes excess tax benefits from the adoption of ASU No. 2016-09 of $1,884.
In the first quarter of fiscal 2016, we approved a one-time repatriation of approximately $200,000 of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $11,800 from the repatriation was recorded during the first three months of fiscal 2016.

Note 7. Segment Reporting
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment and software, turnkey digital solutions and value-added services to dentists and dental laboratories throughout North America. Animal Health is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results. Corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment and long-term receivables. We evaluate segment performance based on operating income. The costs to operate the fulfillment centers are allocated to the operating units based on the through-put of the unit.

The following table presents information about our reportable segments:

	Three Months Ended
	July 30, 2016	August 1, 2015
Net sales
Dental	$555,015	$575,117
Animal Health	762,631	557,297
Corporate	14,790	10,456
Consolidated net sales	$1,332,436	$1,142,870
Operating income (loss) from continuing operations
Dental	$60,295	$67,252
Animal Health	14,829	12,972
Corporate	(9,708)	(18,047)
Consolidated operating income from continuing operations	$65,416	$62,177

	July 30, 2016	April 30, 2016
Total assets
Dental	$917,235	$994,113
Animal Health	2,082,686	2,064,302
Corporate	499,346	462,389
Total assets	$3,499,267	$3,520,804
The following table presents sales information by product for all of our reportable segments:

	Three Months Ended
	July 30, 2016	August 1, 2015
Net sales
Consumable	$1,076,221	$895,307
Equipment and software	160,946	153,483
Other	95,269	94,080
Consolidated net sales	$1,332,436	$1,142,870

Note 8. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of July 30, 2016:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 30, 2016	$(16,734)	$(51,230)	$(67,964)
Other comprehensive loss before reclassifications	—	(20,257)	(20,257)
Amounts reclassified from AOCL	433	—	433
AOCL at July 30, 2016	$(16,301)	$(71,487)	$(87,788)
The amounts reclassified from AOCL during fiscal 2017 represent gains and losses on cash flow hedges, net of taxes of $262. The impact to the condensed consolidated statements of income was an increase to interest expense of $695.

Note 9. Legal Proceedings

In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. Plaintiff has not specified a damage amount in its complaint. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial condition.

Beginning in January 2016, purported class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Co. and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors.   On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, the “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the U.S. directly from any of the defendants, or non-defendant Burkhart Dental Supply Company, Inc., since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and Burkhart not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  Putative class representatives have not specified a damage amount in their complaint. While the outcome of litigation is inherently uncertain, we believe the consolidated class action complaint is without merit, and we are vigorously defending ourselves in this litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended July 30, 2016, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “goal”, or “continue”, or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein, in our 2016 Annual Report on Form 10-K filed June 29, 2016, and in other documents previously filed with the Securities and Exchange Commission.
OVERVIEW
Our financial information for the first three months of fiscal 2017 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment and software, turnkey digital solutions and value-added services to dentists and dental laboratories throughout North America. Animal Health is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results.
In August 2015, we divested our wholly-owned subsidiary Patterson Medical Holdings, Inc. (“Patterson Medical”), the entity through which we operated the rehabilitation supply business. We classified the results of operations of Patterson Medical as discontinued operations for all periods presented in the consolidated statements of income.
Operating margins of the animal health business are considerably lower than the dental business. While operating expenses run at a lower rate in the animal health business when compared to the dental business, its gross margin is substantially lower due generally to the low margins experienced on the sale of pharmaceutical products.
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2017 and 2016 represents the 13 weeks ended July 30, 2016 and the 14 weeks ended August 1, 2015, respectively. Fiscal 2017 will include 52 weeks and fiscal 2016 included 53 weeks of operations.
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
The following significant activities occurred in the first three months of fiscal 2017 or 2016:
Animal Health International Acquisition. In June 2015, we completed the acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. Prior to our acquisition, Animal Health International, Inc. generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. Our acquisition more than doubled the revenue of our legacy animal health business, which was previously focused on the companion animal market. Our animal health business now offers an expanded range of products and services to a broader base of customers in North America and the U.K. During the three months ended August 1, 2015, we incurred $9.3 million, or $0.09 per diluted share, on an after-tax basis, of transaction costs related to the acquisition of Animal Health International, Inc.
Patterson Medical Sale. In August 2015, we sold Patterson Medical for $716.9 million. See Note 2 to the Condensed Consolidated Financial Statements for additional information.
Cash Repatriation. In the first quarter of fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health

International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. A continuing operations tax impact of $11.8 million from the repatriation was recorded during the first quarter of fiscal 2016.
RESULTS OF OPERATIONS
QUARTER ENDED JULY 30, 2016 COMPARED TO QUARTER ENDED AUGUST 1, 2015
Continuing Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data from continuing operations:

	Three Months Ended
	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%
Cost of sales	76.2	74.8
Gross profit	23.8	25.2
Operating expenses	18.9	19.8
Operating income from continuing operations	4.9	5.4
Other income (expense)	(0.6)	(1.0)
Income from continuing operations before taxes	4.3	4.4
Income tax expense	1.4	2.6
Net income from continuing operations	2.9%	1.8%
Net Sales. Consolidated net sales for the three months ended July 30, 2016 were $1,332.4 million, an increase of 16.6% from $1,142.9 million for the three months ended August 1, 2015. The inclusion of Animal Health International, Inc. results for a full 13 weeks in fiscal 2017 as compared to approximately 6 weeks in fiscal 2016 had a 17.2% favorable impact on sales. One less week of results in the current quarter had an estimated 5.0% unfavorable impact on sales growth. In addition, foreign exchange rate changes had an unfavorable impact of 1.7% to current quarter sales growth.
Dental segment sales for the three months ended July 30, 2016 were $555.0 million, a decrease of 3.5% from $575.1 million for the three months ended August 1, 2015. One less week of results in the current quarter had an estimated 5.2% unfavorable impact on sales growth. Current quarter sales of consumables decreased 7.0%, due primarily to having one less week of results in the current quarter. Sales of dental equipment and software increased 5.0% to $150.9 million. Sales of other dental services and products decreased 3.0%, due primarily to having one less week of results in the current quarter.
Animal Health segment sales for the three months ended July 30, 2016 were $762.6 million, an increase of 36.8% from $557.3 million for the three months ended August 1, 2015. Incremental sales attributed to the acquisition of Animal Health International, Inc. contributed 35.3% to this sales growth. In addition, sales of certain products previously recognized on a net basis were recognized on a gross basis during the three months ended July 30, 2016, resulting in a 4.0% favorable impact to sales. One less week of results in the current quarter had an estimated 5.0% unfavorable impact on sales growth, and foreign exchange rate changes had an unfavorable impact of 3.0% to current quarter sales growth.
Gross Profit. Consolidated gross profit margin for the three months ended July 30, 2016 decreased 140 basis points from the prior year quarter to 23.8%. The decrease in gross profit margin was predominantly the result of the inclusion of sales and cost of sales from Animal Health International, Inc. in our results for a full quarter in the current year, as that business traditionally has lower gross margins than our historical businesses.
Operating Expenses. Consolidated operating expenses for the three months ended July 30, 2016 were $251.8 million, an 11.4% increase from the prior year quarter of $226.1 million. Operating expenses mainly increased due to the inclusion of Animal Health International, Inc. results for a full quarter in the current year, partially offset by the impact of having one less week of results in the three months ended July 30, 2016 as compared to the prior year quarter, and reduced transaction costs related to the acquisition of Animal Health International, Inc. The consolidated operating expense ratio of 18.9% decreased 90 basis points from the prior year quarter, also due to the acquisition of Animal Health International, Inc.

Operating Income From Continuing Operations. For the three months ended July 30, 2016, operating income was $65.4 million, or 4.9% of net sales, as compared to $62.2 million, or 5.4% of net sales for the three months ended August 1, 2015. The $3.2 million increase in operating income from continuing operations was driven primarily by reduced transaction costs related to the acquisition of Animal Health International, Inc., partially offset by the negative impact of having one less week of results in the three months ended July 30, 2016 as compared to the prior year quarter. The decrease in operating income as a percent of sales was mainly due to the inclusion of Animal Health International, Inc. results for a full quarter in the current year, which has lower operating margins.
Dental segment operating income from continuing operations was $60.3 million for the three months ended July 30, 2016, a decrease of $7.0 million from the prior year quarter. The decrease was driven primarily by lower sales volumes as a result of having one less week of results in the current quarter, as well as costs associated with sales force realignment efforts.
Animal Health segment operating income from continuing operations was $14.8 million for the three months ended July 30, 2016, an increase of $1.9 million from the prior year quarter. The increase was primarily driven by bad debt expense being $5.2 million lower in the three months ended July 30, 2016, partially offset by lower product rebates and a less favorable mix of product sales in the current quarter.

Corporate segment operating loss from continuing operations was $9.7 million for the three months ended July 30, 2016, as compared to a loss of $18.0 million for the three months ended August 1, 2015. The change was driven primarily by reduced transaction costs related to the acquisition of Animal Health International, Inc.
Other Income (Expense). Net other expense for the three months ended July 30, 2016 was $7.8 million, compared to $11.5 million for the three months ended August 1, 2015. The decrease was mainly due to lower interest expense as a result of lower debt levels in the current quarter.
Income Tax Expense. The effective income tax rate from continuing operations for the three months ended July 30, 2016 was 32.5% compared to 59.9% for the three months ended August 1, 2015. The decrease in the rate for the three months ended July 30, 2016 is primarily due to the prior year impact of cash repatriation and transaction-related costs incurred related to the acquisition of Animal Health International, Inc. In addition, the current year rate includes excess tax benefits from the adoption of ASU No. 2016-09. See Note 1 to the Condensed Consolidated Financial Statements for additional information on this adoption.
Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the three months ended July 30, 2016, was $38.9 million, compared to $20.3 million for the three months ended August 1, 2015. Earnings per diluted share from continuing operations were $0.40 in the current quarter compared to $0.20 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 96.1 million compared to 100.2 million in the prior year quarter. The current quarter cash dividend was $0.24 per common share compared to $0.22 in the prior year quarter.
Discontinued Operations
We recorded no activity related to discontinued operations during the three months ended July 30, 2016. For the three months ended August 1, 2015, net income from discontinued operations was $9.4 million.

LIQUIDITY AND CAPITAL RESOURCES
For the three months ended July 30, 2016, net cash flows used in operating activities were $72.8 million, compared to net cash flows provided by operating activities of $5.4 million for the three months ended August 1, 2015. The decrease was primarily a result of increases in Dental equipment inventory and investments in inventory to support our enterprise resource planning implementation to maintain service levels.
For the three months ended July 30, 2016, net cash flows used in investing activities were $5.7 million, compared to net cash flows used in investing activities of $1,121.8 million for the three months ended August 1, 2015. The prior year period included the purchase of Animal Health International, Inc. for $1,104.7 million. We expect to use a total of $50 million to $70 million for capital expenditures in fiscal 2017, with our main investment in our information technology initiatives.
Net cash provided by financing activities for the three months ended July 30, 2016 was $34.2 million. Cash proceeds included $88.0 million attributed to withdrawals on our revolving line of credit. Uses of cash from financing activities were as follows: $25.0 million for share repurchases, $24.2 million used to fund dividend payments and $4.1 million for repayments on a term loan. For the three months ended August 1, 2015, cash provided by financing activities was $964.5 million, consisting primarily of $988.4 million of net proceeds from the issuance of long-term debt, partially offset by dividend payments of $23.1 million.
In June 2015, we entered into a credit agreement (the “Credit Agreement”), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. The Credit Agreement expires in fiscal 2021. Also in June 2015, our previous $300 million credit facility, which was due to expire in December 2016, was terminated and replaced by the revolving line of credit under the Credit Agreement. At July 30, 2016, $313.5 million was outstanding under the unsecured term loan at an interest rate of 1.75%, and $108.0 million was outstanding under the revolving line of credit at an interest rate of 2.27%. At April 30, 2016, $317.6 million was outstanding under the unsecured term loan at an interest rate of 1.81%, and $20.0 million was outstanding under the revolving line of credit at an interest rate of 3.875%.
We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2017.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk consisting of foreign currency rate fluctuations and changes in interest rates.
Patterson is exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although Patterson is not currently involved with foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have reduced first quarter fiscal 2017 net sales by approximately $21 million. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. Patterson estimates that if foreign currency exchange rates changed by 10% during the year, the annual impact would have been approximate $1 million to earnings before income taxes.
During fiscal 2016, we entered into the Credit Agreement under which the lenders provided Patterson with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. Interest on borrowings under the Credit Agreement is variable. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $3.1 million impact on our income from continuing operations before taxes on an annualized basis.
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
For further information on market risk, refer to Item 7A in our 2016 Annual Report on Form 10-K filed June 29, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 30, 2016. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 30, 2016.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 16, 2015, we acquired Animal Health International, Inc., which was a privately-held company prior to the acquisition. We are in the process of integrating Animal Health International, Inc.’s operations, and as permitted under SEC regulations, we excluded the operations of Animal Health International, Inc. from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the fiscal year ending April 30, 2016. We are in the process of evaluating Animal Health International, Inc.’s internal controls and implementing our internal control structure over the acquired operations, and we expect to complete this effort during fiscal 2017.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. Plaintiff has not specified a damage amount in its complaint. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial condition.

Beginning in January 2016, purported class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Co. and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors.   On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, the “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the U.S. directly from any of the defendants, or non-defendant Burkhart Dental Supply Company, Inc., since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and Burkhart not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  Putative class representatives have not specified a damage amount in their complaint. While the outcome of litigation is inherently uncertain, we believe the consolidated class action complaint is without merit, and we are vigorously defending ourselves in this litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 19, 2013, our Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under this new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018.
The following table presents activity under the stock repurchase plan during the first quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
May 1, 2016 to May 28, 2016	—	$—	—	16,497,259
May 29, 2016 to June 25, 2016	—	—	—	16,497,259
June 26, 2016 to July 30, 2016	531,074	47.07	531,074	15,966,185
	531,074	$47.07	531,074	15,966,185

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
All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2016 Annual Report on Form 10-K filed June 29, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 8, 2016

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