Form 10-Q
period 2016-10-29
PATTERSON COMPANIES, INC.
filed 2016-12-07
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 29, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 2, 2016, there were 97,909,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 29, 2016	April 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,387	$137,453
Receivables, net of allowance for doubtful accounts	822,734	796,693
Inventory	795,454	722,140
Prepaid expenses and other current assets	104,257	91,255
Total current assets	1,832,832	1,747,541
Property and equipment, net	303,342	293,315
Long-term receivables, net	97,114	88,248
Goodwill	812,419	816,592
Identifiable intangibles, net	479,977	509,297
Other	64,684	65,811
Total assets	$3,590,368	$3,520,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$545,366	$566,253
Accrued payroll expense	69,271	75,448
Other accrued liabilities	148,407	151,134
Current maturities of long-term debt	20,625	16,500
Borrowings on revolving credit	163,000	20,000
Total current liabilities	946,669	829,335
Long-term debt	1,010,211	1,022,155
Other non-current liabilities	227,436	227,568
Total liabilities	2,184,316	2,079,058
Stockholders’ equity:
Common stock	982	991
Additional paid-in capital	57,542	48,477
Accumulated other comprehensive loss	(101,352)	(67,964)
Retained earnings	1,517,796	1,529,158
Unearned ESOP shares	(68,916)	(68,916)
Total stockholders’ equity	1,406,052	1,441,746
Total liabilities and stockholders’ equity	$3,590,368	$3,520,804
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$1,418,241	$1,389,210	$2,750,677	$2,532,080
Cost of sales	1,099,281	1,058,311	2,114,539	1,912,937
Gross profit	318,960	330,899	636,138	619,143
Operating expenses	239,157	247,436	490,919	473,503
Operating income from continuing operations	79,803	83,463	145,219	145,640
Other income (expense):
Other income, net	1,622	954	3,986	1,624
Interest expense	(10,097)	(17,154)	(20,259)	(29,297)
Income from continuing operations before taxes	71,328	67,263	128,946	117,967
Income tax expense	25,572	24,700	44,284	55,093
Net income from continuing operations	45,756	42,563	84,662	62,874
Net income (loss) from discontinued operations	—	(7,142)	—	2,250
Net income	$45,756	$35,421	$84,662	$65,124
Basic earnings (loss) per share:
Continuing operations	$0.48	$0.43	$0.89	$0.64
Discontinued operations	—	(0.07)	—	0.02
Net basic earnings per share	$0.48	$0.36	$0.89	$0.66
Diluted earnings (loss) per share:
Continuing operations	$0.48	$0.43	$0.88	$0.63
Discontinued operations	—	(0.07)	—	0.02
Net diluted earnings per share	$0.48	$0.36	$0.88	$0.65
Weighted average shares:
Basic	95,290	98,525	95,510	98,981
Diluted	95,904	99,185	96,138	99,674
Dividends declared per common share	$0.24	$0.22	$0.48	$0.44
Comprehensive income
Net income	$45,756	$35,421	$84,662	$65,124
Foreign currency translation gain (loss)	(14,001)	6,941	(34,258)	(4,334)
Cash flow hedges, net of tax	437	437	870	1,054
Comprehensive income	$32,192	$42,799	$51,274	$61,844
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 29, 2016	October 31, 2015
Operating activities:
Net income	$84,662	$65,124
Net income from discontinued operations	—	2,250
Net income from continuing operations	84,662	62,874
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Depreciation	18,010	16,791
Amortization	23,997	21,609
Bad debt expense	58	5,674
Non-cash employee compensation	14,693	13,541
Accelerated amortization of debt issuance costs on early retirement of debt	—	5,153
Excess tax benefits from stock-based compensation	—	(1,686)
Change in assets and liabilities, net of acquired	(196,726)	(137,923)
Net cash used in operating activities- continuing operations	(55,306)	(13,967)
Net cash used in operating activities- discontinued operations	—	(38,985)
Net cash used in operating activities	(55,306)	(52,952)
Investing activities:
Additions to property and equipment	(29,377)	(40,978)
Acquisitions and equity investments, net of cash assumed	—	(1,105,229)
Proceeds from sale of securities	—	48,744
Other investing activities	23,115	—
Net cash used in investing activities- continuing operations	(6,262)	(1,097,463)
Net cash provided by investing activities- discontinued operations	—	715,430
Net cash used in investing activities	(6,262)	(382,033)
Financing activities:
Dividends paid	(47,655)	(45,356)
Repurchases of common stock	(50,000)	(160,579)
Proceeds from issuance of long-term debt	—	1,000,000
Debt issuance costs	—	(11,600)
Retirement of long-term debt	(8,250)	(674,125)
Draw on revolver	143,000	80,000
Other financing activities	974	2,894
Net cash provided by financing activities	38,069	191,234
Effect of exchange rate changes on cash	(3,567)	(8,058)
Net change in cash and cash equivalents	(27,066)	(251,809)
Cash and cash equivalents at beginning of period	137,453	347,260
Cash and cash equivalents at end of period	$110,387	$95,451
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of October 29, 2016, and our results of operations and cash flows for the periods ended October 29, 2016 and October 31, 2015. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 29, 2016 and October 31, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our 2016 Annual Report on Form 10-K filed on June 29, 2016.
The unaudited condensed consolidated financial statements include the assets and liabilities of PDC Funding Company, LLC ("PDC Funding") and PDC Funding Company II, LLC ("PDC Funding II"), which are our wholly owned subsidiaries and separate legal entities formed under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities established to sell customer installment sale contracts to outside financial institutions in the normal course of their business. The assets of PDC Funding and PDC Funding II would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding or PDC Funding II.
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2017 and 2016 represents the 13 weeks ended October 29, 2016 and the 13 weeks ended October 31, 2015, respectively. The six months ended October 29, 2016 and October 31, 2015 included 26 and 27 weeks, respectively. Fiscal 2017 will include 52 weeks and fiscal 2016 included 53 weeks of operations.
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $265 and $265 for the three months ended October 29, 2016 and October 31, 2015, respectively. The income tax expense related to cash flow hedges was $527 and $350 for the six months ended October 29, 2016 and October 31, 2015, respectively.
Earnings Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Denominator for basic earnings per share – weighted average shares	95,290	98,525	95,510	98,981
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	614	660	628	693
Denominator for diluted earnings per share – weighted average shares	95,904	99,185	96,138	99,674
Potentially dilutive securities representing 1,453 and 1,218 shares for the three and six months ended October 29, 2016, respectively, and 899 and 899 shares for the three and six months ended October 31, 2015, respectively, were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively. ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. We are evaluating the impact of adopting this pronouncement.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory." ASU 2015-11 requires inventory measured using any method other than LIFO or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. We are required to adopt the new pronouncement in the first quarter of fiscal 2018, and plan to do so at that time. Early adoption is permitted. We are evaluating the effect of adopting this pronouncement, but do not, at this time, anticipate a material impact to our financial statements once implemented.
In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)", which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. We are required to adopt the ASU No. 2016-01 in the first quarter of fiscal 2019, with early adoption permitted. We are evaluating the impact of adopting this pronouncement.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases, as well as requires additional qualitative and quantitative disclosures. We are required to adopt ASU 2016-02 in the first quarter of fiscal 2020, with early adoption permitted. We are evaluating the impact of adopting this pronouncement.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 eliminates the additional paid-in capital pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. ASU No. 2016-09 also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. During the first quarter of fiscal 2017, we adopted ASU No. 2016-09. As a result of this adoption, we recognized $108 and $1,992 of excess tax benefits related to share-based payments in our provision for income taxes for the three and six months ended October 29, 2016, respectively. These items were historically recorded in additional paid-in capital. In addition, for the six months ended October 29, 2016, cash flows related to excess tax benefits are classified as an operating activity along with other income tax cash flows. Prior periods have not been adjusted. Cash paid on employees' behalf related to shares withheld for tax purposes continues to be classified as a financing activity. Our share-based compensation expense in each period continues to reflect estimated forfeitures.

Reclassifications
None.
Note 2. Discontinued Operations
In August 2015, we sold all of the outstanding shares of common stock of Patterson Medical Holdings, Inc., our wholly owned subsidiary responsible for our rehabilitation supply business ("Patterson Medical"), for $716,886 in cash to Madison Dearborn Partners. As additional consideration for the shares of Patterson Medical, we obtained a number of common units of the parent company of the buyer equal to 10% of the common units outstanding at closing. Unlike the other common units, these units will only become entitled to begin participating in distributions to the common unit holders at such time, if any, as the Madison Dearborn Partners’ investor cash inflows equal or exceed 2.5 times the Madison Dearborn Partners’ investor cash outflows. These units are non-transferable.
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

We classified Patterson Medical’s results of operations as discontinued operations for all periods presented in the condensed consolidated statements of income. The operations and cash flows of Patterson Medical have been eliminated from our continuing operations, which were previously recorded as the rehabilitation supply reportable segment. Net sales from discontinued operations were $37,693 and $168,504 for the three and six months ending October 31, 2015, respectively.
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU") serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to BTMU. At least 9% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with BTMU. The capacity under the agreement with BTMU at October 29, 2016 was $575,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby the bank purchases customers’ financing contracts. PDC Funding II sells financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 10% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at October 29, 2016 was $100,000.

We retain servicing responsibilities for the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.

The portion of the purchase price for the receivables held by the conduits is deemed a deferred purchase price receivable, which is paid to the applicable special purpose entity as payments on the customers’ financing contracts are collected from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a gain on sale of the related receivables and recorded in net sales in the consolidated statements of income. Expenses incurred related to customer financing activities were recorded in operating expenses in our condensed consolidated statements of income.
During the three and six months ended October 29, 2016 we sold $62,663 and $172,257, respectively, of contracts under these arrangements. During the three and six months ended October 31, 2015 we sold $48,172 and $142,939, respectively, of contracts under these arrangements. We recorded net sales in the condensed consolidated statements of income of $4,331 and $14,516 during the three and six months ended October 29, 2016, respectively, related to these contracts sold. We recorded net sales in the condensed consolidated statements of income of $9,016 and $14,903 during the three and six months ended October 31, 2015, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $22,809 and $27,186 as of October 29, 2016 and April 30, 2016, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $82,591, net of unearned income of $2,334, and $87,406, net of unearned income of $1,768, as of October 29, 2016 and April 30, 2016, respectively, of finance contracts we have not yet sold. A total of $600,760 of finance contracts receivable sold under the arrangements was outstanding at October 29, 2016. The deferred purchase price under the arrangements was $118,059 and $108,837 as of October 29, 2016 and April 30, 2016, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at October 29, 2016.

Note 4. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 29, 2016, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of November 2023. We sold an identical interest rate cap to the same bank. As of October 29, 2016, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of July 2024. We sold an identical interest rate cap to the same bank.
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
In January 2014, we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for as cash flow hedge, to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015. These notes were repaid on March 25, 2015 and replaced with new $250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount is recorded in other comprehensive income (loss), net of tax, and is recognized as interest expense over the life of the related debt.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	October 29, 2016	April 30, 2016
Assets:
Interest rate cap agreements	Other noncurrent assets	$790	$816
Liabilities:
Interest rate cap agreements	Other noncurrent liabilities	790	816
The following table presents the pre-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income and other comprehensive income ("OCI"):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationships	Income statement location	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Interest rate swap	Interest expense	$(702)	$(703)	$(1,397)	$(1,405)
We recorded no effective portion of gains or losses on derivative instruments in cash flow hedging relationships in OCI during the current period.
We recorded no ineffectiveness during the three and six month periods ended October 29, 2016 and October 31, 2015. As of October 29, 2016, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,809, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	October 29, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,506	$3,506	$—	$—
Deferred purchase price receivable	118,059	—	—	118,059
Derivative instruments	790	—	790	—
Total assets	$122,355	$3,506	$790	$118,059
Liabilities:
Derivative instruments	$790	$—	$790	$—

	April 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,609	$14,609	$—	$—
Deferred purchase price receivable	108,837	—	—	108,837
Derivative instruments	816	—	816	—
Total assets	$124,262	$14,609	$816	$108,837
Liabilities:
Derivative instruments	$816	$—	$816	$—
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
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the six month periods ended October 29, 2016 or October 31, 2015.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of October 29, 2016 and April 30, 2016 was $1,058,252 and $1,064,752, respectively, as compared to a carrying value of $1,030,836 and $1,038,655 at October 29, 2016 and April 30, 2016, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 29, 2016 and April 30, 2016.
Note 6. Income Taxes

The effective income tax rate from continuing operations for the three months ended October 29, 2016 was 35.9% compared to 36.7% for the three months ended October 31, 2015, and for the six months ended October 29, 2016 was 34.3% compared to 46.7% for the six months ended October 31, 2015. The decrease in the rate for the three and six months ended October 29, 2016 was primarily due to the prior year impact of cash repatriation and transaction-related costs incurred in connection with the acquisition of Animal Health International, Inc. In addition, the current period rates included excess tax benefits from the adoption of ASU No. 2016-09 of $108 and $1,992 for the three and six months ended October 29, 2016, respectively.
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
Note 7. Segment Reporting
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment and software, turnkey digital solutions and value-added services to dentists, dental laboratories, institutions, and other healthcare professionals throughout North America. Animal Health is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results. Corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment and long-term receivables. We evaluate segment performance based on operating income. The costs to operate the fulfillment centers are allocated to the operating units based on the through-put of the unit.

The following table presents information about our reportable segments:

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales
Dental	$601,553	$601,322	$1,156,568	$1,176,439
Animal Health	807,146	774,453	1,569,777	1,331,750
Corporate	9,542	13,435	24,332	23,891
Consolidated net sales	$1,418,241	$1,389,210	$2,750,677	$2,532,080
Operating income (loss) from continuing operations
Dental	$77,043	$74,094	$137,338	$141,346
Animal Health	21,854	25,177	36,683	38,149
Corporate	(19,094)	(15,808)	(28,802)	(33,855)
Consolidated operating income from continuing operations	$79,803	$83,463	$145,219	$145,640

	October 29, 2016	April 30, 2016
Total assets
Dental	$930,541	$994,113
Animal Health	2,148,059	2,064,302
Corporate	511,768	462,389
Total assets	$3,590,368	$3,520,804
The following table presents sales information by product for all of our reportable segments:

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales
Consumable	$1,112,232	$1,087,489	$2,188,453	$1,982,796
Equipment and software	217,194	207,809	378,140	361,292
Other	88,815	93,912	184,084	187,992
Consolidated net sales	$1,418,241	$1,389,210	$2,750,677	$2,532,080

Note 8. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of October 29, 2016:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 30, 2016	$(16,734)	$(51,230)	$(67,964)
Other comprehensive loss before reclassifications	—	(34,258)	(34,258)
Amounts reclassified from AOCL	870	—	870
AOCL at October 29, 2016	$(15,864)	$(85,488)	$(101,352)
The amounts reclassified from AOCL during fiscal 2017 represent gains and losses on cash flow hedges, net of taxes of $527. The impact to the condensed consolidated statements of income was an increase to interest expense of $1,397.
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

Beginning in January 2016, purported class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Co. and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors.  On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, the "putative class representatives") in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Burkhart Dental Supply Company, Inc. was added as a defendant on October 22, 2016. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the U.S. directly from any of the defendants, since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and Burkhart not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  Putative class representatives have not specified a damage amount in their complaint. While the outcome of litigation is inherently uncertain, we believe the consolidated class action complaint is without merit, and we are vigorously defending ourselves in this litigation.
Note 10. Subsequent Event

In the first quarter of fiscal 2006, we extended our exclusive North American distribution relationship with Sirona Dental Systems for Sirona’s CEREC 3D dental restorative system. At that time, we paid a $100,000 distribution fee to extend the existing exclusive relationship for at least a 10-year period beginning in 2007. This distribution fee has been accounted for as an intangible asset that has been amortized since October 2007.

Based on our November 2016 decision not to extend sales exclusivity for the full Sirona portfolio of products, we expect to record a pre-tax non-cash impairment charge of approximately $36,000, or approximately $22,000 after taxes or $0.23 per diluted share in our fiscal 2017 third quarter, related to the distribution fee associated with the CEREC product component of this arrangement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended October 29, 2016, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein, in our 2016 Annual Report on Form 10-K filed June 29, 2016, and in other documents previously filed with the Securities and Exchange Commission.
OVERVIEW
Our financial information for the first six months of fiscal 2017 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
In August 2015, we divested our wholly-owned subsidiary Patterson Medical Holdings, Inc. ("Patterson Medical"), the entity through which we operated the rehabilitation supply business. We classified the results of operations of Patterson Medical as discontinued operations for all periods presented in the consolidated statements of income.
Operating margins of the animal health business are considerably lower than the dental business. While operating expenses run at a lower rate in the animal health business when compared to the dental business, gross margins in the animal health business are substantially lower due generally to the low margins experienced on the sale of pharmaceutical products.
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2017 and 2016 represents the 13 weeks ended October 29, 2016 and the 13 weeks ended October 31, 2015, respectively. The six months ended October 29, 2016 and October 31, 2015 included 26 and 27 weeks, respectively. Fiscal 2017 will include 52 weeks and fiscal 2016 included 53 weeks of operations.
We believe there are several important aspects of our business that are useful in analyzing it, including: (1) growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines internal growth as the increase in net sales from period to period, excluding the impact of changes in currency exchange rates, and excluding the net sales, for a period of twelve months following the transaction date, of businesses we have acquired.
The following significant activities occurred in the first six months of fiscal 2017 or 2016:
Animal Health International Acquisition. In June 2015, we completed the acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. Prior to our acquisition, Animal Health International, Inc. generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. Our acquisition more than doubled the revenue of our legacy animal health business, which was previously focused on the companion animal market. Our animal health business now offers an expanded range of products and services to a broader base of customers in North America and the U.K. During the three and six months ended October 31, 2015, we incurred $0.7 million and $10.0 million, respectively, or $0.01 and $0.10 per diluted share, on an after-tax basis, respectively, of transaction costs in the acquisition of Animal Health International, Inc.
Patterson Medical Sale. In August 2015, we sold Patterson Medical for $716.9 million. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Cash Repatriation. In the first quarter of fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. A continuing operations tax impact of $12.3 million from the repatriation was recorded during the first six months of fiscal 2016.
RESULTS OF OPERATIONS
QUARTER ENDED OCTOBER 29, 2016 COMPARED TO QUARTER ENDED OCTOBER 31, 2015
Continuing Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data from continuing operations:

	Three Months Ended
	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of sales	77.5	76.2
Gross profit	22.5	23.8
Operating expenses	16.9	17.8
Operating income from continuing operations	5.6	6.0
Other income (expense)	(0.6)	(1.2)
Income from continuing operations before taxes	5.0	4.8
Income tax expense	1.8	1.7
Net income from continuing operations	3.2%	3.1%
Net Sales. Consolidated net sales for the three months ended October 29, 2016 were $1,418.2 million, an increase of 2.1% from $1,389.2 million for the three months ended October 31, 2015. Our Animal Health segment was the driver of most of this growth. Foreign exchange rate changes had an unfavorable impact of 2.0% on current quarter sales growth.
Dental segment sales for the three months ended October 29, 2016 were $601.6 million, or relatively flat compared to $601.3 million for the three months ended October 31, 2015. Current quarter sales of consumables decreased 2.5%, due primarily to the sales force realignment effected in the first quarter of fiscal 2017. Sales of dental equipment and software increased 4.2% to $205.1 million. Sales of other dental services and products increased 0.2%.
Animal Health segment sales for the three months ended October 29, 2016 were $807.1 million, an increase of 4.2% from $774.5 million for the three months ended October 31, 2015. Sales of certain products previously recognized on a net basis were recognized on a gross basis during the three months ended October 29, 2016, resulting in a 1.8% favorable impact to sales. Foreign exchange rate changes had an unfavorable impact of 3.6% on current quarter sales growth.
Gross Profit. Consolidated gross profit margin for the three months ended October 29, 2016 decreased 130 basis points from the prior year quarter to 22.5%. The decrease in the gross profit margin rate was predominantly driven by our Animal Health segment, which experienced pricing pressure from branded pharmaceutical manufacturers. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the three months ended October 29, 2016, resulting in a lower consolidated gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the three months ended October 29, 2016 were $239.2 million, a 3.3% decrease from the prior year quarter of $247.4 million. Operating expenses mainly decreased in our Dental segment, with lower costs driven by the sales force realignment. In addition, expenses were lower in our Corporate segment, primarily due to lower employee healthcare costs. The consolidated operating expense ratio of 16.9% decreased 90 basis points from the prior year quarter, also driven primarily by the Dental segment.
Operating Income From Continuing Operations. For the three months ended October 29, 2016, operating income from continuing operations was $79.8 million, or 5.6% of net sales, as compared to $83.5 million, or 6.0% of net sales for the three months ended October 31, 2015. The $3.7 million decrease in operating income from continuing operations was driven by lower gross margins in our Animal Health segment and Corporate segment, partially offset by higher operating income in our Dental segment. The decrease in operating income as a percent of sales was driven by these same factors.
Dental segment operating income was $77.0 million for the three months ended October 29, 2016, an increase of $2.9 million from the prior year quarter. The increase in operating income was due primarily to lower operating expenses, which was driven by the sales force realignment.
Animal Health segment operating income was $21.9 million for the three months ended October 29, 2016, a decrease of $3.3 million from the prior year quarter. The decrease was primarily driven by lower gross margins, which decreased as a result of pricing pressure from branded pharmaceutical manufacturers.

Corporate segment operating loss was $19.1 million for the three months ended October 29, 2016, as compared to a loss of $15.8 million for the three months ended October 31, 2015. The change was driven primarily by increased expenses associated with our information technology initiatives and increased legal expenses in the three months ended October 29, 2016.
Other Income (Expense). Net other expense for the three months ended October 29, 2016 was $8.5 million, compared to $16.2 million for the three months ended October 31, 2015. The decrease was mainly due to $5.2 million of accelerated debt issuance cost amortization incurred in the three months ended October 31, 2015, as well as lower debt levels in the current quarter.
Income Tax Expense. The effective income tax rate from continuing operations for the three months ended October 29, 2016 was 35.9% compared to 36.7% for the three months ended October 31, 2015. The decrease in the rate for the three months ended October 29, 2016 was primarily due to the prior year impact of cash repatriation and transaction-related costs incurred in the acquisition of Animal Health International, Inc.
Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the three months ended October 29, 2016 was $45.8 million, compared to $42.6 million for the three months ended October 31, 2015. Earnings per diluted share from continuing operations were $0.48 in the current quarter compared to $0.43 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 95.9 million, compared to 99.2 million in the prior year quarter. The current quarter cash dividend was $0.24 per common share compared to $0.22 in the prior year quarter.

Discontinued Operations
We recorded no activity related to discontinued operations during the three months ended October 29, 2016. For the three months ended October 31, 2015, net loss from discontinued operations was $7.1 million.
SIX MONTHS ENDED OCTOBER 29, 2016 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2015
Continuing Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data from continuing operations:

	Six Months Ended
	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of sales	76.9	75.5
Gross profit	23.1	24.5
Operating expenses	17.8	18.7
Operating income from continuing operations	5.3	5.8
Other income (expense)	(0.6)	(1.1)
Income from continuing operations before taxes	4.7	4.7
Income tax expense	1.6	2.2
Net income from continuing operations	3.1%	2.5%

Net Sales. Consolidated net sales for the six months ended October 29, 2016 were $2,750.7 million, an 8.6% increase from $2,532.1 million for the six months ended October 31, 2015. The inclusion of Animal Health International, Inc. results for seven additional weeks in the six months ended October 29, 2016 had a 7.7% favorable impact on sales. One less week of results in the current period had an estimated 2.3% unfavorable impact on sales growth, and foreign exchange rate changes had an unfavorable impact of 1.9% on current period sales growth.
Dental segment sales for the six months ended October 29, 2016 were $1,156.6 million, a 1.7% decrease from $1,176.4 million for the six months ended October 31, 2015. One less week of results in the current period had an estimated 2.5% unfavorable impact on sales growth. Current period sales of consumables decreased 4.8%, due primarily to having one less week of results in the current period and as a result of the sales force realignment. Sales of dental equipment and software increased 4.6% to $355.9 million for the six months ended October 29, 2016. Sales of other dental services and products decreased 1.4% for the six months ended October 29, 2016.
Animal Health segment sales for the six months ended October 29, 2016 were $1,569.8 million, a 17.9% increase from $1,331.8 million for the six months ended October 31, 2015. Incremental sales attributed to the acquisition of Animal Health International, Inc. contributed 14.6% to this sales growth. In addition, sales of certain products previously recognized on a net basis were recognized on a gross basis during the six months ended October 29, 2016, resulting in a 2.3% favorable impact to sales. Foreign exchange rate changes had an unfavorable impact of 3.4% on current period sales growth.
Gross Profit. Consolidated gross profit margin for the six months ended October 29, 2016 decreased 140 basis points from the prior year period to 23.1%. The decrease in the gross profit margin rate was predominantly the result of the inclusion of sales and cost of sales from Animal Health International, Inc. in our results for a full six months in the current year, as that business traditionally has lower gross margins than our historical businesses. In addition, the Animal Health segment margin rate declined when compared to the prior year period, primarily as a result of pricing pressure from branded pharmaceutical manufacturers.
Operating Expenses. Consolidated operating expenses for the six months ended October 29, 2016 were $490.9 million, a 3.7% increase from the prior year period of $473.5 million. Operating expenses mainly increased due to the inclusion of Animal Health International, Inc. results for a full two quarters in the current year period, partially offset by reduced transaction costs related to the acquisition of Animal Health International, Inc. The consolidated operating expense ratio of 17.8% decreased 90 basis points from the prior year period. The decrease in this ratio was predominantly the result of the inclusion of sales and operating expenses from Animal Health International, Inc. in our results for a full six months in the current year, as that business traditionally has a lower operating expense ratio than our historical businesses.
Operating Income From Continuing Operations. For the six months ended October 29, 2016, operating income from continuing operations was $145.2 million, or 5.3% of net sales, as compared to $145.6 million, or 5.8% of net sales for the six months ended October 31, 2015. The decrease in operating income from continuing operations was driven primarily by lower Dental segment operating income, partially offset by a smaller operating loss in our Corporate segment. The decrease in operating income as a percent of sales was mainly due to the inclusion of Animal Health International, Inc. results for a full six months in the current period, which has lower operating margins than our historical businesses.
Dental segment operating income was $137.3 million for the six months ended October 29, 2016, a decrease of $4.0 million from the prior year period. The decrease was driven primarily by lower sales volumes as a result of having one less week of results in the current period.
Animal Health segment operating income was $36.7 million for the six months ended October 29, 2016, a decrease of $1.5 million from the prior year period. The decrease was primarily driven by lower gross margins, which decreased as a result of pricing pressure from branded pharmaceutical manufacturers, partially offset by bad debt expense being $5.4 million lower in the six months ended October 29, 2016.

Corporate segment operating loss was $28.8 million for the six months ended October 29, 2016, as compared to a loss of $33.9 million for the six months ended October 31, 2015. The change was driven primarily by reduced transaction costs related to the acquisition of Animal Health International, Inc., partially offset by increased expenses associated with our information technology initiatives and increased legal expenses in the six months ended October 29, 2016.
Other Income (Expense), Net. Net other expense was $16.3 million for the six months ended October 29, 2016, compared to $27.7 million for the six months ended October 31, 2015. The decrease was mainly due to $5.2 million of accelerated debt issuance cost amortization incurred in the six months ended October 31, 2015, as well as lower debt levels in the current period.

Income Tax Expense. The effective income tax rate for the six months ended October 29, 2016 was 34.3% compared to 46.7% for the six months ended October 31, 2015. The decrease in the rate was primarily due to the prior year impact of cash repatriation and transaction-related costs incurred in the acquisition of Animal Health International, Inc. In addition, the current period rate included excess tax benefits from the adoption of ASU No. 2016-09. See Note 1 to the Condensed Consolidated Financial Statements for additional information on this adoption.
Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the six months ended October 29, 2016 was $84.7 million, compared to $62.9 million for the six months ended October 31, 2015. Earnings per diluted share from continuing operations were $0.88 in the current period compared to $0.63 in the prior year period. Weighted average diluted shares outstanding in the current period were 96.1 million compared to 99.7 million in the prior year period. The current period cash dividend was $0.48 per common share compared to $0.44 in the prior year period.
Discontinued Operations
We recorded no activity related to discontinued operations during the six months ended October 29, 2016. For the six months ended October 31, 2015, net income from discontinued operations was $2.3 million.
LIQUIDITY AND CAPITAL RESOURCES
For the six months ended October 29, 2016, net cash flows used in operating activities were $55.3 million, compared to net cash flows used in operating activities of $53.0 million for the six months ended October 31, 2015. The use of cash during the six months ended October 29, 2016 was primarily a result of seasonal increases in Animal Health inventory and investments in inventory to support our enterprise resource planning implementation to maintain service levels.
For the six months ended October 29, 2016, net cash flows used in investing activities were $6.3 million, compared to net cash flows used in investing activities of $382.0 million for the six months ended October 31, 2015. The prior year period included the purchase of Animal Health International, Inc. for $1,105.2 million, which was partially offset by the receipt of net cash proceeds from completion of the sale of Patterson Medical in the amount of $715.6 million. We expect to use a total of $50 million to $70 million for capital expenditures in fiscal 2017, with our main investment in our information technology initiatives.
Net cash provided by financing activities for the six months ended October 29, 2016 was $38.1 million. Cash proceeds included $143.0 million attributed to withdrawals on our revolving line of credit. Uses of cash from financing activities consisted primarily of $50.0 million for share repurchases and $47.7 million for dividend payments. For the six months ended October 31, 2015, cash provided by financing activities was $191.2 million. Cash proceeds included $988.4 million of net proceeds from the issuance of long-term debt and $80.0 million attributed to withdrawals on our revolving line of credit. Uses of cash from financing activities were as follows: $674.1 million for the repayment of the new five year term loan, $160.6 million for share repurchases and $45.4 million used to fund dividend payments.
During fiscal 2016, we entered into a credit agreement (the "Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. The Credit Agreement expires in fiscal 2021. Also in fiscal 2016, our previous $300 million credit facility, which was due to expire in December 2016, was terminated and replaced by the revolving line of credit under the Credit Agreement. As of October 29, 2016, $690.6 million of the unsecured term loan had been retired, leaving $309.4 million outstanding at an interest rate of 1.90%. At October 29, 2016, $163.0 million was outstanding under the revolving line of credit at an interest rate of 1.90%. At April 30, 2016, $317.6 million was outstanding under the unsecured term loan at an interest rate of 1.81%, and $20.0 million was outstanding under the revolving line of credit at an interest rate of 3.875%.
We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2017.
SUBSEQUENT EVENT
In the first quarter of fiscal 2006, we extended our exclusive North American distribution relationship with Sirona Dental Systems for Sirona’s CEREC 3D dental restorative system. At that time, we paid a $100.0 million distribution fee to extend the existing exclusive relationship for at least a 10-year period beginning in 2007. This distribution fee has been accounted for as an intangible asset that has been amortized since October 2007.

Based on our November 2016 decision not to extend sales exclusivity for the full Sirona portfolio of products, we expect to record a pre-tax non-cash impairment charge of approximately $36.0 million, or approximately $22.0 million after taxes or $0.23 per diluted share in the fiscal 2017 third quarter, related to the distribution fee associated with the CEREC product component of this arrangement.

OUTLOOK
We believe certain strategic decisions and external market factors will have an effect on our results of operations for at least the remainder of fiscal 2017. We believe that softness in the U.S. dental market, along with our decision to not extend our exclusive relationship with Sirona for its full portfolio of products and a realignment of our sales force will have a negative effect on sales. We believe we will continue to experience pricing pressure from branded pharmaceutical manufacturers, which will negatively impact gross margins. Finally, we expect to incur approximately $25.0 million in increased operating expenses associated with our enterprise resource planning system implementation. While these strategic decisions and external market factors are expected to impact our near-term performance, we believe that we are making the right strategic moves to facilitate growth in our two key operating businesses.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk consisting of foreign currency rate fluctuations and changes in interest rates.

We are exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although we are not currently involved with foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have changed net sales by approximately $40 million for the six months ended October 29, 2016. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. We estimate that if foreign currency exchange rates changed by 10%, the impact would have been approximately $2 million to earnings before income taxes for the six months ended October 29, 2016.

During fiscal 2016, we entered into the Credit Agreement under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. Interest on borrowings under the Credit Agreement is variable. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $3.1 million annual impact on our net income from continuing operations before taxes.

Our earnings are also affected by fluctuations in short-term interest rates through the investment of cash balances and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a bank that provide for pricing based on variable interest rates.

When considering the exposure under the agreements whereby we sell equipment finance contracts to both a commercial paper conduit and bank, we have the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the majority of the portfolio of installment contracts generally turns over in less than 48 months, and we can adjust the rate we charge on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, we use an interest rate curve that approximates the maturity period of the then-outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contracts sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets. We estimate that a 10% change in interest rates would have a less than $1 million annual impact on our net income from continuing operations before taxes.

For further information on market risk, refer to Item 7A in our 2016 Annual Report on Form 10-K filed June 29, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2016. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 29, 2016.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in January 2016, purported class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Co. and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors.   On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, the "putative class representatives") in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Burkhart Dental Supply Company, Inc. was added as a defendant on October 22, 2016. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the U.S. directly from any of the defendants, since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and Burkhart not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  Putative class representatives have not specified a damage amount in their complaint. While the outcome of litigation is inherently uncertain, we believe the consolidated class action complaint is without merit, and we are vigorously defending ourselves in this litigation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 19, 2013, our Board of Directors approved a new share repurchase plan that replaced the existing share repurchase plan. Under this new plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018.
The following table presents activity under the stock repurchase plan during the second quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 31, 2016 to August 27, 2016	—	$—	—	15,966,185
August 28, 2016 to September 24, 2016	404,493	46.02	404,493	15,561,692
September 25, 2016 to October 29, 2016	139,048	45.91	139,048	15,422,644
	543,541	$45.99	543,541	15,422,644

During fiscal 2016, we entered into a credit agreement (the "Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. The Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.
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

Dated: December 7, 2016

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