Form 10-Q
period 2017-01-28
PATTERSON COMPANIES, INC.
filed 2017-03-08
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 28, 2017.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 3, 2017, there were 97,134,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 28, 2017	April 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,739	$137,453
Receivables, net of allowance for doubtful accounts	810,155	796,693
Inventory	827,057	722,140
Prepaid expenses and other current assets	112,265	91,255
Total current assets	1,871,216	1,747,541
Property and equipment, net	300,395	293,315
Long-term receivables, net	107,511	88,248
Goodwill	813,094	816,592
Identifiable intangibles, net	434,386	509,297
Other	67,460	65,811
Total assets	$3,594,062	$3,520,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$547,662	$566,253
Accrued payroll expense	72,297	75,448
Other accrued liabilities	155,740	151,134
Current maturities of long-term debt	14,754	16,500
Borrowings on revolving credit	198,000	20,000
Total current liabilities	988,453	829,335
Long-term debt	1,001,775	1,022,155
Other non-current liabilities	217,759	227,568
Total liabilities	2,207,987	2,079,058
Stockholders’ equity:
Common stock	974	991
Additional paid-in capital	66,274	48,477
Accumulated other comprehensive loss	(94,833)	(67,964)
Retained earnings	1,482,576	1,529,158
Unearned ESOP shares	(68,916)	(68,916)
Total stockholders’ equity	1,386,075	1,441,746
Total liabilities and stockholders’ equity	$3,594,062	$3,520,804
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net sales	$1,397,418	$1,400,853	$4,148,095	$3,932,933
Cost of sales	1,067,657	1,060,989	3,182,196	2,973,926
Gross profit	329,761	339,864	965,899	959,007
Operating expenses	283,207	244,135	774,126	717,638
Operating income from continuing operations	46,554	95,729	191,773	241,369
Other income (expense):
Other income, net	994	830	4,980	2,454
Interest expense	(11,400)	(10,634)	(31,659)	(39,931)
Income from continuing operations before taxes	36,148	85,925	165,094	203,892
Income tax expense	8,379	28,735	52,663	83,828
Net income from continuing operations	27,769	57,190	112,431	120,064
Net income (loss) from discontinued operations	(3,229)	(750)	(3,229)	1,500
Net income	$24,540	$56,440	$109,202	$121,564
Basic earnings (loss) per share:
Continuing operations	$0.29	$0.60	$1.18	$1.23
Discontinued operations	(0.03)	(0.01)	(0.03)	0.01
Net basic earnings per share	$0.26	$0.59	$1.15	$1.24
Diluted earnings (loss) per share:
Continuing operations	$0.29	$0.60	$1.17	$1.22
Discontinued operations	(0.03)	(0.01)	(0.03)	0.01
Net diluted earnings per share	$0.26	$0.59	$1.14	$1.23
Weighted average shares:
Basic	94,737	95,335	95,252	97,809
Diluted	95,359	95,930	95,915	98,488
Dividends declared per common share	$0.24	$0.22	$0.72	$0.66
Comprehensive income
Net income	$24,540	$56,440	$109,202	$121,564
Foreign currency translation gain (loss)	6,082	(18,679)	(28,176)	(23,013)
Cash flow hedges, net of tax	437	442	1,307	1,496
Comprehensive income	$31,059	$38,203	$82,333	$100,047
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 28, 2017	January 30, 2016
Operating activities:
Net income	$109,202	$121,564
Net income (loss) from discontinued operations	(3,229)	1,500
Net income from continuing operations	112,431	120,064
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Depreciation	29,037	24,940
Amortization	34,019	33,877
Intangible asset impairment	36,312	—
Bad debt expense	1,013	6,546
Non-cash employee compensation	17,254	20,587
Accelerated amortization of debt issuance costs on early retirement of debt	60	5,153
Excess tax benefits from stock-based compensation	—	(1,750)
Change in assets and liabilities, net of acquired	(239,537)	(256,964)
Net cash used in operating activities- continuing operations	(9,411)	(47,547)
Net cash used in operating activities- discontinued operations	(3,229)	(38,985)
Net cash used in operating activities	(12,640)	(86,532)
Investing activities:
Additions to property and equipment	(37,457)	(56,280)
Acquisitions and equity investments, net of cash assumed	—	(1,106,583)
Proceeds from sale of securities	—	48,744
Other investing activities	35,869	—
Net cash used in investing activities- continuing operations	(1,588)	(1,114,119)
Net cash provided by investing activities- discontinued operations	—	714,680
Net cash used in investing activities	(1,588)	(399,439)
Financing activities:
Dividends paid	(70,947)	(67,010)
Repurchases of common stock	(84,651)	(200,000)
Proceeds from issuance of long-term debt	—	1,000,000
Debt issuance costs	—	(11,600)
Debt amendment costs	(1,266)	—
Retirement of long-term debt	(22,550)	(678,250)
Draw on revolver	178,000	198,000
Other financing activities	5,495	5,523
Net cash provided by financing activities	4,081	246,663
Effect of exchange rate changes on cash	(5,567)	(10,251)
Net change in cash and cash equivalents	(15,714)	(249,559)
Cash and cash equivalents at beginning of period	137,453	347,260
Cash and cash equivalents at end of period	$121,739	$97,701
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of January 28, 2017, and our results of operations and cash flows for the periods ended January 28, 2017 and January 30, 2016. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 28, 2017 and January 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our 2016 Annual Report on Form 10-K filed on June 29, 2016.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2017 and 2016 represents the 13 weeks ended January 28, 2017 and the 13 weeks ended January 30, 2016, respectively. The nine months ended January 28, 2017 and January 30, 2016 included 39 and 40 weeks, respectively. Fiscal 2017 will include 52 weeks and fiscal 2016 included 53 weeks of operations.
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $265 and $268 for the three months ended January 28, 2017 and January 30, 2016, respectively. The income tax expense related to cash flow hedges was $792 and $618 for the nine months ended January 28, 2017 and January 30, 2016, respectively.
Earnings Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Denominator for basic earnings per share – weighted average shares	94,737	95,335	95,252	97,809
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	622	595	663	679
Denominator for diluted earnings per share – weighted average shares	95,359	95,930	95,915	98,488
Potentially dilutive securities representing 1,499 and 1,261 shares for the three and nine months ended January 28, 2017, respectively, and 941 and 753 shares for the three and nine months ended January 30, 2016, respectively, were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. We plan to adopt the new guidance in the first quarter of fiscal 2019 and are currently evaluating the standard, including the method we will use for adoption and the effect it will have on our financial statements.
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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 eliminates the additional paid-in capital pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. ASU No. 2016-09 also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. During the first quarter of fiscal 2017, we adopted ASU No. 2016-09. As a result of this adoption, we recognized $177 and $2,169 of excess tax benefits related to share-based payments in our provision for income taxes for the three and nine months ended January 28, 2017, respectively. These items were historically recorded in additional paid-in capital. In addition, for the nine months ended January 28, 2017, cash flows related to excess tax benefits are classified as an operating activity along with other income tax cash flows. Prior periods have not been adjusted. Cash paid on employees' behalf related to shares withheld for tax purposes continues to be classified as a financing activity. Our share-based compensation expense in each period continues to reflect estimated forfeitures.

In August 2016, the FASB issues ASU No. 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Payments." ASU No. 2016-15 provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted in any interim or annual period. During the third quarter of fiscal 2017, we adopted ASU No. 2016-15 and it had no material impact to the condensed consolidated financial statements.

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
We classified Patterson Medical’s results of operations as discontinued operations for all periods presented in the condensed consolidated statements of income and other comprehensive income. The operations and cash flows of Patterson Medical have been eliminated from our continuing operations, which were previously recorded as the rehabilitation supply reportable segment. Net sales from discontinued operations were $168,504 for the nine months ended January 30, 2016. There were no net sales from discontinued operations for the three months ended January 30, 2016. For the three and nine months ended January 28, 2017, net loss from discontinued operations was $3,229. This loss was due to a change in estimate of the tax impact of the sale of Patterson Medical.
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU") serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to BTMU. At least 9% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with BTMU. The capacity under the agreement with BTMU at January 28, 2017 was $575,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby the bank purchases customers’ financing contracts. PDC Funding II sells financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 10% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at January 28, 2017 was $100,000.

We retain servicing responsibilities for the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.

The portion of the purchase price for the receivables held by the conduits is deemed a deferred purchase price receivable, which is paid to the applicable special purpose entity as payments on the customers’ financing contracts are collected from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a gain on sale of the related receivables and recorded in net sales in the condensed consolidated statements of income and other comprehensive income. Expenses incurred related to customer financing activities were recorded in operating expenses in our condensed consolidated statements of income and other comprehensive income.
During the three and nine months ended January 28, 2017 we sold $106,272 and $278,529, respectively, of contracts under these arrangements. During the three and nine months ended January 30, 2016 we sold $128,442 and $271,381, respectively, of contracts under these arrangements. We recorded net sales in the condensed consolidated statements of income and other comprehensive income of $2,450 and $16,966 during the three and nine months ended January 28, 2017, respectively, related to these contracts sold. We recorded net sales in the condensed consolidated statements of income and other comprehensive income of $8,814 and $23,717 during the three and nine months ended January 30, 2016, respectively, related to these contracts sold.

Included in cash and cash equivalents in the condensed consolidated balance sheets are $22,363 and $27,186 as of January 28, 2017 and April 30, 2016, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $96,284, net of unearned income of $2,914, and $87,406, net of unearned income of $1,768, as of January 28, 2017 and April 30, 2016, respectively, of finance contracts we have not yet sold. A total of $619,361 of finance contracts receivable sold under the arrangements was outstanding at January 28, 2017. The deferred purchase price under the arrangements was $128,015 and $108,837 as of January 28, 2017 and April 30, 2016, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at January 28, 2017.
Note 4. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 28, 2017, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of November 2023. We sold an identical interest rate cap to the same bank. As of January 28, 2017, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of July 2024. We sold an identical interest rate cap to the same bank.
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
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	January 28, 2017	April 30, 2016
Assets:
Interest rate cap agreements	Other noncurrent assets	$2,069	$816
Liabilities:
Interest rate cap agreements	Other noncurrent liabilities	2,069	816
The following table presents the pre-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income and other comprehensive income ("OCI"):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	Income statement location	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Interest rate swap	Interest expense	$(702)	$(710)	$(2,099)	$(2,115)

We recorded no effective portion of gains or losses on derivative instruments in cash flow hedging relationships in OCI during the current period.
We recorded no ineffectiveness during the three and nine month periods ended January 28, 2017 and January 30, 2016. As of January 28, 2017, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,809, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	January 28, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,821	$1,821	$—	$—
Deferred purchase price receivable	128,015	—	—	128,015
Derivative instruments	2,069	—	2,069	—
Total assets	$131,905	$1,821	$2,069	$128,015
Liabilities:
Derivative instruments	$2,069	$—	$2,069	$—

	April 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,609	$14,609	$—	$—
Deferred purchase price receivable	108,837	—	—	108,837
Derivative instruments	816	—	816	—
Total assets	$124,262	$14,609	$816	$108,837
Liabilities:
Derivative instruments	$816	$—	$816	$—
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
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the nine month periods ended January 28, 2017 or January 30, 2016.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of January 28, 2017 and April 30, 2016 was $1,024,576 and $1,064,752, respectively, as compared to a carrying value of $1,016,529 and $1,038,655 at January 28, 2017 and April 30, 2016, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 28, 2017 and April 30, 2016.
Note 6. Income Taxes
The effective income tax rate from continuing operations for the three months ended January 28, 2017 was 23.2% compared to 33.4% for the three months ended January 30, 2016, and for the nine months ended January 28, 2017 was 31.9% compared to 41.1% for the nine months ended January 30, 2016. The decrease in the rate for the three months ended January 28, 2017 was primarily due to a change in estimate of the tax impact of the cash repatriation and a geographical shift in profit due to the non-cash impairment charge related to our decision not to extend sales exclusivity with Sirona Dental Systems. The decrease in the rate for the nine months ended January 28, 2017 was primarily due to the prior year impact of cash repatriation and transaction-related costs incurred in connection with the acquisition of Animal Health International, Inc. In addition, the current period rates included excess tax benefits from the adoption of ASU No. 2016-09 of $177 and $2,169 for the three and nine months ended January 28, 2017, respectively.
In the first quarter of fiscal 2016, we approved a one-time repatriation of approximately $200,000 of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $12,300 from the repatriation was recorded during the first nine months of fiscal 2016. During the third quarter of fiscal year 2017, we recorded a $2,406 benefit related to a change in estimate of the tax impact of the cash repatriation in the third quarter of fiscal year 2017.
Note 7. Intangible Asset Impairment

In the first quarter of fiscal 2006, we extended our exclusive North American distribution relationship with Sirona Dental Systems for Sirona’s CEREC 3D dental restorative system. At that time, we paid a $100,000 distribution fee to extend the existing exclusive relationship for at least a 10-year period beginning in 2007. This distribution fee has been accounted for as an intangible asset in our Dental segment that has been amortized since October 2007.

Based on our November 2016 decision not to extend sales exclusivity for the full Sirona portfolio of products, we recorded a pre-tax non-cash impairment charge of $36,312 in our Dental segment in the third quarter fiscal 2017, related to the distribution fee associated with the CEREC product component of this arrangement. This charge was recorded within operating expenses in the condensed consolidated statements of income and other comprehensive income.
Note 8. Segment Reporting
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

The following table presents information about our reportable segments:

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net sales
Dental	$626,343	$637,651	$1,782,911	$1,814,090
Animal Health	762,577	749,713	2,332,354	2,081,463
Corporate	8,498	13,489	32,830	37,380
Consolidated net sales	$1,397,418	$1,400,853	$4,148,095	$3,932,933
Operating income (loss) from continuing operations
Dental	$40,018	$82,108	$177,356	$223,454
Animal Health	23,777	25,959	60,460	64,108
Corporate	(17,241)	(12,338)	(46,043)	(46,193)
Consolidated operating income from continuing operations	$46,554	$95,729	$191,773	$241,369

	January 28, 2017	April 30, 2016
Total assets
Dental	$906,181	$994,113
Animal Health	2,169,246	2,064,302
Corporate	518,635	462,389
Total assets	$3,594,062	$3,520,804
The following table presents sales information by product for all of our reportable segments:

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net sales
Consumable	$1,064,098	$1,059,838	$3,252,551	$3,042,634
Equipment and software	249,047	248,779	627,187	610,071
Other	84,273	92,236	268,357	280,228
Consolidated net sales	$1,397,418	$1,400,853	$4,148,095	$3,932,933

Note 9. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of January 28, 2017:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 30, 2016	$(16,734)	$(51,230)	$(67,964)
Other comprehensive loss before reclassifications	—	(28,176)	(28,176)
Amounts reclassified from AOCL	1,307	—	1,307
AOCL at January 28, 2017	$(15,427)	$(79,406)	$(94,833)
The amounts reclassified from AOCL during fiscal 2017 represent gains and losses on cash flow hedges, net of taxes of $792. The impact to the condensed consolidated statements of income and other comprehensive income was an increase to interest expense of $2,099.

Note 10. Legal Proceedings
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
Note 11. Debt

During fiscal 2016, we entered into a credit agreement (the "Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1,500,000, consisting of a $1,000,000 unsecured term loan and a $500,000 unsecured revolving line of credit. The Credit Agreement was due to expire in fiscal 2021.
In the third quarter of fiscal 2017, we entered into an amendment of the Credit Agreement (the “Amended Credit Agreement”), consisting of a $295,075 term loan and a $750,000 revolving line of credit. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022.
As of January 28, 2017, $295,075 of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 2.27%, and $198,000 was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.22%. At April 30, 2016, $317,625 was outstanding under the Credit Agreement unsecured term loan at an interest rate of 1.81%, and $20,000 was outstanding under the Credit Agreement revolving line of credit at an interest rate of 3.88%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended January 28, 2017, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein, in our 2016 Annual Report on Form 10-K filed June 29, 2016, and in other documents previously filed with the Securities and Exchange Commission.
OVERVIEW
Our financial information for the first nine months of fiscal 2017 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
In August 2015, we divested our wholly-owned subsidiary Patterson Medical Holdings, Inc. ("Patterson Medical"), the entity through which we operated the rehabilitation supply business. We classified the results of operations of Patterson Medical as discontinued operations for all periods presented in the condensed consolidated statements of income and other comprehensive income.
Operating margins of the animal health business are considerably lower than the dental business. While operating expenses run at a lower rate in the animal health business when compared to the dental business, gross margins in the animal health business are substantially lower due generally to the low margins experienced on the sale of pharmaceutical products.
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2017 and 2016 represents the 13 weeks ended January 28, 2017 and the 13 weeks ended January 30, 2016, respectively. The nine months ended January 28, 2017 and January 30, 2016 included 39 and 40 weeks, respectively. Fiscal 2017 will include 52 weeks and fiscal 2016 included 53 weeks of operations.
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
The following significant activities occurred in the first nine months of fiscal 2017 or 2016:
Enterprise Resource Planning System Initiatives. In the third quarter of fiscal 2017, we completed the application development stage of our enterprise resource planning ("ERP") system, and we began depreciating our investment in such system. We incurred increased depreciation and other operating expenses of approximately $11.0 million in the three months ended January 28, 2017 as compared to the three months ended January 30, 2016, and approximately $15.0 million in the nine months ended January 28, 2017 as compared to the nine months ended January 30, 2016, related to this implementation.
Intangible Asset Impairment. In the first quarter of fiscal 2006, we extended our exclusive North American distribution relationship with Sirona Dental Systems for Sirona’s CEREC 3D dental restorative system. At that time, we paid a $100.0 million distribution fee to extend the existing exclusive relationship for at least a 10-year period beginning in 2007. This distribution fee has been accounted for as an intangible asset that has been amortized since October 2007. Based on our November 2016 decision not to extend sales exclusivity for the full Sirona portfolio of products, we recorded a pre-tax non-cash impairment charge of $36.3 million, or $23.0 million after taxes or $0.24 per diluted share in our Dental segment in the third quarter of fiscal 2017, related to the distribution fee associated with the CEREC product component of this arrangement.

Animal Health International Acquisition. In June 2015, we completed the acquisition of Animal Health International, Inc., a leading production animal health distribution company in the U.S. Prior to our acquisition, Animal Health International, Inc. generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. Our acquisition more than doubled the revenue of our legacy animal health business, which was previously focused on the companion animal market. Our animal health business now offers an expanded range of products and services to a broader base of customers in North America and the U.K. During the nine months ended January 30, 2016, we incurred $10.0 million, or $0.10 per diluted share, on an after-tax basis, of transaction costs in the acquisition of Animal Health International, Inc.
Patterson Medical Sale. In August 2015, we sold Patterson Medical for $716.9 million. See Note 2 to the Condensed Consolidated Financial Statements for additional information.
Cash Repatriation. In the first quarter of fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. A continuing operations tax impact of $12.3 million from the repatriation was recorded during the first nine months of fiscal 2016. During the third quarter of fiscal 2017, we recorded a $(2.4) million tax benefit related to a change in estimate of the tax impact of the cash repatriation.
RESULTS OF OPERATIONS
QUARTER ENDED JANUARY 28, 2017 COMPARED TO QUARTER ENDED JANUARY 30, 2016
Continuing Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data from continuing operations:

	Three Months Ended
	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%
Cost of sales	76.4	75.7
Gross profit	23.6	24.3
Operating expenses	20.3	17.5
Operating income from continuing operations	3.3	6.8
Other income (expense)	(0.7)	(0.7)
Income from continuing operations before taxes	2.6	6.1
Income tax expense	0.6	2.0
Net income from continuing operations	2.0%	4.1%
Net Sales. Consolidated net sales for the three months ended January 28, 2017 were $1,397.4 million, a decrease of 0.2% from $1,400.9 million for the three months ended January 30, 2016. Foreign exchange rate changes had an unfavorable impact of 1.6% on current quarter sales.
Dental segment sales for the three months ended January 28, 2017 were $626.3 million, a decrease of 1.8% from $637.7 million for the three months ended January 30, 2016. Current quarter sales of consumables decreased 2.6%, due primarily to the sales force realignment effected in the first quarter of fiscal 2017. Sales of dental equipment and software decreased 0.8% to $230.4 million. Sales of other dental services and products decreased 1.1%.
Animal Health segment sales for the three months ended January 28, 2017 were $762.6 million, an increase of 1.7% from $749.7 million for the three months ended January 30, 2016. Foreign exchange rate changes had an unfavorable impact of 3.2% on current quarter sales growth. Sales of certain products previously recognized on a net basis were recognized on a gross basis during the three months ended January 28, 2017, resulting in a 2.0% favorable impact to sales.
Gross Profit. Consolidated gross profit margin for the three months ended January 28, 2017 decreased 70 basis points from the prior year quarter to 23.6%. The decrease in the gross profit margin rate was predominantly driven by our Dental segment, which experienced lower consumables and equipment gross margins. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the three months ended January 28, 2017, resulting in a lower consolidated gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the three months ended January 28, 2017 were $283.2 million, a 16.0% an increase from the prior year quarter of $244.1 million. The increase was predominantly the result of the $36.3 million intangible asset impairment charge recognized in the current quarter in our Dental segment, as well as increased expenses related to our ERP system initiatives. The consolidated operating expense ratio of 20.3% increased 280 basis points from the prior year quarter, also driven primarily by the impairment charge and the increased expenses related to our ERP initiatives.
Operating Income From Continuing Operations. For the three months ended January 28, 2017, operating income from continuing operations was $46.6 million, or 3.3% of net sales, as compared to $95.7 million, or 6.8% of net sales for the three months ended January 30, 2016. The decrease in operating income from continuing operations was driven by the intangible asset impairment charge in our Dental segment and increased expenses related to our ERP system initiatives, as well as lower gross margins in our Dental and Corporate segments. The decrease in operating income as a percent of sales was driven by these same factors.
Dental segment operating income was $40.0 million for the three months ended January 28, 2017, a decrease of $42.1 million from the prior year quarter. The decrease in operating income was due primarily to the intangible asset impairment charge, as well as lower gross margins and increased expenses related to our ERP system initiatives.
Animal Health segment operating income was $23.8 million for the three months ended January 28, 2017, a decrease of $2.2 million from the prior year quarter. The decrease was primarily driven by higher operating expenses related to our ERP system initiatives.

Corporate segment operating loss was $17.2 million for the three months ended January 28, 2017, as compared to a loss of $12.3 million for the three months ended January 30, 2016. The change was driven primarily by lower net sales related to our customer financing contracts.
Other Income (Expense). Net other expense for the three months ended January 28, 2017 was $10.4 million, compared to $9.8 million for the three months ended January 30, 2016. The increase was mainly due to higher interest expense in the current quarter.
Income Tax Expense. The effective income tax rate from continuing operations for the three months ended January 28, 2017 was 23.2% compared to 33.4% for the three months ended January 30, 2016. The decrease in the rate for the three months ended January 28, 2017 was primarily related to a change in estimate of the tax impact of the cash repatriation and a geographical shift in profit due to the non-cash impairment charge related to our decision not to extend sales exclusivity with Sirona Dental Systems.
Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the three months ended January 28, 2017 was $27.8 million, compared to $57.2 million for the three months ended January 30, 2016. Earnings per diluted share from continuing operations were $0.29 in the current quarter compared to $0.60 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 95.4 million, compared to 95.9 million in the prior year quarter. The current quarter cash dividend was $0.24 per common share compared to $0.22 in the prior year quarter.

Discontinued Operations
For the three months ended January 28, 2017 and January 30, 2016, net loss from discontinued operations was $3.2 million and $0.8 million, respectively. The net loss incurred during the three months ended January 28, 2017 was due to a change in estimate of the tax impact of the sale of Patterson Medical.
NINE MONTHS ENDED JANUARY 28, 2017 COMPARED TO NINE MONTHS ENDED JANUARY 30, 2016
Continuing Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data from continuing operations:

	Nine Months Ended
	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%
Cost of sales	76.7	75.6
Gross profit	23.3	24.4
Operating expenses	18.7	18.3
Operating income from continuing operations	4.6	6.1
Other income (expense)	(0.6)	(0.9)
Income from continuing operations before taxes	4.0	5.2
Income tax expense	1.3	2.1
Net income from continuing operations	2.7%	3.1%
Net Sales. Consolidated net sales for the nine months ended January 28, 2017 were $4,148.1 million, an 5.5% increase from $3,932.9 million for the nine months ended January 30, 2016. The inclusion of Animal Health International, Inc. results for approximately six additional weeks in the nine months ended January 28, 2017 had a 4.9% favorable impact on sales. One less week of results in the current period had an estimated 1.5% unfavorable impact on sales growth, and foreign exchange rate changes had an unfavorable impact of 1.8% on current period sales growth.
Dental segment sales for the nine months ended January 28, 2017 were $1,782.9 million, a 1.7% decrease from $1,814.1 million for the nine months ended January 30, 2016. One less week of results in the current period had an estimated 1.6% unfavorable impact on sales. Current period sales of consumables decreased 4.1%, primarily due to having one less week of results in the current period and to the sales force realignment. Sales of dental equipment and software increased 2.4% to $586.4 million for the nine months ended January 28, 2017. Sales of other dental services and products decreased 1.3% for the nine months ended January 28, 2017.
Animal Health segment sales for the nine months ended January 28, 2017 were $2,332.4 million, a 12.1% increase from $2,081.5 million for the nine months ended January 30, 2016. Incremental sales attributed to the acquisition of Animal Health International, Inc. contributed 9.3% to this sales growth. In addition, sales of certain products previously recognized on a net basis were recognized on a gross basis during the nine months ended January 28, 2017, resulting in a 2.9% favorable impact to sales. Foreign exchange rate changes had an unfavorable impact of 3.3% on current period sales growth.
Gross Profit. Consolidated gross profit margin for the nine months ended January 28, 2017 decreased 110 basis points from the prior year period to 23.3%. The decrease in the gross profit margin rate was predominantly the result of the inclusion of sales and cost of sales from Animal Health International, Inc. in our results for a full nine months in the current year, as that business traditionally has lower gross margins than our historical businesses. In addition, the Animal Health segment gross margin rate declined when compared to the prior year period, primarily as a result of pricing pressure from branded pharmaceutical manufacturers.
Operating Expenses. Consolidated operating expenses for the nine months ended January 28, 2017 were $774.1 million, a 7.9% increase from the prior year period of $717.6 million. The increase was predominantly the result of the $36.3 million intangible asset impairment charge recognized in the current period in our Dental segment, increased expenses related to our ERP system initiatives and the inclusion of Animal Health International, Inc. results for a full three quarters in the current year period, partially offset by reduced transaction costs related to the acquisition of Animal Health International, Inc. The consolidated operating expense ratio of 18.7% increased 40 basis points from the prior year period. The increase in this ratio was driven by the impairment charge and increased expenses related to our ERP initiatives, partially offset by the inclusion of sales and operating expenses from Animal Health International, Inc. in our results for a full nine months in the current year, as that business traditionally has a lower operating expense ratio than our historical businesses.
Operating Income From Continuing Operations. For the nine months ended January 28, 2017, operating income from continuing operations was $191.8 million, or 4.6% of net sales, as compared to $241.4 million, or 6.1% of net sales for the nine months ended January 30, 2016. The decrease in operating income from continuing operations was driven by the impairment charge and increased expenses related to our ERP system initiative. The decrease in operating income as a percent of sales was mainly due to these same factors.

Dental segment operating income was $177.4 million for the nine months ended January 28, 2017, a decrease of $46.1 million from the prior year period. The decrease was driven primarily by the impairment charge, increased expenses related to our ERP system initiatives and lower sales volumes as a result of having one less week of results in the current period.
Animal Health segment operating income was $60.5 million for the nine months ended January 28, 2017, a decrease of $3.6 million from the prior year period. The decrease was primarily driven by lower gross margins, which decreased as a result of pricing pressure from branded pharmaceutical manufacturers, as well as increased expenses related to our ERP system initiatives. Lower bad debt expense in the current period partially offset these factors.

Corporate segment operating loss was $46.0 million for the nine months ended January 28, 2017, as compared to a loss of $46.2 million for the nine months ended January 30, 2016. The change was driven primarily by reduced transaction costs related to the acquisition of Animal Health International, Inc., partially offset by lower net sales related to our customer financing contracts and increased legal expenses in the nine months ended January 28, 2017.
Other Income (Expense), Net. Net other expense was $26.7 million for the nine months ended January 28, 2017, compared to $37.5 million for the nine months ended January 30, 2016. The decrease was mainly due to $5.2 million of accelerated debt issuance cost amortization incurred in the nine months ended January 30, 2016, as well as lower debt levels in the current period.
Income Tax Expense. The effective income tax rate for the nine months ended January 28, 2017 was 31.9% compared to 41.1% for the nine months ended January 30, 2016. The decrease in the rate was primarily due to the prior year impact of cash repatriation and transaction-related costs incurred in the acquisition of Animal Health International, Inc. In addition, the current period rate included excess tax benefits from the adoption of ASU No. 2016-09. See Note 1 to the Condensed Consolidated Financial Statements for additional information on this adoption.
Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the nine months ended January 28, 2017 was $112.4 million, compared to $120.1 million for the nine months ended January 30, 2016. Earnings per diluted share from continuing operations were $1.17 in the current period compared to $1.22 in the prior year period. Weighted average diluted shares outstanding in the current period were 95.9 million compared to 98.5 million in the prior year period. The current period cash dividend was $0.72 per common share compared to $0.66 in the prior year period.
Discontinued Operations
For the nine months ended January 28, 2017, net loss from discontinued operations was $3.2 million. For the nine months ended January 30, 2016, net income from discontinued operations was $1.5 million. The net loss incurred during the nine months ended January 28, 2017 was due to a change in estimate of the tax impact of the sale of Patterson Medical.
LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended January 28, 2017, net cash flows used in operating activities were $12.6 million, compared to net cash flows used in operating activities of $86.5 million for the nine months ended January 30, 2016. The use of cash during the nine months ended January 28, 2017 was primarily a result of investments in inventory to support our enterprise resource planning implementation to maintain service levels.
For the nine months ended January 28, 2017, net cash flows used in investing activities were $1.6 million, compared to net cash flows used in investing activities of $399.4 million for the nine months ended January 30, 2016. The prior year period included the purchase of Animal Health International, Inc. for $1,106.6 million, which was partially offset by the receipt of net cash proceeds from completion of the sale of Patterson Medical in the amount of $714.4 million. We expect to use a total of $50 million to $60 million for capital expenditures in fiscal 2017, with our main investment in our information technology initiatives.
Net cash provided by financing activities for the nine months ended January 28, 2017 was $4.1 million. Cash proceeds included $178.0 million attributed to draws on our revolving line of credit. Uses of cash from financing activities consisted primarily of $84.7 million for share repurchases and $70.9 million for dividend payments. For the nine months ended January 30, 2016, cash provided by financing activities was $246.7 million. Cash proceeds included $988.4 million of net proceeds from the issuance of long-term debt and $198.0 million attributed to draws on our revolving line of credit. Uses of cash from financing activities were as follows: $678.3 million for the retirement of long-term debt, $200.0 million for share repurchases and $67.0 million used to fund dividend payments.

During fiscal 2016, we entered into a credit agreement (the "Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. The Credit Agreement was due to expire in fiscal 2021.
In the third quarter of fiscal 2017, we entered into an amendment of the Credit Agreement (the “Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022.
As of January 28, 2017, $295.1 million of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 2.27%, and $198.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.22%. At April 30, 2016, $317.6 million was outstanding under the Credit Agreement unsecured term loan at an interest rate of 1.81%, and $20.0 million was outstanding under the Credit Agreement revolving line of credit at an interest rate of 3.88%.
We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2017.

OUTLOOK
We believe certain strategic decisions and external market factors will have an effect on our results of operations for at least the remainder of fiscal 2017. We believe that softness in the U.S. dental market, along with our decision to not extend our exclusive relationship with Sirona for its full portfolio of products and a realignment of our sales force will have a negative effect on sales. We believe we will continue to experience pricing pressure from branded pharmaceutical manufacturers in our Animal Health segment, which will negatively impact gross margins. Finally, we expect to incur increased operating expenses associated with our ERP system initiatives. While these strategic decisions and external market factors are expected to impact our near-term performance, we believe that we are making the right strategic moves to facilitate growth in our two key operating businesses.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk consisting of foreign currency rate fluctuations and changes in interest rates.

We are exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although we are not currently involved with foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have changed net sales by approximately $59 million for the nine months ended January 28, 2017. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. We estimate that if foreign currency exchange rates changed by 10%, the impact would have been approximately $2 million to earnings before income taxes for the nine months ended January 28, 2017.

During fiscal 2016, we entered into the Credit Agreement under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit, which was due to expire in fiscal 2021. In the third quarter of fiscal 2017, we entered into an amendment of the Credit Agreement (the “Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. Interest on borrowings under the Amended Credit Agreement is variable. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $4.9 million annual impact on our net income from continuing operations before taxes.

Our earnings are also affected by fluctuations in short-term interest rates through the investment of cash balances and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a bank that provide for pricing based on variable interest rates.

When considering the exposure under the agreements whereby we sell equipment finance contracts to both a commercial paper conduit and bank, we have the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the majority of the portfolio of installment contracts generally turns over in less than 48 months, and we can adjust the rate we charge on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, we use an interest rate curve that approximates the maturity period of the then-outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contracts sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets. We estimate that a 10% change in interest rates would have an approximate $1 million annual impact on our net income from continuing operations before taxes.

For further information on market risk, refer to Item 7A in our 2016 Annual Report on Form 10-K filed June 29, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2017. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 28, 2017.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 19, 2013, our Board of Directors approved a share repurchase plan that replaced a previously existing share repurchase plan. Under the March 19, 2013 plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018.
The following table presents activity under the stock repurchase plan during the third quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 30, 2016 to November 26, 2016	25,790	$38.76	25,790	15,396,854
November 27, 2016 to December 24, 2016	486,735	39.85	486,735	14,910,119
December 25, 2016 to January 28, 2017	399,078	41.37	399,078	14,511,041
	911,603	$40.48	911,603	14,511,041

During fiscal 2016, we entered into a credit agreement (the "Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. The Credit Agreement was due to expire in fiscal 2021. In the third quarter of fiscal 2017, we entered into an amendment of the Credit Agreement (the “Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. The Amended Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.
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

Dated: March 8, 2017

	By:	/s/ Ann B. Gugino
Ann B. Gugino
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Amended & Restated Credit Agreement among Patterson Companies, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, and the lenders party thereto, dated January 27, 2017 (incorporated by reference to our Current Report on Form 8-K, filed January 27, 2017 (File No. 000-20572)).

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