Form 10-K
period 2017-04-29
PATTERSON COMPANIES, INC.
filed 2017-06-28
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on October 29, 2016, was approximately $4,175,000,000 (For purposes of this calculation all of the registrant’s executive officers and directors are deemed affiliates of the registrant.)
As of June 20, 2017, there were 96,342,000 shares of Common Stock of the registrant issued and outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 29, 2017 are incorporated by reference into Part III.

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

General

Patterson Companies, Inc. is a value-added specialty distributor serving the U.S. and Canadian dental supply markets and the U.S., Canadian and U.K. animal health supply markets. Patterson operates through its two strategic business units, Patterson Dental and Patterson Animal Health, offering similar products and services to different customer bases. Each business is a market leader with a strong competitive position, serves a fragmented market that offers consolidation opportunities and offers relatively low-cost consumable supplies, making our value-added business proposition highly attractive to our customers. We believe that we have a strong brand identity as a value-added, full-service distributor with broad product and service offerings, having begun distributing dental supplies in 1877.
In fiscal 2017, we continued the transformation of Patterson that began in fiscal 2016, when we more than doubled the size of our animal health business through the acquisition of Animal Health International, Inc., for $1.1 billion in June 2015. This acquisition added a leading production animal supply business to our preexisting companion animal supply business, resulting in the creation of our animal health segment. In August 2015, we completed the disposition of our rehabilitative and assistive products supply business, Patterson Medical, for $717 million; the results of this business are now presented as discontinued operations. See Note 4 to the Consolidated Financial Statements for further information about the sale of Patterson Medical.
The following table sets forth consolidated net sales (in millions) by segment.

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Dental	$2,390	$2,476	$2,415
Animal Health	3,160	2,862	1,457
Corporate	43	49	39
Consolidated net sales	$5,593	$5,387	$3,911

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
Patterson became publicly traded in 1992 and is a corporation organized under the laws of the state of Minnesota. We are headquartered in St. Paul, Minnesota. Our principal executive offices are located at 1031 Mendota Heights Road, St. Paul, Minnesota, and our telephone number is (651) 686-1600. Unless the context specifically requires otherwise, the terms the “Company,” “Patterson,” “we,” “us” and “our” mean Patterson Companies, Inc., a Minnesota corporation, and its consolidated subsidiaries.
The Specialty Distribution Markets We Serve
We provide manufacturers with cost effective logistics and high-caliber sales professionals to access a geographically diverse customer base, which is critical to the supply chain for the markets we serve. We provide our customers with a vast array of value-added services, a dedicated and highly skilled sales team, and a broad selection of products through a single channel, thereby helping them efficiently manage their ordering process. Due in part to the inability of our customers to store and manage large quantities of supplies at their locations, the distribution of supplies and small equipment has been characterized by frequent, small-quantity orders, and a need for rapid, reliable and substantially-complete order fulfillment. Supplies and small equipment are generally purchased from more than one distributor, with one generally serving as the primary supplier.
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
Dental Supply Market
We estimate the dental supply market we serve to be approximately $7.7 billion annually and our share of this market, when direct distribution by manufacturers is included, to be approximately 31%. This market consists of a sizeable geographically dispersed number of fragmented dental practices. Customers range in size from sole practitioners to large group practices or service organizations. According to the American Dental Association and the Canadian Dental Association, there are over 196,000 dentists practicing in the U.S. and 21,000 dentists practicing in Canada, respectively. We believe the average dental practitioner purchases supplies from more than one vendor.
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
Animal Health Supply Market
We estimate the animal health supply market we serve to be approximately $14 billion annually and our share of this market, when direct distribution by manufacturers is included, to be approximately 23%. Similar to the dental supply market, the animal health supply market is fragmented and diverse. The animal health supply market is a mix of the production animal supply market, which primarily consists of beef and dairy cattle, poultry and swine, and other food-producing animals, and the companion animal supply market, which primarily consists of dogs, cats and horses. Our production animal customers include large animal veterinarians, beef producers (cow/calf, stocker and feedlots), dairy producers, poultry producers, swine producers and retail customers. According to the American Veterinary Medical Association, there are more than 68,000 veterinarians in private practice in the U.S. and Canada. Furthermore, there are approximately 22,000 veterinarians in the U.K. practicing in veterinary outlets; however, we believe there has been a shift in the U.K. market toward consolidation of veterinary practices. National Veterinary Services Limited, our veterinary products distributor in the U.K., has the highest percentage of buying groups and corporations as customers compared to its competitors.
The animal health supply market, impacted by growing companion pet ownership and care, as well as increased focus on safety and efficiency in livestock production, provides growth opportunities for us. We support our animal health customers through the distribution of biologicals, pharmaceuticals, parasiticides, supplies and equipment and by actively engaging in the development, sale and distribution of inventory, accounting and health management systems. Within the companion animal supply market, we anticipate increasing demand for veterinary services due to the following factors: the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in animal health products and diagnostic testing, and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies.
Product sales in the production animal supply market are impacted by volatility in commodity prices such as milk, grains, livestock and poultry. Changes in weather patterns also influence how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase. In addition, changes in the general economy can shift the number of animals treated, the timing of when animals are treated, to what extent they are treated and with which products they are treated. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

Within the production animal supply market, we anticipate an increasing demand for protein as consumption continues to increase with the growing population.
Competition
The distribution industry is highly competitive. It consists principally of national, regional and local full-service distributors, mail-order distributors and, increasingly, Internet-based businesses. Most of the products we sell are available to customers from a number of suppliers. In addition, our competitors could obtain exclusive rights from manufacturers to market particular products. Some manufacturers also sell directly to end-users, thereby eliminating or reducing our role and that of other distributors.
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
Successful distributors are increasingly providing value-added services in addition to the products they have traditionally provided. We believe that to remain competitive we must continue to add value to the distribution channel, while removing unnecessary costs associated with product movement. Significant price reductions by our competitors could result in competitive harm. Any of these competitive pressures may materially adversely affect our operating results.
Competitive Strengths
We have more than 130 years of experience in distributing products resulting in strong awareness of the Patterson brand. Although further information regarding these competitive strengths is set forth below in the discussion of our two strategic business units, our competitive strengths include:

•
Broad product and service offerings at competitive prices. We offer over 189,000 SKUs to our customers, including many proprietary branded products. We believe that our proprietary branded products and our competitive pricing strategy have generated a loyal customer base that is confident in our brands. Of the SKUs offered, approximately 89,000 are offered to our dental customers and approximately 100,000 are offered to our animal health customers. Our product offerings include consumables, equipment and software. Our service offerings include software and design services, repair and maintenance, and equipment financing.

•
Focus on customer relationships and exceptional customer service. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, interaction via phone with sales representatives, web-based activities including e-commerce and frequent direct marketing, emphasizing our broad product lines, competitive prices and ease of order placement. We focus on providing our customers with exceptional order fulfillment and a streamlined ordering process.

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

•
Using technology to enhance customer service. As part of our commitment to providing superior customer service, we offer our customers easy order placement. Although we offer computerized order entry systems that we believe help establish relationships with new customers and increase loyalty among existing customers, predominant platforms for ordering today include www.pattersondental.com, www.pattersonvet.com and www.animalhealthinternational.com. The use of these methods of ordering enables our sales representatives to spend more time with existing and prospective customers. Our Internet environment includes order entry, customer support for digital and our proprietary products, customer-loyalty program reports and services, and access to articles and manufacturers’ product information. We also provide real-time customer and sales information to our sales force, managers and vendors via the Internet. In addition, the Patterson Technology Center (the “PTC”) differentiates Patterson from our competition by positioning Patterson as a single-source solution for digital components. In addition to trouble-shooting through the PTC’s support center, customers can access various service capabilities offered by the PTC, including electronic claims and statement processing and system back-up capabilities.

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

•
Growing through internal expansion and acquisitions. We intend to continue to grow by hiring established sales representatives, hiring and training skilled sales professionals, opening additional locations as needed, and acquiring other distributors in order to enter new, or more deeply penetrate existing, geographic markets, gain access to additional product lines, and expand our customer base. We believe both of our operating segments are well positioned to take advantage of expected continued consolidation in our markets.

Dental Segment - Products, Services and Sources of Supply
Patterson Dental, one of the two largest distributors of dental products in North America, has operations in the U.S. and Canada. As a full-service, value-added supplier to over 114,000 dentists, dental laboratories, institutions, and other healthcare professionals, Patterson Dental provides consumable products (including infection control, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; exclusive, innovative technology solutions, including practice management software and e-commerce solutions; patient education systems; and office forms and stationery. Patterson Dental offers customers more than 89,000 SKUs of which approximately 4,000 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a range of related services including software and design services, maintenance and repair, and equipment financing. Net sales and operating income were $2.4 billion and $264 million in fiscal 2017, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Consumable	56%	56%	55%
Equipment and software	33	33	34
Other (1)	11	11	11
	100%	100%	100%

(1)	Consists of other value-added services, including software and design service, and maintenance and repair.

Patterson Dental obtains products from more than 800 vendors. Although our relationships with most vendors are non-exclusive, we do obtain certain products on an exclusive basis. During the course of fiscal 2017, we made the decision to end the exclusive portion of our relationship with Sirona in September 2017.  This decision is consistent with our strategy of serving the evolving needs of all of our customers and is expected to allow us to better serve the full range of practice models, including the Dental Support Organizations (“DSOs”) that represent an increasing share of the dental market.
While Patterson Dental makes purchases from many suppliers, and there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable. Our top ten supply vendors accounted for approximately 61% and 57% of the cost of products sold in fiscal 2017 and fiscal 2016, respectively. Of these ten, the top vendor accounted for 30% for fiscal 2017 and 25% for fiscal 2016 cost of sales.
Animal Health Segment - Products, Services and Sources of Supply
Patterson Animal Health is a leading distributor of animal health products in the U.S., Canada and the U.K. We sell more than 100,000 SKUs sourced from 3,500 manufacturers to over 50,000 customers in the highly fragmented animal health supply market. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, prescription and non-prescription diets, nutritionals, consumable supplies, equipment and software. We offer a private label portfolio of products to veterinarians, producers, and retailers through our Aspen, First Companion and Patterson Veterinary brands. We also provide a range of value-added services to our customers. Within our companion animal supply market, our principal customers are companion-pet and equine veterinarians, veterinary clinics, public and private institutions, and shelters. In our production animal supply market, our principal customers are large animal veterinarians, production animal operators and animal health product retailers. Net sales and operating income were $3.2 billion and $88 million in fiscal 2017, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our animal health segment customers:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Consumable	97%	97%	95%
Equipment and software	2	2	3
Other	1	1	2
	100%	100%	100%

Patterson Animal Health obtains products from 2,600 vendors in the U.S. and Canada and 900 vendors in the U.K. While Patterson Animal Health makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable. In fiscal 2017 and 2016, Patterson Animal Health’s top 10 manufacturers comprised approximately 70% of the total cost of sales, and the single largest supplier comprised 18% of the total cost of sales.

Sales, Marketing and Distribution
During fiscal 2017, we sold products or services to over 164,000 customers who made one or more purchases during the year. Our customers include dentists, laboratories, institutions, other healthcare professionals, veterinarians, other animal health professionals, production animal operators and animal health product retailers. No single customer accounted for more than 10% of sales during fiscal 2017, and we are not dependent on any single customer or geographic group of customers.
We have offices throughout the U.S. and Canada so that we can provide a presence in the market and decision-making near the customer. Patterson Animal Health also has a central office in the U.K. These offices, or sales branches, are staffed with a complete complement of our capabilities, including sales, customer service and technical service personnel, as well as a local manager who has decision-making authority with regard to customer-related transactions and issues.
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
Geographic Information
For information on revenues and long-lived assets of our dental and animal health segments by geographic area, see Note 12 to the Consolidated Financial Statements.

Discontinued Operations
In August 2015, we sold Patterson Medical Holdings, Inc., our wholly owned subsidiary responsible for our rehabilitation supply business known as Patterson Medical, for $717 million to Madison Dearborn Partners. For a limited period of time following the disposition, Patterson will continue to provide certain transition services to Patterson Medical, as owned by Madison Dearborn Partners, pursuant to a transition services agreement. See Note 4 to the Consolidated Financial Statements for additional information.
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
Employees
As of April 29, 2017, we had approximately 7,500 full-time employees. We have not experienced a shortage of qualified personnel in the past and believe that we will be able to attract such employees in the future. We believe our relations with employees to be good.
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
Executive Officers of the Registrant
Set forth below is the name, age and position of the executive officers of Patterson, who are elected annually and serve at the discretion of our Board of Directors, as of June 20, 2017.

James W. Wiltz	72	Interim President and Chief Executive Officer, Director – Patterson Companies, Inc.
Ann B. Gugino	45	Executive Vice President, Chief Financial Officer and Treasurer – Patterson Companies, Inc.
David G. Misiak	51	President - Patterson Dental North America
John E. Adent	49	Chief Executive Officer - Patterson Animal Health
Les B. Korsh	47	Vice President, General Counsel and Secretary - Patterson Companies, Inc.
Kelly A. Baker	48	Chief Human Resources Officer - Patterson Companies, Inc.

Background of Executive Officers

James W. Wiltz became our Interim President and Chief Executive Officer on June 1, 2017. Mr. Wiltz served as our President and Chief Executive Officer from May 2005 until his retirement in April 2010. Mr. Wiltz served as our President and Chief Operating Officer from April 2003 through May 2005. He began working with us in September 1969. From 1996 to 2003, Mr. Wiltz served as President of our subsidiary, Patterson Dental Supply, Inc. Since January 2010, Mr. Wiltz has served as a director of HealthEast Care System, a non-profit healthcare provider, and on its audit and finance committees. He has been one of our directors since March 2001.
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
David G. Misiak became President of Patterson Dental North America in November 2016.  Mr. Misiak, who has been employed by our company for more than 20 years in various sales and management roles of increasing responsibility, most recently served as President of Patterson Dental U.S. from July 2015 through October 2016.  He also serves as President of the Patterson Foundation Board of Directors.

John E. Adent, who currently serves as Chief Executive Officer of Patterson Animal Health, served as President and Chief Executive Officer of Animal Health International, Inc. from 2004 through Patterson’s acquisition of that company in June 2015.
Les B. Korsh became Vice President, General Counsel and Secretary of Patterson in July 2015. Mr. Korsh served as Patterson’s Associate General Counsel since June 2014. Prior to joining Patterson, Mr. Korsh held positions as Vice President and Associate General Counsel for MoneyGram International, Inc. from May 2004 to May 2014, and was a principal in the law firm of Gray Plant Mooty, P.A. from June 1999 to May 2004. He has served as a director of the Patterson Foundation since June 2016.
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
Item 1A. RISK FACTORS

The risks described below could have a material adverse effect on our business, reputation, financial condition and/or the trading price of our common stock. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations. You should not consider this list to be a complete statement of all risks and uncertainties. The order in which these factors appear should not be construed to indicate their relative importance or priority.

The dental and animal health supply markets are highly competitive, and we may not be able to compete successfully.

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

Uncertain weak economic conditions in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect our operating results and financial condition. These uncertainties, including, among other things:

•	changes to laws and policies governing foreign trade;

•	greater restrictions on imports and exports;

•	changes in laws and policies governing health care;

•	tariffs and sanctions;

•	the United Kingdom’s vote to leave the European Union;

•	election results;

•	sovereign debt levels;

•	the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues;

•	consumer confidence;

•	unemployment levels (and a corresponding increase in uninsured and underinsured population);

•	changes in regulations, including tax regulations;

•	increases in interest rates;

•	availability of capital;

•	increases in fuel and energy costs;

•	changes in tax rates and the availability of certain tax deductions;

•	increases in healthcare costs;

•	the threat or outbreak of terrorism or public unrest; and

•	changes in laws and policies in countries where we do business.

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

Weather, natural disaster, fire, terrorism, pandemic, strikes, geopolitical events or other reasons could impair our ability to distribute our products and conduct our business. If we are unable to manage effectively such events if they occur, there could be a material adverse effect on our business, financial condition or results of operations. Similarly, increases in service costs or service issues with our third-party shippers, including strikes or other service interruptions, could cause our operating expenses to rise and materially adversely affect our ability to deliver products on a timely basis. Our ability to provide same-day shipping and next-day delivery is an integral component of our business strategy and any significant increase in shipping rates or service interruptions could adversely impact our business, financial condition or results of operations.

Our business development efforts may suffer if we fail to provide our sales force and customers with the latest customer relationship and order management tools.

Due to generational and other trends in the dental and animal health industries, our customer base is increasingly comfortable with and reliant upon the latest technologies to manage their businesses. As part of our commitment to providing superior customer service, we offer our customers computerized order entry, customer support for digital and proprietary products, including the Patterson Technology Center, customer-loyalty program reports and services, and access to articles and manufacturers’ product information. We also provide real-time customer and sales information to our sales force, managers and vendors via the Internet to enable them to compete in the digital marketplace. While we have had past success with implementing customer relationship and order management technologies, our business development efforts may suffer if we fail to keep pace with rapidly changing technologies and customer expectations.

We are dependent on our suppliers because we generally do not manufacture the products we sell.

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

Pricing pressure from branded pharmaceutical manufacturers or adverse changes in supplier rebates could negatively affect our business.

We face pricing pressure from branded pharmaceutical manufacturers. In addition, the terms on which we purchase or sell products from many suppliers of animal health products may entitle us to receive a rebate based on the attainment of certain growth goals. Suppliers may reduce or eliminate rebates offered under their programs, or increase the growth goals or other conditions we must meet to earn rebates to levels that we cannot achieve. Increased competition either from generic or equivalent branded products could result in us failing to earn rebates that are conditioned upon achievement of growth goals. Additionally, factors outside of our control, such as customer preferences, consolidation of suppliers or supply issues, can have a material impact on our ability to achieve the growth goals established by our suppliers, which may reduce the amount of rebates we receive. The occurrence of any of these events could have an adverse impact on our results of operations.

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

We may experience competition from third-party online commerce sites.

Traditional distribution relationships are being challenged by online commerce solutions. Such competition will require us to cost-effectively adapt to changing technology, to continue to provide enhanced service offerings and to continue to differentiate our business (including with additional value-added services) to address demands of consumers and customers on a timely basis. The emergence of such competition and our inability to anticipate and effectively respond to changes on a timely basis could have a material adverse effect on our business.

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

We also increasingly rely upon server- and Internet-based technologies to run our business and to store our data as well as our customers’ data. The use of such technologies may carry additional cyber-security risks relative to those posed by legacy technologies. Our Internet-based services also depend on our ability and the ability of our customers access the Internet. In the event of any difficulties, outages or delays by Internet service providers, we may be impeded from providing such services, which may have a material adverse effect on our business and our reputation.

Our results of operations and cash flows could be adversely affected if our IS are interrupted, damaged by unforeseen events, are subject to cyber-security attacks, or fail for any extended period of time. If our business continuity plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations, which may adversely affect our business. We may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.

Breaches of information systems security could damage our reputation, disrupt operations, increase costs and/or decrease revenues.

We collect and store confidential information from customers so that they may, among other things, purchase products or services, use our software or practice management systems, enroll in promotional programs, register on our websites, engage in data conversion or otherwise communicate or interact with us. We also acquire and retain information about suppliers, employees and others in the normal course of business. We may be unable to protect sensitive data and/or the integrity of our IS. In addition, compliance with evolving privacy and information security laws and standards may result in significant additional expense due to increased investment in technology and the development of new operational processes. We could be subject to liability for failure to comply with these laws and standards, failure to protect information, or failure to respond appropriately to an incident or misuse of information, including use of information for unauthorized marketing purposes.

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

Our ability to make payments on our debt obligations depends on our performance.

Our ability to make scheduled payments on, or refinance, our debt obligations depends on our operational and financial performance, which is subject to economic conditions and financial market conditions beyond our control. If our performance were to suffer, our access to the capital necessary to run our business may become limited.

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

Our ability to execute our business strategies and retain key employees may be adversely affected by uncertainty associated with the transition to a successor Chief Executive Officer.

In June 2017, we announced a leadership transition involving our Chief Executive Officer. Although we have employed an interim Chief Executive Officer, we are currently conducting a search for a successor. This type of management change has the potential to disrupt our operations due to the diversion of efforts of our executive management team toward managing the transition, the sufficiency of management resources to drive key business initiatives forward, the potential deterioration of morale, and the potential for departures among senior management. This change also increases our dependency on members of the executive leadership team who remain with us. These individuals are not contractually obligated to remain employed by us and may leave at any time. Such a departure could be particularly disruptive in light of the transition we are currently undergoing. In addition, the loss of any of these individuals could significantly delay, prevent the achievement of, or make it more difficult for us to pursue and execute on our business objectives, and could have an adverse effect on our business, financial condition and operating results. We also expect to incur costs related to the transition, including transitional salary and severance payments, as well as recruiting costs, including equity awards, non-equity incentive awards and potential relocation payments, relating to the hiring of a successor Chief Executive Officer.

Our future success depends on our leadership development and succession planning.

Our success depends, in large part, on our ability to recruit skilled personnel and then train our personnel to support the long-term growth of our business. While our Board of Directors and management actively monitor our succession plans and processes, our business could suffer if we lose key personnel unexpectedly. In addition, competition for senior management is intense and we may not be successful in attracting and retaining key personnel.

If we experience significant disruptions in our operations during our enterprise resource planning system implementation, our business may be adversely affected.

We depend on our information technology systems and our financial shared services for the efficient functioning of our business, including accounting, billing, data storage, purchasing and inventory management. We are working on implementing a new enterprise resource planning (“ERP”) system across our significant operating locations. Although we believe we are more than halfway through the rollout, our ERP system implementation will require the investment of significant human and financial resources. During implementation, we may encounter difficulties in operating our business, which could disrupt our operations, including our ability to timely ship and track customer orders, determine inventory requirements, manage our supply chain, manage customer billing and otherwise adequately service our customers, and lead to increased costs and other difficulties. If we experience significant disruptions during our ERP implementation, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our operating results and cash flows.

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

In order to fund our financial obligations in connection with the Animal Health International, Inc. acquisition, we entered into a credit agreement, which includes customary covenants that impose restrictions on our business and financing activities, subject to certain exceptions or the consent of our lenders, including, among other things, limits on our ability to incur additional debt, create liens, enter into merger, acquisition and divestiture transactions, pay dividends and engage in transactions with affiliates. The credit agreement contains certain customary affirmative covenants, including a requirement that we maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, and customary events of default. Our ability to comply with these covenants may be adversely affected by events beyond our control, including economic, financial and industry conditions. A breach of the credit agreement covenants may result in an event of default, which could allow our lenders to terminate the commitments under the credit agreement, declare all amounts outstanding under the credit agreement (if any), together with accrued interest, to be immediately due and payable, and exercise other rights and remedies. If this occurs, we may not be able to refinance the accelerated indebtedness on acceptable terms, or at all, or otherwise repay the accelerated indebtedness.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES
We own our principal executive offices in St. Paul, Minnesota, and the majority of our distribution and manufacturing facilities. Leases of other distribution and administrative facilities generally are on a long-term basis, expiring at various times, with options to renew for additional periods. Most sales offices are leased for varying and usually shorter periods, with or without renewal options. We believe our properties are in good operating condition and are suitable for the purposes for which they are being used.
Patterson Logistics Services
The majority of assets we use to distribute product are owned and operated by Patterson Logistics Services, Inc. (“PLSI”), a wholly-owned subsidiary, which operates the distribution function for the benefit of our dental and animal health segments in the U.S. PLSI also advises on the operations of our fulfillment centers outside of the U.S., but these properties are not owned by PLSI.
As of April 29, 2017, PLSI operated the following 13 fulfillment centers (seven primary centers) totaling 1.0 million square feet:

•	two dental fulfillment centers (Hawaii and Texas);

•	four animal health fulfillment centers (Alabama, Colorado and Texas (two)); and

•	seven fulfillment centers that distribute dental and animal health products (California, Florida, Indiana, Iowa, Pennsylvania, South Carolina and Washington).
Approximately 90% of the PLSI fulfillment center space is owned.
Dental
In addition to the locations operated by PLSI, Patterson Dental utilizes an owned location in Illinois to produce and ship printed office products. Operations in Canada are supported by fulfillment centers located in Quebec and Alberta. This segment is headquartered in our principal executive offices, and maintains sales and administrative offices at approximately 75 locations across 40 states in the U.S. and 10 locations in Canada, the majority of which are leased. In addition, this segment operates the Patterson Technology Center, a 100,000 square-foot facility in Illinois.
Animal Health

In addition to the locations operated by PLSI, Patterson Animal Health has approximately 100 properties located in the U.S. and Canada, the majority of which are leased.  In the U.S., these properties are in 89 locations across 27 states, and comprise fulfillment centers, storage locations, sales and administrative offices, retail stores and call centers.  In Canada, operations are supported by two fulfillment centers located in Alberta and Ontario.  The segment’s operations in the U.K. are supported by a primary distribution facility in Stoke-on-Trent and an additional nine depots used as secondary distribution points throughout the U.K.  The headquarters for this segment are located in a leased office in Colorado.
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

	High	Low	Dividends per share
Fiscal 2017
First Quarter	$50.40	$42.69	$0.24
Second Quarter	49.69	42.08	0.24
Third Quarter	49.26	36.46	0.24
Fourth Quarter	46.13	40.68	0.26
Fiscal 2016
First Quarter	50.94	45.32	0.22
Second Quarter	53.07	42.62	0.22
Third Quarter	48.87	38.51	0.22
Fourth Quarter	46.64	40.17	0.24
Holders
On June 20, 2017, the number of holders on record of common stock was 1,858. The transfer agent for Patterson’s common stock is Wells Fargo Bank, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.
Dividends
In fiscal 2017, a quarterly cash dividend of $0.24 per share was paid throughout the year, except in the fourth quarter when the dividend was increased to $0.26 per share. We expect to continue to pay a quarterly cash dividend for the foreseeable future; however, the payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, operating results and financial condition among other factors.
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
The following table presents activity under the stock repurchase plan during the fourth quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 29, 2017 to February 25, 2017	201,250	$42.15	201,250	14,309,791
February 26, 2017 to March 25, 2017	461,030	44.92	461,030	13,848,761
March 26, 2017 to April 29, 2017	206,711	44.95	206,711	13,642,050
	868,991	$44.28	868,991	13,642,050

Performance Graph

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 28, 2012, through April 29, 2017, with the cumulative return over the same time period on the same amount invested in the S&P 500 Index and a Peer Group Index, consisting of seven companies (including our company) based on the same Standard Industrial Classification Code.* The chart below the graph sets forth the actual numbers depicted on the graph.

	Fiscal Year Ending
	4/28/2012	4/27/2013	4/26/2014	4/25/2015	4/30/2016	4/29/2017
Patterson Companies, Inc.	100.00	112.08	124.42	149.29	136.97	143.68
S&P 500	100.00	115.32	138.69	160.85	160.35	189.08
Peer Group	100.00	112.83	134.78	161.76	178.76	183.88

*
The current composition of SIC Code 5047 – Wholesale – Medical, Dental & Hospital Equipment & Supplies – is as follows: Fuse Medical, Inc., Henry Schein, Inc., Millennium Healthcare, Inc., Owens & Minor, Inc., Cerebain Biotech Corp., Vet Supply, Inc. and Patterson Companies, Inc.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 29, 2017 (2)	April 30, 2016 (3)	April 25, 2015	April 26, 2014(4)	April 27, 2013
Statement of Income Data:
Net sales	$5,593,127	$5,386,703	$3,910,865	$3,585,141	$3,135,215
Cost of sales	4,291,730	4,063,955	2,850,316	2,566,444	2,138,468
Gross profit	1,301,397	1,322,748	1,060,549	1,018,697	996,747
Operating expenses	1,013,469	975,035	755,963	724,971	711,532
Operating income	287,928	347,713	304,586	293,726	285,215
Other expense, net	(37,047)	(46,020)	(30,268)	(32,463)	(33,670)
Income from continuing operations before taxes	250,881	301,693	274,318	261,263	251,545
Income tax expense	77,093	116,009	94,235	89,931	86,629
Net income from continuing operations	173,788	185,684	180,083	171,332	164,916
Net income (loss) from discontinued operations	(2,895)	1,500	43,178	29,280	45,356
Net income	$170,893	$187,184	$223,261	$200,612	$210,272
Diluted earnings (loss) per share:
Continuing operations	$1.82	$1.90	$1.81	$1.69	$1.59
Discontinued operations (1)	(0.03)	0.01	0.43	0.28	0.44
Net diluted earnings per share	$1.79	$1.91	$2.24	$1.97	$2.03
Weighted average shares and potentially dilutive shares outstanding	95,567	97,902	99,694	101,643	103,807
Dividends per common share	$0.98	$0.90	$0.82	$0.68	$0.58
Balance Sheet Data:
Working capital	$899,662	$918,206	$995,540	$872,254	$912,817
Total assets	3,507,913	3,520,804	2,945,248	2,863,191	2,679,862
Total long-term debt	998,272	1,022,155	722,542	723,514	723,084
Stockholders’ equity	1,394,433	1,441,746	1,514,123	1,471,664	1,394,455
See the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(1)	Fiscal 2014 includes a pre-tax restructuring charge of $15.4 million, or $0.13 per diluted share on an after-tax basis.

(2)
Fiscal 2017 includes a pre-tax non-cash impairment charge of $36.3 million, or $23.0 million after taxes or $0.24 per diluted share. See Note 3 to the Consolidated Financial Statements for additional information.

(3)
In June 2015, we acquired Animal Health International, Inc. Prior to our acquisition, Animal Health International, Inc. generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. In connection with this acquisition, we incurred pre-tax transaction costs of $13.7 million, or $0.11 per diluted share from continuing operations on an after-tax basis. Also in fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $12.3 million from the repatriation was recorded during fiscal 2016. See Note 11 to the Consolidated Financial Statements for additional information.

(4)
In August 2013, we acquired National Veterinary Services Limited ("NVS"), which had revenues of more than £315 million, or approximately $493 million, in its fiscal year ended June 30, 2013 prior to acquisition. NVS results beginning on the date of the acquisition are included in continuing operations.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Our financial information for fiscal 2017 is summarized in this Management’s Discussion and Analysis and the Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
In August 2015, we divested our wholly-owned subsidiary Patterson Medical Holdings, Inc. ("Patterson Medical"), the entity through which we operated the rehabilitation supply business. We classified the results of operations of Patterson Medical as discontinued operations for all periods presented in the consolidated statements of income and other comprehensive income.
Operating margins of the animal health business are considerably lower than the dental business. While operating expenses run at a lower rate in the animal health business when compared to the dental business, gross margins in the animal health business are substantially lower due generally to the low margins experienced on the sale of pharmaceutical products.
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal years 2017, 2016 and 2015 ended on April 29, 2017, April 30, 2016 and April 25, 2015, respectively. Fiscal years 2017 and 2015 consisted of 52 weeks, while fiscal year 2016 consisted of 53 weeks. Fiscal year 2018 will end on April 28, 2018 and will consist of 52 weeks.
We believe there are several important aspects of our business that are useful in analyzing it, including: (1) growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines internal growth as the increase in net sales from period to period, adjusting for differences in the number of weeks in fiscal years, excluding the impact of changes in currency exchange rates, and excluding the net sales, for a period of twelve months following the transaction date, of businesses we have acquired.
The following significant activities occurred in fiscal 2016 or 2017:
Enterprise Resource Planning System Initiatives. In the third quarter of fiscal 2017, we completed the application development stage of our enterprise resource planning ("ERP") system, and we began depreciating our investment in such system. We incurred increased depreciation and other operating expenses of approximately $25.0 million in the fiscal year ended April 29, 2017 as compared to the fiscal year ended April 30, 2016, related to this implementation.
Intangible Asset Impairment. In fiscal 2006, we extended our exclusive North American distribution relationship with Sirona Dental Systems for Sirona’s CEREC 3D dental restorative system. At that time, we paid a $100.0 million distribution fee to extend the existing exclusive relationship for at least a 10-year period beginning in 2007. This distribution fee has been accounted for as an intangible asset that has been amortized since 2007. Based on our November 2016 decision not to extend sales exclusivity for the full Sirona portfolio of products, we recorded a pre-tax non-cash impairment charge of $36.3 million, or $23.0 million after taxes or $0.24 per diluted share in our Dental segment in the third quarter of fiscal 2017, related to the distribution fee associated with the CEREC product component of this arrangement.
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
Patterson Medical Sale. In August 2015, we sold Patterson Medical for $716.9 million. See Note 4 to the Consolidated Financial Statements for additional information.
Cash Repatriation. In fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. A continuing operations tax impact of $12.3 million from the repatriation was recorded during fiscal 2016. During fiscal 2017, we recorded a $2.4 million tax benefit related to a change in estimate of the tax impact of the cash repatriation. See Note 11 to the Consolidated Financial Statements for additional information.
Results of Operations
The following table summarizes our results from continuing operations as a percent of sales from continuing operations:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.7	75.4	72.9
Gross profit	23.3	24.6	27.1
Operating expenses	18.2	18.1	19.3
Operating income from continuing operations	5.1	6.5	7.8
Other income (expense)	(0.6)	(0.9)	(0.8)
Income from continuing operations before taxes	4.5	5.6	7.0
Income tax expense	1.4	2.2	2.4
Net income from continuing operations	3.1%	3.4%	4.6%
Fiscal 2017 Compared to Fiscal 2016

Continuing Operations

Net Sales. Consolidated net sales in fiscal 2017 were $5,593.1 million, an increase of 3.8% from $5,386.7 million in fiscal 2016. The inclusion of Animal Health International, Inc. results for approximately six additional weeks in fiscal 2017 had a 3.6% favorable impact on sales, foreign exchange rate changes had an estimated 1.7% unfavorable impact on fiscal 2017 sales, and one less week of results in fiscal 2017 had a 1.0% unfavorable impact on sales, resulting in internal growth of 2.9%.
Dental segment sales decreased 3.5% to $2,390.2 million in fiscal 2017 from $2,476.2 million in fiscal 2016. One less week of results in the current period had an estimated 1.1% unfavorable impact on sales. Adjusting for this difference in number of weeks, sales decreased 2.4%. Sales of consumables decreased 4.1%, primarily due to having one less week of results in the current period and to a sales force realignment in the first quarter of fiscal 2017. Dental equipment and software sales decreased 3.2%, primarily due to a decrease in sales of digital products, partially offset by increased sales of core equipment. Other dental sales, consisting primarily of technical service parts and labor, software support services and artificial teeth, decreased 1.0% in fiscal 2017.
Animal Health segment sales grew 10.4% to $3,159.8 million in fiscal 2017 from $2,862.2 million in fiscal 2016. Incremental sales attributed to the acquisition of Animal Health International, Inc. contributed 6.8% to this sales growth, foreign exchange rate changes had an unfavorable impact of 3.1% on fiscal 2017 sales, and one less week of results in fiscal 2017 had a 1.0% unfavorable impact on sales, resulting in internal growth of 7.7%. In addition, due to changes in certain vendor relationships, sales of certain products previously recognized on an agency basis were recognized on a buy/sell basis during fiscal 2017, resulting in a 2.5% favorable impact to sales.

Gross Profit. Consolidated gross profit margin decreased 130 basis points from the prior year to 23.3%. The decrease in the gross profit margin rate was predominantly the result of the inclusion of sales and cost of sales from Animal Health International, Inc. in our results for a full year in fiscal 2017, as that business traditionally has lower gross margins than our historical businesses. In addition, the Animal Health segment gross margin rate declined when compared to the prior year, primarily as a result of pricing pressure from branded pharmaceutical manufacturers, execution challenges associated with integration activities in our Animal Health segment and unfavorable product mix.
Operating Expenses. Consolidated operating expenses for fiscal 2017 were $1,013.5 million, a 3.9% increase from the prior year of $975.0 million. The increase was predominantly the result of the $36.3 million intangible asset impairment charge recognized in fiscal 2017 in our Dental segment, increased expenses related to our ERP system initiatives and the inclusion of Animal Health International, Inc. results for a full year in fiscal 2017, partially offset by reduced transaction costs related to the acquisition of Animal Health International, Inc., synergy capture in our Animal Health segment and cost containment efforts. The consolidated operating expense ratio of 18.2% decreased 10 basis points from the prior year due to these same factors.

Operating Income from Continuing Operations. Operating income from continuing operations was $287.9 million, or 5.1% of net sales, in fiscal 2017, compared to $347.7 million, or 6.5% of sales, in fiscal 2016. The decrease in operating income from continuing operations and operating income as a percent of sales were driven primarily by the impairment charge and increased expenses related to our ERP system initiative. The decrease in operating income as a percent of sales was mainly due to these same factors.

Dental segment operating income was $263.7 million for fiscal 2017, a decrease of $48.5 million from the prior year period. The decrease was driven primarily by the impairment charge, increased expenses related to our ERP system initiatives and lower sales volumes.

Animal Health segment operating income was $88.1 million for fiscal 2017, a decrease of $6.2 million from the prior year period. The decrease was primarily driven by lower gross margins, which decreased as a result of pricing pressure from branded pharmaceutical manufacturers, execution challenges associated with integration activities, unfavorable product mix and increased expenses related to our ERP system initiatives. Synergy capture, cost containment efforts and lower bad debt expense in fiscal 2017 partially offset these factors.

Corporate segment operating loss was $63.9 million for fiscal 2017, as compared to a loss of $58.8 million from the prior year period. The change was driven primarily by lower net sales related to our customer financing contracts and increased legal expenses, partially offset by reduced transaction costs related to the acquisition of Animal Health International, Inc.

Other Income (Expense), Net. Net other expense was $37.0 million in fiscal 2017, compared to $46.0 million in fiscal 2016. The decrease was mainly due to $5.2 million of accelerated debt issuance cost amortization incurred in fiscal 2016.

Income Tax Expense. The effective income tax rate was 30.7% in fiscal 2017 and 38.5% in fiscal 2016. The decrease in the rate was primarily due to the prior year impact of cash repatriation and transaction-related costs incurred in the acquisition of Animal Health International, Inc. In addition, the current year rate included excess tax benefits from the adoption of ASU No. 2016-09. See Note 1 to the Consolidated Financial Statements for additional information on this adoption.

Net Income and Earnings Per Share from Continuing Operations. Net income from continuing operations decreased 6.4% to $173.8 million in fiscal 2017, compared to $185.7 million in the prior year. Earnings per diluted share from continuing operations were $1.82 in fiscal 2017, compared to $1.90 in the prior year. Weighted average diluted shares in fiscal 2017 were 95,567,000, compared to 97,902,000 in the prior year. The fiscal 2017 cash dividend was $0.98 per common share, compared to $0.90 in the prior year.

Discontinued Operations

Net loss from discontinued operations was $2.9 million in fiscal 2017, compared to net income from discontinued operations of $1.5 million in fiscal 2016. The net loss incurred during fiscal 2017 was due to a change in estimate of the tax impact of the sale of Patterson Medical.

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
Gross Profit. Consolidated gross profit margin for fiscal 2016 decreased 250 basis points from the prior year to 24.6%. The decrease in gross profit margin was predominantly the result of the inclusion of sales and cost of sales from Animal Health International, Inc. in our results, as that business traditionally has lower gross margins than our historical businesses.

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

Dental segment operating income was $312.2 million for fiscal 2016, an increase of $11.8 million from the prior year period. The increase was driven primarily by higher sales volumes.

Animal Health segment operating income was $94.3 million for fiscal 2016, an increase of $37.6 million from the prior year period. The increase was primarily driven by the inclusion of results of Animal Health International, Inc., which contributed $37.2 million of operating income in fiscal 2016.

Corporate segment operating loss was $58.8 million for fiscal 2016, as compared to a loss of $52.4 million from the prior year period. The change was driven primarily by transaction costs incurred in fiscal 2016.

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

Income Tax Expense. The effective income tax rate was 38.5% in fiscal 2016 and 34.4% in fiscal 2015. The increase in the rate was primarily due to the fiscal 2016 impact of cash repatriation and transaction-related costs incurred related to the acquisition of Animal Health International, Inc.

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

Liquidity and Capital Resources

Patterson’s operating cash flow has been our principal source of liquidity in the last three fiscal years. During each of these fiscal years, we used our revolving credit facility as a source of liquidity in addition to operating cash flow. Net cash provided by operating activities was $162.7 million in fiscal 2017, compared to $156.3 million in fiscal 2016 and $262.7 million in fiscal 2015. Our cash flows from operating activities are primarily driven by net income from continuing operations, partially offset by uses of cash within discontinued operations of $2.9 million in fiscal 2017 and $38.5 million in fiscal 2016. In fiscal 2015, net cash provided by operating activities from discontinued operations was $57.6 million.

Net cash flows provided by investing activities were $1.2 million in fiscal 2017, compared to net cash flows used in investing activities of $400.6 million and $9.6 million in fiscal 2016 and 2015, respectively. Capital expenditures were $47.0 million, $79.4 million and $60.7 million in fiscal years 2017, 2016 and 2015, respectively. Significant expenditures in each year included investments in our ERP system initiatives. We expect to use a total of approximately $50 million for capital expenditures in fiscal 2018. Fiscal 2016 included the purchase of Animal Health International, Inc. for $1,106.6 million, which was partially offset by the receipt of net cash proceeds of $714.4 million from completion of the sale of Patterson Medical. Fiscal years 2016 and 2015 included the sale of securities of $48.7 million and $40.8 million, respectively.
During fiscal 2016, we entered into a credit agreement (the "Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. The Credit Agreement was due to expire in fiscal 2021.
During fiscal 2017, we entered into an amendment of the Credit Agreement (the “Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022. As of April 29, 2017, $291.4 million of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 2.24%, and $59.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.19%. At April 30, 2016, $317.6 million was outstanding under the Credit Agreement unsecured term loan at an interest rate of 1.81%, and $20.0 million was outstanding under the Credit Agreement revolving line of credit at an interest rate of 3.88%.

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

Total dividends paid in fiscal years 2017, 2016 and 2015 were $95.9 million, $90.6 million and $81.8 million, respectively. We expect to continue to pay a quarterly cash dividend for the foreseeable future. In fiscal 2017, we repurchased 2.9 million shares of common stock for $125.4 million. In fiscal 2016, we repurchased 4.4 million shares of common stock for $200.0 million. In fiscal 2015, we repurchased 1.2 million shares of common stock for $47.5 million. Under a share repurchase plan authorized by the Board of Directors in March 2013, Patterson may repurchase up to 25.0 million shares of its common stock. This authorization remains in effect through March 19, 2018. As of April 29, 2017, approximately 13.6 million shares remain available under the current repurchase authorization.

We have $95.0 million in cash and cash equivalents as of April 29, 2017, of which $49.8 million is in foreign bank accounts. See Note 11 to the Consolidated Financial Statements for further information regarding our intention to permanently reinvest these funds. Included in cash and cash equivalents as of April 29, 2017 is $17.9 million of cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. See Note 7 to the Consolidated Financial Statements for further information. We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the next fiscal year.

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

Customer Financing Arrangements

As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under our sponsored program, equipment purchased by customers with strong credit may be financed up to a maximum of $1 million. We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. We currently have two arrangements under which we sell these contracts.

First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU") serving as the agent. We utilize PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to BTMU. The capacity under the agreement with BTMU at April 29, 2017 was $575 million.

Second, we also maintain an agreement with Fifth Third Bank ("Fifth Third") whereby the bank purchases customers’ financing contracts. PDC Funding II, a consolidated, wholly owned subsidiary, sells financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. The capacity under the agreement with Fifth Third at April 29, 2017 was $100 million.

Our financing business is described in further detail in Note 7 to the Consolidated Financial Statements.
Contractual Obligations
A summary of our contractual obligations as of April 29, 2017 follows (in thousands):

	Payments due by year
	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt principal	$1,016,387	$164,754	$100,573	$401,060	$350,000
Long-term debt interest	164,891	35,241	50,353	45,717	33,580
Operating leases	71,028	22,690	27,682	14,841	5,815
Total	$1,252,306	$222,685	$178,608	$461,618	$389,395

(1)	Includes $150,000 classified as long-term debt on the consolidated balance sheet as we have both the intent and ability to refinance at the time the debt is set to mature in March 2018.
As of April 29, 2017 our gross liability for uncertain tax positions, including interest and penalties, was $15.4 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.
For a more complete description of our contractual obligations, see Notes 6 and 10 to the Consolidated Financial Statements.

Outlook

We believe certain strategic decisions made will have an effect on our future results of operations. In the near term, we believe that our decision to not extend our exclusive relationship with Sirona for its full portfolio of products and a realignment of our sales force will have a negative effect on sales. In addition, we expect to incur increased operating expenses associated with our ERP system initiatives. While these strategic decisions are expected to impact our near-term performance, we believe that we are making the right strategic moves to facilitate growth in our two key operating businesses.

Asset Management
The following table summarizes our accounts receivable days sales outstanding (“DSO”) and average annual inventory turnover for the past three fiscal years:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
DSO (1)	55	49	48
Inventory turnover	6.0	7.1	6.2
(1)Calculation includes approximately $50 million, $18 million and $12 million as of April 29, 2017, April 30, 2016 and April 25, 2015, respectively, of receivables from finance contracts received from customers related to certain financing promotions.
Foreign Operations

We derive foreign sales from Dental operations in Canada, and Animal Health operations in Canada and the U.K. Fluctuations in currency exchange rates have not significantly impacted earnings, as these fluctuations impact sales, cost of sales and operating expenses. However, changes in exchange rates adversely affected net sales by $89.9 million, $69.4 million, and $37.1 million in fiscal years 2017, 2016 and 2015, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.
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
Patterson Advantage Loyalty Program – Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated in January 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 29, 2017, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87% of the maximum potential amount that could be redeemed. We use the redemption recognition method, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
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
Goodwill and Other Indefinite-Lived Intangible Assets – Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We have two reporting units as of April 29, 2017; dental and animal health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.
We evaluate goodwill at least annually. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test. In fiscal 2017, we determined it was appropriate to perform a two-step impairment test.
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
In the fourth quarter of fiscal 2017, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment, and that our dental reporting unit was not at risk of failing step 1. The animal health reporting unit has a higher level of sensitivity to impairment as management currently assesses the various estimates and assumptions used to conduct these tests. Adverse changes to one or more of these estimates or assumptions could cause us to recognize a material impairment charge on this reporting unit. At April 29, 2017, the estimated fair value of the animal health reporting unit exceeded its book value by approximately 11%.
Long-Lived Assets – Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of customer lists. When impairment exists, the related assets are written down to fair value using level 3 inputs, as discussed further in Note 9 to the Consolidated Financial Statements. In fiscal 2017, we recorded a non-cash impairment charge of $36.3 million related to a distribution agreement intangible asset. Refer to Note 3 to the Consolidated Financial Statements for more information.
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

We are exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although we are not currently involved with foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have changed net sales by approximately $79 million for the fiscal year ended April 29, 2017. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. We estimate that if foreign currency exchange rates changed by 10%, the impact would have been approximately $3 million to earnings before income taxes for the fiscal year ended April 29, 2017.

During fiscal 2016, we entered into the Credit Agreement under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit, which was due to expire in fiscal 2021. In the third quarter of fiscal 2017, we entered into an amendment of the Credit Agreement (the “Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. Interest on borrowings under the Amended Credit Agreement is variable. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $3.5 million annual impact on our net income from continuing operations before taxes.

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

We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 29, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Patterson Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, Controls and Procedures, of this Annual report on Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Patterson Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 29, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patterson Companies, Inc. as of April 29, 2017 and April 30, 2016, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 29, 2017, and our report dated June 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Patterson Companies, Inc.

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. as of April 29, 2017 and April 30, 2016, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 29, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Companies, Inc. at April 29, 2017 and April 30, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 29, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patterson Companies, Inc.’s internal control over financial reporting as of April 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 28, 2017

PATTERSON COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 29, 2017	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$94,959	$137,453
Receivables, net of allowance for doubtful accounts of $9,342 and $12,008	884,803	796,693
Inventory	711,903	722,140
Prepaid expenses and other current assets	111,928	91,255
Total current assets	1,803,593	1,747,541
Property and equipment, net	298,452	293,315
Long-term receivables, net	101,529	88,248
Goodwill	813,547	816,592
Identifiable intangibles, net	425,436	509,297
Other non-current assets	65,356	65,811
Total assets	$3,507,913	$3,520,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616,859	$566,253
Accrued payroll expense	56,881	75,448
Other accrued liabilities	156,437	151,134
Current maturities of long-term debt	14,754	16,500
Borrowings on revolving credit	59,000	20,000
Total current liabilities	903,931	829,335
Long-term debt	998,272	1,022,155
Deferred income taxes	191,686	206,896
Other non-current liabilities	19,591	20,672
Total liabilities	2,113,480	2,079,058
Stockholders’ equity:
Common stock, $.01 par value: 600,000 shares authorized; 96,534 and 99,107 shares issued and outstanding	966	991
Additional paid-in capital	72,973	48,477
Accumulated other comprehensive loss	(92,669)	(67,964)
Retained earnings	1,481,234	1,529,158
Unearned ESOP shares	(68,071)	(68,916)
Total stockholders’ equity	1,394,433	1,441,746
Total liabilities and stockholders’ equity	$3,507,913	$3,520,804
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Net sales	$5,593,127	$5,386,703	$3,910,865
Cost of sales	4,291,730	4,063,955	2,850,316
Gross profit	1,301,397	1,322,748	1,060,549
Operating expenses	1,013,469	975,035	755,963
Operating income from continuing operations	287,928	347,713	304,586
Other income (expense):
Other income, net	6,013	4,045	3,425
Interest expense	(43,060)	(50,065)	(33,693)
Income from continuing operations before taxes	250,881	301,693	274,318
Income tax expense	77,093	116,009	94,235
Net income from continuing operations	173,788	185,684	180,083
Net income (loss) from discontinued operations	(2,895)	1,500	43,178
Net income	$170,893	$187,184	$223,261
Basic earnings (loss) per share:
Continuing operations	$1.83	$1.91	$1.82
Discontinued operations	(0.03)	0.02	0.44
Net basic earnings per share	$1.80	$1.93	$2.26
Diluted earnings (loss) per share:
Continuing operations	$1.82	$1.90	$1.81
Discontinued operations	(0.03)	0.01	0.43
Net diluted earnings per share	$1.79	$1.91	$2.24
Weighted average shares:
Basic	94,897	97,222	98,989
Diluted	95,567	97,902	99,694
Dividends declared per common share	$0.98	$0.90	$0.82
Comprehensive income
Net income	$170,893	$187,184	$223,261
Foreign currency translation loss	(26,450)	(9,552)	(73,271)
Cash flow hedges, net of tax	1,745	1,934	(12,445)
Comprehensive income	$146,188	$179,566	$137,545
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Unearned ESOP Shares	Total
	Number	Amount
Balance at April 26, 2014	103,965	$1,040	$—	$25,370	$1,531,198	$(85,944)	$1,471,664
Foreign currency translation	—	—	—	(73,271)	—	—	(73,271)
Cash flow hedges	—	—	—	(12,445)	—	—	(12,445)
Net income	—	—	—	—	223,261	—	223,261
Dividends declared	—	—	—	—	(82,531)	—	(82,531)
Common stock issued and related tax benefits	507	5	11,331	—	—	—	11,336
Repurchase of common stock	(1,194)	(12)	(5,747)	—	(41,780)	—	(47,539)
Stock based compensation	—	—	15,442	—	—	—	15,442
ESOP activity	—	—	—	—	—	8,206	8,206
Balance at April 25, 2015	103,278	1,033	21,026	(60,346)	1,630,148	(77,738)	1,514,123
Foreign currency translation	—	—	—	(9,552)	—	—	(9,552)
Cash flow hedges	—	—	—	1,934	—	—	1,934
Net income	—	—	—	—	187,184	—	187,184
Dividends declared	—	—	—	—	(88,218)	—	(88,218)
Common stock issued and related tax benefits	208	2	12,875	—	—	—	12,877
Repurchase of common stock	(4,379)	(44)	—	—	(199,956)	—	(200,000)
Stock based compensation	—	—	14,576	—	—	—	14,576
ESOP activity	—	—	—	—	—	8,822	8,822
Balance at April 30, 2016	99,107	991	48,477	(67,964)	1,529,158	(68,916)	1,441,746
Foreign currency translation	—	—	—	(26,450)	—	—	(26,450)
Cash flow hedges	—	—	—	1,745	—	—	1,745
Net income	—	—	—	—	170,893	—	170,893
Dividends declared	—	—	—	—	(93,461)	—	(93,461)
Common stock issued and related tax benefits	282	3	6,786	—	—	—	6,789
Repurchase of common stock	(2,855)	(28)	—	—	(125,356)	—	(125,384)
Stock based compensation	—	—	17,710	—	—	—	17,710
ESOP activity	—	—	—	—	—	845	845
Balance at April 29, 2017	96,534	$966	$72,973	$(92,669)	$1,481,234	$(68,071)	$1,394,433
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Operating activities:
Net income	$170,893	$187,184	$223,261
Net income (loss) from discontinued operations	(2,895)	1,500	43,178
Net income from continuing operations	173,788	185,684	180,083
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	40,004	34,315	23,768
Amortization	43,814	48,068	20,755
Intangible asset impairment	36,312	—	—
Bad debt expense	1,642	8,246	2,546
Non-cash employee compensation	19,025	28,851	23,070
Accelerated amortization of debt issuance costs on early retirement of debt	60	5,153	—
Excess tax benefits from stock-based compensation	—	(2,656)	(255)
Deferred income taxes	(13,713)	(16,034)	460
Change in assets and liabilities, net of acquired:
Receivables	(103,181)	(57,249)	(40,696)
Inventory	(961)	(118,351)	(21,754)
Accounts payable	59,654	119,690	10,286
Accrued liabilities	(9,009)	(4,055)	42,555
Long term receivables	(63,976)	(38,882)	814
Other changes from operating activities, net	(17,845)	2,093	(36,568)
Net cash provided by operating activities- continuing operations	165,614	194,873	205,064
Net cash provided by (used in) operating activities- discontinued operations	(2,895)	(38,544)	57,627
Net cash provided by operating activities	162,719	156,329	262,691
Investing activities:
Additions to property and equipment	(47,019)	(79,354)	(60,662)
Acquisitions and equity investments, net of cash assumed	—	(1,106,583)	(10,515)
Proceeds from sale of securities	—	48,744	40,775
Purchase of investments	—	—	(543)
Other investing activities	48,212	22,320	18,035
Net cash provided by (used in) investing activities- continuing operations	1,193	(1,114,873)	(12,910)
Net cash provided by investing activities- discontinued operations	—	714,239	3,311
Net cash provided by (used in) investing activities	1,193	(400,634)	(9,599)
Financing activities:
Dividends paid	(95,910)	(90,597)	(81,760)
Repurchases of common stock	(125,384)	(200,000)	(47,539)
Proceeds from issuance of long-term debt	—	1,000,000	250,000
Debt issuance costs	—	(11,600)	—
Debt amendment costs	(1,266)	—	—
Retirement of long-term debt	(26,238)	(682,375)	(250,000)
Settlement of swap	—	—	(29,003)
Draw on revolver	39,000	20,000	—
Common stock issued, net	8,721	4,825	7,300
ESOP activity	(1,086)	(133)	(188)
Excess tax benefits from stock-based compensation	—	2,749	255
Net cash provided by (used in) financing activities	(202,163)	42,869	(150,935)
Effect of exchange rate changes on cash	(4,243)	(8,371)	(19,805)
Net increase (decrease) in cash and cash equivalents	(42,494)	(209,807)	82,352
Cash and cash equivalents at beginning of period	137,453	347,260	264,908
Cash and cash equivalents at end of period	$94,959	$137,453	$347,260
Supplemental disclosures:
Income taxes paid	$108,394	$151,662	$110,909
Interest paid	34,972	37,883	34,076
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2017
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal years 2017, 2016 and 2015 ended on April 29, 2017, April 30, 2016 and April 25, 2015, respectively. Fiscal years 2017 and 2015 consisted of 52 weeks, while fiscal year 2016 consisted of 53 weeks. Fiscal year 2018 will end on April 28, 2018 and will consist of 52 weeks.
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
None.
Cash and Cash Equivalents
Cash equivalents consist primarily of investments in money market funds and government securities. The maturity of these securities at the time of purchase is 90 days or less. All cash and cash equivalents are classified as available-for-sale and carried at fair value, which approximates cost.
Inventory
Inventory consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for all inventories, except for foreign inventories, which are valued using the first-in, first-out ("FIFO") method. Inventories valued at LIFO represented 84% and 84% of total inventories at April 29, 2017 and April 30, 2016, respectively.
The accumulated LIFO reserve was $77,816 at April 29, 2017 and $76,501 at April 30, 2016. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over estimated useful lives of up to 39 years for buildings or the expected remaining life of purchased buildings, the term of the lease for leasehold improvements, 3 to 10 years for computer hardware and software, and 5 to 10 years for furniture and equipment.

Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We have two reporting units as of April 29, 2017; dental and animal health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units. Other indefinite-lived intangible assets include copyrights, trade names and trademarks.
We evaluate goodwill at least annually. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test. In fiscal 2017, we determined it was appropriate to perform a two-step impairment test.
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
In the fourth quarter of fiscal 2017, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment, and that our dental reporting unit was not at risk of failing step 1. The animal health reporting unit has a higher level of sensitivity to impairment as management currently assesses the various estimates and assumptions used to conduct these tests. Adverse changes to one or more of these estimates or assumptions could cause us to recognize a material impairment charge on this reporting unit. At April 29, 2017, the estimated fair value of the animal health reporting unit exceeded its book value by approximately 11%.
Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of customer lists. When impairment exists, the related assets are written down to fair value using level 3 inputs, as discussed further in Note 9. In fiscal 2017, we recorded a non-cash impairment charge of $36,312 related to a distribution agreement intangible asset. Refer to Note 3 for more information.
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
Patterson Advantage Loyalty Program
The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. The program was initiated on January 1, 2009 and runs on a calendar year schedule. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program are recognized as contra-revenue in accordance with ASC Topic 605-50, “Revenue Recognition-Customer Payments and Incentives.” As of April 29, 2017, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87% of the maximum potential amount that could be redeemed. We use the redemption recognition method and we recognize the estimated value of unused Advantage dollars as a percentage of Patterson Advantage dollars earned. Breakage recognized was immaterial to all periods presented.
Freight and Delivery Charges
Freight and delivery charges are included in cost of sales in the consolidated statements of income.
Advertising
We expense all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $10,128, $12,113 and $10,181 for fiscal years 2017, 2016 and 2015, respectively. There were no deferred direct-marketing expenses included in the consolidated balance sheets as of April 29, 2017 and April 30, 2016.
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
Comprehensive Income
Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense (benefit) related to cash flow hedge losses was $1,057, $883 and $(10,843) for the fiscal years ended April 29, 2017, April 30, 2016 and April 25, 2015, respectively.
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

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Denominator
Denominator for basic earnings per share – weighted average shares	94,897	97,222	98,989
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	670	680	705
Denominator for diluted earnings per share – adjusted weighted average shares	95,567	97,902	99,694
Potentially dilutive securities representing 1,133, 765 and 147 shares for fiscal years 2017, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. We plan to adopt the new guidance in the first quarter of fiscal 2019 and are currently evaluating the standard, including the method we will use for adoption and the effect it will have on our financial statements. We do not expect the standard to materially affect our consolidated net earnings, financial position, or cash flows. We are currently evaluating the new standard as it relates to certain sales transactions in which products are shipped directly from the vendor to our customers. We currently report these sales on a gross basis, and are evaluating if we will be required to report these sales on a net basis. Such sales represented approximately 2% of consolidated net sales in fiscal 2017. Any change to net presentation would not impact gross margin or earnings.
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
In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)", which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. We are required to adopt the ASU No. 2016-01 in the first quarter of fiscal 2019, and plan to do so at that time. Early adoption is permitted. We are evaluating the impact of adopting this pronouncement.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 eliminates the additional paid-in capital pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. ASU No. 2016-09 also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. During the first quarter of fiscal 2017, we adopted ASU No. 2016-09. As a result of this adoption, we recognized $2,493 of excess tax benefits related to share-based payments in our provision for income taxes for the fiscal year ended April 29, 2017. These items were historically recorded in additional paid-in capital. In addition, for the fiscal year ended April 29, 2017, cash flows related to excess tax benefits are classified as an operating activity along with other income tax cash flows. No prior period amounts have been adjusted. Cash paid on employees' behalf related to shares withheld for tax purposes continues to be classified as a financing activity. Our share-based compensation expense in each period continues to reflect estimated forfeitures.

In August 2016, the FASB issues ASU No. 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Payments." ASU No. 2016-15 provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted in any interim or annual period. During the third quarter of fiscal 2017, we adopted ASU No. 2016-15 and it had no material impact on the consolidated financial statements.

2. Cash and Cash Equivalents
At April 29, 2017 and April 30, 2016, cash and cash equivalents consisted of the following:

	April 29, 2017	April 30, 2016
Cash on hand	$88,161	$122,844
Money market funds	6,798	14,609
Total	$94,959	$137,453
Cash on hand is generally in interest earning accounts.

3. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for each of our reportable segments for the fiscal year ended April 29, 2017 are as follows:

	Balance at April 30, 2016	Other Activity	Balance at April 29, 2017
Dental	$139,129	$(840)	$138,289
Animal Health	677,463	(2,205)	675,258
Corporate	—	—	—
Total	$816,592	$(3,045)	$813,547
Activity in fiscal 2017 primarily consists of the impact from foreign currency translation.
Balances of other intangible assets, excluding goodwill, are as follows:

	April 29, 2017			April 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$29,900	$—	$29,900	$29,900	$—	$29,900
Amortized - definite lived:
Customer relationships	353,237	67,483	285,754	356,707	44,953	311,754
Trade names and trademarks	129,426	35,580	93,846	130,516	22,454	108,062
Developed technology and other	54,209	38,273	15,936	154,013	94,432	59,581
Total amortized intangible assets	536,872	141,336	395,536	641,236	161,839	479,397
Total identifiable intangible assets	$566,772	$141,336	$425,436	$671,136	$161,839	$509,297
In fiscal 2006, we extended our exclusive North American distribution relationship with Sirona Dental Systems for Sirona’s CEREC 3D dental restorative system. At that time, we paid a $100,000 distribution fee to extend the existing exclusive relationship for at least a 10-year beginning in 2007. This distribution fee has been accounted for as an intangible asset in our Dental segment that has been amortized since 2007.

Based on our November 2016 decision not to extend sales exclusivity for the full Sirona portfolio of products, we recorded a pre-tax non-cash impairment charge of $36,312 in our Dental segment in the third quarter fiscal 2017, related to the distribution fee associated with the CEREC product component of this arrangement. This charge was recorded within operating expenses in the consolidated statements of income and other comprehensive income.
With respect to the amortized intangible assets, future amortization expense is expected to approximate $38,811, $36,320, $35,022, $34,919 and $34,602 for fiscal years 2018, 2019, 2020, 2021 and 2022, respectively. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.
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
We classified Patterson Medical’s results of operations as discontinued operations for all periods presented in the consolidated statements of income and other comprehensive income. The operations and cash flows of Patterson Medical have been eliminated from our continuing operations, which were previously recorded as the rehabilitation supply reportable segment. Net sales from discontinued operations were $168,504 for fiscal year ended April 30, 2016. For the fiscal year ended April 29, 2017, net loss from discontinued operations was $2,895, which was due to a change in estimate of the tax impact of the sale of Patterson Medical.

5. Property and Equipment
Property and equipment consisted of the following items:

	April 29, 2017	April 30, 2016
Land	$11,518	$11,585
Buildings	110,807	111,386
Leasehold improvements	25,173	26,291
Furniture and equipment	159,886	169,110
Computer hardware and software	206,402	141,727
Construction-in-progress	36,211	95,450
Property and equipment, gross	549,997	555,549
Accumulated depreciation	(251,545)	(262,234)
Property and equipment, net	$298,452	$293,315

6. Debt
Our long-term debt consists of the following:

		Carrying Value
	Interest Rate	April 29, 2017	April 30, 2016
Senior notes due fiscal 2018 (1)	5.75%	$150,000	$150,000
Senior notes due fiscal 2019 (2)	2.95%	60,000	60,000
Senior notes due fiscal 2022 (2)	3.59%	165,000	165,000
Senior notes due fiscal 2024 (2)	3.74%	100,000	100,000
Senior notes due fiscal 2025 (3)	3.48%	250,000	250,000
Term loan due fiscal 2022 (4)	2.24%	291,387	317,625
Less: Deferred debt issuance costs		(3,361)	(3,970)
Total debt		1,013,026	1,038,655
Less: Current maturities of long-term debt		(14,754)	(16,500)
Long-term debt		$998,272	$1,022,155

(1)	Issued in March 2008.

(2)	Issued in December 2011.

(3)	Issued in March 2015.

(4)	Issued in June 2015, amended in January 2017. Interest rate is LIBOR plus 1.25% as of April 29, 2017.

Future principal payments due, based on stated contractual maturities for our long-term debt, are as follows as of April 29, 2017:

Fiscal Year
2018 (1)	$164,754
2019	76,598
2020	23,975
2021	29,508
2022	371,552
Thereafter	350,000
Total	$1,016,387

(1) Includes $150,000 classified as long-term debt on the consolidated balance sheet as we have both the intent and ability to refinance at the time the debt is set to mature in March 2018.

During fiscal 2016, we entered into a credit agreement (the "Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1,500,000, consisting of a $1,000,000 unsecured term loan and a $500,000 unsecured revolving line of credit. The Credit Agreement was due to expire in fiscal 2021.

In the third quarter of fiscal 2017, we entered into an amendment of the Credit Agreement (the “Amended Credit Agreement”), consisting of a $295,075 term loan and a $750,000 revolving line of credit. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022. As of April 29, 2017, $291,387 of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 2.24%, and $59,000 was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.19%. At April 30, 2016, $317,625 was outstanding under the Credit Agreement unsecured term loan at an interest rate of 1.81%, and $20,000 was outstanding under the Credit Agreement revolving line of credit at an interest rate of 3.88%.
We are subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We were in material compliance with the covenants under our debt agreements as of April 29, 2017.

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

First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU") serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to BTMU. At least 9% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with BTMU. The capacity under the agreement with BTMU at April 29, 2017 was $575,000.

Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby the bank purchases customers’ financing contracts. PDC Funding II sells financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 10% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at April 29, 2017 was $100,000.

We retain servicing responsibilities for the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.

The portion of the purchase price for the receivables held by the conduits is deemed a deferred purchase price receivable, which is paid to the applicable special purpose entity as payments on the customers’ financing contracts are collected from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and the current fair value of the deferred purchase price receivables is recognized as a gain on sale of the related receivables and recorded in net sales in the consolidated statements of income and other comprehensive income. Expenses incurred related to customer financing activities were recorded in operating expenses in our consolidated statements of income and other comprehensive income.
During fiscal 2017, 2016 and 2015, we sold $357,965, $359,646 and $312,303, respectively, of contracts under these arrangements. We recorded net sales in the consolidated statements of income and other comprehensive income of $20,580, $30,123 and $21,668 during fiscal 2017, 2016 and 2015, respectively, related to these contracts sold.
Included in cash and cash equivalents in the consolidated balance sheets are $17,902 and $27,186 as of April 29, 2017 and April 30, 2016, respectively, which represent cash collected from previously sold customer financing arrangements that have not yet been settled. Included in current receivables in the consolidated balance sheets are $124,098, net of unearned income of $940, and $87,406, net of unearned income of $1,768, as of April 29, 2017 and April 30, 2016, respectively, of finance contracts that had not yet been sold as of those dates. A total of $613,586 of finance contracts receivable sold under the arrangements was outstanding at April 29, 2017. The deferred purchase price receivable under the arrangements was $119,798 and $108,837 as of April 29, 2017 and April 30, 2016, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The agreements require us to maintain a minimum current ratio and maximum leverage ratio. We were in material compliance with those covenants at April 29, 2017.
8. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.

The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 29, 2017, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of November 2023. We sold an identical interest rate cap to the same bank. As of April 29, 2017, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of July 2024. We sold an identical interest rate cap to the same bank.
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
The following presents the fair value of derivative instruments included in the consolidated balance sheets:

Derivative type	Classification	April 29, 2017	April 30, 2016
Assets:
Interest rate cap agreements	Other noncurrent assets	$1,188	$816
Liabilities:
Interest rate cap agreements	Other noncurrent liabilities	$1,188	$816

The following tables present the pre-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income and other comprehensive income ("OCI"):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Fiscal Year Ended
Derivatives in cash flow hedging relationships	April 29, 2017	April 30, 2016	April 25, 2015
Interest rate swap	$—	$—	$(23,343)

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Fiscal Year Ended
Derivatives in cash flow hedging relationships	Income statement location	April 29, 2017	April 30, 2016	April 25, 2015
Interest rate swap	Interest expense	$(2,802)	$(2,817)	$(56)
We recorded no ineffectiveness during fiscal 2017, 2016 or 2015. As of April 29, 2017, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,817, which will be recorded as an increase to interest expense.
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

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	April 29, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,798	$6,798	$—	$—
Deferred purchase price receivable	119,798	—	—	119,798
Derivative instruments	1,188	—	1,188	—
Total assets	$127,784	$6,798	$1,188	$119,798
Liabilities:
Derivative instruments	$1,188	$—	$1,188	$—

	April 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,609	$14,609	$—	$—
Deferred purchase price receivable	108,837	—	—	108,837
Derivative instruments	816	—	816	—
Total assets	$124,262	$14,609	$816	$108,837
Liabilities:
Derivative instruments	$816	$—	$816	$—
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
Derivative instruments – Patterson’s derivative instruments consist of interest rate cap agreements and interest rate swaps. These instruments are valued using inputs such as interest rates and credit spreads.
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. In fiscal 2017, we recorded a non-cash impairment charge of $36,312 related to a distribution agreement intangible asset. Refer to Note 3 for more information. There were no fair value adjustments to such assets in fiscal years 2016 or 2015.
Our debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 29, 2017 and April 30, 2016 was $1,025,761 and $1,064,752, respectively, as compared to a carrying value of $1,013,026 and $1,038,655 at April 29, 2017 and April 30, 2016, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e. level 2 inputs).

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 29, 2017 and April 30, 2016.

10. Lease Commitments
Patterson leases facilities for its branch office locations, a few small distribution facilities, and certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows at April 29, 2017:

2018	$22,690
2019	15,166
2020	12,516
2021	9,207
2022	5,634
Thereafter	5,815
Total	$71,028
Rent expense was $24,502, $23,315 and $16,909 for fiscal years 2017, 2016 and 2015, respectively.
11. Income Taxes

The components of income from continuing operations before taxes are as follows:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Income from continuing operations before taxes
United States	$217,529	$270,501	$235,421
International	33,352	31,192	38,897
Total	$250,881	$301,693	$274,318

Significant components of income tax expense are as follows:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Current:
Federal	$72,339	$105,104	$73,004
Foreign	9,100	11,690	11,764
State	9,367	15,249	9,007
Total current	90,806	132,043	93,775
Deferred:
Federal	(11,802)	(14,308)	497
Foreign	(28)	323	44
State	(1,883)	(2,049)	(81)
Total deferred	(13,713)	(16,034)	460
Income tax expense	$77,093	$116,009	$94,235

Deferred tax assets and liabilities are included in other non-current assets and deferred income taxes on the consolidated balance sheets. Significant components of Patterson’s deferred tax assets (liabilities) as of April 29, 2017 and April 30, 2016 are as follows:

	April 29, 2017	April 30, 2016
Deferred tax assets:
Capital accumulation plan	$7,676	$5,898
Inventory related items	6,236	6,776
Bad debt allowance	2,317	2,649
Stock based compensation expense	8,663	9,985
Interest rate swap	8,656	9,749
Foreign tax credit	8,917	9,300
Net operating loss carryforwards	—	363
Other	14,269	11,979
Gross deferred tax assets	56,734	56,699
Less: Valuation allowance	(14,053)	(14,007)
Total net deferred tax assets	42,681	42,692
Deferred tax liabilities
LIFO reserve	(25,833)	(21,294)
Amortizable intangibles	(133,037)	(156,782)
Goodwill	(61,108)	(57,405)
Property, plant, equipment	(14,389)	(11,748)
Total deferred tax liabilities	(234,367)	(247,229)
Deferred net long-term income tax liability	$(191,686)	$(204,537)

At April 29, 2017, we had a U.S. foreign tax credit asset that will expire in 9 years. In addition, we have deferred tax assets which would give rise to tax capital losses if triggered in the future. These losses have a 5 year carryforward period and can only be used against capital gain income. At this time, we believe that it is more likely than not that the foreign tax credit and capital loss carryforward attributes totaling $14,053 will not be fully utilized prior to expiration. As a result, a full valuation allowance has been established against these assets.

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total undistributed earnings that would be subject to federal income tax if remitted under existing law are approximately $121,347 as of April 29, 2017. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. If a future distribution of these earnings is made, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid may be available to reduce the U.S. tax liability.
In fiscal 2016, we approved a one-time repatriation of approximately $200,000 of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The continuing operations tax impact of $12,300 from the repatriation was recorded in fiscal 2016. During fiscal 2017, we recorded a $2,406 benefit related to a change in estimate of the tax impact of the cash repatriation. We have previously asserted that our foreign earnings are permanently reinvested. Except for the repatriations described above, there is no change in our on-going assertion.
Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Tax at U.S. statutory rate	$87,807	$105,593	$96,012
State tax provision, net of federal benefit	5,217	7,364	6,479
Effect of foreign taxes	(2,602)	(1,195)	(1,806)
Permanent differences	(6,861)	(3,693)	(5,363)
Tax on dividends, net of foreign tax credit	(2,406)	12,300	—
Other	(4,062)	(4,360)	(1,087)
Income tax expense	$77,093	$116,009	$94,235
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
As of April 29, 2017 and April 30, 2016, Patterson’s gross unrecognized tax benefits were $14,211 and $13,560, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $3,883 and $3,800, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheet.
A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended April 29, 2017 and April 30, 2016 is shown below:

	April 29, 2017	April 30, 2016
Balance at beginning of period	$13,560	$16,661
Additions for tax positions related to the current year	1,900	1,794
Additions for tax positions of prior years	418	560
Reductions for tax positions of prior years	(194)	(1,599)
Statute expirations	(1,145)	(3,486)
Settlements	(328)	(370)
Balance at end of period	$14,211	$13,560
We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 29, 2017 and April 30, 2016, we had recorded $1,568 and $1,438, respectively, for interest and penalties. These amounts are also included in other long-term liabilities on the consolidated balance sheet. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 29, 2017, we recorded as part of tax expense $350 related to an increase in our estimated liability for interest and penalties.
Patterson files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. During fiscal year 2017, the Internal Revenue Service (“IRS”) began an audit of fiscal years ended April 25, 2015 and April 30, 2016. During fiscal 2016, the IRS completed an audit of our fiscal years ended April 27, 2013 and April 27, 2014. The outcome of this audit did not have a material adverse impact on our financial statements. The IRS has either examined or waived examination for all periods up to and including our fiscal year ended April 27, 2013, resulting in these periods being closed. In addition to the IRS, periodically, state, local and foreign income tax returns are examined by various taxing authorities. We do not believe that the outcome of these various examinations will have a material adverse impact on our financial statements.

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
The following table presents information about our reportable segments:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Net sales
Dental	$2,390,219	$2,476,234	$2,415,003
Animal Health	3,159,826	2,862,249	1,456,570
Corporate	43,082	48,220	39,292
Consolidated net sales	$5,593,127	$5,386,703	$3,910,865
Operating income (loss)
Dental	$263,671	$312,176	$300,357
Animal Health	88,132	94,318	56,670
Corporate	(63,875)	(58,781)	(52,441)
Consolidated operating income	$287,928	$347,713	$304,586
Depreciation and amortization
Dental	$11,840	$18,903	$18,568
Animal Health	50,144	44,243	8,861
Corporate	21,834	19,237	17,094
Consolidated depreciation and amortization	$83,818	$82,383	$44,523

	April 29, 2017	April 30, 2016
Total assets
Dental	$863,970	$994,113
Animal Health	2,119,512	2,064,302
Corporate	524,431	462,389
Total assets	$3,507,913	$3,520,804
The following table presents sales information by product for all of our reportable segments:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Consolidated
Consumable	$4,400,888	$4,153,921	$2,697,581
Equipment and software	834,526	857,001	865,013
Other	357,713	375,781	348,271
Total	$5,593,127	$5,386,703	$3,910,865
Dental
Consumable	$1,321,764	$1,378,886	$1,319,407
Equipment and software	780,868	806,993	818,342
Other	287,587	290,355	277,254
Total	$2,390,219	$2,476,234	$2,415,003
Animal Health
Consumable	$3,079,124	$2,775,035	$1,378,174
Equipment and software	53,658	50,008	46,671
Other	27,044	37,206	31,725
Total	$3,159,826	$2,862,249	$1,456,570
Corporate
Other	43,082	48,220	39,292
Total	$43,082	$48,220	$39,292
The following table presents information by geographic area. There were no material sales between geographic areas.

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Net sales
United States	$4,725,322	$4,457,254	$3,029,541
United Kingdom	547,968	626,603	649,541
Canada	319,837	302,846	231,783
Total	$5,593,127	$5,386,703	$3,910,865

	April 29, 2017	April 30, 2016
Property and equipment, net
United States	$286,178	$278,667
United Kingdom	1,947	2,459
Canada	10,327	12,189
Total	$298,452	$293,315
13. Stockholders’ Equity
Dividends
The following table presents our declared and paid cash dividends per share on our common stock for the past three years. Dividends were declared and paid in the same period. We expect to continue paying a quarterly cash dividend into the foreseeable future.

	Quarter
Fiscal year	1	2	3	4
2017	$0.24	$0.24	$0.24	$0.26
2016	0.22	0.22	0.22	0.24
2015	0.20	0.20	0.20	0.22
Share Repurchases
During fiscal 2017, we repurchased and retired 2,855 shares of our common stock for $125,384, or an average of $43.91 per share. During fiscal 2016, we repurchased and retired 4,379 shares of our common stock for $200,000, or an average of $45.68 per share. During fiscal 2015, we repurchased and retired 1,194 shares of our common stock for $47,539, or an average of $39.81 per share.
In March 2013, Patterson’s Board of Directors approved a share repurchase plan. Under the plan, up to 25,000 shares may be repurchased in open market transactions through March 19, 2018. As of April 29, 2017, 13,642 shares remain available under the current repurchase authorization.
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
In September 2006, we entered into a third loan agreement with the ESOP and loaned $105,000 (the “2006 note”) for the sole purpose of enabling the ESOP to purchase shares of our common stock. The ESOP purchased 3,160 shares with the proceeds from the 2006 note. Interest on the unpaid principal balance accrues at a rate equal to six-month LIBOR, with the rate resetting semi-annually. Interest payments were not required during the period from and including September 11, 2006 through April 30, 2010. On April 30, 2010, accrued and unpaid interest was added to the outstanding principal balance under the note, with interest thereafter accruing on the increased principal amount. Unpaid interest accruing after April 30, 2010 is due and payable on each successive April 30 occurring through September 10, 2026. Principal payments aren't due until September 10, 2026; however, prepayments can be made without penalty. In fiscal 2012, Patterson contributed $20,214 to the ESOP, which then purchased 844 shares for allocation to the participants. No shares secured by the 2006 note were released prior to fiscal 2011.
At April 29, 2017, a total of 10,552 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $469,465. Related to the shares from the Thompson transaction, committed-to-be-released shares were 11 and suspense shares were 436. Finally, with respect to the 2006 note, committed-to-be-released shares were 18 and suspense shares were 1,783.
Unearned ESOP shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. During fiscal 2017, 2016 and 2015, the compensation expense recognized related to the ESOP was $1,315, $11,953 and $9,939, respectively.

We anticipate the allocation of the remaining suspense, or unearned, shares to occur over a period of approximately 5 to 10 years. As of April 29, 2017, the fair value of all unearned shares held by the ESOP was $98,696. We will recognize an income tax deduction as the unearned ESOP shares are released. Such deductions will be limited to the ESOP’s original cost to acquire the shares.
Dividends on allocated shares are passed through to the ESOP participants. Dividends on unallocated shares are used by the ESOP to make debt service payments on the notes due to Patterson.

14. Stock-based Compensation
The consolidated statements of income and other comprehensive income for fiscal years 2017, 2016 and 2015 include pre-tax (after-tax) stock-based compensation expense of $17,710 ($11,910), $16,898 ($11,120) and $13,958 ($9,171). Pre-tax expense is included in operating expenses within the consolidated statements of income and other comprehensive income.
As of April 29, 2017, the total unrecognized compensation cost related to non-vested awards was $33,154, and it is expected to be recognized over a weighted average period of approximately 2.0 years.
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
At April 29, 2017, there were 2,900 shares available for awards under the Incentive Plan.
As a result of the approval of the Incentive Plan, awards are no longer granted under any prior equity incentive plan, but all outstanding awards previously granted under such prior plans will remain outstanding and subject to the terms of such prior plans. At April 29, 2017, there were 1,576 shares outstanding under prior plans.
Stock Option Awards
Stock options granted to employees expire no later than ten years after the date of grant. Awards typically vest over three or five years.
The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Expected dividend yield	2.0%	1.8%	2.0%
Expected stock price volatility	21.2%	25.6%	26.3%
Risk-free interest rate	1.2%	2.1%	2.1%
Expected life (years)	6.6	6.7	7.0
Weighted average grant date fair value per share	$8.32	$9.66	$9.78

The following is a summary of stock option activity:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 30, 2016	1,110	$52.09
Granted	189	48.46
Exercised	(27)	35.75
Canceled	(80)	48.47
Balance as of April 29, 2017	1,192	$52.12	$1,155
Vested or expected to vest as of April 29, 2017	1,145	$52.14	$1,091
Exercisable as of April 29, 2017	44	$36.78	$350
The weighted average remaining contractual lives of options outstanding and options exercisable as of April 29, 2017 were 8.0 and 5.2 years, respectively.
Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $266, $958 and $36, respectively, in fiscal 2017; $901, $3,173 and $854, respectively, in fiscal 2016; and $290, $1,710 and $286, respectively, in fiscal 2015.
Restricted Stock
Restricted stock awards and restricted stock units granted to employees generally vest over a five, seven or nine year period. Certain restricted stock awards, which are held by branch managers, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. Restricted stock awards are also granted to non-employee directors annually and vest over one or three years. The grant date fair value of restricted stock awards and restricted stock units is based on the closing stock price on the day of the grant. The total fair value of restricted stock awards and restricted stock units that vested in fiscal 2017, 2016 and 2015 was $8,528, $19,805 and $8,474, respectively.
The following is a summary of restricted stock award activity:

	Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 30, 2016	760	$38.18
Granted	18	45.78
Vested	(170)	39.10
Forfeitures	(129)	37.15
Outstanding at April 29, 2017	479	$38.41

The following is a summary of restricted stock unit activity:

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 30, 2016	71	44.26
Granted	265	48.19
Vested	(16)	43.60
Forfeitures	(16)	48.41
Outstanding at April 29, 2017	304	$47.50
Performance Unit Awards

In fiscal 2017 and 2016, we granted performance unit awards with a market-based condition to certain executives. The number of shares to be received at vesting will range from 0% - 200% of the target number of stock units based on Patterson's total shareholder return ("TSR") relative to the performance of companies in the S&P Midcap 400 Index measured over a three year period. We estimate the grant date fair value of the TSR awards using the Monte Carlo valuation model. In fiscal 2015, we granted performance unit awards, primarily to executive management, which are earned at the end of a three year period if certain operating goals are met. Accordingly, we recognize expense over the requisite service period based on the outcome that is probable for these awards. No performance unit awards vested in fiscal 2017 or 2015. The total fair value of performance unit awards that vested in fiscal 2016 was $2,966.
The following is a summary of performance unit award activity at target:

	Performance Unit Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 30, 2016	157	$47.56
Granted	86	56.60
Vested	—	—
Forfeitures and cancellations	(13)	48.37
Outstanding at April 29, 2017	230	$50.88
Employee Stock Purchase Plan ("ESPP")
We sponsor an ESPP under which a total of 6,750 shares have been reserved for purchase by employees. Eligible employees may purchase shares at 85% of the lower of the fair market value of our common stock on the beginning of the annual offering period, or on the end of each quarterly purchase period, which occur on March 31, June 30, September 30 and December 31. The offering periods begin on January 1 of each calendar year and end on December 31 of each calendar year. At April 29, 2017, there were 993 shares available for purchase under the ESPP.
We estimate the grant date fair value of shares purchased under our ESPP using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Expected dividend yield	2.3%	2.0%	1.6%
Expected stock price volatility	32.9%	21.1%	31.0%
Risk-free interest rate	0.7%	0.5%	0.1%
Expected life (years)	0.6	0.6	0.5
Weighted average grant date fair value per share	$10.33	$9.16	$10.74
Capital Accumulation Plan ("CAP")
We also sponsor an employee CAP. A total of 6,000 shares of common stock are reserved for issuance under the CAP. Key employees of Patterson are eligible to participate by purchasing common stock through payroll deductions at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever is lower. The shares issued are restricted stock and are held in the custody of Patterson until the restrictions lapse. The restriction period is typically three years from the beginning of the plan year, and shares are subject to forfeiture provisions. At April 29, 2017, 1,926 shares were available for purchase under the CAP.

We estimate the grant date fair value of shares purchased under our CAP using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	April 29, 2017	April 30, 2016	April 25, 2015
Expected dividend yield	2.3%	2.0%	1.6%
Expected stock price volatility	28.3%	19.7%	31.0%
Risk-free interest rate	0.9%	0.6%	0.3%
Expected life (years)	1.0	1.0	1.0
Weighted average grant date fair value per share	$15.21	$14.13	$17.67

15. Litigation
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

	Quarter Ended
	April 29, 2017	January 28, 2017 (1)	October 29, 2016	July 30, 2016
Net sales	$1,445,032	$1,397,418	$1,418,241	$1,332,436
Gross profit	335,498	329,761	318,960	317,178
Operating income from continuing operations	96,155	46,554	79,803	65,416
Net income from continuing operations	61,357	27,769	45,756	38,906
Net income (loss) from discontinued operations	334	(3,229)	—	—
Net income	61,691	24,540	45,756	38,906
Basic earnings (loss) per share:
Continuing operations	$0.65	$0.29	$0.48	$0.41
Discontinued operations	0.01	(0.03)	—	—
Net basic earnings per share	$0.66	$0.26	$0.48	$0.41
Diluted earnings (loss) per share:
Continuing operations	$0.65	$0.29	$0.48	$0.40
Discontinued operations	—	(0.03)	—	—
Net diluted earnings per share	$0.65	$0.26	$0.48	$0.40

	Quarter Ended
	April 30, 2016	January 30, 2016	October 31, 2015	August 1, 2015(2)
Net sales	$1,453,770	$1,400,853	$1,389,210	$1,142,870
Gross profit	363,741	339,864	330,899	288,244
Operating income from continuing operations	106,344	95,729	83,463	62,177
Net income from continuing operations	65,620	57,190	42,563	20,311
Net income (loss) from discontinued operations	—	(750)	(7,142)	9,392
Net income	65,620	56,440	35,421	29,703
Basic earnings (loss) per share:
Continuing operations	$0.69	$0.60	$0.43	$0.20
Discontinued operations	—	(0.01)	(0.07)	0.10
Net basic earnings per share	$0.69	$0.59	$0.36	$0.30
Diluted earnings (loss) per share:
Continuing operations	$0.68	$0.60	$0.43	$0.20
Discontinued operations	—	(0.01)	(0.07)	0.10
Net diluted earnings per share	$0.68	$0.59	$0.36	$0.30

(1)
In the third quarter of fiscal 2017, we recorded a pre-tax non-cash impairment charge of $36,312 within operating income from continuing operations. See Note 3 to the Consolidated Financial Statements for additional information.

(2)
During the first quarter of fiscal 2016, we acquired Animal Health International, Inc. Included in this quarter are approximately six weeks of results of operations from this acquisition. We incurred $9,302, or $0.09 per diluted share from continuing operations on an after-tax basis, of transaction costs related to the acquisition of Animal Health International, Inc. during this quarter. Also during this quarter, we approved a one-time repatriation of approximately $200,000 of foreign earnings. This one-time repatriation reduced the overall costs of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale transaction. The tax impact of the repatriation recorded during this quarter was $11,800, or $0.12 per diluted per share from continuing operations on an after-tax basis.

17. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of April 29, 2017:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 30, 2016	$(16,734)	$(51,230)	$(67,964)
Other comprehensive loss before reclassifications	—	(26,450)	(26,450)
Amounts reclassified from AOCL	1,745	—	1,745
AOCL at April 29, 2017	$(14,989)	$(77,680)	$(92,669)
The amounts reclassified from AOCL during fiscal 2017 represent gains and losses on cash flow hedges, net of taxes of $1,057. The impact to the consolidated statements of income was an increase to interest expense of $2,802.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of April 29, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 29, 2017. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

/s/ James W. Wiltz
Interim President and Chief Executive Officer

/s/ Ann B. Gugino
Executive Vice President, Chief Financial Officer and Treasurer
The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 29, 2017. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On June 16, 2015, we acquired Animal Health International, Inc., which was a privately-held company prior to the acquisition. As permitted by SEC regulation, we integrated Animal Health International, Inc.’s operations into the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the fiscal year ended April 29, 2017.

In addition, we are in the process of implementing a new enterprise resource planning (ERP) system. During the quarter ended April 29, 2017, the transaction activity within the new ERP system became material, and as a result, the new ERP system and related processes were integrated into the scope of our Sarbanes-Oxley 404 report on internal control over financial reporting for the fiscal year ended April 29, 2017.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 18, 2017 (the “2017 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2017 Proxy Statement and such information is incorporated by reference herein.
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
Item 11. EXECUTIVE COMPENSATION
Information regarding executive compensation and director compensation is incorporated herein by reference to the information set forth under the captions “Non-Employee Director Compensation,” “Executive Compensation” and “Our Board of Directors and Committees – Committee Responsibilities – Our Compensation Committee and Its Report” in the 2017 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2017 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information called for by Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Our Board of Directors and Committees” in the 2017 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accounting fees and services and pre-approval policies and procedures is set forth under the caption “Proposal No. 4 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2017 Proxy Statement and such information is incorporated by reference herein.

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
3. Exhibits.

Exhibit	Document Description

3.1	Restated Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed December 13, 2013 (File No. 000-20572)).

4.1	Specimen form of Common Stock Certificate (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

10.1	Patterson Companies, Inc. Fiscal 2017 Incentive Plan (filed herewith).

10.2	Patterson Companies, Inc. Fiscal 2016 Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 29, 2016 (File No. 000-20572)).

10.3	Patterson Companies Capital Accumulation Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 29, 2016 (File No. 000-20572)).

10.4	2001 Non-Employee Director Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K, filed July 25, 2002 (File No. 000-20572)).

10.5	Patterson Companies, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement, filed August 7, 2012 (File No. 000-20572)).

10.6
Patterson Dental Company Amended and Restated Employee Stock Ownership Plan, effective May 1, 2001 (incorporated by reference to our Annual Report on Form 10-K, filed July 25, 2002 (File No. 000-20572)).

10.7	Stock Option Plan for Canadian Employees, effective June 13, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q, filed March 11, 2003 (File No. 000-20572)).

10.8	Deferred Profit Sharing Plan for the Employees of Patterson Dental Canada Inc. (incorporated by reference to our Definitive Proxy Statement, filed July 28, 2008 (File No. 000-20572)).

10.9	Patterson Companies, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement, filed August 7, 2012 (File No. 000-20572)).

10.10	Patterson Companies, Inc. 2014 Sharesave Plan (incorporated by reference to our Definitive Proxy Statement, filed August 5, 2014 (File No. 000-20572)).

10.11	2015 Omnibus Incentive Plan (incorporated by reference to our Definitive Proxy Statement, filed August 7, 2015 (File No. 000-20572)).

10.12	ESOP Loan Agreement dated April 1, 2002 (incorporated by reference to our Annual Report on Form 10-K, filed July 24, 2003 (File No. 000-20572)).

10.13
Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company (incorporated by reference to our Annual Report on Form 10-K, filed July 24, 2003 (File No. 000-20572)).

10.14	ESOP Loan Agreement dated September 11, 2006 (incorporated by reference to our Current Report on Form 8-K, filed September 12, 2006 (File No. 000-20572)).

10.15	ESOP Note dated September 11, 2006 (incorporated by reference to our Current Report on Form 8-K, filed September 12, 2006 (File No. 000-20572)).

10.16
Note Purchase Agreement dated March 19, 2008 among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP (incorporated by reference to our Current Report on Form 8-K, filed March 24, 2008 (File No. 000-20572)).

10.17
Credit Agreement, dated December 1, 2011, among Patterson Companies, Inc., and JPMorgan Chase Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank NA, Wells Fargo Bank, NA, and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K, filed December 6, 2011 (File No. 000-20572)).

10.18
Note Purchase Agreement, dated December 8, 2011, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Webster Management, LP (incorporated by reference to our Current Report on Form 8-K, filed December 12, 2011 (File No. 000-20572)).

10.19
Note Purchase Agreement, dated March 23, 2015, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Patterson Veterinary Supply, Inc., and Patterson Management, LP (incorporated by reference to our Current Report on Form 8-K, filed March 25, 2015 (File No. 000-20572)).

10.20
Commitment Letter, dated May 2, 2015, by and between Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank Of America, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd. and Patterson Companies, Inc. (incorporated by reference to our Current Report on Form 8-K, filed May 4, 2015 (File No. 000-20572)).

10.21
Credit Agreement dated as of June 16, 2015 by and among Patterson Companies, Inc., the lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to our Current Report on Form 8-K, filed June 17, 2015 (File No. 000-20572)).

10.22
Amended and Restated Contract Purchase Agreement dated August 12, 2011 among PDC Funding Company II, LLC, Patterson Companies, Inc., and Fifth Third Bank (incorporated by reference to our Current Report on Form 8-K, filed August 16, 2011 (File No. 000-20572)).

10.23
Receivables Sale Agreement, dated as May 10, 2002, by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and PDC Funding Company, LLC (incorporated by reference to our Annual Report on Form 10-K, filed July 25, 2002 (File No. 000-20572)).

10.24
Amended and Restated Receivables Sales Agreement dated August 12, 2011 by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and PDC Funding Company II, LLC incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2015 (File No. 000-20572)).

10.25
Third Amended and Restated Receivables Purchase Agreement dated December 3, 2010 between PDC Funding Company, LLC, Patterson Companies, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Bank”) and a commercial paper conduit managed by the Bank (incorporated by reference to our Current Report on Form 8-K, filed December 8, 2010 (File No. 000-20572)).

10.26
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

10.27
Agreement and Plan of Merger, dated May 2, 2015, by and among Patterson Companies, Inc., Rams Merger Sub, Inc., Animal Health International, Inc. and Leonard Green & Partners, L.P. (incorporated by reference to our Current Report on Form 8-K, filed May 4, 2015 (File No. 000-20572)).

10.28
Stock Purchase Agreement between Patterson Companies, Inc. and Lanai Holdings III, Inc. dated July 1, 2015 (incorporated by reference to our Current Report on Form 8-K, filed July 1, 2015 (File No. 000-20572)).

10.29
Employment Agreement between John Adent and Animal Health International, Inc., dated May 2, 2015 (incorporated by reference to our Annual Report on Form 10-K, filed June 29, 2016 (File No. 000-20572)).

10.30
Amended and Restated Credit Agreement dated as of January 27, 2017, by and among Patterson Companies, Inc., the lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to our Current Report on Form 8-K, filed January 27, 2017 (File No. 000-20572)).

10.31
Transition Agreement by and between Patterson Companies, Inc. and Scott P. Anderson, dated June 1, 2017 (incorporated by reference to our Current Report on Form 8-K, filed June 1, 2017 (File No. 000-20572)).

21	Subsidiaries (incorporated by reference to our Annual Report on Form 10-K, filed June 29, 2016 (File No. 000-20572)).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets, (ii) the consolidated statements of income, (iii) the consolidated statements of cash flows, (iv) the consolidated statements of changes in stockholders’ equity and (v) the notes to the consolidated financial statements.(*)

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

(b) See Index to Exhibits.
(c) See Schedule II.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.
Dated:	6/28/2017	By	/s/ James W. Wiltz
James W. Wiltz,
Interim President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ James W. Wiltz	Interim President and Chief Executive Officer, Director (Principal Executive Officer)	June 28, 2017
James W. Wiltz

/s/ Ann B. Gugino	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 28, 2017
Ann B. Gugino

/s/ John D. Buck	Chairman of the Board	June 28, 2017
John D. Buck

/s/ Scott P. Anderson	Director	June 28, 2017
Scott P. Anderson

/s/ Alex N. Blanco	Director	June 28, 2017
Alex N. Blanco

/s/ Jody H. Feragen	Director	June 28, 2017
Jody H. Feragen

/s/ Sarena S. Lin	Director	June 28, 2017
Sarena S. Lin

/s/ Ellen A. Rudnick	Director	June 28, 2017
Ellen A. Rudnick

/s/ Neil A. Schrimsher	Director	June 28, 2017
Neil A. Schrimsher

/s/ Les C. Vinney	Director	June 28, 2017
Les C. Vinney

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
PATTERSON COMPANIES, INC.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended April 29, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$12,008	$1,825	$—	$4,491	$9,342
LIFO inventory adjustment	$76,501	$1,315	$—	$—	$77,816
Inventory obsolescence reserve	6,621	18,026	—	19,026	5,621
Total inventory reserve	$83,122	$19,341	$—	$19,026	$83,437
Year ended April 30, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$7,678	$8,246	$1,947	$5,863	$12,008
LIFO inventory adjustment	$73,381	$3,120	$—	$—	$76,501
Inventory obsolescence reserve	4,218	15,547	1,550	14,694	6,621
Total inventory reserve	$77,599	$18,667	$1,550	$14,694	$83,122
Year ended April 25, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$8,322	$2,546	$—	$3,190	$7,678
LIFO inventory adjustment	$71,596	$1,785	$—	$—	$73,381
Inventory obsolescence reserve	3,498	17,624	—	16,904	4,218
Total inventory reserve	$75,094	$19,409	$—	$16,904	$77,599

INDEX TO EXHIBITS

Exhibit 10.1	Patterson Companies, Inc. Fiscal 2017 Incentive Plan.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets, (ii) the consolidated statements of income, (iii) the consolidated statements of cash flows, (iv) the consolidated statements of changes in stockholders’ equity and (v) the notes to the consolidated financial statements.(*)

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