Form 10-Q
period 2017-07-29
PATTERSON COMPANIES, INC.
filed 2017-09-06
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 29, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-20572
 _____________________________
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
 ______________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐

Smaller Reporting Company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 1, 2017, there were 95,703,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 29, 2017	April 29, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,779	$94,959
Receivables, net of allowance for doubtful accounts	841,284	884,803
Inventory	777,354	711,903
Prepaid expenses and other current assets	97,676	111,928
Total current assets	1,816,093	1,803,593
Property and equipment, net	294,819	298,452
Long-term receivables, net	88,434	101,529
Goodwill	814,422	813,547
Identifiable intangibles, net	416,296	425,436
Other	65,178	65,356
Total assets	$3,495,242	$3,507,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$536,020	$616,859
Accrued payroll expense	41,567	56,881
Other accrued liabilities	146,723	156,437
Current maturities of long-term debt	14,754	14,754
Borrowings on revolving credit	163,000	59,000
Total current liabilities	902,064	903,931
Long-term debt	998,457	998,272
Other non-current liabilities	210,219	211,277
Total liabilities	2,110,740	2,113,480
Stockholders’ equity:
Common stock	958	966
Additional paid-in capital	81,585	72,973
Accumulated other comprehensive loss	(80,148)	(92,669)
Retained earnings	1,450,178	1,481,234
Unearned ESOP shares	(68,071)	(68,071)
Total stockholders’ equity	1,384,502	1,394,433
Total liabilities and stockholders’ equity	$3,495,242	$3,507,913
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 29, 2017	July 30, 2016
Net sales	$1,304,115	$1,332,436
Cost of sales	1,005,067	1,015,258
Gross profit	299,048	317,178
Operating expenses	242,215	251,762
Operating income	56,833	65,416
Other income (expense):
Other income, net	1,512	2,364
Interest expense	(11,203)	(10,162)
Income before taxes	47,142	57,618
Income tax expense	16,295	18,712
Net income	$30,847	$38,906
Earnings per share:
Basic	$0.33	$0.41
Diluted	$0.33	$0.40
Weighted average shares:
Basic	93,350	95,461
Diluted	94,019	96,090
Dividends declared per common share	$0.26	$0.24
Comprehensive income
Net income	$30,847	$38,906
Foreign currency translation gain (loss)	12,084	(20,257)
Cash flow hedges, net of tax	437	433
Comprehensive income	$43,368	$19,082
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 29, 2017	July 30, 2016
Operating activities:
Net income	$30,847	$38,906
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	11,433	9,064
Amortization	9,671	11,295
Bad debt expense	1,419	(457)
Non-cash employee compensation	8,656	9,184
Change in assets and liabilities, net of acquired	(108,054)	(140,771)
Net cash used in operating activities	(46,028)	(72,779)
Investing activities:
Additions to property and equipment	(6,674)	(15,042)
Collection of deferred purchase price receivables	12,191	12,432
Other investing activities	—	(3,095)
Net cash provided by (used in) investing activities	5,517	(5,705)
Financing activities:
Dividends paid	(25,210)	(24,197)
Repurchases of common stock	(37,500)	(25,000)
Retirement of long-term debt	—	(4,125)
Draw on revolver	104,000	88,000
Other financing activities	1,916	(506)
Net cash provided by financing activities	43,206	34,172
Effect of exchange rate changes on cash	2,125	(3,163)
Net change in cash and cash equivalents	4,820	(47,475)
Cash and cash equivalents at beginning of period	94,959	137,453
Cash and cash equivalents at end of period	$99,779	$89,978
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of July 29, 2017, and our results of operations and cash flows for the periods ended July 29, 2017 and July 30, 2016. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 29, 2017 and July 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our 2017 Annual Report on Form 10-K filed on June 28, 2017.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2018 and 2017 represents the 13 weeks ended July 29, 2017 and the 13 weeks ended July 30, 2016, respectively. Fiscal 2018 will include 52 weeks and fiscal 2017 included 52 weeks.
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $265 and $262 for the three months ended July 29, 2017 and July 30, 2016, respectively.
Earnings Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share ("EPS"):

	Three Months Ended
	July 29, 2017	July 30, 2016
Denominator for basic earnings per share – weighted average shares	93,350	95,461
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	669	629
Denominator for diluted earnings per share – weighted average shares	94,019	96,090
Potentially dilutive securities representing 1,165 shares for the three months ended July 29, 2017 and 1,079 shares for the three months ended July 30, 2016, were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. We plan to adopt the new guidance in the first quarter of fiscal 2019 and are currently evaluating the standard, including the method we will use for adoption and the effect it will have on our financial statements. We do not expect the standard to materially affect our consolidated net earnings, financial position, or cash flows. We are currently evaluating the new standard as it relates to certain sales transactions in which products are shipped directly from the vendor to our customers. We currently report these sales on a gross basis, and are evaluating if we will be required to report these sales on a net basis. Such sales represent approximately 2% of our consolidated net sales. Any change to net presentation would not impact gross margin or earnings.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory." ASU 2015-11 requires inventory measured using any method other than LIFO or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. During the first quarter of fiscal 2018, we adopted ASU No. 2015-11 and it had no material impact to the condensed consolidated financial statements.
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
Reclassifications
None.
Note 2. Customer Financing
As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Patterson-sponsored program, equipment purchased by creditworthy customers may be financed up to a maximum of $1,000. We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We currently have two arrangements under which we sell these contracts.
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU") serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to BTMU. At least 9% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with BTMU. The capacity under the agreement with BTMU at July 29, 2017 was $575,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby the bank purchases customers’ financing contracts. PDC Funding II sells financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 10% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at July 29, 2017 was $100,000.
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
During the three months ended July 29, 2017 and July 30, 2016, we sold $56,123 and $109,594 of contracts under these arrangements, respectively. We recorded net sales in the condensed consolidated statements of income and other comprehensive income of $4,260 and $10,185 during the three months ended July 29, 2017 and July 30, 2016, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $23,525 and $17,902 as of July 29, 2017 and April 29, 2017, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $114,532, net of unearned income of $0, and $124,098, net of unearned income of $940, as of July 29, 2017 and April 29, 2017, respectively, of finance contracts we have not yet sold. A total of $592,681 of finance contracts receivable sold under the arrangements was outstanding at July 29, 2017. The deferred purchase price receivable under the arrangements was $105,618 and $119,798 as of July 29, 2017 and April 29, 2017, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at July 29, 2017.
Note 3. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 29, 2017, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of November 2023. We sold an identical interest rate cap to the same bank. As of July 29, 2017, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of July 2024. We sold an identical interest rate cap to the same bank.
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
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	July 29, 2017	April 29, 2017
Assets:
Interest rate cap agreements	Other noncurrent assets	$723	$1,188
Liabilities:
Interest rate cap agreements	Other noncurrent liabilities	723	1,188
The following table presents the pre-tax effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of income and other comprehensive income ("OCI"):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended
Derivatives in cash flow hedging relationships	Income statement location	July 29, 2017	July 30, 2016
Interest rate swap	Interest expense	$(702)	$(695)
We recorded no effective portion of gains or losses on derivative instruments in cash flow hedging relationships in OCI during the current period.
We recorded no ineffectiveness during the three month periods ended July 29, 2017 and July 30, 2016. As of July 29, 2017, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,840, which will be recorded as an increase to interest expense.
Note 4. Fair Value Measurements
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	July 29, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,901	$1,901	$—	$—
Deferred purchase price receivable	105,618	—	—	105,618
Derivative instruments	723	—	723	—
Total assets	$108,242	$1,901	$723	$105,618
Liabilities:
Derivative instruments	$723	$—	$723	$—

	April 29, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,798	$6,798	$—	$—
Deferred purchase price receivable	119,798	—	—	119,798
Derivative instruments	1,188	—	1,188	—
Total assets	$127,784	$6,798	$1,188	$119,798
Liabilities:
Derivative instruments	$1,188	$—	$1,188	$—
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
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the three month periods ended July 29, 2017 or July 30, 2016.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of July 29, 2017 and April 29, 2017 was $1,028,626 and $1,025,761, respectively, as compared to a carrying value of $1,013,211 and $1,013,026 at July 29, 2017 and April 29, 2017, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 29, 2017 and April 29, 2017.
Note 5. Income Taxes
The effective income tax rate for the three months ended July 29, 2017 was 34.6% compared to 32.5% for the three months ended July 30, 2016. The increase in the rate was primarily due to a decrease in the excess tax benefits related to share-based payments.
Note 6. Segment Reporting

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
The following table presents information about our reportable segments:

	Three Months Ended
	July 29, 2017	July 30, 2016
Net sales
Dental	$518,807	$555,015
Animal Health	776,136	762,631
Corporate	9,172	14,790
Consolidated net sales	$1,304,115	$1,332,436
Operating income (loss)
Dental	$59,519	$60,295
Animal Health	16,676	14,829
Corporate	(19,362)	(9,708)
Consolidated operating income	$56,833	$65,416

	July 29, 2017	April 29, 2017
Total assets
Dental	$874,097	$863,970
Animal Health	2,148,244	2,119,512
Corporate	472,901	524,431
Total assets	$3,495,242	$3,507,913
The following table presents sales information by product for all of our reportable segments:

	Three Months Ended
	July 29, 2017	July 30, 2016
Net sales
Consumable	$1,080,105	$1,076,221
Equipment and software	136,949	160,946
Other	87,061	95,269
Consolidated net sales	$1,304,115	$1,332,436
Note 7. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of July 29, 2017:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 29, 2017	$(14,989)	$(77,680)	$(92,669)
Other comprehensive loss before reclassifications	—	12,084	12,084
Amounts reclassified from AOCL	437	—	437
AOCL at July 29, 2017	$(14,552)	$(65,596)	$(80,148)
The amounts reclassified from AOCL during fiscal 2018 represent gains and losses on cash flow hedges, net of taxes of $265. The impact to the condensed consolidated statements of income and other comprehensive income was an increase to interest expense of $702.
Note 8. Legal Proceedings
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. In June 2017, Henry Schein settled with SourceOne and was dismissed from this litigation with prejudice. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial condition.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended July 29, 2017, contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", "goal", or "continue", or comparable terminology that involves risks and uncertainties that are qualified in their entirety by cautionary language set forth herein, in our 2017 Annual Report on Form 10-K filed June 28, 2017, and in other documents previously filed with the Securities and Exchange Commission.
OVERVIEW
Our financial information for the first three months of fiscal 2018 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2018 and 2017 represents the 13 weeks ended July 29, 2017 and the 13 weeks ended July 30, 2016, respectively. Fiscal 2018 will include 52 weeks and fiscal 2017 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
Enterprise Resource Planning System Initiatives. In the third quarter of fiscal 2017, we completed the application development stage of our enterprise resource planning ("ERP") system, and we began depreciating our investment in such system. We incurred increased depreciation and other operating expenses of approximately $7.0 million in the three months ended July 29, 2017 as compared to the three months ended July 30, 2016.
RESULTS OF OPERATIONS
QUARTER ENDED JULY 29, 2017 COMPARED TO QUARTER ENDED JULY 30, 2016
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data:

	Three Months Ended
	July 29, 2017	July 30, 2016
Net sales	100.0%	100.0%
Cost of sales	77.1	76.2
Gross profit	22.9	23.8
Operating expenses	18.5	18.9
Operating income	4.4	4.9
Other income (expense)	(0.8)	(0.6)
Income before taxes	3.6	4.3
Income tax expense	1.2	1.4
Net income	2.4%	2.9%
Net Sales. Consolidated net sales for the three months ended July 29, 2017 were $1,304.1 million, a decrease of 2.1% from $1,332.4 million for the three months ended July 30, 2016. Foreign exchange rate changes had an unfavorable impact of 1.0% on current quarter sales.
Dental segment sales for the three months ended July 29, 2017 were $518.8 million, a decrease of 6.5% from $555.0 million for the three months ended July 30, 2016. Current quarter sales of consumables decreased 3.8%, due primarily to a sales force realignment in the first quarter of fiscal 2017. Sales of dental equipment and software decreased 15.3% to $127.9 million, due to a decrease in sales of digital technology products, which was driven by our decision to broaden our technology equipment portfolio. In addition, we believe that our customers are delaying purchases as they evaluate new digital product offerings. Sales of other dental services and products decreased 0.6%.
Animal Health segment sales for the three months ended July 29, 2017 were $776.1 million, an increase of 1.8% from $762.6 million for the three months ended July 30, 2016. Foreign exchange rate changes had an unfavorable impact of 1.6% on current quarter sales growth. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended July 29, 2017, resulting in an estimated 2.5% unfavorable impact to sales.
Gross Profit. Consolidated gross profit margin for the three months ended July 29, 2017 decreased 90 basis points from the prior year quarter to 22.9%. A greater percentage of sales came from our lower margin Animal Health segment during the three months ended July 29, 2017, resulting in a lower consolidated gross profit margin rate. In addition, we recognized lower net sales related to our customer financing contracts during the three months ended July 29, 2017. The lower net sales related to our customer financing contracts was driven by lower sales of digital technology products in our Dental segment.
Operating Expenses. Consolidated operating expenses for the three months ended July 29, 2017 were $242.2 million, a 3.8% decrease from the prior year quarter of $251.8 million. The decrease was predominantly the result of cost containment efforts, partially offset by increased expenses related to our ERP system initiatives. The consolidated operating expense ratio of 18.5% decreased 40 basis points from the prior year quarter, which was also driven by these same factors.
Operating Income. For the three months ended July 29, 2017, operating income was $56.8 million, or 4.4% of net sales, as compared to $65.4 million, or 4.9% of net sales for the three months ended July 30, 2016. The decrease in operating income was driven by lower net sales and increased expenses related to our ERP system initiatives, partially offset by cost containment efforts. The decrease in operating income as a percent of sales was driven by these same factors. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the three months ended July 29, 2017, which reduced operating income as a percent of sales.
Dental segment operating income was $59.5 million for the three months ended July 29, 2017, a decrease of $0.8 million from the prior year quarter. The decrease was primarily due to lower net sales and increased expenses related to our ERP system initiatives, partially offset by cost containment efforts.

Animal Health segment operating income was $16.7 million for the three months ended July 29, 2017, an increase of $1.8 million from the prior year quarter. The increase was primarily due to higher net sales and cost containment efforts, partially offset by increased expenses related to our ERP system initiatives.
Corporate segment operating loss was $19.4 million for the three months ended July 29, 2017, as compared to a loss of $9.7 million for the three months ended July 30, 2016. The change was driven primarily by lower net sales related to our customer financing contracts and higher expenses due to a separation agreement with our former chief executive officer. The lower net sales related to our customer financing contracts was driven by lower sales of digital technology products in our Dental segment.
Other Income (Expense). Net other expense for the three months ended July 29, 2017 was $9.7 million, compared to $7.8 million for the three months ended July 30, 2016. The increase was mainly due to higher interest expense in the current quarter.
Income Tax Expense. The effective income tax rate for the three months ended July 29, 2017 was 34.6% compared to 32.5% for the three months ended July 30, 2016. The increase in the rate was primarily due to a decrease in the excess tax benefits related to share-based payments.
Net Income. Net income for the three months ended July 29, 2017 was $30.8 million, compared to $38.9 million for the three months ended July 30, 2016. Earnings per diluted share were $0.33 in the current quarter compared to $0.40 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 94.0 million, compared to 96.1 million in the prior year quarter. The current quarter cash dividend was $0.26 per common share compared to $0.24 in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
For the three months ended July 29, 2017, net cash flows used in operating activities were $46.0 million, compared to net cash flows used in operating activities of $72.8 million for the three months ended July 30, 2016. The use of cash during the three months ended July 29, 2017 was primarily a result of increased inventory levels, which was due to seasonality in our businesses as well as investments to improve fill rates on customer orders.
For the three months ended July 29, 2017, net cash flows provided by investing activities were $5.5 million, compared to net cash flows used in investing activities of $5.7 million for the three months ended July 30, 2016. The change in net cash flows was primarily driven by lower additions to property and equipment during the three months ended July 29, 2017, which was largely due to lower expenditures on our ERP system. We expect to use a total of approximately $50 million for capital expenditures in fiscal 2018.
Net cash provided by financing activities for the three months ended July 29, 2017 was $43.2 million. Cash proceeds included $104.0 million attributed to draws on our revolving line of credit. Uses of cash consisted primarily of $37.5 million for share repurchases and $25.2 million for dividend payments. For the three months ended July 30, 2016, cash provided by financing activities was $34.2 million. Cash proceeds included $88.0 million attributed to draws on our revolving line of credit. Uses of cash consisted primarily of $25.0 million for share repurchases and $24.2 million for dividend payments.
During fiscal 2016, we entered into a credit agreement (the "Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. In fiscal 2017, we entered into an amendment of the Credit Agreement (the “Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022.
As of July 29, 2017, $291.4 million of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 2.48%, and $163.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.44%. At April 29, 2017, $291.4 million was outstanding under the Amended Credit

Agreement unsecured term loan at an interest rate of 2.24%, and $59.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.19%.
We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the remainder of fiscal 2018.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2017 Annual Report on Form 10-K filed June 28, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 29, 2017. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 29, 2017.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. In June 2017, Henry Schein settled with SourceOne and was dismissed from this litigation with prejudice. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial condition.
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
The following table presents activity under the stock repurchase plan during the first quarter of fiscal 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 30, 2017 to May 27, 2017	—	$—	—	13,642,050
May 28, 2017 to June 24, 2017	325,206	46.80	325,206	13,316,844
June 25, 2017 to July 29, 2017	497,876	44.75	497,876	12,818,968
	823,082	$45.56	823,082	12,818,968
During fiscal 2016, we entered into a credit agreement (the "Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. The Credit Agreement was due to expire in fiscal 2021. In fiscal 2017, we entered into an amendment of the Credit Agreement (the “Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. The Amended Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2017 Annual Report on Form 10-K filed June 28, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 6, 2017

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

10.2
Severance Agreement by and between Animal Health International, Inc. and John E. Adent, dated June 21, 2017 (incorporated by reference to our Current Report on Form 8-K, filed June 21, 2017 (File No. 000-20572)).

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