Form 10-Q
period 2017-10-28
PATTERSON COMPANIES, INC.
filed 2017-12-06
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2017.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2017, there were 94,824,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 28, 2017	April 29, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,456	$94,959
Receivables, net of allowance for doubtful accounts	849,205	884,803
Inventory	796,369	711,903
Prepaid expenses and other current assets	96,578	111,928
Total current assets	1,843,608	1,803,593
Property and equipment, net	286,715	298,452
Long-term receivables, net	111,184	101,529
Goodwill	814,224	813,547
Identifiable intangibles, net	406,641	425,436
Other	66,107	65,356
Total assets	$3,528,479	$3,507,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$634,594	$616,859
Accrued payroll expense	57,151	56,881
Other accrued liabilities	152,132	156,437
Current maturities of long-term debt	14,754	14,754
Borrowings on revolving credit	92,000	59,000
Total current liabilities	950,631	903,931
Long-term debt	991,232	998,272
Other non-current liabilities	219,676	211,277
Total liabilities	2,161,539	2,113,480
Stockholders’ equity:
Common stock	949	966
Additional paid-in capital	88,069	72,973
Accumulated other comprehensive loss	(83,675)	(92,669)
Retained earnings	1,429,668	1,481,234
Unearned ESOP shares	(68,071)	(68,071)
Total stockholders’ equity	1,366,940	1,394,433
Total liabilities and stockholders’ equity	$3,528,479	$3,507,913
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$1,385,737	$1,418,241	$2,689,852	$2,750,677
Cost of sales	1,069,994	1,099,281	2,075,061	2,114,539
Gross profit	315,743	318,960	614,791	636,138
Operating expenses	243,984	239,157	486,199	490,919
Operating income	71,759	79,803	128,592	145,219
Other income (expense):
Other income, net	1,160	1,622	2,672	3,986
Interest expense	(11,468)	(10,097)	(22,671)	(20,259)
Income before taxes	61,451	71,328	108,593	128,946
Income tax expense	21,207	25,572	37,502	44,284
Net income	$40,244	$45,756	$71,091	$84,662
Earnings per share:
Basic	$0.43	$0.48	$0.76	$0.89
Diluted	$0.43	$0.48	$0.76	$0.88
Weighted average shares:
Basic	92,722	95,290	93,037	95,510
Diluted	93,351	95,904	93,683	96,138
Dividends declared per common share	$0.26	$0.24	$0.52	$0.48
Comprehensive income
Net income	$40,244	$45,756	$71,091	$84,662
Foreign currency translation gain (loss)	(3,965)	(14,001)	8,119	(34,258)
Cash flow hedges, net of tax	438	437	875	870
Comprehensive income	$36,717	$32,192	$80,085	$51,274
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 28, 2017	October 29, 2016
Operating activities:
Net income	$71,091	$84,662
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22,458	18,010
Amortization	19,375	23,997
Bad debt expense	3,716	58
Non-cash employee compensation	16,635	14,693
Change in assets and liabilities, net of acquired	(56,167)	(196,726)
Net cash provided by (used in) operating activities	77,108	(55,306)
Investing activities:
Additions to property and equipment	(16,431)	(29,377)
Collection of deferred purchase price receivables	24,581	26,210
Other investing activities	11,626	(3,095)
Net cash provided by (used in) investing activities	19,776	(6,262)
Financing activities:
Dividends paid	(49,969)	(47,655)
Repurchases of common stock	(71,254)	(50,000)
Retirement of long-term debt	(7,377)	(8,250)
Draw on revolver	33,000	143,000
Other financing activities	3,561	974
Net cash provided by (used in) financing activities	(92,039)	38,069
Effect of exchange rate changes on cash	1,652	(3,567)
Net change in cash and cash equivalents	6,497	(27,066)
Cash and cash equivalents at beginning of period	94,959	137,453
Cash and cash equivalents at end of period	$101,456	$110,387
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of October 28, 2017, and our results of operations and cash flows for the periods ended October 28, 2017 and October 29, 2016. Such adjustments are of a normal recurring nature. The results of operations for the periods ended October 28, 2017 and October 29, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our 2017 Annual Report on Form 10-K filed on June 28, 2017.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2018 and 2017 represents the 13 weeks ended October 28, 2017 and the 13 weeks ended October 29, 2016, respectively. The six months ended October 28, 2017 and October 29, 2016 each included 26 weeks. Fiscal 2018 will include 52 weeks and fiscal 2017 included 52 weeks.
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $265 and $265 for the three months ended October 28, 2017 and October 29, 2016, respectively. The income tax expense related to cash flow hedges was $530 and $527 for the six months ended October 28, 2017 and October 29, 2016, respectively.
Earnings Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Denominator for basic earnings per share – weighted average shares	92,722	95,290	93,037	95,510
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	629	614	646	628
Denominator for diluted earnings per share – weighted average shares	93,351	95,904	93,683	96,138

Potentially dilutive securities representing 1,581 and 1,272 shares for the three and six months ended October 28, 2017, respectively, and 1,453 and 1,218 shares for the three and six months ended October 29, 2016, respectively, were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.
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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)", which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. We are required to adopt the ASU No. 2016-01 in the first quarter of fiscal 2019, with early adoption permitted. We are evaluating the impact of adopting this pronouncement.
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU") serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to BTMU. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with BTMU. The capacity under the agreement with BTMU at October 28, 2017 was $575,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 11.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at October 28, 2017 was $100,000.
We service the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.
The portion of the purchase price for the receivables held by the conduits is deemed a deferred purchase price receivable, which is paid to the applicable special purpose entity as payments on the customers’ financing contracts are collected by Patterson from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a gain on sale of the related receivables and recorded in net sales in the condensed consolidated statements of income and other comprehensive income. Expenses incurred related to customer financing activities are recorded in operating expenses in our condensed consolidated statements of income and other comprehensive income.
During the three months ended October 28, 2017 and October 29, 2016, we sold $95,588 and $62,663 of contracts under these arrangements, respectively. During the six months ended October 28, 2017 and October 29, 2016, we sold $151,711 and $172,257 of contracts under these arrangements, respectively. We recorded net sales in the condensed consolidated statements of income and other comprehensive income of $5,967 and $4,331 during the three months ended October 28, 2017 and October 29, 2016, respectively, related to these contracts sold. We recorded net sales in the condensed consolidated statements of income and other comprehensive income of $10,227 and $14,516 during the six months ended October 28, 2017 and October 29, 2016, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $32,187 and $17,902 as of October 28, 2017 and April 29, 2017, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $70,193, net of unearned income of $0, and $124,098, net of unearned income of $940, as of October 28, 2017 and April 29, 2017, respectively, of finance contracts we have not yet sold. A total of $612,216 of finance contracts receivable sold under the arrangements was outstanding at October 28, 2017. The deferred purchase price receivable under the arrangements was $129,098 and $119,798 as of October 28, 2017 and April 29, 2017, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at October 28, 2017.
Note 3. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 28, 2017, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of July 2025. We sold an identical interest rate cap to the same bank. As of October 28, 2017, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of July 2025. We sold an identical interest rate cap to the same bank.
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
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	October 28, 2017	April 29, 2017
Assets:
Interest rate cap agreements	Other noncurrent assets	$967	$1,188
Liabilities:
Interest rate cap agreements	Other noncurrent liabilities	967	1,188
The following table presents the pre-tax effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of income and other comprehensive income ("OCI"):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationships	Income statement location	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Interest rate swap	Interest expense	$(703)	$(702)	$(1,405)	$(1,397)
We recorded no effective portion of gains or losses on derivative instruments in cash flow hedging relationships in OCI during the current period.
We recorded no ineffectiveness during the three and six month periods ended October 28, 2017 and October 29, 2016. As of October 28, 2017, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,862, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	October 28, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,000	$3,000	$—	$—
Deferred purchase price receivable	129,098	—	—	129,098
Derivative instruments	967	—	967	—
Total assets	$133,065	$3,000	$967	$129,098
Liabilities:
Derivative instruments	$967	$—	$967	$—

	April 29, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,798	$6,798	$—	$—
Deferred purchase price receivable	119,798	—	—	119,798
Derivative instruments	1,188	—	1,188	—
Total assets	$127,784	$6,798	$1,188	$119,798
Liabilities:
Derivative instruments	$1,188	$—	$1,188	$—
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
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the six month periods ended October 28, 2017 or October 29, 2016.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of October 28, 2017 and April 29, 2017 was $1,022,779 and $1,025,761, respectively, as compared to a carrying value of $1,005,986 and $1,013,026 at October 28, 2017 and April 29, 2017, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 28, 2017 and April 29, 2017.
Note 5. Income Taxes
The effective income tax rate for the three months ended October 28, 2017 was 34.5% compared to 35.9% for the three months ended October 29, 2016, and for the six months ended October 28, 2017 was 34.5% compared to 34.3% for the six months ended October 29, 2016. The decrease in the rate for the three months ended October 28, 2017 compared to the prior year was primarily due to a geographical shift in earnings.
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
The following table presents information about our reportable segments:

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales
Dental	$553,630	$601,553	$1,072,437	$1,156,568
Animal Health	823,583	807,146	1,599,719	1,569,777
Corporate	8,524	9,542	17,696	24,332
Consolidated net sales	$1,385,737	$1,418,241	$2,689,852	$2,750,677
Operating income (loss)
Dental	$65,207	$77,043	$124,726	$137,338
Animal Health	23,217	21,854	39,893	36,683
Corporate	(16,665)	(19,094)	(36,027)	(28,802)
Consolidated operating income	$71,759	$79,803	$128,592	$145,219

	October 28, 2017	April 29, 2017
Total assets
Dental	$903,155	$863,970
Animal Health	2,171,844	2,119,512
Corporate	453,480	524,431
Total assets	$3,528,479	$3,507,913
The following table presents sales information by product for all of our reportable segments:

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales
Consumable	$1,116,091	$1,112,232	$2,196,196	$2,188,453
Equipment and software	181,337	217,194	318,286	378,140
Other	88,309	88,815	175,370	184,084
Consolidated net sales	$1,385,737	$1,418,241	$2,689,852	$2,750,677
Note 7. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of October 28, 2017:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 29, 2017	$(14,989)	$(77,680)	$(92,669)
Other comprehensive loss before reclassifications	—	8,119	8,119
Amounts reclassified from AOCL	875	—	875
AOCL at October 28, 2017	$(14,114)	$(69,561)	$(83,675)
The amounts reclassified from AOCL during fiscal 2018 represent gains and losses on cash flow hedges, net of taxes of $530. The impact to the condensed consolidated statements of income and other comprehensive income was an increase to interest expense of $1,405.
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
Beginning in January 2016, purported class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the U.S. directly from any of the defendants, since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. Putative class representatives have not specified a damage amount in their complaint. While the outcome of litigation is inherently uncertain, we believe the consolidated class action complaint is without merit, and we are vigorously defending ourselves in this litigation.
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply

Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. Trial is currently scheduled for February 2018. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
From time to time, we may become a party to other legal proceedings, including, without limitation, product liability claims, intellectual property claims, employment matters, commercial disputes, governmental inquiries and investigations (which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters arising out of the ordinary course of our business. While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of these other pending matters is anticipated to have a material adverse effect on our financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended October 28, 2017, contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are information of a non-historical nature and are subject to risks and uncertainties that are beyond Patterson’s ability to control. Forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of Patterson or the price of Patterson stock. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Such risks and uncertainties include, without limitation, the cautionary language set forth herein; operations disruptions attributable to our enterprise resource planning system implementation; our ability to attract or retain qualified sales representatives and service technicians who relate directly with our customers; the reduction, modification, cancellation or delay of purchases of innovative, high-margin equipment; material changes in our purchasing relationships with suppliers; changes in general market and economic conditions; and the other risks and important factors contained and identified in Patterson’s previous filings with the Securities and Exchange Commission, such as its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, any of which could cause actual results to differ materially from the forward-looking statements.
OVERVIEW
Our financial information for the first six months of fiscal 2018 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.

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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2018 and 2017 represents the 13 weeks ended October 28, 2017 and the 13 weeks ended October 29, 2016, respectively. The six months ended October 28, 2017 and October 29, 2016 each included 26 weeks. Fiscal 2018 will include 52 weeks and fiscal 2017 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
Enterprise Resource Planning System Initiatives. In the third quarter of fiscal 2017, we completed the application development stage of our enterprise resource planning ("ERP") system, and we began depreciating our investment in such system. We incurred increased depreciation and other operating expenses of approximately $4.0 million in the three months ended October 28, 2017 as compared to the three months ended October 29, 2016, and $11.0 million in the six months ended October 28, 2017 as compared to the six months ended October 29, 2016.
RESULTS OF OPERATIONS
QUARTER ENDED OCTOBER 28, 2017 COMPARED TO QUARTER ENDED OCTOBER 29, 2016
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data:

	Three Months Ended
	October 28, 2017	October 29, 2016
Net sales	100.0%	100.0%
Cost of sales	77.2	77.5
Gross profit	22.8	22.5
Operating expenses	17.6	16.9
Operating income	5.2	5.6
Other income (expense)	(0.8)	(0.6)
Income before taxes	4.4	5.0
Income tax expense	1.5	1.8
Net income	2.9%	3.2%

Net Sales. Consolidated net sales for the three months ended October 28, 2017 were $1,385.7 million, a decrease of 2.3% from $1,418.2 million for the three months ended October 29, 2016. Foreign exchange rate changes had a favorable impact of 0.5% on current quarter sales.
Dental segment sales for the three months ended October 28, 2017 were $553.6 million, a decrease of 8.0% from $601.6 million for the three months ended October 29, 2016. Foreign exchange rate changes had a favorable impact of 0.4% on current quarter sales. Current quarter sales of consumables decreased 4.0%, due primarily to lower sales volume. Sales of dental equipment and software decreased 17.3% to $169.5 million, due to a decrease in sales of digital technology products, which was driven by our decision to broaden our technology equipment portfolio. In addition, we believe that our customers are delaying equipment purchases as they evaluate new digital product offerings. Sales of other dental services and products increased 0.9%.
Animal Health segment sales for the three months ended October 28, 2017 were $823.6 million, an increase of 2.0% from $807.1 million for the three months ended October 29, 2016. Foreign exchange rate changes had a favorable impact of 0.6% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended October 28, 2017, resulting in an estimated 2.3% unfavorable impact to sales. Positive end market fundamentals contributed to the current quarter sales growth.
Gross Profit. Consolidated gross profit margin rate for the three months ended October 28, 2017 increased 30 basis points from the prior year quarter to 22.8%. Gross profit margin rates improved in both the Dental and Animal Health segments during the three months ended October 28, 2017. Favorable sales mix in each segment drove the improved rates. In our Dental segment, a greater percentage of sales came from our higher margin consumables products. In our Animal Health segment, certain marketing initiatives are driving a greater percentage of sales from higher margin products.
Operating Expenses. Consolidated operating expenses for the three months ended October 28, 2017 were $244.0 million, a 2.0% increase from the prior year quarter of $239.2 million. The three months ended October 28, 2017 included increased depreciation and other operating expenses related to our ERP system initiatives. Operating expenses in the current quarter were favorably impacted by cost containment efforts. The consolidated operating expense ratio of 17.6% increased 70 basis points from the prior year quarter, which was primarily driven by lower net sales and higher operating expenses.
Operating Income. For the three months ended October 28, 2017, operating income was $71.8 million, or 5.2% of net sales, as compared to $79.8 million, or 5.6% of net sales for the three months ended October 29, 2016. The decrease in operating income was primarily driven by lower net sales and increased expenses related to our ERP system initiatives, partially offset by cost containment efforts. The decrease in operating income as a percent of sales was driven by these same factors. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the three months ended October 28, 2017, which reduced operating income as a percent of sales.
Dental segment operating income was $65.2 million for the three months ended October 28, 2017, a decrease of $11.8 million from the prior year quarter. The decrease was primarily due to lower net sales and increased expenses related to our ERP system initiatives, partially offset by cost containment efforts.
Animal Health segment operating income was $23.2 million for the three months ended October 28, 2017, an increase of $1.4 million from the prior year quarter. The increase was primarily due to higher net sales and cost containment efforts, partially offset by increased expenses related to our ERP system initiatives.
Corporate segment operating loss was $16.7 million for the three months ended October 28, 2017, as compared to a loss of $19.1 million for the three months ended October 29, 2016. The change was driven primarily by an increase in the gain on sale related to our customer financing programs.
Other Income (Expense). Net other expense for the three months ended October 28, 2017 was $10.3 million, compared to $8.5 million for the three months ended October 29, 2016. The increase was mainly due to higher interest expense in the current quarter.
Income Tax Expense. The effective income tax rate for the three months ended October 28, 2017 was 34.5% compared to 35.9% for the three months ended October 29, 2016. The decrease in the rate was primarily due to a geographical shift in earnings.

Net Income. Net income for the three months ended October 28, 2017 was $40.2 million, compared to $45.8 million for the three months ended October 29, 2016. Earnings per diluted share were $0.43 in the current quarter compared to $0.48 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 93.4 million, compared to 95.9 million in the prior year quarter. The current quarter cash dividend was $0.26 per common share compared to $0.24 in the prior year quarter.

SIX MONTHS ENDED OCTOBER 28, 2017 COMPARED TO SIX MONTHS ENDED OCTOBER 29, 2016
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain operational data:

	Six Months Ended
	October 28, 2017	October 29, 2016
Net sales	100.0%	100.0%
Cost of sales	77.1	76.9
Gross profit	22.9	23.1
Operating expenses	18.1	17.8
Operating income	4.8	5.3
Other income (expense)	(0.8)	(0.6)
Income before taxes	4.0	4.7
Income tax expense	1.4	1.6
Net income	2.6%	3.1%
Net Sales. Consolidated net sales for the six months ended October 28, 2017 were $2,689.9 million, a 2.2% decrease from $2,750.7 million for the six months ended October 29, 2016. Foreign exchange rate changes had an unfavorable impact of 0.2% on current period sales.
Dental segment sales for the six months ended October 28, 2017 were $1,072.4 million, a 7.3% decrease from $1,156.6 million for the six months ended October 29, 2016. Foreign exchange rate changes had a favorable impact of 0.1% on current period sales. Current period sales of consumables decreased 3.9%, due primarily to lower sales volume. The lower sales volume was partially due to a sales force realignment in the first quarter of fiscal 2017. Sales of dental equipment and software decreased 16.5% to $297.4 million for the six months ended October 28, 2017, due to a decrease in sales of digital technology products, which was driven by our decision to broaden our technology equipment portfolio. In addition, we believe that our customers are delaying equipment purchases as they evaluate new digital product offerings. Sales of other dental services and products increased 0.2% for the six months ended October 28, 2017.
Animal Health segment sales for the six months ended October 28, 2017 were $1,599.7 million, a 1.9% increase from $1,569.8 million for the six months ended October 29, 2016. Foreign exchange rate changes had an unfavorable impact of 0.5% on current period sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the six months ended October 28, 2017, resulting in an estimated 2.4% unfavorable impact to sales. Positive end market fundamentals contributed to the current period sales growth.
Gross Profit. Consolidated gross profit margin rate for the six months ended October 28, 2017 decreased 20 basis points from the prior year period to 22.9%. Gross profit margin rates improved in both the Dental and Animal Health segment. In our Dental segment, a greater percentage of sales came from our higher margin consumables products. In our Animal Health segment, certain marketing initiatives are driving a greater percentage of sales from higher margin products. A greater percentage of sales came from our lower margin Animal Health segment during the six months ended October 28, 2017, resulting in a lower consolidated gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the six months ended October 28, 2017 were $486.2 million, a 1.0% decrease from the prior year period of $490.9 million. The decrease was driven by cost containment efforts during the six months ended October 28, 2017, partially offset by increased depreciation and other operating expenses related to our ERP system initiatives. The consolidated operating expense ratio of 18.1% increased 30 basis points from the prior year period. The increase in this ratio was driven by lower net sales in the current period.
Operating Income. For the six months ended October 28, 2017, operating income was $128.6 million, or 4.8% of net sales, as compared to $145.2 million, or 5.3% of net sales for the six months ended October 29, 2016. The decrease in operating income was driven by lower net sales and increased expenses related to our ERP system initiatives, partially offset by cost containment efforts. The decrease in operating income as a percent of sales was driven by these same factors. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the six months ended October 28, 2017, which reduced operating income as a percent of sales.
Dental segment operating income was $124.7 million for the six months ended October 28, 2017, a decrease of $12.6 million from the prior year period. The decrease was primarily due to lower net sales and increased expenses related to our ERP system initiatives, partially offset by cost containment efforts.
Animal Health segment operating income was $39.9 million for the six months ended October 28, 2017, an increase of $3.2 million from the prior year period. The increase was primarily due to higher net sales and cost containment efforts, partially offset by increased expenses related to our ERP system initiatives.
Corporate segment operating loss was $36.0 million for the six months ended October 28, 2017, as compared to a loss of $28.8 million for the six months ended October 29, 2016. The change was driven primarily by higher expenses due to a separation agreement with our former chief executive officer.
Other Income (Expense), Net. Net other expense was $20.0 million for the six months ended October 28, 2017, compared to $16.3 million for the six months ended October 29, 2016. The increase was mainly due to higher interest expense in the current period.
Income Tax Expense. The effective income tax rate for the six months ended October 28, 2017 was 34.5% compared to 34.3% for the six months ended October 29, 2016.
Net Income and Earnings Per Share. Net income for the six months ended October 28, 2017 was $71.1 million, compared to $84.7 million for the six months ended October 29, 2016. Earnings per diluted share were $0.76 in the current period compared to $0.88 in the prior year period. Weighted average diluted shares outstanding in the current period were 93.7 million compared to 96.1 million in the prior year period. The current period cash dividend was $0.52 per common share compared to $0.48 in the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
For the six months ended October 28, 2017, net cash provided by operating activities were $77.1 million, compared to net cash used in operating activities of $55.3 million for the six months ended October 29, 2016. The net cash provided by operating activities during the six months ended October 28, 2017 was primarily driven by net income of $71.1 million. The improvement in operating cash flows for the six months ended October 28, 2017 was primarily due to increased collections of accounts receivable.
For the six months ended October 28, 2017, net cash provided by investing activities were $19.8 million, compared to net cash used in investing activities of $6.3 million for the six months ended October 29, 2016. The change in net cash flows was primarily driven by lower additions to property and equipment during the six months ended October 28, 2017, which was largely due to lower expenditures on our ERP system. Net cash flows for the six months ended October 28, 2017 were positive primarily due to the collection of $24.6 million of deferred purchase price receivables. We expect to use a total of approximately $40 million for capital expenditures in fiscal 2018.
Net cash used in financing activities for the six months ended October 28, 2017 was $92.0 million. Uses of cash consisted primarily of $71.3 million for share repurchases and $50.0 million for dividend payments. Cash proceeds included $33.0 million attributed to draws on our revolving line of credit. For the six months ended October 29, 2016, net cash provided by financing activities was $38.1 million. Cash proceeds included $143.0 million attributed to draws on our revolving line of credit. Uses of cash consisted primarily of $50.0 million for share repurchases and $47.7 million for dividend payments.

During fiscal 2016, we entered into a credit agreement ("Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. In fiscal 2017, we entered into an amendment of the Credit Agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022.
As of October 28, 2017, $284.0 million of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 2.74%, and $92.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.69%. At April 29, 2017, $291.4 million was outstanding under the Amended Credit Agreement unsecured term loan at an interest rate of 2.24%, and $59.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.19%.
We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance strategic initiatives over the remainder of fiscal 2018.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2017 Annual Report on Form 10-K filed June 28, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2017. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 28, 2017.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Beginning in January 2016, purported class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the U.S. directly from any of the defendants, since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. Putative class representatives have not specified a damage amount in their complaint. While the outcome of litigation is inherently uncertain, we believe the consolidated class action complaint is without merit, and we are vigorously defending ourselves in this litigation.
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. Trial is currently scheduled for February 2018. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and

SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
From time to time, we may become a party to other legal proceedings, including, without limitation, product liability claims, intellectual property claims, employment matters, commercial disputes, governmental inquiries and investigations (which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters arising out of the ordinary course of our business. While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of these other pending matters is anticipated to have a material adverse effect on our financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 19, 2013, our Board of Directors approved a share repurchase plan that replaced a previously existing share repurchase plan. Under the March 19, 2013 plan, up to 25 million shares may be purchased in open market transactions through March 19, 2018.
The following table presents activity under the stock repurchase plan during the second quarter of fiscal 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 30, 2017 to August 26, 2017	—	$—	—	12,818,968
August 27, 2017 to September 23, 2017	80,063	37.46	80,063	12,738,905
September 24, 2017 to October 28, 2017	874,971	38.29	874,971	11,863,934
	955,034	$38.22	955,034	11,863,934
During fiscal 2016, we entered into a credit agreement ("Credit Agreement"), under which the lenders provided us with senior unsecured lending facilities of up to $1.5 billion, consisting of a $1.0 billion unsecured term loan and a $500 million unsecured revolving line of credit. The Credit Agreement was due to expire in fiscal 2021. In fiscal 2017, we entered into an amendment of the Credit Agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. The Amended Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.
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

Dated: December 6, 2017

	By:	/s/ Ann B. Gugino
Ann B. Gugino
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Employment Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated October 23, 2017 (incorporated by reference to our Current Report on Form 8-K, filed October 24, 2017 (File No. 000-20572)).

10.2
Form of Inducement RSU Award Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk (incorporated by reference to our Current Report on Form 8-K, filed October 24, 2017 (File No. 000-20572)).

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