Form 10-Q
period 2018-01-27
PATTERSON COMPANIES, INC.
filed 2018-03-07
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2018.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 1, 2018, there were 94,634,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 27, 2018	April 29, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,005	$94,959
Receivables, net of allowance for doubtful accounts	863,455	884,803
Inventory	882,018	711,903
Prepaid expenses and other current assets	116,310	111,928
Total current assets	1,979,788	1,803,593
Property and equipment, net	287,439	298,452
Long-term receivables, net	121,675	101,529
Goodwill	816,808	813,547
Identifiable intangibles, net	399,566	425,436
Other	69,082	65,356
Total assets	$3,674,358	$3,507,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$654,792	$616,859
Accrued payroll expense	53,156	56,881
Other accrued liabilities	138,384	156,437
Current maturities of long-term debt	74,754	14,754
Borrowings on revolving credit	179,000	59,000
Total current liabilities	1,100,086	903,931
Long-term debt	931,419	998,272
Other non-current liabilities	179,863	211,277
Total liabilities	2,211,368	2,113,480
Stockholders’ equity:
Common stock	947	966
Additional paid-in capital	95,866	72,973
Accumulated other comprehensive loss	(66,763)	(92,669)
Retained earnings	1,501,011	1,481,234
Unearned ESOP shares	(68,071)	(68,071)
Total stockholders’ equity	1,462,990	1,394,433
Total liabilities and stockholders’ equity	$3,674,358	$3,507,913
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net sales	$1,375,222	$1,397,418	$4,065,074	$4,148,095
Cost of sales	1,080,486	1,067,657	3,155,547	3,182,196
Gross profit	294,736	329,761	909,527	965,899
Operating expenses	244,690	283,207	730,889	774,126
Operating income from continuing operations	50,046	46,554	178,638	191,773
Other income (expense):
Other income, net	2,096	994	4,768	4,980
Interest expense	(11,783)	(11,400)	(34,454)	(31,659)
Income from continuing operations before taxes	40,359	36,148	148,952	165,094
Income tax expense (benefit)	(68,596)	8,379	(31,094)	52,663
Net income from continuing operations	108,955	27,769	180,046	112,431
Net loss from discontinued operations	—	(3,229)	—	(3,229)
Net income	$108,955	$24,540	$180,046	$109,202
Basic earnings (loss) per share:
Continuing operations	$1.18	$0.29	$1.94	$1.18
Discontinued operations	—	(0.03)	—	(0.03)
Net basic earnings per share	$1.18	$0.26	$1.94	$1.15
Diluted earnings (loss) per share:
Continuing operations	$1.18	$0.29	$1.93	$1.17
Discontinued operations	—	(0.03)	—	(0.03)
Net diluted earnings per share	$1.18	$0.26	$1.93	$1.14
Weighted average shares:
Basic	91,949	94,737	92,674	95,252
Diluted	92,609	95,359	93,323	95,915
Dividends declared per common share	$0.26	$0.24	$0.78	$0.72
Comprehensive income
Net income	$108,955	$24,540	$180,046	$109,202
Foreign currency translation gain (loss)	16,475	6,082	24,594	(28,176)
Cash flow hedges, net of tax	437	437	1,312	1,307
Comprehensive income	$125,867	$31,059	$205,952	$82,333
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 27, 2018	January 28, 2017
Operating activities:
Net income	$180,046	$109,202
Net loss from discontinued operations	—	(3,229)
Net income from continuing operations	180,046	112,431
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	33,672	29,037
Amortization	29,115	34,019
Intangible asset impairment	—	36,312
Bad debt expense	4,471	1,013
Non-cash employee compensation	22,999	17,254
Deferred income taxes	(38,299)	(7,220)
Change in assets and liabilities, net of acquired	(191,991)	(232,257)
Net cash provided by (used in) operating activities- continuing operations	40,013	(9,411)
Net cash used in operating activities- discontinued operations	—	(3,229)
Net cash provided by (used in) operating activities	40,013	(12,640)
Investing activities:
Additions to property and equipment	(28,239)	(37,457)
Collection of deferred purchase price receivables	37,068	38,964
Other investing activities	10,600	(3,095)
Net cash provided by (used in) investing activities- continuing operations	19,429	(1,588)
Net cash provided by investing activities- discontinued operations	—	—
Net cash provided by (used in) investing activities	19,429	(1,588)
Financing activities:
Dividends paid	(74,641)	(70,947)
Repurchases of common stock	(87,500)	(84,651)
Debt amendment costs	—	(1,266)
Retirement of long-term debt	(7,377)	(22,550)
Draw on revolver	120,000	178,000
Other financing activities	7,546	5,495
Net cash provided by (used in) financing activities	(41,972)	4,081
Effect of exchange rate changes on cash	5,576	(5,567)
Net change in cash and cash equivalents	23,046	(15,714)
Cash and cash equivalents at beginning of period	94,959	137,453
Cash and cash equivalents at end of period	$118,005	$121,739
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of January 27, 2018, and our results of operations and cash flows for the periods ended January 27, 2018 and January 28, 2017. Such adjustments are of a normal recurring nature. The results of operations for the periods ended January 27, 2018 and January 28, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our 2017 Annual Report on Form 10-K filed on June 28, 2017.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2018 and 2017 represents the 13 weeks ended January 27, 2018 and the 13 weeks ended January 28, 2017, respectively. The nine months ended January 27, 2018 and January 28, 2017 each included 39 weeks. Fiscal 2018 will include 52 weeks and fiscal 2017 included 52 weeks.
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $265 and $265 for the three months ended January 27, 2018 and January 28, 2017, respectively. The income tax expense related to cash flow hedges was $795 and $792 for the nine months ended January 27, 2018 and January 28, 2017, respectively.
Earnings Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Denominator for basic earnings per share – weighted average shares	91,949	94,737	92,674	95,252
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	660	622	649	663
Denominator for diluted earnings per share – weighted average shares	92,609	95,359	93,323	95,915

Potentially dilutive securities representing 1,568 and 1,354 shares for the three and nine months ended January 27, 2018, respectively, and 1,499 and 1,261 shares for the three and nine months ended January 28, 2017, respectively, were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.
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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)", which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. We are required to adopt the ASU No. 2016-01 in the first quarter of fiscal 2019. We are evaluating the impact of adopting this pronouncement.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases, as well as requires additional qualitative and quantitative disclosures. We are required to adopt ASU 2016-02 in the first quarter of fiscal 2020, with early adoption permitted. We plan to adopt the new guidance in the first quarter of fiscal 2020 and are currently evaluating the impact of adopting this pronouncement.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects that are stranded in accumulated other comprehensive income as a result of tax reform. This standard also requires certain disclosures about stranded tax effects. We are required to adopt ASU No. 2018-02 in the first quarter of fiscal 2020, with early adoption permitted and apply it either in the period of adoption or retrospectively to each period in which the income tax effects of the tax reform related to items in accumulated other comprehensive income are recognized. We are currently evaluating the impact of adopting this pronouncement.

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

First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU") serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to BTMU. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with BTMU. The capacity under the agreement with BTMU at January 27, 2018 was $575,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 11.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at January 27, 2018 was $100,000.
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
During the three months ended January 27, 2018 and January 28, 2017, we sold $45,361 and $106,272 of contracts under these arrangements, respectively. During the nine months ended January 27, 2018 and January 28, 2017, we sold $197,072 and $278,529 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a loss of $1,688 during the three months ended January 27, 2018, and a gain of $2,450 during the three months ended January 28, 2017 related to these contracts sold. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $8,539 and $16,966 during the nine months ended January 27, 2018 and January 28, 2017, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $36,009 and $17,902 as of January 27, 2018 and April 29, 2017, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $114,521, net of unearned income of $0, and $124,098, net of unearned income of $940, as of January 27, 2018 and April 29, 2017, respectively, of finance contracts we have not yet sold. A total of $581,291 of finance contracts receivable sold under the arrangements was outstanding at January 27, 2018. The deferred purchase price receivable under the arrangements was $137,054 and $119,798 as of January 27, 2018 and April 29, 2017, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at January 27, 2018.
Note 3. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 27, 2018, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of July 2025. We sold an identical interest rate cap to the same bank. As of January 27,

2018, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of July 2025. We sold an identical interest rate cap to the same bank.
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
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	January 27, 2018	April 29, 2017
Assets:
Interest rate cap agreements	Other noncurrent assets	$1,061	$1,188
Liabilities:
Interest rate cap agreements	Other noncurrent liabilities	1,061	1,188
The following table presents the pre-tax effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of income and other comprehensive income ("OCI"):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	Income statement location	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Interest rate swap	Interest expense	$(702)	$(702)	$(2,107)	$(2,099)
We recorded no effective portion of gains or losses on derivative instruments in cash flow hedging relationships in OCI during the current period.
We recorded no ineffectiveness during the three and nine month periods ended January 27, 2018 and January 28, 2017. As of January 27, 2018, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,885, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	January 27, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,401	$3,401	$—	$—
Deferred purchase price receivable	137,054	—	—	137,054
Derivative instruments	1,061	—	1,061	—
Total assets	$141,516	$3,401	$1,061	$137,054
Liabilities:
Derivative instruments	$1,061	$—	$1,061	$—

	April 29, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,798	$6,798	$—	$—
Deferred purchase price receivable	119,798	—	—	119,798
Derivative instruments	1,188	—	1,188	—
Total assets	$127,784	$6,798	$1,188	$119,798
Liabilities:
Derivative instruments	$1,188	$—	$1,188	$—
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
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the nine month period ended January 27, 2018. During the nine month period ended January 28, 2017, we recorded a non-cash impairment charge of $36,312 related to a distribution agreement intangible asset. Refer to Note 6 for more information.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of January 27, 2018 and April 29, 2017 was $1,013,300 and $1,025,761, respectively, as compared to a carrying value of $1,006,173 and $1,013,026 at January 27, 2018 and April 29, 2017, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 27, 2018 and April 29, 2017.

Note 5. Income Taxes
The effective income tax rate for the three months ended January 27, 2018 was (170.0)% compared to 23.2% for the three months ended January 28, 2017, and for the nine months ended January 27, 2018 was (20.9)% compared to 31.9% for the nine months ended January 28, 2017.
The tax benefit for the three and nine months ended January 27, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act ("Tax Act"), enacted on December 22, 2017 by the U.S. government. The Tax Act significantly revises the future ongoing U.S. federal corporate income tax by, among other things, lowering U.S. federal corporate tax rates and implementing a territorial tax system. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. For our fiscal year ending April 28, 2018, we will utilize a blended rate of approximately 30.5%. For the quarter ended January 27, 2018, these impacts resulted in a provisional discrete net tax benefit of $77,256, which included provisional amounts of $81,206 of tax benefit on U.S. deferred tax assets and liabilities and $3,950 of tax expense for a one-time transition tax on unremitted foreign earnings.
The legislative changes included in the Tax Act are broad and complex. We determined that the transition tax on unremitted foreign earnings is provisional because various components of the computation are unknown as of January 27, 2018. In addition, we determined that the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because the amount cannot be calculated until the underlying timing differences are known rather than estimated.

Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, we are in the process of evaluating our current indefinite assertions with regard to cash and earnings that have been subjected to the transition tax. We continue to apply ASC 740 based on the provisions of the tax law that were in effect immediately prior to the enactment of the Tax Act. With regard to unremitted earnings of foreign subsidiaries that have not been previously taxed, we do not currently provide for U.S. taxes since we intend to invest such undistributed earnings indefinitely outside of the U.S.

We continue to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion and anti-abuse tax (“BEAT”) provisions which are not effective until fiscal year 2019. We have not recorded any impact associated with either GILTI or BEAT in the tax rate for the three months ended January 27, 2018.

The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any federal and/or state legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities and Exchange Commission has issued rules that will allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.
Note 6. Intangible Asset Impairment
In 2006, we extended our exclusive North American distribution relationship with Sirona Dental Systems for Sirona’s CEREC 3D dental restorative system. At that time, we paid a $100,000 distribution fee to extend the existing exclusive relationship for at least a 10-year period beginning in 2007. This distribution fee was accounted for as an intangible asset and amortized since 2007.
Based on our November 2016 decision not to extend sales exclusivity for the full Sirona portfolio of products, we recorded a pre-tax non-cash impairment charge of $36,312 in our Dental segment in the third quarter of fiscal 2017, related to the distribution fee associated with the CEREC product component of this arrangement. This charge was recorded within operating expenses in the condensed consolidated statements of income and other comprehensive income.
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
The following table presents information about our reportable segments:

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net sales
Dental	$577,877	$626,343	$1,650,314	$1,782,911
Animal Health	794,867	762,577	2,394,586	2,332,354
Corporate	2,478	8,498	20,174	32,830
Consolidated net sales	$1,375,222	$1,397,418	$4,065,074	$4,148,095
Operating income (loss) from continuing operations
Dental	$58,439	$40,018	$183,165	$177,356
Animal Health	18,037	23,777	57,930	60,460
Corporate	(26,430)	(17,241)	(62,457)	(46,043)
Consolidated operating income from continuing operations	$50,046	$46,554	$178,638	$191,773

	January 27, 2018	April 29, 2017
Total assets
Dental	$953,273	$863,970
Animal Health	2,196,733	2,119,512
Corporate	524,352	524,431
Total assets	$3,674,358	$3,507,913
The following table presents sales information by product for all of our reportable segments:

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net sales
Consumable	$1,074,189	$1,064,098	$3,270,385	$3,252,551
Equipment and software	222,574	249,047	540,860	627,187
Other	78,459	84,273	253,829	268,357
Consolidated net sales	$1,375,222	$1,397,418	$4,065,074	$4,148,095
Note 8. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of January 27, 2018:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 29, 2017	$(14,989)	$(77,680)	$(92,669)
Other comprehensive loss before reclassifications	—	24,594	24,594
Amounts reclassified from AOCL	1,312	—	1,312
AOCL at January 27, 2018	$(13,677)	$(53,086)	$(66,763)
The amounts reclassified from AOCL during fiscal 2018 represent gains and losses on cash flow hedges, net of taxes of $795. The impact to the condensed consolidated statements of income and other comprehensive income was an increase to interest expense of $2,107.
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
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On March 2, 2018, the case was stayed by the United States Supreme Court pending its decision as to whether to review an arbitration issue raised by the Danaher Defendants. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff has appealed to the Fifth Circuit Court of Appeals. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. We intend to vigorously defend ourselves against the administrative complaint. The administrative complaint provides notice of an October 16, 2018 hearing in front of an Administrative Law Judge of the FTC in Washington, D.C. We do not anticipate this matter will have a material adverse effect on our financial statements.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended January 27, 2018, contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are information of a non-historical nature and are subject to risks and uncertainties that are beyond Patterson’s ability to control. Forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of Patterson or the price of Patterson stock. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Such risks and uncertainties include, without limitation, the cautionary language set forth herein; operations disruptions attributable to our enterprise resource planning system implementation; our ability to attract or retain qualified sales representatives and service technicians who relate directly with our customers; the reduction, modification, cancellation or delay of purchases of innovative, high-margin equipment; material changes in our purchasing relationships with suppliers; changes in general market and economic conditions; and the other risks and important factors contained and identified in Patterson’s previous filings with the Securities and Exchange Commission, such as its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, any of which could cause actual results to differ materially from the forward-looking statements.
OVERVIEW
Our financial information for the first nine months of fiscal 2018 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2018 and 2017 represents the 13 weeks ended January 27, 2018 and the 13 weeks ended January 28, 2017, respectively. The nine months ended January 27, 2018 and January 28, 2017 each included 39 weeks. Fiscal 2018 will include 52 weeks and fiscal 2017 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
Enterprise Resource Planning System Initiatives. In the third quarter of fiscal 2017, we completed the application development stage of our enterprise resource planning ("ERP") system, and we began depreciating our investment in such system. We incurred lower operating expenses of approximately $5.0 million in the three months ended January 27, 2018 as compared to the three months ended January 28, 2017 related to this implementation. We incurred increased depreciation and other operating expenses of approximately $6.0 million in the nine months ended January 27, 2018 as compared to the nine months ended January 28, 2017 related to this implementation.
Intangible Asset Impairment. In 2006, we extended our exclusive North American distribution relationship with Sirona Dental Systems for Sirona’s CEREC 3D dental restorative system. At that time, we paid a $100.0 million distribution fee to extend the existing exclusive relationship for at least a 10-year period beginning in 2007. This distribution fee was accounted for as an intangible asset and amortized since 2007. Based on our November 2016 decision not to extend sales exclusivity for the full Sirona portfolio of products, we recorded a pre-tax non-cash impairment charge of $36.3 million, or $23.0 million after taxes or $0.24 per diluted share in our Dental segment in the third quarter of fiscal 2017, related to the distribution fee associated with the CEREC product component of this arrangement.
U.S. Tax Reform. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act significantly revises the future ongoing U.S. federal corporate income tax by, among other things, lowering U.S. federal corporate tax rates and implementing a territorial tax system. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0%.

For our fiscal year ending April 28, 2018, we will utilize a blended rate of approximately 30.5%. For the quarter ended January 27, 2018, these impacts resulted in a provisional discrete net tax benefit of $77.3 million, which included provisional amounts of $81.2 million of tax benefit on U.S. deferred tax assets and liabilities and $4.0 million of tax expense for a one-time transition tax on unremitted foreign earnings.
RESULTS OF OPERATIONS
QUARTER ENDED JANUARY 27, 2018 COMPARED TO QUARTER ENDED JANUARY 28, 2017
Continuing Operations
The following table summarizes our results from continuing operations as a percent of net sales from continuing operations:

	Three Months Ended
	January 27, 2018	January 28, 2017
Net sales	100.0%	100.0%
Cost of sales	78.6	76.4
Gross profit	21.4	23.6
Operating expenses	17.8	20.3
Operating income from continuing operations	3.6	3.3
Other income (expense)	(0.7)	(0.7)
Income from continuing operations before taxes	2.9	2.6
Income tax expense (benefit)	(5.0)	0.6
Net income from continuing operations	7.9%	2.0%
Net Sales. Consolidated net sales for the three months ended January 27, 2018 were $1,375.2 million, a decrease of 1.6% from $1,397.4 million for the three months ended January 28, 2017. Foreign exchange rate changes had a favorable impact of 1.1% on current quarter sales.
Dental segment sales for the three months ended January 27, 2018 were $577.9 million, a decrease of 7.7% from $626.3 million for the three months ended January 28, 2017. Foreign exchange rate changes had a favorable impact of 0.4% on current quarter sales. Current quarter sales of consumables decreased 7.0%, sales of dental equipment and software decreased 10.2% to $207.0 million, and sales of other dental services and products decreased 3.0%. The decrease in sales was mainly due to changes in our sales force and disruptions resulting from our ERP system initiatives.
Animal Health segment sales for the three months ended January 27, 2018 were $794.9 million, an increase of 4.2% from $762.6 million for the three months ended January 28, 2017. Foreign exchange rate changes had a favorable impact of 1.6% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended January 27, 2018, resulting in an estimated 2.0% unfavorable impact to sales. Positive end market fundamentals contributed to the current quarter sales growth.
Gross Profit. Consolidated gross profit margin rate for the three months ended January 27, 2018 decreased 220 basis points from the prior year quarter to 21.4%. Gross profit margin rates decreased in both the Dental and Animal Health segments during the three months ended January 27, 2018. Unfavorable sales mix and lower rebates in both our Dental and Animal Health segment were the primary drivers of the decline in the gross profit margin rate. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the three months ended January 27, 2018, resulting in a lower consolidated gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the three months ended January 27, 2018 were $244.7 million, a 13.6% decrease from the prior year quarter of $283.2 million. We incurred higher operating expenses during the three months ended January 28, 2017 primarily as a result of the intangible asset impairment charge in our Dental segment. The consolidated operating expense ratio of 17.8% decreased 250 basis points from the prior year quarter.

The decrease in this ratio was driven by the impairment charge in the prior year quarter, partially offset by lower net sales in the current quarter.
Operating Income From Continuing Operations. For the three months ended January 27, 2018, operating income from continuing operations was $50.0 million, or 3.6% of net sales, as compared to $46.6 million, or 3.3% of net sales for the three months ended January 28, 2017. The increase in operating income from continuing operations was primarily due to the impairment charge in the prior year quarter, partially offset by lower net sales and a lower gross profit margin rate in the current quarter. The increase in operating income from continuing operations as a percent of sales was driven by these same factors. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the three months ended January 27, 2018, which lowered operating income from continuing operations as a percent of sales.
Dental segment operating income was $58.4 million for the three months ended January 27, 2018, an increase of $18.4 million from the prior year quarter. The increase was primarily due to the impairment charge in the prior year quarter, partially offset by lower net sales and a lower gross profit margin rate in the current quarter.
Animal Health segment operating income was $18.0 million for the three months ended January 27, 2018, a decrease of $5.7 million from the prior year quarter. The decrease was primarily due to unfavorable sales mix and lower rebates.
Corporate segment operating loss was $26.4 million for the three months ended January 27, 2018, as compared to a loss of $17.2 million for the three months ended January 28, 2017. The change was driven primarily by a decrease in the gain on sale related to our customer financing programs.
Other Income (Expense). Net other expense for the three months ended January 27, 2018 was $9.7 million, compared to $10.4 million for the three months ended January 28, 2017.
Income Tax Expense (Benefit). The effective income tax rate for the three months ended January 27, 2018 was (170.0)% compared to 23.2% for the three months ended January 28, 2017. The tax benefit for the three months ended January 27, 2018 was primarily due to the impact of the Tax Act.
Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the three months ended January 27, 2018 was $109.0 million, compared to $27.8 million for the three months ended January 28, 2017. Earnings per diluted share from continuing operations were $1.18 in the current quarter compared to $0.29 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 92.6 million, compared to 95.4 million in the prior year quarter. The current quarter cash dividend was $0.26 per common share compared to $0.24 in the prior year quarter.
Discontinued Operations
For the three months ended January 27, 2018 and January 28, 2017, net loss from discontinued operations was $0 and $3.2 million, respectively. The net loss incurred during the three months ended January 28, 2017 was due to a change in estimate of the tax impact of the sale of Patterson Medical, which was completed in August 2015.
NINE MONTHS ENDED JANUARY 27, 2018 COMPARED TO NINE MONTHS ENDED JANUARY 28, 2017
Continuing Operations
The following table summarizes our results from continuing operations as a percent of net sales from continuing operations:

	Nine Months Ended
	January 27, 2018	January 28, 2017
Net sales	100.0%	100.0%
Cost of sales	77.6	76.7
Gross profit	22.4	23.3
Operating expenses	18.0	18.7
Operating income from continuing operations	4.4	4.6
Other income (expense)	(0.7)	(0.6)
Income from continuing operations before taxes	3.7	4.0
Income tax expense (benefit)	(0.7)	1.3
Net income from continuing operations	4.4%	2.7%
Net Sales. Consolidated net sales for the nine months ended January 27, 2018 were $4,065.1 million, a 2.0% decrease from $4,148.1 million for the nine months ended January 28, 2017. Foreign exchange rate changes had a favorable impact of 0.2% on current period sales.
Dental segment sales for the nine months ended January 27, 2018 were $1,650.3 million, a 7.4% decrease from $1,782.9 million for the nine months ended January 28, 2017. Foreign exchange rate changes had a favorable impact of 0.2% on current period sales. Current period sales of consumables decreased 5.0%, due primarily to changes in our sales force and disruptions resulting from our ERP system initiatives. Sales of dental equipment and software decreased 14.0% to $504.4 million for the nine months ended January 27, 2018, due primarily to a decrease in sales of digital technology products, which was driven by our decision to broaden our technology equipment portfolio. In addition, we believe that our customers are delaying equipment purchases as they evaluate new digital product offerings. Sales of other dental services and products decreased 0.9% for the nine months ended January 27, 2018.
Animal Health segment sales for the nine months ended January 27, 2018 were $2,394.6 million, a 2.7% increase from $2,332.4 million for the nine months ended January 28, 2017. Foreign exchange rate changes had a favorable impact of 0.2% on current period sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the nine months ended January 27, 2018, resulting in an estimated 2.3% unfavorable impact to sales. Positive end market fundamentals contributed to the current period sales growth.
Gross Profit. Consolidated gross profit margin rate for the nine months ended January 27, 2018 decreased 90 basis points from the prior year period to 22.4%. Gross profit margin rates decreased in both the Dental and Animal Health segment. Unfavorable sales mix and lower rebates in both our Dental and Animal Health segment were the primary drivers of the decline in the gross profit margin rate. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the nine months ended January 27, 2018, resulting in a lower consolidated gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the nine months ended January 27, 2018 were $730.9 million, a 5.6% decrease from the prior year period of $774.1 million. We incurred higher operating expenses during the nine months ended January 28, 2017 primarily as a result of the intangible asset impairment charge in our Dental segment. The decrease in consolidated operating expenses for the nine months ended January 27, 2018 was also driven by cost containment efforts, partially offset by increased expenses related to our ERP system initiatives. The consolidated operating expense ratio of 18.0% decreased 70 basis points from the prior year period. The decrease in this ratio was driven by these same factors.
Operating Income From Continuing Operations. For the nine months ended January 27, 2018, operating income from continuing operations was $178.6 million, or 4.4% of net sales, as compared to $191.8 million, or 4.6% of net sales for the nine months ended January 28, 2017. The decrease in operating income from continuing operations was driven by lower net sales and increased expenses related to our ERP system initiatives, partially offset by the intangible asset impairment charge recorded in the nine months ended January 28, 2017 and cost containment efforts. The decrease in operating income from continuing operations as a percent of sales was driven by these same factors. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the nine months ended January 27, 2018, which reduced operating income from continuing operations as a percent of sales.

Dental segment operating income was $183.2 million for the nine months ended January 27, 2018, an increase of $5.8 million from the prior year period. The increase was primarily due to the impairment charge in the prior year period and cost containment efforts during the nine months ended January 27, 2018, partially offset by lower net sales and increased expenses related to our ERP system initiatives.
Animal Health segment operating income was $57.9 million for the nine months ended January 27, 2018, a decrease of $2.5 million from the prior year period. The decrease was primarily due to increased expenses related to our ERP system initiatives and lower rebates.
Corporate segment operating loss was $62.5 million for the nine months ended January 27, 2018, as compared to a loss of $46.0 million for the nine months ended January 28, 2017. The change was driven primarily by a decrease in the gain on sale related to our customer financing programs, as well as higher expenses due to a separation agreement with our former chief executive officer.
Other Income (Expense), Net. Net other expense was $29.7 million for the nine months ended January 27, 2018, compared to $26.7 million for the nine months ended January 28, 2017. The increase was mainly due to higher interest expense in the current period.
Income Tax Expense (Benefit). The effective income tax rate for the nine months ended January 27, 2018 was (20.9)% compared to 31.9% for the nine months ended January 28, 2017. The tax benefit for the nine months ended January 27, 2018 was primarily due to the impact of the Tax Act.
Net Income and Earnings Per Share From Continuing Operations. Net income from continuing operations for the nine months ended January 27, 2018 was $180.0 million, compared to $112.4 million for the nine months ended January 28, 2017. Earnings per diluted share from continuing operations were $1.93 in the current period compared to $1.17 in the prior year period. Weighted average diluted shares outstanding in the current period were 93.3 million compared to 95.9 million in the prior year period. The current period cash dividend was $0.78 per common share compared to $0.72 in the prior year period.
Discontinued Operations
For the nine months ended January 27, 2018 and January 28, 2017, net loss from discontinued operations was $0 and $3.2 million, respectively. The net loss incurred during the nine months ended January 28, 2017 was due to a change in estimate of the tax impact of the sale of Patterson Medical, which was completed in August 2015.
LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended January 27, 2018, net cash provided by operating activities was $40.0 million, compared to net cash used in operating activities of $12.6 million for the nine months ended January 28, 2017. The net cash provided by operating activities during the nine months ended January 27, 2018 was primarily driven by net income of $180.0 million, partially offset by growth in consumable and equipment inventory. The improvement in operating cash flows for the nine months ended January 27, 2018 was primarily due to increased collections of accounts receivable.
For the nine months ended January 27, 2018, net cash provided by investing activities was $19.4 million, compared to net cash used in investing activities of $1.6 million for the nine months ended January 28, 2017. The change in net cash flows was primarily driven by the sale of a property during the nine months ended January 27, 2018 for $11.6 million, as well as lower additions to property and equipment during the nine months ended January 27, 2018, which was largely due to lower expenditures on our ERP system. Net cash flows for the nine months ended January 27, 2018 were positive primarily due to the collection of $37.1 million of deferred purchase price receivables. We expect to use a total of approximately $40 million for capital expenditures in fiscal 2018.
Net cash used in financing activities for the nine months ended January 27, 2018 was $42.0 million. Uses of cash consisted primarily of $87.5 million for share repurchases and $74.6 million for dividend payments. Cash proceeds included $120.0 million attributed to draws on our revolving line of credit. For the nine months ended January 28, 2017, net cash provided by financing activities was $4.1 million. Cash proceeds included $178.0 million attributed to draws on our revolving line of credit. Uses of cash consisted primarily of $84.7 million for share repurchases and $70.9 million for dividend payments.

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
As of January 27, 2018, $284.0 million of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 2.80%, and $179.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.70%. At April 29, 2017, $291.4 million was outstanding under the Amended Credit Agreement unsecured term loan at an interest rate of 2.24%, and $59.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.19%.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 27, 2018. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 27, 2018.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On March 2, 2018, the case was stayed by the United States Supreme Court pending its decision as to whether to review an arbitration issue raised by the Danaher Defendants. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and

SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff has appealed to the Fifth Circuit Court of Appeals. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. We intend to vigorously defend ourselves against the administrative complaint. The administrative complaint provides notice of an October 16, 2018 hearing in front of an Administrative Law Judge of the FTC in Washington, D.C. We do not anticipate this matter will have a material adverse effect on our financial statements.

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
The following table presents activity under the stock repurchase plan during the third quarter of fiscal 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 29, 2017 to November 25, 2017	—	$—	—	11,863,934
November 26, 2017 to December 23, 2017	123,436	36.43	123,436	11,740,498
December 24, 2017 to January 27, 2018	245,071	36.74	245,071	11,495,427
	368,507	$36.63	368,507	11,495,427
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: March 7, 2018

	By:	/s/ Dennis W. Goedken
Dennis W. Goedken
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)