Form 10-Q
period 2018-07-28
PATTERSON COMPANIES, INC.
filed 2018-09-05
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 28, 2018.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 31, 2018, there were 94,852,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 28, 2018	April 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$91,476	$62,984
Receivables, net of allowance for doubtful accounts	520,578	826,877
Inventory	845,507	779,834
Prepaid expenses and other current assets	183,963	103,029
Total current assets	1,641,524	1,772,724
Property and equipment, net	289,658	290,590
Long-term receivables, net	90,953	135,175
Goodwill	814,800	815,977
Identifiable intangibles, net	378,293	389,424
Other	72,530	67,774
Total assets	$3,287,758	$3,471,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$588,041	$610,368
Accrued payroll expense	53,572	69,099
Other accrued liabilities	165,275	136,316
Current maturities of long-term debt	78,442	76,598
Borrowings on revolving credit	32,000	16,000
Total current liabilities	917,330	908,381
Long-term debt	743,706	922,030
Other non-current liabilities	179,626	179,463
Total liabilities	1,840,662	2,009,874
Stockholders’ equity:
Common stock, $.01 par value: 600,000 shares authorized; 94,846 and 94,756 shares issued and outstanding	949	948
Additional paid-in capital	108,684	103,776
Accumulated other comprehensive loss	(83,745)	(74,974)
Retained earnings	1,468,983	1,497,766
Unearned ESOP shares	(51,722)	(65,726)
Total Patterson Companies, Inc. stockholders' equity	1,443,149	1,461,790
Noncontrolling interests	3,947	—
Total stockholders’ equity	1,447,096	1,461,790
Total liabilities and stockholders’ equity	$3,287,758	$3,471,664
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 28, 2018	July 29, 2017
Net sales	$1,336,320	$1,304,115
Cost of sales	1,052,657	1,005,067
Gross profit	283,663	299,048
Operating expenses	279,149	242,215
Operating income	4,514	56,833
Other income (expense):
Other income, net	1,253	1,512
Interest expense	(11,221)	(11,203)
Income (loss) before taxes	(5,454)	47,142
Income tax expense (benefit)	(945)	16,295
Net income (loss)	(4,509)	30,847
Net loss attributable to noncontrolling interests	(53)	—
Net income (loss) attributable to Patterson Companies, Inc.	$(4,456)	$30,847
Earnings (loss) per share attributable to Patterson Companies, Inc.:
Basic	$(0.05)	$0.33
Diluted	$(0.05)	$0.33
Weighted average shares:
Basic	92,529	93,350
Diluted	92,529	94,019
Dividends declared per common share	$0.26	$0.26
Comprehensive income (loss)
Net income (loss)	$(4,509)	$30,847
Foreign currency translation gain (loss)	(9,320)	12,084
Cash flow hedges, net of tax	549	437
Comprehensive income (loss)	$(13,280)	$43,368
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 29, 2017	96,534	$966	$72,973	$(92,669)	$1,481,234	$(68,071)	$—	$1,394,433
Foreign currency translation	—	—	—	15,824	—	—	—	15,824
Cash flow hedges	—	—	—	1,871	—	—	—	1,871
Net income (loss)	—	—	—	—	200,974	—	—	200,974
Dividends declared	—	—	—	—	(96,964)	—	—	(96,964)
Common stock issued and related tax benefits	369	4	12,403	—	—	—	—	12,407
Repurchases of common stock	(2,147)	(22)	—	—	(87,478)	—	—	(87,500)
Stock based compensation	—	—	18,400	—	—	—	—	18,400
ESOP activity	—	—	—	—	—	2,345	—	2,345
Balance at April 28, 2018	94,756	948	103,776	(74,974)	1,497,766	(65,726)	—	1,461,790
Foreign currency translation	—	—	—	(9,320)	—	—	—	(9,320)
Cash flow hedges	—	—	—	549	—	—	—	549
Net income (loss)	—	—	—	—	(4,456)	—	(53)	(4,509)
Dividends declared	—	—	—	—	(24,327)	—	—	(24,327)
Common stock issued and related tax benefits	90	1	1,676	—	—	—	—	1,677
Stock based compensation	—	—	3,232	—	—	—	—	3,232
ESOP activity	—	—	—	—	—	14,004	—	14,004
Increase from business combination	—	—	—	—	—	—	4,000	4,000
Balance at July 28, 2018	94,846	$949	$108,684	$(83,745)	$1,468,983	$(51,722)	$3,947	$1,447,096

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 28, 2018	July 29, 2017
Operating activities:
Net income (loss)	$(4,509)	$30,847
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,840	11,433
Amortization	10,017	9,671
Bad debt expense	1,705	1,419
Non-cash employee compensation	6,357	8,656
Deferred income taxes	862	—
Change in assets and liabilities, net of acquired	180,189	(108,054)
Net cash provided by (used in) operating activities	205,461	(46,028)
Investing activities:
Additions to property and equipment	(10,184)	(6,674)
Collection of deferred purchase price receivables	15,509	12,191
Other investing activities	2,244	—
Net cash provided by investing activities	7,569	5,517
Financing activities:
Dividends paid	(25,289)	(25,210)
Repurchases of common stock	—	(37,500)
Retirement of long-term debt	(176,633)	—
Draw on revolving credit	16,000	104,000
Other financing activities	2,117	1,916
Net cash provided by (used in) financing activities	(183,805)	43,206
Effect of exchange rate changes on cash	(733)	2,125
Net change in cash and cash equivalents	28,492	4,820
Cash and cash equivalents at beginning of period	62,984	94,959
Cash and cash equivalents at end of period	$91,476	$99,779
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of July 28, 2018, and our results of operations and cash flows for the periods ended July 28, 2018 and July 29, 2017. Such adjustments are of a normal recurring nature. The results of operations for the periods ended July 28, 2018 and July 29, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our 2018 Annual Report on Form 10-K filed on June 27, 2018.
The unaudited condensed consolidated financial statements include the assets and liabilities of PDC Funding Company, LLC ("PDC Funding"), PDC Funding Company II, LLC ("PDC Funding II") and PDC Funding Company III, LLC ("PDC Funding III"), which are our wholly owned subsidiaries and separate legal entities formed under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities established to sell customer installment sale contracts to outside financial institutions in the normal course of their business. PDC Funding III is a fully consolidated special purpose entity established to sell certain receivables to unaffiliated financial institutions. The assets of PDC Funding, PDC Funding II and PDC Funding III would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding, PDC Funding II or PDC Funding III. The unaudited condensed consolidated financial statements also include the assets and liabilities of Technology Partner Innovations, LLC, which is further described in Note 7.
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2019 and 2018 represents the 13 weeks ended July 28, 2018 and the 13 weeks ended July 29, 2017, respectively. Fiscal 2019 will include 52 weeks and fiscal 2018 included 52 weeks.
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $184 and $265 for the three months ended July 28, 2018 and July 29, 2017, respectively.
Earnings (Loss) Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share ("EPS"):

	Three Months Ended
	July 28, 2018	July 29, 2017
Denominator for basic EPS – weighted average shares	92,529	93,350
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	—	669
Denominator for diluted EPS – weighted average shares	92,529	94,019

For the three months ended July 28, 2018, 479 incremental shares related to dilutive securities were not included in the diluted EPS calculation because we reported a loss for this period.  Shares related to dilutive securities have an anti-dilutive impact on EPS when a net loss is reported and therefore are not included in the calculation.
Potentially dilutive securities representing 1,580 shares for the three months ended July 28, 2018, and 1,165 shares for the three months ended July 29, 2017, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
Revenue Recognition
Revenues are generated from the sale of consumable products, equipment and support, software and support, technical service parts and labor, and other sources. Revenues are recognized when or as performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of the goods or services.
Consumable, equipment, software and parts sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point, in which case sales are recorded upon shipment. Technical service labor is recognized as it is provided. Revenue derived from equipment and software support is recognized ratably over the period in which the support is provided.
In addition to revenues generated from the distribution of consumable products under arrangements (buy/sell agreements) where the full market value of the product is recorded as revenue, we earn commissions for services provided under agency agreements. The agency agreement contrasts to a buy/sell agreement in that we do not have control over the transaction, as we do not have the primary responsibility of fulfilling the promise of the good or service and we do not bill or collect from the customer in an agency relationship. Commissions under agency agreements are recorded when the services are provided.
Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items. The receivables that result from the recognition of revenue are reported net of related allowances. We maintain a valuation allowance based upon the expected collectability of receivables held. Estimates are used to determine the valuation allowance and are based on several factors, including historical collection data, economic trends and credit worthiness of customers. Receivables are written off when we determine the amounts to be uncollectible, typically upon customer bankruptcy or non-response to continuous collection efforts. The portions of receivable amounts that are not expected to be collected during the next twelve months are classified as long-term.
Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales tax.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new guidance as of April 29, 2018 using the modified retrospective method, and the adoption had no impact on our consolidated net earnings, financial position, or cash flows.
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

Note 2. Receivables Securitization Program
On July 24, 2018, we entered into a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with MUFG Bank, Ltd. Under this agreement, MUFG Bank, Ltd. acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”). The sale of these receivables is accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We utilize PDC Funding III to facilitate the sale to fulfill requirements within the agreement.
Sales of Receivables occur daily and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreement fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000. As of July 28, 2018, $171,000 of the amount available under the Receivables Purchase Agreement was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative services. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The DPP receivable was $63,786 as of July 28, 2018. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables. We recorded a loss on sale of Receivables during the three months ended July 28, 2018 of $679.
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU") serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to BTMU. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with BTMU. The capacity under the agreement with BTMU at July 28, 2018 was $575,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 11.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at July 28, 2018 was $100,000.
We service the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.
The portion of the purchase price for the receivables held by the conduits is deemed a DPP receivable, which is paid to the applicable special purpose entity as payments on the customers’ financing contracts are collected by Patterson from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain on sale of the related receivables and recorded in net sales in the condensed consolidated statements of income and other comprehensive income. Expenses incurred related to customer financing activities are recorded in operating expenses in our condensed consolidated statements of income and other comprehensive income.
During the three months ended July 28, 2018 and July 29, 2017, we sold $47,310 and $56,123 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $2,491 and $4,260 during the three months ended July 28, 2018 and July 29, 2017, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $37,328 and $35,741 as of July 28, 2018 and April 28, 2018, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $28,624, net of unearned income of $0, and $46,232, net of unearned income of $8, as of July 28, 2018 and April 28, 2018, respectively, of finance contracts we have not yet sold. A total of $580,977 of finance contracts receivable sold under the arrangements was outstanding at July 28, 2018. The DPP receivable under the arrangements was $106,412 and $150,404 as of July 28, 2018 and April 28, 2018, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at July 28, 2018.
Note 4. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 28, 2018, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of July 2025. We sold an identical interest rate cap to the same bank. As of July 28, 2018, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of July 2025. We sold an identical interest rate cap to the same bank.
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
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	July 28, 2018	April 28, 2018
Assets:
Interest rate cap agreements	Other noncurrent assets	$1,470	$1,613
Liabilities:
Interest rate cap agreements	Other noncurrent liabilities	1,470	1,613
The following table presents the pre-tax effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of income and other comprehensive income ("OCI"):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended
Derivatives in cash flow hedging relationships	Income statement location	July 28, 2018	July 29, 2017
Interest rate swap	Interest expense	$(733)	$(702)
There were no gains or losses recognized in OCI on cash flow hedging derivatives during the three months ended July 28, 2018 or July 29, 2017.
We recorded no ineffectiveness during the three month periods ended July 28, 2018 and July 29, 2017. As of July 28, 2018, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,900, which will be recorded as an increase to interest expense.
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

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	July 28, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,134	$2,134	$—	$—
DPP receivable - receivables securitization program	63,786	—	—	63,786
DPP receivable - customer financing	106,412	—	—	106,412
Derivative instruments	1,470	—	1,470	—
Total assets	$173,802	$2,134	$1,470	$170,198
Liabilities:
Derivative instruments	$1,470	$—	$1,470	$—

	April 28, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,650	$6,650	$—	$—
DPP receivable - receivables securitization program	—	—	—	—
DPP receivable - customer financing	150,404	—	—	150,404
Derivative instruments	1,613	—	1,613	—
Total assets	$158,667	$6,650	$1,613	$150,404
Liabilities:
Derivative instruments	$1,613	$—	$1,613	$—
Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.
DPP receivable - receivables securitization program – We value this DPP receivable based on a discounted cash flow analysis using unobservable inputs, which include the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
DPP receivable - customer financing – We value this DPP receivable based on a discounted cash flow analysis using unobservable inputs, which include a forward yield curve, the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
Derivative instruments – Our derivative instruments consist of interest rate cap agreements and interest rate swaps. These instruments are valued using inputs such as interest rates and credit spreads.
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the three month periods ended July 28, 2018 or July 29, 2017.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of July 28, 2018 and April 28, 2018 was $810,051 and $989,124, respectively, as compared to a carrying value of $822,149 and $998,628 at July 28, 2018 and April 28, 2018, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 28, 2018 and April 28, 2018.
Note 6. Income Taxes
The effective income tax rate for the three months ended July 28, 2018 reflected an income tax benefit at 17.3% compared to an income tax expense at 34.6% for the three months ended July 29, 2017.
The change in tax rate for the three months ended July 28, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act ("Tax Act"), enacted on December 22, 2017 by the U.S. government and lower excess tax benefits on employee share-based compensation. The Tax Act significantly revises the future ongoing U.S. federal corporate income tax by, among other things, lowering U.S. federal corporate tax rates and implementing a territorial tax system. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. For the fiscal year ended April 28, 2018, we utilized a blended rate of approximately 30.5%. For the three months ended July 28, 2018, we utilized a 21.0% U.S. federal statutory rate.

The legislative changes included in the Tax Act are broad and complex. For the fiscal year ended April 28, 2018, we recognized provisional net tax benefit of $76,648, which included provisional amounts of $81,871 of tax benefit on U.S. deferred tax assets and liabilities, $4,006 of tax expense for a one-time transition tax on unremitted foreign earnings and $1,217 in withholding taxes paid on current year distributions. During the three months ended July 28, 2018, there were no changes made to the provisional amounts recognized in fiscal year 2018. We continue to analyze the effects of the Tax Act and will record additional impacts as they are identified. Staff Accounting Bulletin No. 118 provides for a measurement period of up to one year from the enactment date. The final impact of the Tax Act may differ from the provisional amounts that have been recognized.

For the fiscal year ended April 28, 2018, and directly connected to the transition tax legislation, Patterson approved a one-time repatriation of cash included in the transition tax computation. There was an approximate $1,217 one-time cost recorded during fiscal 2018 to reflect the added withholding tax cost associated with this repatriation. With the exception of this one-time repatriation, Patterson continues to apply ASC 740 based on the provisions of the tax law that were in effect immediately prior to the enactment of the new law. With regard to unremitted earnings of foreign subsidiaries generated after December 31, 2017, we do not currently provide for U.S. taxes since we intend to invest such undistributed earnings indefinitely outside of the U.S.
We continue to review the impact of the global intangible low taxed income (“GILTI”) provisions under the Tax Act which are complex and subject to continued regulatory interpretation by the IRS. While we have included an estimate of GILTI in the effective tax rate for the three months ended July 28, 2018, we have not yet completed our analysis.

The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any federal and/or state legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts. The Securities and Exchange Commission has issued rules, under SAB 118, that will allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.
Note 7. Technology Partner Innovations, LLC
In the first quarter of fiscal 2019, we entered into an agreement with Cure Partners to form Technology Partner Innovations, LLC (TPI), which is launching a new cloud-based practice management software, NaVetor. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the first quarter of fiscal 2019, net loss attributable to the noncontrolling interest was $53, resulting in noncontrolling interests of $3,947 on the condensed consolidated balance sheet at July 28, 2018.
Note 8. Segment and Geographic Data
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

The following tables present information about our reportable segments:

	Three Months Ended July 28, 2018
	United States	United Kingdom	Canada	Total
Net sales
Dental	$453,573	$—	$52,491	$506,064
Animal Health	637,849	153,905	33,460	825,214
Corporate	5,042	—	—	5,042
Consolidated net sales	$1,096,464	$153,905	$85,951	$1,336,320

	Three Months Ended July 29, 2017
	United States	United Kingdom	Canada	Total
Net sales
Dental	$466,688	$—	$52,119	$518,807
Animal Health	604,467	140,854	30,815	776,136
Corporate	9,172	—	—	9,172
Consolidated net sales	$1,080,327	$140,854	$82,934	$1,304,115

	Three Months Ended
	July 28, 2018	July 29, 2017
Consolidated net sales
Consumable	$1,109,397	$1,080,105
Equipment and software	146,898	136,949
Other	80,025	87,061
Total	$1,336,320	$1,304,115
Dental net sales
Consumable	$304,239	$320,178
Equipment and software	134,957	127,863
Other	66,868	70,766
Total	$506,064	$518,807
Animal Health net sales
Consumable	$805,158	$759,927
Equipment and software	11,941	9,086
Other	8,115	7,123
Total	$825,214	$776,136
Corporate net sales
Other	$5,042	$9,172
Total	$5,042	$9,172

	Three Months Ended
	July 28, 2018	July 29, 2017
Operating income (loss)
Dental	$35,873	$59,519
Animal Health	19,032	16,676
Corporate	(50,391)	(19,362)
Consolidated operating income	$4,514	$56,833

	July 28, 2018	April 28, 2018
Total assets
Dental	$693,540	$853,555
Animal Health	2,163,953	2,128,800
Corporate	430,265	489,309
Total assets	$3,287,758	$3,471,664

Note 9. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of July 28, 2018:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 28, 2018	$(13,118)	$(61,856)	$(74,974)
Other comprehensive loss before reclassifications	—	(9,320)	(9,320)
Amounts reclassified from AOCL	549	—	549
AOCL at July 28, 2018	$(12,569)	$(71,176)	$(83,745)
The amounts reclassified from AOCL during fiscal 2019 represent gains and losses on cash flow hedges, net of taxes of $184. The impact to the condensed consolidated statements of income and other comprehensive income was an increase to interest expense of $733.
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

Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the U.S. directly from any of the defendants, since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. While we continue to believe such claims are without merit, we do not admit to any liability, and there has been no finding of any violation of law, we entered into settlement discussions with the named plaintiffs in August 2018, and anticipate entering into a definitive settlement agreement, based upon our desire to avoid the time, expense, distraction and inherent uncertainty of litigation. Based upon such discussions, although we have not yet entered into a definitive settlement agreement and any such settlement agreement would be subject to preliminary and final court approval, we currently estimate that the cost of resolving the claims in this litigation will be $28,263, and have recorded a legal settlement reserve in such amount for the quarter ended July 28, 2018 in our Corporate segment.
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
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson and its former CEO Scott P. Anderson and former CFO Ann B. Gugino (together, the “Individual Defendants”) in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2015 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by “fail[ing] to disclose that [Patterson’s] revenue and earnings were fraudulently inflated by an illegal and fraudulent price-fixing scheme aimed at prohibiting sales to and price negotiations by GPOs [group purchasing organizations] that represented small and independent dental practices.”  We vehemently deny these allegations.  In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the Individual Defendants for violating Section 20(a) of the Exchange Act.  Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs.  On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs.  While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia informed us that our subsidiary, Animal Health International, Inc., has been designated a target of a criminal investigation.  The main focus of the investigation to date and the alleged relationships at issue occurred prior to our acquisition of Animal Health International in June 2015 and relate to legacy Animal Health International sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal and state laws.  In August 2018, we agreed to enter into a tolling agreement effective for three months to allow us to produce documents responsive to grand jury subpoenas and to allow for further evaluation of evidence.  We also are conducting an internal investigation and are cooperating with the U.S. Attorney’s Office.  At this time, we are unable to make an estimate of the amount of loss, if any, or range of possible loss that we could incur as a result of the foregoing matter.

On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson, as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk (the “Individual Defendants”) in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315.  Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to:  (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.”  Plaintiff further alleges that the Individual Defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412,800 worth of its own stock at artificially inflated prices.”  We vehemently deny these allegations.  In the derivative complaint, plaintiff asserts three counts against the Individual Defendants for:  (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment.  Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the Individual Defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.”  While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended July 28, 2018, contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are information of a non-historical nature and are subject to risks and uncertainties that are beyond Patterson’s ability to control. Forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of Patterson or the price of Patterson stock. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Such risks and uncertainties include, without limitation, the cautionary language set forth herein; operations disruptions attributable to our enterprise resource planning system implementation; our ability to attract or retain qualified sales representatives and service technicians who relate directly with our customers; the reduction, modification, cancellation or delay of purchases of innovative, high-margin equipment; material changes in our purchasing relationships with suppliers; changes in general market and economic conditions; and the other risks and important factors contained and identified in Patterson’s previous filings with the Securities and Exchange Commission, such as its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, any of which could cause actual results to differ materially from the forward-looking statements.
OVERVIEW
Our financial information for the first three months of fiscal 2019 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2019 and 2018 represents the 13 weeks ended July 28, 2018 and the 13 weeks ended July 29, 2017, respectively. Fiscal 2019 will include 52 weeks and fiscal 2018 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
Legal Reserve. In August 2018, we commenced settlement discussions with the plaintiffs in the In re Dental Supplies Litigation matter. Based upon such discussions, although we have not yet entered into a definitive settlement agreement and any such agreement would be subject to court approval, we have established a pre-tax reserve for this matter of $28.3 million ("Legal Reserve") during the three months ended July 28, 2018. We anticipate the execution of a settlement agreement and the submission of such agreement to the court for approval.
RESULTS OF OPERATIONS
QUARTER ENDED JULY 28, 2018 COMPARED TO QUARTER ENDED JULY 29, 2017
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	July 28, 2018	July 29, 2017
Net sales	100.0%	100.0%
Cost of sales	78.8	77.1
Gross profit	21.2	22.9
Operating expenses	20.9	18.5
Operating income	0.3	4.4
Other income (expense)	(0.7)	(0.8)
Income (loss) before taxes	(0.4)	3.6
Income tax expense (benefit)	(0.1)	1.2
Net income (loss)	(0.3)	2.4
Net loss attributable to noncontrolling interests	—	—
Net income (loss) attributable to Patterson Companies, Inc.	(0.3)%	2.4%
Net Sales. Consolidated net sales for the three months ended July 28, 2018 were $1,336.3 million, an increase of 2.5% from $1,304.1 million for the three months ended July 29, 2017. Foreign exchange rate changes had a favorable impact of 0.5% on current quarter sales.
Dental segment sales for the three months ended July 28, 2018 were $506.1 million, a decrease of 2.5% from $518.8 million for the three months ended July 29, 2017. Foreign exchange rate changes had a favorable impact of 0.2% on current quarter sales. Current quarter sales of consumables decreased 5.0%, sales of dental equipment and software increased 5.5% to $135.0 million, and sales of other dental services and products decreased 5.5%. The decrease in sales of consumables was mainly due to changes in our sales force and disruptions resulting from our ERP system initiatives.
Animal Health segment sales for the three months ended July 28, 2018 were $825.2 million, an increase of 6.3% from $776.1 million for the three months ended July 29, 2017. Foreign exchange rate changes had a favorable impact of 0.7% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended July 28, 2018, resulting in an estimated 0.4% unfavorable impact to sales. Positive end market fundamentals contributed to the current quarter sales growth.
Gross Profit. Consolidated gross profit margin rate for the three months ended July 28, 2018 decreased 170 basis points from the prior year quarter to 21.2%. Gross profit margin rates decreased in both the Dental and Animal Health segments during the three months ended July 28, 2018. A greater percentage of sales came from our lower margin Animal Health segment during the three months ended July 28, 2018, resulting in a lower consolidated gross profit margin rate. Unfavorable sales mix, pricing pressure at the point of sale and inventory adjustments in both our Dental and Animal Health segment also contributed to the decline in the gross profit margin rate. In addition, lower net sales in our Corporate segment related to customer financing contracts reduced the gross profit margin rate.

Operating Expenses. Consolidated operating expenses for the three months ended July 28, 2018 were $279.1 million, a 15.2% increase from the prior year quarter of $242.2 million. We incurred higher operating expenses during the three months ended July 28, 2018 primarily as a result of the Legal Reserve and higher personnel costs. The consolidated operating expense ratio of 20.9% increased 240 basis points from the prior year quarter, which was also driven by these same factors.
Operating Income. For the three months ended July 28, 2018, operating income was $4.5 million, or 0.3% of net sales, as compared to $56.8 million, or 4.4% of net sales for the three months ended July 29, 2017. The decrease in operating income and operating income as a percent of sales was primarily due to the Legal Reserve and a decrease in operating margins in the Dental segment. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the three months ended July 28, 2018, which lowered operating income as a percent of sales.
Dental segment operating income was $35.9 million for the three months ended July 28, 2018, a decrease of $23.6 million from the prior year quarter. The decrease was primarily due to lower net sales and a lower gross profit margin rate in the current quarter, in addition to greater operating expenses.
Animal Health segment operating income was $19.0 million for the three months ended July 28, 2018, an increase of $2.4 million from the prior year quarter. The increase was primarily due to higher net sales.
Corporate segment operating loss was $50.4 million for the three months ended July 28, 2018, as compared to a loss of $19.4 million for the three months ended July 29, 2017. The change was driven primarily by the Legal Reserve recorded during the three months ended July 28, 2018 and lower net sales related to our customer financing contracts.
Other Income (Expense). Net other expense for the three months ended July 28, 2018 was $10.0 million, compared to $9.7 million for the three months ended July 29, 2017.
Income Tax Expense (Benefit). The effective income tax rate for the three months ended July 28, 2018 reflected an income tax benefit at 17.3% compared to an income tax expense at 34.6% for the three months ended July 29, 2017. The change in the tax rate for the three months ended July 28, 2018 was primarily due to the impact of the Tax Act and lower excess tax benefits on employee share-based compensation.
Net Income (Loss) Attributable to Patterson Companies Inc. and Earnings (Loss) Per Share. Net income (loss) attributable to Patterson Companies Inc. for the three months ended July 28, 2018 was $(4.5) million, compared to $30.8 million for the three months ended July 29, 2017. Earnings (loss) per diluted share were $(0.05) in the current quarter compared to $0.33 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 92.5 million, compared to 94.0 million in the prior year quarter. The current quarter cash dividend was $0.26 per common share compared to $0.26 in the prior year quarter.
LIQUIDITY AND CAPITAL RESOURCES
For the three months ended July 28, 2018, net cash provided by operating activities was $205.5 million, compared to net cash used in operating activities of $46.0 million for the three months ended July 29, 2017. The net cash provided by operating activities during the three months ended July 28, 2018 was primarily driven by the sale of certain receivables that resulted in cash inflows of $171.0 million, partially offset by growth in consumable inventory. The improvement in operating cash flows for the three months ended July 28, 2018 was also primarily due to the sale of these receivables.
For the three months ended July 28, 2018, net cash provided by investing activities was $7.6 million, compared to net cash provided by investing activities of $5.5 million for the three months ended July 29, 2017. Net cash flows for the three months ended July 28, 2018 were positive primarily due to the collection of $15.5 million of deferred purchase price receivables. We expect to use a total of approximately $75 million for capital expenditures in fiscal 2019.
Net cash used in financing activities for the three months ended July 28, 2018 was $183.8 million. Uses of cash consisted primarily of $176.6 million for retirement of long-term debt and $25.3 million for dividend payments. Cash proceeds included $16.0 million attributed to draws on our revolving line of credit. For the three months ended July 29, 2017, net cash provided by financing activities was $43.2 million. Cash proceeds included $104.0 million attributed to draws on our revolving line of credit. Uses of cash consisted primarily of $37.5 million for share repurchases and $25.2 million for dividend payments.

In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022.
As of July 28, 2018, $100.0 million of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 3.58%, and $32.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 3.44%. At April 28, 2018, $276.6 million was outstanding under the Amended Credit Agreement unsecured term loan at an interest rate of 3.40%, and $16.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.95%.
We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance strategic initiatives over the remainder of fiscal 2019.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2018 Annual Report on Form 10-K filed June 27, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 28, 2018. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 28, 2018.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all persons who purchased dental supplies or equipment in the U.S. directly from any of the defendants, since August 31, 2008. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. While we continue to believe such claims are without merit, we do not admit to any liability, and there has been no finding of any violation of law, we entered into settlement discussions with the named plaintiffs in August 2018, and anticipate entering into a definitive settlement agreement, based upon our desire to avoid the time, expense, distraction and inherent uncertainty of litigation. Based upon such discussions, although we have not yet entered into a definitive settlement agreement and any such settlement agreement would be subject to preliminary and final court approval, we currently estimate that the cost of resolving the claims in this litigation will be $28.3 million, and have recorded a legal settlement reserve in such amount for the quarter ended July 28, 2018 in our Corporate segment.
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
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson and its former CEO Scott P. Anderson and former CFO Ann B. Gugino (together, the “Individual Defendants”) in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2015 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by “fail[ing] to disclose that [Patterson’s] revenue and earnings were fraudulently inflated by an illegal and fraudulent price-fixing scheme aimed at prohibiting sales to and price negotiations by GPOs [group purchasing organizations] that represented small and independent dental practices.”  We vehemently deny these allegations.  In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the Individual Defendants for violating Section 20(a) of the Exchange Act.  Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs.  On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs.  While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia informed us that our subsidiary, Animal Health International, Inc., has been designated a target of a criminal investigation.  The main focus of the investigation to date and the alleged relationships at issue occurred prior to our acquisition of Animal Health International in June 2015 and relate to legacy Animal Health International sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal and state laws.  In August 2018, we agreed to enter into a tolling agreement effective for three months to allow us to produce documents responsive to grand jury subpoenas and to allow for further evaluation of evidence.  We also are conducting an internal investigation and are cooperating with the U.S. Attorney’s Office.  At this time, we are unable to make an estimate of the amount of loss, if any, or range of possible loss that we could incur as a result of the foregoing matter.

On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson, as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, James Wiltz,

John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk (the “Individual Defendants”) in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315.  Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to:  (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.”  Plaintiff further alleges that the Individual Defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412.8 million worth of its own stock at artificially inflated prices.”  We vehemently deny these allegations.  In the derivative complaint, plaintiff asserts three counts against the Individual Defendants for:  (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment.  Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the Individual Defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.”  While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
As previously disclosed, on June 29, 2018, we issued a combination of non-statutory stock options and restricted stock units outside our 2015 Omnibus Incentive Plan to Donald J. Zurbay, our Chief Financial Officer, as an inducement material to Mr. Zurbay’s entry into employment with Patterson. The stock option covers 99,250 shares of our common stock, has an exercise price of $23.67 per share, and has a ten-year term. Such award will vest, assuming continued employment, to the extent of one-third of the award on the first anniversary of the date of grant, one-third of the award on the second anniversary of the date of grant, and the remaining one-third of the award on the third anniversary of the date of grant. The restricted stock unit award covers 30,878 shares of our common stock. Such award will vest, assuming continued employment, to the extent of 50% of the award on the first anniversary of the date of grant and the remaining 50% of the award on the second anniversary of the date of grant. These awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. Patterson intends to file a registration statement on Form S-8 to register the shares of common stock underlying such awards prior to such awards’ first vesting event.
Purchases of Equity Securities by the Issuer
On March 13, 2018, the Board of Directors authorized a new $500 million share repurchase program through March 13, 2021. The new repurchase program replaced the remaining authorization from our previous plan to purchase up to 25 million shares, which was scheduled to expire on March 19, 2018.
No shares were repurchased under the stock repurchase plan during the first quarter of fiscal 2019.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. The Amended Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Offer Letter by and between Patterson Companies, Inc. and Donald J. Zurbay, effective May 17, 2018 (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).

10.2
Form of Inducement, Severance & Change in Control Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).

10.3
Form of Inducement Non Statutory Stock Option Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).

10.4	Form of Inducement RSU Agreement by and between Patterson Companies, Inc.and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).

10.5
Restrictive Covenants, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Kevin M. Pohlman, dated June 11, 2018 (incorporated by reference to our Current Report on Form 8-K, filed June 12, 2018 (File No. 000-20572)).

10.6
Restrictive Covenants, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Les B. Korsh, dated June 11, 2018 (incorporated by reference to our Current Report on Form 8-K, filed June 12, 2018 (File No. 000-20572)).

10.7
Separation Agreement by and between Patterson Companies, Inc. and Ann B. Gugino, dated May 25, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed June 27, 2018 (File No. 000-20572)).

10.8
Receivables Purchase Agreement, dated as of July 24, 2018, by and among Patterson Dental Supply, Inc., as servicer, PDC Funding Company III, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent (incorporated by reference to our Current Report on Form 8-K, filed July 25, 2018 (File No. 000-20572)).

10.9
Receivables Sale Agreement, dated as of July 24, 2018, by and between Patterson Dental Supply, Inc., as seller, and PDC Funding Company III, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed July 25, 2018 (File No. 000-20572)).

10.10
Amended and Restated Contract Purchase Agreement dated as of August 12, 2011, among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, the purchasers party thereto, and Fifth Third Bank, as agent, conformed through Tenth Amendment, dated August 3, 2018 (filed herewith).

10.11
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Thirteenth Amendment dated August 10, 2018 (filed herewith).

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
All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2018 Annual Report on Form 10-K filed June 27, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 5, 2018

	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)