Form 10-Q
period 2018-10-27
PATTERSON COMPANIES, INC.
filed 2018-12-06
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2018.

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
 ______________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 29, 2018, there were 94,954,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	October 27, 2018	April 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$165,515	$62,984
Receivables, net of allowance for doubtful accounts	571,232	826,877
Inventory	792,533	779,834
Prepaid expenses and other current assets	176,019	103,029
Total current assets	1,705,299	1,772,724
Property and equipment, net	289,602	290,590
Long-term receivables, net	86,513	135,175
Goodwill	814,348	815,977
Identifiable intangibles, net	368,185	389,424
Other	80,307	67,774
Total assets	$3,344,254	$3,471,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$662,731	$610,368
Accrued payroll expense	61,602	69,099
Other accrued liabilities	164,301	136,316
Current maturities of long-term debt	80,286	76,598
Borrowings on revolving credit	—	16,000
Total current liabilities	968,920	908,381
Long-term debt	738,341	922,030
Other non-current liabilities	181,305	179,463
Total liabilities	1,888,566	2,009,874
Stockholders’ equity:
Common stock, $.01 par value: 600,000 shares authorized; 94,950 and 94,756 shares issued and outstanding	950	948
Additional paid-in capital	116,112	103,776
Accumulated other comprehensive loss	(86,733)	(74,974)
Retained earnings	1,473,357	1,497,766
Unearned ESOP shares	(51,722)	(65,726)
Total Patterson Companies, Inc. stockholders' equity	1,451,964	1,461,790
Noncontrolling interests	3,724	—
Total stockholders’ equity	1,455,688	1,461,790
Total liabilities and stockholders’ equity	$3,344,254	$3,471,664
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net sales	$1,404,752	$1,385,737	$2,741,072	$2,689,852
Cost of sales	1,109,676	1,069,994	2,162,333	2,075,061
Gross profit	295,076	315,743	578,739	614,791
Operating expenses	253,860	243,984	533,009	486,199
Operating income	41,216	71,759	45,730	128,592
Other income (expense):
Other income, net	5,941	1,160	7,194	2,672
Interest expense	(9,456)	(11,468)	(20,677)	(22,671)
Income before taxes	37,701	61,451	32,247	108,593
Income tax expense	9,055	21,207	8,110	37,502
Net income	28,646	40,244	24,137	71,091
Net loss attributable to noncontrolling interests	(223)	—	(276)	—
Net income attributable to Patterson Companies, Inc.	$28,869	$40,244	$24,413	$71,091
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.31	$0.43	$0.26	$0.76
Diluted	$0.31	$0.43	$0.26	$0.76
Weighted average shares:
Basic	92,683	92,722	92,606	93,037
Diluted	93,289	93,351	93,144	93,683
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Comprehensive income:
Net income	$28,646	$40,244	$24,137	$71,091
Foreign currency translation gain (loss)	(3,540)	(3,965)	(12,860)	8,119
Cash flow hedges, net of tax	552	438	1,101	875
Comprehensive income	$25,658	$36,717	$12,378	$80,085
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 29, 2017	96,534	$966	$72,973	$(92,669)	$1,481,234	$(68,071)	$—	$1,394,433
Foreign currency translation	—	—	—	15,824	—	—	—	15,824
Cash flow hedges	—	—	—	1,871	—	—	—	1,871
Net income (loss)	—	—	—	—	200,974	—	—	200,974
Dividends declared	—	—	—	—	(96,964)	—	—	(96,964)
Common stock issued and related tax benefits	369	4	12,403	—	—	—	—	12,407
Repurchases of common stock	(2,147)	(22)	—	—	(87,478)	—	—	(87,500)
Stock based compensation	—	—	18,400	—	—	—	—	18,400
ESOP activity	—	—	—	—	—	2,345	—	2,345
Balance at April 28, 2018	94,756	948	103,776	(74,974)	1,497,766	(65,726)	—	1,461,790
Foreign currency translation	—	—	—	(12,860)	—	—	—	(12,860)
Cash flow hedges	—	—	—	1,101	—	—	—	1,101
Net income (loss)	—	—	—	—	24,413	—	(276)	24,137
Dividends declared	—	—	—	—	(48,822)	—	—	(48,822)
Common stock issued and related tax benefits	194	2	2,710	—	—	—	—	2,712
Stock based compensation	—	—	9,626	—	—	—	—	9,626
ESOP activity	—	—	—	—	—	14,004	—	14,004
Increase from business combination	—	—	—	—	—	—	4,000	4,000
Balance at October 27, 2018	94,950	$950	$116,112	$(86,733)	$1,473,357	$(51,722)	$3,724	$1,455,688

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 27, 2018	October 28, 2017
Operating activities:
Net income	$24,137	$71,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,145	22,458
Amortization	19,781	19,375
Bad debt expense	3,533	3,716
Non-cash employee compensation	13,926	16,635
Deferred consideration in securitized receivables	(165,567)	(24,581)
Change in assets and liabilities, net of acquired	282,259	(31,586)
Net cash provided by operating activities	200,214	77,108
Investing activities:
Additions to property and equipment	(22,094)	(16,431)
Collection of deferred purchase price receivables	165,567	24,581
Other investing activities	2,875	11,626
Net cash provided by investing activities	146,348	19,776
Financing activities:
Dividends paid	(49,980)	(49,969)
Repurchases of common stock	—	(71,254)
Retirement of long-term debt	(180,321)	(7,377)
Draw on (payment on) revolving credit	(16,000)	33,000
Other financing activities	3,592	3,561
Net cash used in financing activities	(242,709)	(92,039)
Effect of exchange rate changes on cash	(1,322)	1,652
Net change in cash and cash equivalents	102,531	6,497
Cash and cash equivalents at beginning of period	62,984	94,959
Cash and cash equivalents at end of period	$165,515	$101,456
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of October 27, 2018, and our results of operations and cash flows for the periods ended October 27, 2018 and October 28, 2017. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended October 27, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 27, 2019. These financial statements should be read in conjunction with the financial statements included in our 2018 Annual Report on Form 10-K filed on June 27, 2018.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2019 and 2018 represents the 13 weeks ended October 27, 2018 and the 13 weeks ended October 28, 2017, respectively. The six months ended October 27, 2018 and October 28, 2017 each included 26 weeks. Fiscal 2019 will include 52 weeks and fiscal 2018 included 52 weeks.
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $173 and $265 for the three months ended October 27, 2018 and October 28, 2017, respectively. The income tax expense related to cash flow hedges was $357 and $530 for the six months ended October 27, 2018 and October 28, 2017, respectively.
Earnings Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share ("EPS"):

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Denominator for basic EPS – weighted average shares	92,683	92,722	92,606	93,037
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	606	629	538	646
Denominator for diluted EPS – weighted average shares	93,289	93,351	93,144	93,683
Potentially dilutive securities representing 1,890 and 1,905 shares for the three and six months ended October 27, 2018, respectively, and 1,581 and 1,272 shares for the three and six months ended October 28, 2017, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract Balances
Contract balances represent amounts presented in our condensed consolidated balance sheets when either we have transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets and contract liabilities.
Contract asset balances as of October 27, 2018 and April 28, 2018 were not material. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At October 27, 2018 and April 28, 2018, contract liabilities of $24,386 and $26,166 were reported in other accrued liabilities, respectively. During the six months ended October 27, 2018, we recognized $15,932 of the amount previously deferred at April 28, 2018.
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
In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)", which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. We adopted ASU No. 2016-01 in the first quarter of fiscal 2019, and the adoption had no impact on our consolidated net earnings, financial position, or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases, as well as requires additional qualitative and quantitative disclosures. We are required to adopt ASU 2016-02 in the first quarter of fiscal 2020, with early adoption permitted. We plan to adopt the new guidance in the first quarter of fiscal 2020 and are currently evaluating the impact of adopting this pronouncement, but anticipate that the new guidance will impact our condensed consolidated balance sheets.
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
Sales of Receivables occur daily and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreement fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000. As of October 27, 2018, $172,000 of the amount available under the Receivables Purchase Agreement was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative services. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The DPP receivable was $58,451 as of October 27, 2018. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables. We recorded a loss on sale of Receivables within operating expenses in the condensed consolidated statements of income and other comprehensive income during the three and six months ended October 27, 2018 of $2,192 and $2,871, respectively.
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG Bank, Ltd. ("MUFG") (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.) serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at October 27, 2018 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 11.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at October 27, 2018 was $100,000.
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
During the three months ended October 27, 2018 and October 28, 2017, we sold $40,713 and $95,588 of contracts under these arrangements, respectively. During the six months ended October 27, 2018 and October 28, 2017, we sold $88,023 and $151,711 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $2,734 and $5,967 during the three months ended October 27, 2018 and October 28, 2017, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $5,225 and $10,227 during the six months ended October 27, 2018 and October 28, 2017, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $36,357 and $35,741 as of October 27, 2018 and April 28, 2018, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $66,173, net of unearned income of $7, and $46,232, net of unearned income of $8, as of October 27, 2018 and April 28, 2018, respectively, of finance contracts we have not yet sold. A total of $539,426 of finance contracts receivable sold under the arrangements was outstanding at October 27, 2018. The DPP receivable under the arrangements was $100,182 and $150,404 as of October 27, 2018 and April 28, 2018, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at October 27, 2018.
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

As of October 27, 2018, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2026. We sold an identical interest rate cap to the same bank. As of October 27, 2018, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of December 2025. We sold an identical interest rate cap to the same bank.
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
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	October 27, 2018	April 28, 2018
Assets:
Interest rate cap agreements	Other noncurrent assets	$2,753	$1,613
Liabilities:
Interest rate cap agreements	Other noncurrent liabilities	2,753	1,613
The following table presents the pre-tax effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of income and other comprehensive income ("OCI"):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationships	Income statement location	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Interest rate swap	Interest expense	$(725)	$(703)	$(1,458)	$(1,405)
There were no gains or losses recognized in OCI on cash flow hedging derivatives during the three and six months ended October 27, 2018 or October 28, 2017.
We recorded no ineffectiveness during the three and six month periods ended October 27, 2018 and October 28, 2017. As of October 27, 2018, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,900, which will be recorded as an increase to interest expense.
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

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	October 27, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$64,840	$64,840	$—	$—
DPP receivable - receivables securitization program	58,451	—	—	58,451
DPP receivable - customer financing	100,182	—	—	100,182
Derivative instruments	2,753	—	2,753	—
Total assets	$226,226	$64,840	$2,753	$158,633
Liabilities:
Derivative instruments	$2,753	$—	$2,753	$—

	April 28, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,650	$6,650	$—	$—
DPP receivable - receivables securitization program	—	—	—	—
DPP receivable - customer financing	150,404	—	—	150,404
Derivative instruments	1,613	—	1,613	—
Total assets	$158,667	$6,650	$1,613	$150,404
Liabilities:
Derivative instruments	$1,613	$—	$1,613	$—
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
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the six month periods ended October 27, 2018 or October 28, 2017.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of October 27, 2018 and April 28, 2018 was $800,636 and $989,124, respectively, as compared to a carrying value of $818,627 and $998,628 at October 27, 2018 and April 28, 2018, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 27, 2018 and April 28, 2018.
Note 6. Income Taxes
The effective income tax rate for the three months ended October 27, 2018 was 24.0% compared to 34.5% for the three months ended October 28, 2017, and for the six months ended October 27, 2018 was 25.1% compared to 34.5% for the six months ended October 28, 2017.
The change in tax rate for the three months ended October 27, 2018 compared to the three months ended October 28, 2017 was primarily due to the impact of the Tax Cuts and Jobs Act ("Tax Act"), enacted on December 22, 2017 by the U.S. government . The change in tax rate for the six months ended October 27, 2018 compared to the six months ended October 28, 2017 was primarily due to the impact of the Tax Act and lower excess tax benefits on employee share-based compensation. The Tax Act significantly revises the future ongoing U.S. federal corporate income tax by, among other things, lowering U.S. federal corporate tax rates and implementing a territorial tax system. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. For the fiscal year ended April 28, 2018, we utilized a blended rate of approximately 30.5%. For the three and six months ended October 27, 2018, we utilized a 21.0% U.S. federal statutory rate.
The legislative changes included in the Tax Act are broad and complex. For the fiscal year ended April 28, 2018, we recognized provisional net tax benefit of $76,648, which included provisional amounts of $81,871 of tax benefit on U.S. deferred tax assets and liabilities, $4,006 of tax expense for a one-time transition tax on unremitted foreign earnings and $1,217 in withholding taxes paid on current year distributions. During the six months ended October 27, 2018, there were no changes made to the provisional amounts recognized in fiscal year 2018. We continue to analyze the effects of the Tax Act and will record additional impacts as they are identified. Staff Accounting Bulletin No. 118 provides for a measurement period of up to one year from the enactment date. The final impact of the Tax Act may differ from the provisional amounts that have been recognized.

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
We continue to review the impact of the global intangible low taxed income (“GILTI”) provisions under the Tax Act which are complex and subject to continued regulatory interpretation by the IRS. While we have included an estimate of GILTI in the effective tax rate for the three and six months ended October 27, 2018, we have not yet completed our analysis.

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
Note 7. Technology Partner Innovations, LLC

In the first quarter of fiscal 2019, we entered into an agreement with Cure Partners to form Technology Partner Innovations, LLC (TPI), which is launching a new cloud-based practice management software, NaVetor. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three and six ended October 27, 2018, net loss attributable to the noncontrolling interest was $223 and $276, respectively, resulting in noncontrolling interests of $3,724 on the condensed consolidated balance sheet at October 27, 2018.
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

The following tables present information about our reportable segments:

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Consolidated net sales
United States	$1,173,623	$1,151,380	$2,270,087	$2,231,707
United Kingdom	150,452	148,734	304,357	289,588
Canada	80,677	85,623	166,628	168,557
Total	$1,404,752	$1,385,737	$2,741,072	$2,689,852
Dental net sales
United States	$495,457	$500,803	$949,030	$967,491
Canada	47,059	52,827	99,550	104,946
Total	$542,516	$553,630	$1,048,580	$1,072,437
Animal Health net sales
United States	$671,338	$642,053	$1,309,187	$1,246,520
United Kingdom	150,452	148,734	304,357	289,588
Canada	33,618	32,796	67,078	63,611
Total	$855,408	$823,583	$1,680,622	$1,599,719
Corporate net sales
United States	$6,828	$8,524	$11,870	$17,696
Total	$6,828	$8,524	$11,870	$17,696

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Consolidated net sales
Consumable	$1,138,251	$1,116,091	$2,247,648	$2,196,196
Equipment and software	182,120	181,337	329,018	318,286
Other	84,381	88,309	164,406	175,370
Total	$1,404,752	$1,385,737	$2,741,072	$2,689,852
Dental net sales
Consumable	$303,806	$311,217	$608,045	$631,395
Equipment and software	167,686	169,513	302,643	297,376
Other	71,024	72,900	137,892	143,666
Total	$542,516	$553,630	$1,048,580	$1,072,437
Animal Health net sales
Consumable	$834,445	$804,874	$1,639,603	$1,564,801
Equipment and software	14,434	11,824	26,375	20,910
Other	6,529	6,885	14,644	14,008
Total	$855,408	$823,583	$1,680,622	$1,599,719
Corporate net sales
Other	$6,828	$8,524	$11,870	$17,696
Total	$6,828	$8,524	$11,870	$17,696

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Operating income (loss)
Dental	$41,594	$65,207	$77,467	$124,726
Animal Health	22,031	23,217	41,063	39,893
Corporate	(22,409)	(16,665)	(72,800)	(36,027)
Consolidated operating income	$41,216	$71,759	$45,730	$128,592

	October 27, 2018	April 28, 2018
Total assets
Dental	$668,603	$853,555
Animal Health	2,158,144	2,128,800
Corporate	517,507	489,309
Total assets	$3,344,254	$3,471,664

Note 9. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of October 27, 2018:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 28, 2018	$(13,118)	$(61,856)	$(74,974)
Other comprehensive loss before reclassifications	—	(12,860)	(12,860)
Amounts reclassified from AOCL	1,101	—	1,101
AOCL at October 27, 2018	$(12,017)	$(74,716)	$(86,733)
The amounts reclassified from AOCL during fiscal 2019 represent gains and losses on cash flow hedges, net of taxes of $357. The impact to the condensed consolidated statements of income and other comprehensive income was an increase to interest expense of $1,458.
Note 10. Legal Proceedings
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. In June 2017, Henry Schein settled with SourceOne and was dismissed from this litigation with prejudice. We are vigorously defending ourselves in this litigation. Trial is scheduled to begin on April 29, 2019. We do not anticipate that this matter will have a material adverse effect on our financial statements.

Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all private dental practices and laboratories who purchased dental supplies or equipment in the U.S. directly from any of the defendants, during the period beginning August 31, 2008 until March 31, 2016. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes a full and final settlement of the lawsuit on a class-wide basis, subject to court approval. Related to this settlement, we recorded a charge of $28,263 in our first quarter 2019 results in our Corporate segment.
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the United States Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the United States Supreme Court heard oral argument. The United States Supreme Court’s decision is pending. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff has appealed the District Court’s order. The U.S. Court of Appeals for the Second Circuit heard oral argument on the appeal on September 13, 2018. The court’s decision is pending. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. We are vigorously defending ourselves against the administrative complaint. The hearing in front of an Administrative Law Judge of the FTC in Washington, D.C. began on October 16, 2018 and is ongoing. We do not anticipate this matter will have a material adverse effect on our financial statements.

On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act.  Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs.  On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs.  While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.

During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia informed us that our subsidiary, Animal Health International, Inc., has been designated a target of a criminal investigation.  The main focus of the investigation to date and the alleged relationships at issue occurred prior to our acquisition of Animal Health International in June 2015 and relate to legacy Animal Health International sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal and state laws.  In October 2018, we entered into a tolling agreement effective for three months to allow us to produce documents responsive to grand jury subpoenas and to allow for further evaluation of evidence.  We also are conducting an internal investigation and are cooperating with the U.S. Attorney’s Office.  At this time, we are unable to make an estimate of the amount of loss, if any, or range of possible loss that we could incur as a result of the foregoing matter.

On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315.  Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to:  (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.”  Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412,800 worth of its own stock at artificially inflated prices.”  In the derivative complaint, plaintiff asserts three counts against the individual defendants for:  (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment.  Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.”  While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the United States District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818.  Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors. Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412,800 of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act.  Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On October 9, 2018, Nathaniel Kramer filed indirect purchaser litigation against Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company in the United States District Court for the District of Northern District of California. The purported class action complaint asserts violations of the California Cartwright Act and the California Unfair Competition Act based on an alleged agreement between Schein, Benco, and Patterson (and unnamed co-conspirators) not to compete as to price and margins. Plaintiff alleges that the agreement allowed the defendants to charge higher prices to dental practices for dental supplies and that the dental practices passed on all, or part of, the increased prices to the consumers of dental services. Subject to certain exclusions, the complaint defines the class as all persons residing in California purchasing and/or reimbursing for dental services from California dental practices. The complaint seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation.

While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse effect on our financial statements, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future.  Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business.  There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended October 27, 2018, contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are information of a non-historical nature and are subject to risks and uncertainties that are beyond Patterson’s ability to control. Forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of Patterson or the price of Patterson stock. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Such risks and uncertainties include, without limitation, the cautionary language set forth herein; operations disruptions attributable to our enterprise resource planning system implementation; our ability to attract or retain qualified sales representatives and service technicians who relate directly with our customers; the reduction, modification, cancellation or delay of purchases of innovative, high-margin equipment; material changes in our purchasing relationships with suppliers; changes in general market and economic conditions; and the other risks and important factors contained and identified in Patterson’s previous filings with the Securities and Exchange Commission, such as its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, any of which could cause actual results to differ materially from the forward-looking statements.
OVERVIEW
Our financial information for the first six months of fiscal 2019 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2019 and 2018 represents the 13 weeks ended October 27, 2018 and the 13 weeks ended October 28, 2017, respectively. Fiscal 2019 will include 52 weeks and fiscal 2018 included 52 weeks.
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
Receivables Securitization Program. On July 24, 2018, we entered into a receivables purchase agreement with MUFG Bank, Ltd. Under this agreement, MUFG Bank, Ltd. acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”).
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The initial transaction was a sale of $237.6 million of net receivables. From this sale, we received $171.0 million of cash and a DPP receivable with a fair value of $65.9 million. In addition, we recorded a loss of $0.7 million as a result of this transaction. The proceeds from the initial sale were primarily used to reduce debt.

The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The collection of the DPP receivable is recognized as an increase to net cash provided by investing activities within the condensed consolidated statements of cash flows, with a corresponding reduction to net cash provided by operating activities within the condensed consolidated statements of cash flows.

Legal Reserve. In September 2018, we signed an agreement to settle the litigation entitled In re Dental Supplies Antitrust Litigation. Under the terms of the settlement, we will pay $28.3 million upon final court approval. We previously established a pre-tax reserve of $28.3 million ("Legal Reserve") during the first quarter of fiscal 2019 to account for the settlement of this matter. The settlement remains subject to preliminary and final court approval.

RESULTS OF OPERATIONS
QUARTER ENDED OCTOBER 27, 2018 COMPARED TO QUARTER ENDED OCTOBER 28, 2017
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	October 27, 2018	October 28, 2017
Net sales	100.0%	100.0%
Cost of sales	79.0	77.2
Gross profit	21.0	22.8
Operating expenses	18.1	17.6
Operating income	2.9	5.2
Other income (expense)	(0.2)	(0.8)
Income before taxes	2.7	4.4
Income tax expense	0.7	1.5
Net income	2.0	2.9
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.0%	2.9%
Net Sales. Consolidated net sales for the three months ended October 27, 2018 were $1,404.8 million, an increase of 1.4% from $1,385.7 million for the three months ended October 28, 2017. Foreign exchange rate changes had an unfavorable impact of 0.3% on current quarter sales.
Dental segment sales for the three months ended October 27, 2018 were $542.5 million, a decrease of 2.0% from $553.6 million for the three months ended October 28, 2017. Foreign exchange rate changes had an unfavorable impact of 0.2% on current quarter sales. Current quarter sales of consumables decreased 2.4%, sales of dental equipment and software decreased 1.1% to $167.7 million, and sales of other dental services and products decreased 2.6%. The decrease in sales of consumables was mainly due to changes in our sales force and disruptions resulting from our ERP system initiatives.
Animal Health segment sales for the three months ended October 27, 2018 were $855.4 million, an increase of 3.9% from $823.6 million for the three months ended October 28, 2017. Foreign exchange rate changes had an unfavorable impact of 0.4% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended October 27, 2018, resulting in an estimated 0.2% unfavorable impact to sales. Positive end market fundamentals contributed to the current quarter sales growth.
Gross Profit. Consolidated gross profit margin rate for the three months ended October 27, 2018 decreased 180 basis points from the prior year quarter to 21.0%. Gross profit margin rates decreased in both the Dental and Animal Health segments during the three months ended October 27, 2018. A greater percentage of sales came from our lower margin Animal Health segment during the three months ended October 27, 2018, resulting in a lower consolidated gross profit margin rate. Unfavorable sales mix, pricing pressure at the point of sale and inventory adjustments in both our Dental and Animal Health segment also contributed to the decline in the gross profit margin rate. In addition, lower net sales in our Corporate segment related to customer financing contracts reduced the gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the three months ended October 27, 2018 were $253.9 million, a 4.0% increase from the prior year quarter of $244.0 million. We incurred higher operating expenses during the three months ended October 27, 2018 primarily as a result of higher professional services expenses. The consolidated operating expense ratio of 18.1% increased 50 basis points from the prior year quarter, which was also driven by this same factor.
Operating Income. For the three months ended October 27, 2018, operating income was $41.2 million, or 2.9% of net sales, as compared to $71.8 million, or 5.2% of net sales for the three months ended October 28, 2017. The decrease in operating income and operating income as a percent of sales was primarily due to a decrease in operating margins in the Dental segment and higher professional services expenses. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the three months ended October 27, 2018, which lowered operating income as a percent of sales.
Dental segment operating income was $41.6 million for the three months ended October 27, 2018, a decrease of $23.6 million from the prior year quarter. The decrease was primarily due to lower net sales and a lower gross profit margin rate in the current quarter, in addition to greater operating expenses.
Animal Health segment operating income was $22.0 million for the three months ended October 27, 2018, a decrease of $1.2 million from the prior year quarter. The decrease was primarily due to greater operating expenses incurred during the three months ended October 27, 2018.
Corporate segment operating loss was $22.4 million for the three months ended October 27, 2018, as compared to a loss of $16.7 million for the three months ended October 28, 2017. The change was driven primarily by higher professional services expenses, as well as lower net sales related to our customer financing contracts during the three months ended October 27, 2018.
Other Income (Expense). Net other expense for the three months ended October 27, 2018 was $3.5 million, compared to $10.3 million for the three months ended October 28, 2017. Net other expense was lower during the three months ended October 27, 2018 due to the recognition of a gain related to an investment, as well as lower interest expense.
Income Tax Expense. The effective income tax rate for the three months ended October 27, 2018 was 24.0% compared to 34.5% for the three months ended October 28, 2017. The change in the tax rate was primarily due to the impact of the Tax Act.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the three months ended October 27, 2018 was $28.9 million, compared to $40.2 million for the three months ended October 28, 2017. Earnings per diluted share were $0.31 in the current quarter compared to $0.43 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 93.3 million, compared to 93.4 million in the prior year quarter. The current quarter and prior year quarter cash dividend was $0.26 per common share.
SIX MONTHS ENDED OCTOBER 27, 2018 COMPARED TO SIX MONTHS ENDED OCTOBER 28, 2017
The following table summarizes our results as a percent of net sales:

	Six Months Ended
	October 27, 2018	October 28, 2017
Net sales	100.0%	100.0%
Cost of sales	78.9	77.1
Gross profit	21.1	22.9
Operating expenses	19.4	18.1
Operating income	1.7	4.8
Other income (expense)	(0.5)	(0.8)
Income before taxes	1.2	4.0
Income tax expense	0.3	1.4
Net income	0.9	2.6
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	0.9%	2.6%
Net Sales. Consolidated net sales for the six months ended October 27, 2018 were $2,741.1 million, a 1.9% increase from $2,689.9 million for the six months ended October 28, 2017. Foreign exchange rate changes had a favorable impact of 0.1% on current period sales.
Dental segment sales for the six months ended October 27, 2018 were $1,048.6 million, a 2.2% decrease from $1,072.4 million for the six months ended October 28, 2017. Foreign exchange rate changes had an insignificant impact on current period sales. Current period sales of consumables decreased 3.7%, sales of dental equipment and software increased 1.8% to $302.6 million, and sales of other dental services and products decreased 4.0% for the six months ended October 27, 2018. The decrease in sales of consumables was mainly due to changes in our sales force and disruptions resulting from our ERP system initiatives.
Animal Health segment sales for the six months ended October 27, 2018 were $1,680.6 million, a 5.1% increase from $1,599.7 million for the six months ended October 28, 2017. Foreign exchange rate changes had a favorable impact of 0.1% on current period sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the six months ended October 27, 2018, resulting in an estimated 0.3% unfavorable impact to sales. Positive end market fundamentals contributed to the current period sales growth.
Gross Profit. Consolidated gross profit margin rate for the six months ended October 27, 2018 decreased 180 basis points from the prior year period to 21.1%. Gross profit margin rates decreased in both the Dental and Animal Health segment. A greater percentage of sales came from our lower margin Animal Health segment during the six months ended October 27, 2018, resulting in a lower consolidated gross profit margin rate. Unfavorable sales mix, pricing pressure at the point of sale and inventory adjustments in both our Dental and Animal Health segment also contributed to the decline in the gross profit margin rate. In addition, lower net sales in our Corporate segment related to customer financing contracts reduced the gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the six months ended October 27, 2018 were $533.0 million, a 9.6% increase from the prior year period of $486.2 million. We incurred higher operating expenses during the six months ended October 27, 2018 primarily as a result of the Legal Reserve, higher professional services expenses and higher personnel costs. The consolidated operating expense ratio of 19.4% increased 130 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the six months ended October 27, 2018, operating income was $45.7 million, or 1.7% of net sales, as compared to $128.6 million, or 4.8% of net sales for the six months ended October 28, 2017. The decrease in operating income and operating income as a percent of sales was primarily due to a decrease in operating margins in our Dental segment, the impact of the Legal Reserve and higher professional services expenses. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the six months ended October 27, 2018, which lowered operating income as a percent of sales.
Dental segment operating income was $77.5 million for the six months ended October 27, 2018, a decrease of $47.3 million from the prior year period. The decrease was primarily due to lower net sales and a lower gross profit margin rate in the current period, in addition to greater operating expenses.

Animal Health segment operating income was $41.1 million for the six months ended October 27, 2018, an increase of $1.2 million from the prior year period. The increase was primarily due to higher net sales, partially offset by greater operating expenses.
Corporate segment operating loss was $72.8 million for the six months ended October 27, 2018, as compared to a loss of $36.0 million for the six months ended October 28, 2017. The change was driven primarily by the Legal Reserve established during the first quarter of fiscal 2019, as well as higher professional services expenses.
Other Income (Expense). Net other expense was $13.5 million for the six months ended October 27, 2018, compared to $20.0 million for the six months ended October 28, 2017. Net other expense was lower during the six months ended October 27, 2018 due to the recognition of a gain related to an investment, as well as lower interest expense.
Income Tax Expense. The effective income tax rate for the six months ended October 27, 2018 was 25.1% compared to 34.5% for the six months ended October 28, 2017. The change in the tax rate was primarily due to the impact of the Tax Act and lower excess tax benefits on employee share-based compensation.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the six months ended October 27, 2018 was $24.1 million, compared to $71.1 million for the six months ended October 28, 2017. Earnings per diluted share were $0.26 in the current period compared to $0.76 in the prior year period. Weighted average diluted shares outstanding in the current period were 93.1 million compared to 93.7 million in the prior year period. The current period and prior year period cash dividend was $0.52 per common share.
LIQUIDITY AND CAPITAL RESOURCES
For the six months ended October 27, 2018, net cash provided by operating activities was $200.2 million, compared to net cash provided by operating activities of $77.1 million for the six months ended October 28, 2017. The net cash provided by operating activities during the six months ended October 27, 2018 was primarily driven by a reduction in working capital and the impact of the Receivables Securitization Program.
For the six months ended October 27, 2018, net cash provided by investing activities was $146.3 million, compared to net cash provided by investing activities of $19.8 million for the six months ended October 28, 2017. Net cash flows for the six months ended October 27, 2018 were positive primarily due to the collection of $165.6 million of deferred purchase price receivables. We expect to use a total of approximately $70 million for capital expenditures in fiscal 2019.
Net cash used in financing activities for the six months ended October 27, 2018 was $242.7 million. Uses of cash consisted primarily of $180.3 million for retirement of long-term debt and $50.0 million for dividend payments. For the six months ended October 28, 2017, net cash used in financing activities was $92.0 million. Uses of cash consisted primarily of $71.3 million for share repurchases and $50.0 million for dividend payments. Cash proceeds included $33.0 million attributed to draws on our revolving line of credit.
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
As of October 27, 2018, $96.3 million of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 3.79%, and no amount was outstanding under the Amended Credit Agreement revolving line of credit. At April 28, 2018, $276.6 million was outstanding under the Amended Credit Agreement unsecured term loan at an interest rate of 3.40%, and $16.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.95%.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 27, 2018. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 27, 2018.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. In June 2017, Henry Schein settled with SourceOne and was dismissed from this litigation with prejudice. We are vigorously defending ourselves in this litigation. Trial is scheduled to begin on April 29, 2019. We do not anticipate that this matter will have a material adverse effect on our financial statements.

Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all private dental practices and laboratories who purchased dental supplies or equipment in the U.S. directly from any of the defendants, during the period beginning August 31, 2008 until March 31, 2016. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes a full and final settlement of the lawsuit on a class-wide basis, subject to court approval. Related to this settlement, we recorded a charge of $28.3 million in our first quarter 2019 results in our Corporate segment.

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the United States Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the United States Supreme Court heard oral argument. The United States Supreme Court’s decision is pending. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff has appealed the District Court’s order. The U.S. Court of Appeals for the Second Circuit heard oral argument on the appeal on September 13, 2018. The court’s decision is pending. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. We are vigorously defending ourselves against the administrative complaint. The hearing in front of an Administrative Law Judge of the FTC in Washington, D.C. began on October 16, 2018 and is ongoing. We do not anticipate this matter will have a material adverse effect on our financial statements.

On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act.  Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs.  On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs.  While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.

During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia informed us that our subsidiary, Animal Health International, Inc., has been designated a target of a criminal investigation.  The main focus of the investigation to date and the alleged relationships at issue occurred prior to our acquisition of Animal Health International in June 2015 and relate to legacy Animal Health International sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal and state laws.  In October 2018, we entered into a tolling agreement effective for three months to allow us to produce documents responsive to grand jury subpoenas and to allow for further evaluation of evidence.  We also are conducting an internal investigation and are cooperating with the U.S. Attorney’s Office.  At this time, we are unable to make an estimate of the amount of loss, if any, or range of possible loss that we could incur as a result of the foregoing matter.

On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315.  Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to:  (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.”  Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412.8 million worth of its own stock at artificially inflated prices.”  In the derivative complaint, plaintiff asserts three counts against the individual defendants for:  (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment.  Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.”  While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the United States District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818.  Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors. Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412.8 million of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act.  Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On October 9, 2018, Nathaniel Kramer filed indirect purchaser litigation against Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company in the United States District Court for the District of Northern District of California. The purported class action complaint asserts violations of the California Cartwright Act and the California Unfair Competition Act based on an alleged agreement between Schein, Benco, and Patterson (and unnamed co-conspirators) not to compete as to price and margins. Plaintiff alleges that the agreement allowed the defendants to charge higher prices to dental practices for dental supplies and that the dental practices passed on all, or part of, the increased prices to the consumers of dental services. Subject to certain exclusions, the complaint defines the class as all persons residing in California purchasing and/or reimbursing for dental services from California dental practices. The complaint seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation.

While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse effect on our financial statements, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future.  Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business.  There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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
No shares were repurchased under the stock repurchase plan during the second quarter of fiscal 2019.
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

10.1
Amended and Restated Contract Purchase Agreement dated as of August 12, 2011, among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, the purchasers party thereto, and Fifth Third Bank, as agent, conformed through Tenth Amendment, dated August 3, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 5, 2018 (File No. 000-20572)).).

10.2
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Thirteenth Amendment dated August 10, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 5, 2018 (File No. 000-20572)).).

10.3	Patterson Companies, Inc. Amended and Restated Capital Accumulation Plan (filed herewith).

10.4
Patterson Companies, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to our Definitive Schedule 14A (Proxy Statement), filed August 6, 2018 (File No. 000-20572)).

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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: December 6, 2018	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)