Form 10-Q
period 2019-01-26
PATTERSON COMPANIES, INC.
filed 2019-03-06
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2019.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 28, 2019, there were 95,169,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 26, 2019	April 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$117,431	$62,984
Receivables, net of allowance for doubtful accounts	547,180	826,877
Inventory	845,846	779,834
Prepaid expenses and other current assets	169,209	103,029
Total current assets	1,679,666	1,772,724
Property and equipment, net	290,271	290,590
Long-term receivables, net	96,946	135,175
Goodwill	814,874	815,977
Identifiable intangibles, net	359,601	389,424
Other	79,167	67,774
Total assets	$3,320,525	$3,471,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$688,125	$610,368
Accrued payroll expense	72,125	69,099
Other accrued liabilities	121,317	136,316
Current maturities of long-term debt	22,131	76,598
Borrowings on revolving credit	29,000	16,000
Total current liabilities	932,698	908,381
Long-term debt	732,640	922,030
Other non-current liabilities	182,490	179,463
Total liabilities	1,847,828	2,009,874
Stockholders’ equity:
Common stock, $.01 par value: 600,000 shares authorized; 95,164 and 94,756 shares issued and outstanding	952	948
Additional paid-in capital	122,861	103,776
Accumulated other comprehensive loss	(83,001)	(74,974)
Retained earnings	1,480,054	1,497,766
Unearned ESOP shares	(51,722)	(65,726)
Total Patterson Companies, Inc. stockholders' equity	1,469,144	1,461,790
Noncontrolling interests	3,553	—
Total stockholders’ equity	1,472,697	1,461,790
Total liabilities and stockholders’ equity	$3,320,525	$3,471,664
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net sales	$1,396,745	$1,375,222	$4,137,817	$4,065,074
Cost of sales	1,097,236	1,080,486	3,259,569	3,155,547
Gross profit	299,509	294,736	878,248	909,527
Operating expenses	254,146	244,690	787,155	730,889
Operating income	45,363	50,046	91,093	178,638
Other income (expense):
Other income, net	1,427	2,096	8,621	4,768
Interest expense	(9,172)	(11,783)	(29,849)	(34,454)
Income before taxes	37,618	40,359	69,865	148,952
Income tax expense (benefit)	6,564	(68,596)	14,674	(31,094)
Net income	31,054	108,955	55,191	180,046
Net loss attributable to noncontrolling interests	(171)	—	(447)	—
Net income attributable to Patterson Companies, Inc.	$31,225	$108,955	$55,638	$180,046
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.34	$1.18	$0.60	$1.94
Diluted	$0.33	$1.18	$0.60	$1.93
Weighted average shares:
Basic	92,818	91,949	92,677	92,674
Diluted	93,653	92,609	93,347	93,323
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Comprehensive income:
Net income	$31,054	$108,955	$55,191	$180,046
Foreign currency translation gain (loss)	3,184	16,475	(9,676)	24,594
Cash flow hedges, net of tax	548	437	1,649	1,312
Comprehensive income	$34,786	$125,867	$47,164	$205,952
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 29, 2017	96,534	$966	$72,973	$(92,669)	$1,481,234	$(68,071)	$—	$1,394,433
Foreign currency translation	—	—	—	15,824	—	—	—	15,824
Cash flow hedges	—	—	—	1,871	—	—	—	1,871
Net income (loss)	—	—	—	—	200,974	—	—	200,974
Dividends declared	—	—	—	—	(96,964)	—	—	(96,964)
Common stock issued and related tax benefits	369	4	12,403	—	—	—	—	12,407
Repurchases of common stock	(2,147)	(22)	—	—	(87,478)	—	—	(87,500)
Stock based compensation	—	—	18,400	—	—	—	—	18,400
ESOP activity	—	—	—	—	—	2,345	—	2,345
Balance at April 28, 2018	94,756	948	103,776	(74,974)	1,497,766	(65,726)	—	1,461,790
Foreign currency translation	—	—	—	(9,676)	—	—	—	(9,676)
Cash flow hedges	—	—	—	1,649	—	—	—	1,649
Net income (loss)	—	—	—	—	55,638	—	(447)	55,191
Dividends declared	—	—	—	—	(73,350)	—	—	(73,350)
Common stock issued and related tax benefits	408	4	4,903	—	—	—	—	4,907
Stock based compensation	—	—	14,182	—	—	—	—	14,182
ESOP activity	—	—	—	—	—	14,004	—	14,004
Increase from asset acquisition	—	—	—	—	—	—	4,000	4,000
Balance at January 26, 2019	95,164	$952	$122,861	$(83,001)	$1,480,054	$(51,722)	$3,553	$1,472,697

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 26, 2019	January 27, 2018
Operating activities:
Net income	$55,191	$180,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,317	33,672
Amortization	29,108	29,115
Bad debt expense	4,592	4,471
Non-cash employee compensation	22,282	22,999
Deferred income taxes	5,840	(38,299)
Deferred consideration in securitized receivables	(308,592)	(37,068)
Change in assets and liabilities, net of acquired	234,606	(154,923)
Net cash provided by operating activities	76,344	40,013
Investing activities:
Additions to property and equipment	(33,926)	(28,239)
Collection of deferred purchase price receivables	308,592	37,068
Other investing activities	2,875	10,600
Net cash provided by investing activities	277,541	19,429
Financing activities:
Dividends paid	(74,731)	(74,641)
Repurchases of common stock	—	(87,500)
Retirement of long-term debt	(244,010)	(7,377)
Draw on revolving credit	13,000	120,000
Other financing activities	6,228	7,546
Net cash used in financing activities	(299,513)	(41,972)
Effect of exchange rate changes on cash	75	5,576
Net change in cash and cash equivalents	54,447	23,046
Cash and cash equivalents at beginning of period	62,984	94,959
Cash and cash equivalents at end of period	$117,431	$118,005
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of January 26, 2019, and our results of operations and cash flows for the periods ended January 26, 2019 and January 27, 2018. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended January 26, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 27, 2019. These financial statements should be read in conjunction with the financial statements included in our 2018 Annual Report on Form 10-K filed on June 27, 2018.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2019 and 2018 represents the 13 weeks ended January 26, 2019 and the 13 weeks ended January 27, 2018, respectively. The nine months ended January 26, 2019 and January 27, 2018 each included 39 weeks. Fiscal 2019 will include 52 weeks and fiscal 2018 included 52 weeks.
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $177 and $265 for the three months ended January 26, 2019 and January 27, 2018, respectively. The income tax expense related to cash flow hedges was $534 and $795 for the nine months ended January 26, 2019 and January 27, 2018, respectively.
Earnings Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Denominator for basic EPS – weighted average shares	92,818	91,949	92,677	92,674
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	835	660	670	649
Denominator for diluted EPS – weighted average shares	93,653	92,609	93,347	93,323
Potentially dilutive securities representing 1,853 and 1,764 shares for the three and nine months ended January 26, 2019, respectively, and 1,568 and 1,354 shares for the three and nine months ended January 27, 2018, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of January 26, 2019 and April 28, 2018 were not material. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At January 26, 2019 and April 28, 2018, contract liabilities of $26,416 and $26,166 were reported in other accrued liabilities, respectively. During the nine months ended January 26, 2019, we recognized $24,819 of the amount previously deferred at April 28, 2018.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases, as well as requires additional qualitative and quantitative disclosures. We are required to adopt ASU 2016-02 in the first quarter of fiscal 2020, with early adoption permitted. We will adopt the new guidance in the first quarter of fiscal 2020 and are currently evaluating the impact of adopting this pronouncement, and anticipate that the new guidance will impact our condensed consolidated balance sheets.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects that are stranded in accumulated other comprehensive income as a result of tax reform. This standard also requires certain disclosures about stranded tax effects. We will adopt ASU No. 2018-02 in the first quarter of fiscal 2020, and apply it either in the period of adoption or retrospectively to each period in which the income tax effects of the tax reform related to items in accumulated other comprehensive income are recognized. We are currently evaluating the impact of adopting this pronouncement.
Note 2. Receivables Securitization Program
On July 24, 2018, we entered into a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with MUFG Bank, Ltd. ("MUFG") (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.). Under this agreement, MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”). The sale of these receivables is accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We utilize PDC Funding III to facilitate the sale to fulfill requirements within the agreement.
Sales of Receivables occur daily and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreement fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000. As of January 26, 2019, $167,000 of the amount available under the Receivables Purchase Agreement was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The DPP receivable was $58,322 as of January 26, 2019. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables. We recorded a loss on sale of Receivables within operating expenses in the condensed consolidated statements of income and other comprehensive income during the three and nine months ended January 26, 2019 of $2,719 and $5,590, respectively.
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at January 26, 2019 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 11.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at January 26, 2019 was $100,000.
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
During the three months ended January 26, 2019 and January 27, 2018, we sold $107,715 and $45,361 of contracts under these arrangements, respectively. During the nine months ended January 26, 2019 and January 27, 2018, we sold $195,738 and $197,072 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $6,641 during the three months ended January 26, 2019 and a loss of $1,688 during the three months ended January 27, 2018 related to these contracts sold. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $11,866 and $8,539 during the nine months ended January 26, 2019 and January 27, 2018, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $33,850 and $35,741 as of January 26, 2019 and April 28, 2018, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $69,772, net of unearned income of $41, and $46,232, net of unearned income of $8, as of January 26, 2019 and April 28, 2018, respectively, of finance contracts we have not yet sold. A total of $571,664 of finance contracts receivable sold under the arrangements was outstanding at January 26, 2019. The DPP receivable under the arrangements was $111,461 and $150,404 as of January 26, 2019 and April 28, 2018, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at January 26, 2019.
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

As of January 26, 2019, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2026. We sold an identical interest rate cap to the same bank. As of January 26, 2019, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of December 2025. We sold an identical interest rate cap to the same bank.
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
In January 2014, we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for it as a cash flow hedge, in order to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015. These notes were repaid on March 25, 2015 and replaced with new $250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount is recorded in other comprehensive income (loss), net of tax, and is recognized as interest expense over the life of the related debt.
In January 2019, we entered into a forward interest rate swap agreement with a notional amount of $539,400 in order to hedge against interest rate fluctuations that impact the amount of net sales we record related to our customer financing contracts. This interest rate swap does not qualify for hedge accounting treatment and, accordingly, we will record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	January 26, 2019	April 28, 2018
Assets:
Interest rate contracts	Other non-current assets	$1,169	$1,613
Liabilities:
Interest rate contracts	Other accrued liabilities	28	—
Interest rate contracts	Other non-current liabilities	1,425	1,613
Total liability derivatives		$1,453	$1,613
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	Income statement location	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Interest rate contracts	Interest expense	$(725)	$(702)	$(2,183)	$(2,107)

		Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Income statement location	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Interest rate contracts	Other income, net	$(284)	$—	$(284)	$—
There were no gains or losses recognized in OCI on cash flow hedging derivatives during the three and nine months ended January 26, 2019 or January 27, 2018.
We recorded no ineffectiveness during the three and nine month periods ended January 26, 2019 and January 27, 2018. As of January 26, 2019, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,900, which will be recorded as an increase to interest expense.
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

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	January 26, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,895	$1,895	$—	$—
DPP receivable - receivables securitization program	58,322	—	—	58,322
DPP receivable - customer financing	111,461	—	—	111,461
Derivative instruments	1,169	—	1,169	—
Total assets	$172,847	$1,895	$1,169	$169,783
Liabilities:
Derivative instruments	$1,453	$—	$1,453	$—

	April 28, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,650	$6,650	$—	$—
DPP receivable - receivables securitization program	—	—	—	—
DPP receivable - customer financing	150,404	—	—	150,404
Derivative instruments	1,613	—	1,613	—
Total assets	$158,667	$6,650	$1,613	$150,404
Liabilities:
Derivative instruments	$1,613	$—	$1,613	$—
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
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments to such assets during the nine month periods ended January 26, 2019 or January 27, 2018.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of January 26, 2019 and April 28, 2018 was $745,533 and $989,124, respectively, as compared to a carrying value of $754,771 and $998,628 at January 26, 2019 and April 28, 2018, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 26, 2019 and April 28, 2018.
Note 6. Income Taxes
The effective income tax rate for the three months ended January 26, 2019 was 17.4% compared to (170.0)% for the three months ended January 27, 2018, and for the nine months ended January 26, 2019 was 21.0% compared to (20.9)% for the nine months ended January 27, 2018.
The change in tax rate for the three and nine months ended January 26, 2019 compared to the three and nine months ended January 27, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act ("Tax Act"), enacted on December 22, 2017 by the U.S. government. The Tax Act significantly revises the future ongoing U.S. federal corporate income tax by, among other things, lowering U.S. federal corporate tax rates and implementing a territorial tax system. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. For the fiscal year ended April 28, 2018, we utilized a blended rate of approximately 30.5%. For the three and nine months ended January 26, 2019, we utilized a 21.0% U.S. federal statutory rate.
The legislative changes included in the Tax Act are broad and complex. For the fiscal year ended April 28, 2018, we recognized provisional net tax benefit of $76,648, which included provisional amounts of $81,871 of tax benefit on

U.S. deferred tax assets and liabilities, $4,006 of tax expense for a one-time transition tax on unremitted foreign earnings and $1,217 in withholding taxes paid on current year distributions. During the nine months ended January 26, 2019, we completed our accounting for the previously recorded provisional impacts of the Tax Act and recorded additional remeasurement benefit of $2,355 on U.S. deferred tax assets and liabilities and a reduction to the transition tax cost of $331.

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
We have made an accounting policy election to treat the impacts of the global intangible low taxed income (“GILTI”) tax as a period cost in the period incurred. An estimate of GILTI has been included in the effective tax rate for the three and nine months ended January 26, 2019. We continue to monitor this estimate as the GILTI provisions under the Tax Act are complex and subject to continued regulatory interpretation by the IRS.

While we have completed our accounting for the previously recorded provisional impacts of the Tax Act, pursuant to the Securities and Exchange Commission rules, under SAB 118, changes in interpretations of the Tax Act, analysis of proposed and final regulations as they are issued, current and additional guidance from the Internal Revenue Service and/or state legislative actions as well as potential changes in accounting standards surrounding income taxes and the Tax Act may result in further, potentially material, changes to these completed computations.

Note 7. Technology Partner Innovations, LLC
In the first quarter of fiscal 2019, we entered into an agreement with Cure Partners to form Technology Partner Innovations, LLC (TPI), which is launching a new cloud-based practice management software, NaVetor. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three and nine ended January 26, 2019, net loss attributable to the noncontrolling interest was $171 and $447, respectively, resulting in noncontrolling interests of $3,553 on the condensed consolidated balance sheet at January 26, 2019.
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

The following tables present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Consolidated net sales
United States	$1,170,446	$1,150,650	$3,440,533	$3,382,357
United Kingdom	141,877	137,404	446,234	426,992
Canada	84,422	87,168	251,050	255,725
Total	$1,396,745	$1,375,222	$4,137,817	$4,065,074
Dental net sales
United States	$529,522	$525,934	$1,478,552	$1,493,425
Canada	50,211	51,943	149,761	156,889
Total	$579,733	$577,877	$1,628,313	$1,650,314
Animal Health net sales
United States	$631,407	$622,238	$1,940,594	$1,868,758
United Kingdom	141,877	137,404	446,234	426,992
Canada	34,211	35,225	101,289	98,836
Total	$807,495	$794,867	$2,488,117	$2,394,586
Corporate net sales
United States	$9,517	$2,478	$21,387	$20,174
Total	$9,517	$2,478	$21,387	$20,174

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Consolidated net sales
Consumable	$1,079,566	$1,074,189	$3,327,214	$3,270,385
Equipment and software	234,251	222,574	563,269	540,860
Other	82,928	78,459	247,334	253,829
Total	$1,396,745	$1,375,222	$4,137,817	$4,065,074
Dental net sales
Consumable	$294,708	$302,296	$902,753	$933,691
Equipment and software	217,649	207,000	520,292	504,376
Other	67,376	68,581	205,268	212,247
Total	$579,733	$577,877	$1,628,313	$1,650,314
Animal Health net sales
Consumable	$784,858	$771,893	$2,424,461	$2,336,694
Equipment and software	16,602	15,574	42,977	36,484
Other	6,035	7,400	20,679	21,408
Total	$807,495	$794,867	$2,488,117	$2,394,586
Corporate net sales
Other	$9,517	$2,478	$21,387	$20,174
Total	$9,517	$2,478	$21,387	$20,174

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Operating income (loss)
Dental	$51,120	$58,439	$128,587	$183,165
Animal Health	15,033	18,037	56,096	57,930
Corporate	(20,790)	(26,430)	(93,590)	(62,457)
Consolidated operating income	$45,363	$50,046	$91,093	$178,638

	January 26, 2019	April 28, 2018
Total assets
Dental	$679,790	$853,555
Animal Health	2,172,044	2,128,800
Corporate	468,691	489,309
Total assets	$3,320,525	$3,471,664

Note 9. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of January 26, 2019:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 28, 2018	$(13,118)	$(61,856)	$(74,974)
Other comprehensive loss before reclassifications	—	(9,676)	(9,676)
Amounts reclassified from AOCL	1,649	—	1,649
AOCL at January 26, 2019	$(11,469)	$(71,532)	$(83,001)
The amounts reclassified from AOCL during fiscal 2019 represent gains and losses on cash flow hedges, net of taxes of $534. The impact to the condensed consolidated statements of income and other comprehensive income was an increase to interest expense of $2,183.
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

Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all private dental practices and laboratories who purchased dental supplies or equipment in the U.S. directly from any of the defendants, during the period beginning August 31, 2008 until March 31, 2016. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a class-wide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco and Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. As a result, we recorded a charge of $28,263 in our first quarter 2019 results in our Corporate segment.
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the United States Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

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

On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. We are vigorously defending ourselves against the administrative complaint. The hearing in front of an Administrative Law Judge of the FTC in Washington, D.C. began on October 16, 2018. The factual record closed on February 21, 2019 and the parties are in the process of post-trial briefing before the Administration Law Judge. We do not anticipate this matter will have a material adverse effect on our financial statements.

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

During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia informed us that our subsidiary, Animal Health International, Inc., has been designated a target of a criminal investigation.  The investigation relates to Animal Health International sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal and state laws.  In October 2018, we entered into a three-month tolling agreement, which was subsequently extended to July 31, 2019, to allow us to produce documents responsive to grand jury subpoenas and to allow for further evaluation of evidence.  In December 2018, as a result of our ongoing internal investigation, we advised the U.S. Attorney’s Office of our shipments of prescription animal health products that were made from a warehouse rather than a pharmacy in the states of Virginia and Tennessee. We have modified our shipment processes and are continuing to evaluate the need for further modification. We continue to cooperate with the U.S. Attorney’s Office on this matter. At this time, we are unable to make an estimate of the amount of loss, if any, or range of possible loss that we could incur as a result of the foregoing matter.

On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315.  Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to:  (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.”  Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412,800 worth of its own stock at artificially inflated prices.”  In the derivative complaint, plaintiff asserts three counts against the individual defendants for:  (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment.  Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On February 19, 2019, the court ordered this litigation stayed pending resolution of the below-described case brought by Sally Pemberton. While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
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

On October 9, 2018, Nathaniel Kramer filed indirect purchaser litigation against Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company in the United States District Court for the District of Northern District of California. The purported class action complaint asserts violations of the California Cartwright Act and the California Unfair Competition Act based on an alleged agreement between Schein, Benco, and Patterson (and unnamed co-conspirators) not to compete as to price and margins. Plaintiff alleges that the agreement allowed the defendants to charge higher prices to dental practices for dental supplies and that the dental practices passed on all, or part of, the increased prices to the consumers of dental services. Subject to certain exclusions, the complaint defines the class as all persons residing in California purchasing and/or reimbursing for dental services from California dental practices. The complaint seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties. While the outcome of litigation is inherently uncertain, we believe that the indirect purchaser action is without merit, and we intend to vigorously defend ourselves in this litigation.

On January 29, 2019, a purported class action complaint was filed by R. Lawrence Hatchett, M.D. against Patterson Companies, Inc., Henry Schein, Inc., Benco Dental Supply Company, and unnamed co-conspirators in the U.S. District Court for the Southern District of Illinois.  The complaint alleges that members of the proposed class suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Schein, Benco and Patterson. The complaint alleges that the alleged conspiracy overcharged Illinois dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the class. Subject to certain exclusions, the complaint defines the class as all persons residing in Illinois purchasing and/or reimbursing for dental care provided by independent Illinois dental practices purchasing dental supplies from the defendants, or purchasing from buying groups purchasing these supplies from the defendants, on or after January 29, 2015. The complaint alleges violations of the Illinois Antitrust Act, 740 Ill. Comp. Stat. §§ 10/3(2), 10/7(2), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. While the outcome of litigation is inherently uncertain, we believe that the indirect purchaser action is without merit, and we intend to vigorously defend ourselves in this litigation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended January 26, 2019, contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are information of a non-historical nature and are subject to risks and uncertainties that are beyond Patterson’s ability to control. Forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of Patterson or the price of Patterson stock. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Such risks and uncertainties include, without limitation, the cautionary language set forth herein; operations disruptions attributable to our enterprise resource planning system implementation; our ability to attract or retain qualified sales representatives and service technicians who relate directly with our customers; the reduction, modification, cancellation or delay of purchases of innovative, high-margin equipment; material changes in our purchasing relationships with suppliers; changes in general market and economic conditions; and the other risks and important factors contained and identified in Patterson’s previous filings with the Securities and Exchange Commission, such as its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, any of which could cause actual results to differ materially from the forward-looking statements.
OVERVIEW
Our financial information for the first nine months of fiscal 2019 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2019 and 2018 represents the 13 weeks ended January 26, 2019 and the 13 weeks ended January 27, 2018, respectively. The nine months ended January 26, 2019 and January 27, 2018 each included 39 weeks. Fiscal 2019 will include 52 weeks and fiscal 2018 included 52 weeks.
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
Receivables Securitization Program. On July 24, 2018, we entered into a receivables purchase agreement with MUFG Bank, Ltd. ("MUFG"). Under this agreement, MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”).
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

Legal Reserve. In September 2018, we signed an agreement to settle the litigation entitled In re Dental Supplies Antitrust Litigation. Under the terms of the settlement, we paid $28.3 million into escrow upon preliminary court approval. Such funds will be released upon final court approval of the settlement. We previously established a pre-tax reserve of $28.3 million ("Legal Reserve") during the first quarter of fiscal 2019 to account for the settlement of this matter.

RESULTS OF OPERATIONS
QUARTER ENDED JANUARY 26, 2019 COMPARED TO QUARTER ENDED JANUARY 27, 2018
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	January 26, 2019	January 27, 2018
Net sales	100.0%	100.0%
Cost of sales	78.6	78.6
Gross profit	21.4	21.4
Operating expenses	18.2	17.8
Operating income	3.2	3.6
Other income (expense)	(0.5)	(0.7)
Income before taxes	2.7	2.9
Income tax expense (benefit)	0.5	(5.0)
Net income	2.2	7.9
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.2%	7.9%
Net Sales. Consolidated net sales for the three months ended January 26, 2019 were $1,396.7 million, an increase of 1.6% from $1,375.2 million for the three months ended January 27, 2018. Foreign exchange rate changes had an unfavorable impact of 0.9% on current quarter sales.
Dental segment sales for the three months ended January 26, 2019 were $579.7 million, an increase of 0.3% from $577.9 million for the three months ended January 27, 2018. Foreign exchange rate changes had an unfavorable impact of 0.6% on current quarter sales. Current quarter sales of consumables decreased 2.5%, sales of dental equipment and software increased 5.1% to $217.6 million, and sales of other dental services and products decreased 1.8%.
Animal Health segment sales for the three months ended January 26, 2019 were $807.5 million, an increase of 1.6% from $794.9 million for the three months ended January 27, 2018. Foreign exchange rate changes had an unfavorable impact of 1.1% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended January 26, 2019, resulting in an estimated 0.1% unfavorable impact to sales. Positive end market fundamentals contributed to the current quarter sales growth.
Gross Profit. The consolidated gross profit margin rate for the three months ended January 26, 2019 was unchanged from the prior year quarter at 21.4%. Gross profit margin rates decreased in both the Dental and Animal Health segments during the three months ended January 26, 2019, while higher net sales in our Corporate segment related to customer financing contracts positively impacted the consolidated gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the three months ended January 26, 2019 were $254.1 million, a 3.9% increase from the prior year quarter of $244.7 million. We incurred higher operating expenses during the three months ended January 26, 2019 primarily as a result of higher personnel costs. The consolidated operating expense ratio of 18.2% increased 40 basis points from the prior year quarter, which was also driven by this same factor.
Operating Income. For the three months ended January 26, 2019, operating income was $45.4 million, or 3.2% of net sales, as compared to $50.0 million, or 3.6% of net sales for the three months ended January 27, 2018. The decrease in operating income was primarily due to higher operating expenses, partially offset by higher gross margins. The decrease in operating income as a percent of sales was primarily due to higher operating expenses.
Dental segment operating income was $51.1 million for the three months ended January 26, 2019, a decrease of $7.3 million from the prior year quarter. The decrease in operating income was primarily due to higher operating expenses, including higher personnel costs, as well as lower gross margins.
Animal Health segment operating income was $15.0 million for the three months ended January 26, 2019, a decrease of $3.0 million from the prior year quarter. The decrease in operating income was primarily due to greater operating expenses incurred during the three months ended January 26, 2019, including higher personnel costs.

Corporate segment operating loss was $20.8 million for the three months ended January 26, 2019, as compared to a loss of $26.4 million for the three months ended January 27, 2018. The change was driven primarily by higher net sales related to our customer financing contracts during the three months ended January 26, 2019, partially offset by higher professional services expenses.
Other Income (Expense). Net other expense for the three months ended January 26, 2019 was $7.7 million, compared to $9.7 million for the three months ended January 27, 2018. Net other expense was lower during the three months ended January 26, 2019 primarily due to lower interest expense, which was primarily driven by the retirement of long-term debt during the three months ended January 26, 2019.
Income Tax Expense (Benefit). The effective income tax rate for the three months ended January 26, 2019 was 17.4% compared to (170.0)% for the three months ended January 27, 2018. The change in the tax rate was primarily due to the impact of the Tax Act.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the three months ended January 26, 2019 was $31.2 million, compared to $109.0 million for the three months ended January 27, 2018. Earnings per diluted share were $0.33 in the current quarter compared to $1.18 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 93.7 million, compared to 92.6 million in the prior year quarter. The current quarter and prior year quarter cash dividend was $0.26 per common share.
NINE MONTHS ENDED JANUARY 26, 2019 COMPARED TO NINE MONTHS ENDED JANUARY 27, 2018
The following table summarizes our results as a percent of net sales:

	Nine Months Ended
	January 26, 2019	January 27, 2018
Net sales	100.0%	100.0%
Cost of sales	78.8	77.6
Gross profit	21.2	22.4
Operating expenses	19.0	18.0
Operating income	2.2	4.4
Other income (expense)	(0.5)	(0.7)
Income before taxes	1.7	3.7
Income tax expense (benefit)	0.4	(0.7)
Net income	1.3	4.4
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	1.3%	4.4%
Net Sales. Consolidated net sales for the nine months ended January 26, 2019 were $4,137.8 million, a 1.8% increase from $4,065.1 million for the nine months ended January 27, 2018. Foreign exchange rate changes had an unfavorable impact of 0.2% on current period sales.
Dental segment sales for the nine months ended January 26, 2019 were $1,628.3 million, a 1.3% decrease from $1,650.3 million for the nine months ended January 27, 2018. Foreign exchange rate changes had an unfavorable impact of 0.2% on current period sales. Current period sales of consumables decreased 3.3%, sales of dental equipment and software increased 3.2% to $520.3 million, and sales of other dental services and products decreased 3.3% for the nine months ended January 26, 2019. The decrease in sales of consumables was mainly due to changes in our sales force and disruptions resulting from our ERP system initiatives.
Animal Health segment sales for the nine months ended January 26, 2019 were $2,488.1 million, a 3.9% increase from $2,394.6 million for the nine months ended January 27, 2018. Foreign exchange rate changes had an unfavorable impact of 0.3% on current period sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the nine months ended January 26, 2019, resulting in an estimated 0.2% unfavorable impact to sales. Positive end market fundamentals contributed to the current period sales growth.
Gross Profit. The consolidated gross profit margin rate for the nine months ended January 26, 2019 decreased 120 basis points from the prior year period to 21.2%. Gross profit margin rates decreased in both the Dental and Animal Health segment. A greater percentage of sales came from our lower margin Animal Health segment during the nine months ended January 26, 2019, resulting in a lower consolidated gross profit margin rate. Unfavorable sales mix, pricing pressure at the point of sale and inventory adjustments in both our Dental and Animal Health segment also contributed to the decline in the consolidated gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the nine months ended January 26, 2019 were $787.2 million, a 7.7% increase from the prior year period of $730.9 million. We incurred higher operating expenses during the nine months ended January 26, 2019 primarily as a result of the $28.3 million Legal Reserve, higher personnel costs and higher professional services expenses. The consolidated operating expense ratio of 19.0% increased 100 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the nine months ended January 26, 2019, operating income was $91.1 million, or 2.2% of net sales, as compared to $178.6 million, or 4.4% of net sales for the nine months ended January 27, 2018. The decrease in operating income and operating income as a percent of sales was primarily due to a decrease in operating margins in our Dental segment, the impact of the $28.3 million Legal Reserve and higher professional services expenses. In addition, a greater percentage of sales came from our lower margin Animal Health segment during the nine months ended January 26, 2019, which lowered operating income as a percent of sales.
Dental segment operating income was $128.6 million for the nine months ended January 26, 2019, a decrease of $54.6 million from the prior year period. The decrease in operating income was primarily due to lower net sales and a lower gross profit margin rate in the current period, in addition to greater operating expenses.
Animal Health segment operating income was $56.1 million for the nine months ended January 26, 2019, a decrease of $1.8 million from the prior year period. The decrease in operating income was primarily due to higher operating expenses, partially offset by higher gross margins.
Corporate segment operating loss was $93.6 million for the nine months ended January 26, 2019, as compared to a loss of $62.5 million for the nine months ended January 27, 2018. The change was driven primarily by the $28.3 million Legal Reserve established during the first quarter of fiscal 2019, as well as higher professional services expenses.
Other Income (Expense). Net other expense was $21.2 million for the nine months ended January 26, 2019, compared to $29.7 million for the nine months ended January 27, 2018. Net other expense was lower during the nine months ended January 26, 2019 due to lower interest expense, which was primarily driven by the retirement of $244.0 million of long-term debt during the nine months ended January 26, 2019, and the recognition of a gain related to an investment.
Income Tax Expense (Benefit). The effective income tax rate for the nine months ended January 26, 2019 was 21.0% compared to (20.9)% for the nine months ended January 27, 2018. The change in the tax rate was primarily due to the impact of the Tax Act.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the nine months ended January 26, 2019 was $55.6 million, compared to $180.0 million for the nine months ended January 27, 2018. Earnings per diluted share were $0.60 in the current period compared to $1.93 in the prior year period. Weighted average diluted shares outstanding in both the current period and prior year period were 93.3 million. The current period and prior year period cash dividend was $0.78 per common share.
LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended January 26, 2019, net cash provided by operating activities was $76.3 million, compared to net cash provided by operating activities of $40.0 million for the nine months ended January 27, 2018. The net cash provided by operating activities during the nine months ended January 26, 2019 was primarily driven by a reduction in working capital, partially offset by the impact of our Receivables Securitization Program.

For the nine months ended January 26, 2019, net cash provided by investing activities was $277.5 million, compared to net cash provided by investing activities of $19.4 million for the nine months ended January 27, 2018. Net cash flows for the nine months ended January 26, 2019 were positive primarily due to the collection of $308.6 million of DPP receivables. We expect to use a total of approximately $60 million for capital expenditures in fiscal 2019.
Net cash used in financing activities for the nine months ended January 26, 2019 was $299.5 million. Uses of cash consisted primarily of $244.0 million for the retirement of long-term debt and $74.7 million for dividend payments. For the nine months ended January 27, 2018, net cash used in financing activities was $42.0 million. Uses of cash consisted primarily of $87.5 million for share repurchases and $74.6 million for dividend payments. Cash proceeds included $120.0 million attributed to draws on our revolving line of credit.
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
As of January 26, 2019, $92.6 million of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 4.0%, and $29.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 3.9%. At April 28, 2018, $276.6 million was outstanding under the Amended Credit Agreement unsecured term loan at an interest rate of 3.4%, and $16.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.9%.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 26, 2019. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 26, 2019.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all private dental practices and laboratories who purchased dental supplies or equipment in the U.S. directly from any of the defendants, during the period beginning August 31, 2008 until March 31, 2016. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a class-wide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco and Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. As a result, we recorded a charge of $28.3 million in our first quarter 2019 results in our Corporate segment.

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the United States Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

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

On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. We are vigorously defending ourselves against the administrative complaint. The hearing in front of an Administrative Law Judge of the FTC in Washington, D.C. began on October 16, 2018. The factual record closed on February 21, 2019 and the parties are in the process of post-trial briefing before the Administration Law Judge. We do not anticipate this matter will have a material adverse effect on our financial statements.

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

During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia informed us that our subsidiary, Animal Health International, Inc., has been designated a target of a criminal investigation.  The investigation relates to Animal Health International sales of prescription animal health products to certain persons and/

or locations not licensed to receive them in Virginia and Tennessee in violation of federal and state laws.  In October 2018, we entered into a three-month tolling agreement, which was subsequently extended to July 31, 2019, to allow us to produce documents responsive to grand jury subpoenas and to allow for further evaluation of evidence.  In December 2018, as a result of our ongoing internal investigation, we advised the U.S. Attorney’s Office of our shipments of prescription animal health products that were made from a warehouse rather than a pharmacy in the states of Virginia and Tennessee. We have modified our shipment processes and are continuing to evaluate the need for further modification. We continue to cooperate with the U.S. Attorney’s Office on this matter. At this time, we are unable to make an estimate of the amount of loss, if any, or range of possible loss that we could incur as a result of the foregoing matter.

On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315.  Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to:  (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.”  Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412.8 million worth of its own stock at artificially inflated prices.”  In the derivative complaint, plaintiff asserts three counts against the individual defendants for:  (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment.  Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.”  On February 19, 2019, the court ordered this litigation stayed pending resolution of the below-described case brought by Sally Pemberton. While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

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

On October 9, 2018, Nathaniel Kramer filed indirect purchaser litigation against Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company in the United States District Court for the District of Northern District of California. The purported class action complaint asserts violations of the California Cartwright Act and the California Unfair Competition Act based on an alleged agreement between Schein, Benco, and Patterson (and unnamed co-conspirators) not to compete as to price and margins. Plaintiff alleges that the agreement allowed the defendants to charge higher prices to dental practices for dental supplies and that the dental practices passed on all, or part of, the increased prices to the consumers of dental services. Subject to certain exclusions, the complaint defines the class as all persons residing in California purchasing and/or reimbursing for dental services from California dental practices. The complaint seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties. While the outcome of litigation is inherently uncertain, we believe that the indirect purchaser action is without merit, and we intend to vigorously defend ourselves in this litigation.

On January 29, 2019, a purported class action complaint was filed by R. Lawrence Hatchett, M.D. against Patterson Companies, Inc., Henry Schein, Inc., Benco Dental Supply Company, and unnamed co-conspirators in the U.S. District Court for the Southern District of Illinois.  The complaint alleges that members of the proposed class suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Schein, Benco and Patterson. The complaint alleges that the alleged conspiracy overcharged Illinois dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the class. Subject to certain exclusions, the complaint defines the class as all persons residing in Illinois purchasing and/or reimbursing for dental care provided by independent Illinois dental practices purchasing dental supplies from the defendants, or purchasing from buying groups purchasing these supplies from the defendants, on or after January 29, 2015. The complaint alleges violations of the Illinois Antitrust Act, 740 Ill. Comp. Stat. §§ 10/3(2), 10/7(2), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. While the outcome of litigation is inherently uncertain, we believe that the indirect purchaser action is without merit, and we intend to vigorously defend ourselves in this litigation.

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
No shares were repurchased under the stock repurchase plan during the third quarter of fiscal 2019.
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

10.1
Note Purchase Agreement, dated December 8, 2011, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Webster Management, LP, conformed through Second Amendment, dated January 25, 2019.

10.2
First Amendment, dated as of January 25, 2019, to the Note Purchase Agreement, dated March 23, 2015, by and among Patterson Companies, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Patterson Veterinary Supply, Inc., and Patterson Management, LP.

10.3
First Amendment, dated as of January 25, 2019, to the Note Purchase Agreement, dated as of March 29, 2018, by and among Patterson Companies, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Patterson Veterinary Supply, Inc., and Patterson Management, LP.

10.4
Eleventh Amendment to Amended and Restated Contract Purchase Agreement, dated as of December 14, 2018, by and among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, the purchasers party thereto, and Fifth Third Bank, as agent.

10.5
Amendment No 14 to Third Amended and Restated Receivables Purchase Agreement, dated as of October 9, 2018, by and among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent.

10.6
Receivables Sale Agreement, dated as of May 10, 2002, by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and PDC Funding Company, LLC, conformed through Amendment No. 4, dated as of October 9, 2018.

10.7
Amended and Restated Credit Agreement dated as of January 27, 2017, by and among Patterson Companies, Inc., the lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and Bank of America, N.A., as syndication agent, conformed through Amendment No. 2, dated as of November 30, 2018.

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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: March 6, 2019	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)