Form 10-K
period 2019-04-27
PATTERSON COMPANIES, INC.
filed 2019-06-26
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-20572
PATTERSON COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0886515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1031 Mendota Heights Road
St. Paul, Minnesota 55120
(Address of principal executive offices including Zip Code)
Registrant’s telephone number, including area code: (651) 686-1600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $.01	PDCO	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (October 27, 2018) was approximately $2,150,000,000 (For purposes of this calculation all of the registrant’s executive officers and directors are deemed affiliates.)
As of June 18, 2019, there were 95,319,000 shares of Common Stock of the registrant issued and outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 27, 2019 are incorporated by reference into Part III.

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
The following table sets forth consolidated net sales (in millions) by segment.

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Dental	$2,192	$2,196	$2,390
Animal Health	3,355	3,243	3,160
Corporate	28	27	43
Consolidated net sales	$5,575	$5,466	$5,593
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

The Specialty Distribution Markets We Serve
We provide manufacturers with cost effective logistics and high-caliber sales professionals to access a geographically diverse customer base, which is critical to the supply chain for the markets we serve. We provide our customers with an array of value-added services, a dedicated and highly skilled sales team, and a broad selection of products through a single channel, thereby helping them efficiently manage their ordering process. Due in part to the inability of our customers to store and manage large quantities of supplies at their locations, the distribution of supplies and small equipment has been characterized by frequent, small-quantity orders, and a need for rapid, reliable and substantially-complete order fulfillment. Supplies and small equipment are generally purchased from more than one distributor, with one generally serving as the primary supplier.
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
We believe the North American dental supply market continues to experience growth due to an increasing population, an aging population, advances in dentistry, demand for general, preventive and specialty services, increasing demand for new technologies that allow dentists to increase productivity, demand for infection control products, and insurance coverage by dental plans.
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
We believe the animal health supply market continues to experience growth. We support our animal health customers through the distribution of biologicals, pharmaceuticals, parasiticides, supplies and equipment and by actively engaging in the development, sale and distribution of inventory, accounting and health management systems. Within the companion animal supply market, we anticipate increasing demand for veterinary services due to the following factors: the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in animal health products and diagnostic testing, and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies.
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
In the U.S. and Canadian animal health supply market, our primary competitors are AmerisourceBergen and Covetrus, Inc., following Henry Schein, Inc.'s spin-off of its animal health business. We also compete against a number of regional and local animal health distributors, as well as a number of manufacturers, including pharmaceutical companies that sell directly to production animal operators, animal health product retailers and veterinarians. We face significant competition in the animal health supply market in the U.K., where we compete on the basis of price and customer service with several large competitors, including Covetrus, Inc. and AmerisourceBergen. We also compete directly with pharmaceutical companies who sell certain products or services directly to the customer. In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and Covetrus, Inc.
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

•
Using technology to enhance customer service. As part of our commitment to providing superior customer service, we offer our customers easy order placement. Although we offer computerized order entry systems that we believe help establish relationships with new customers and increase loyalty among existing customers, predominant platforms for ordering today include www.pattersondental.com, www.pattersonvet.com and www.animalhealthinternational.com. The use of these methods of ordering enables our sales representatives to spend more time with existing and prospective customers. Our Internet environment includes order entry, customer support for digital and our proprietary products, customer-loyalty program reports and services, and access to articles and manufacturers’ product information. We also provide real-time customer and sales information to our sales force, managers and vendors via the Internet. In addition, the Patterson Technology Center (“PTC”) differentiates Patterson from our competition by positioning Patterson as a single-source solution for digital components. In addition to trouble-shooting through the PTC’s support center, customers can access various service capabilities offered by the PTC, including electronic claims and statement processing and system back-up capabilities.

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

•
Growing through internal expansion and acquisitions. We intend to continue to grow by hiring established sales representatives, hiring and training skilled sales professionals, opening additional locations as needed, and acquiring other companies in order to enter new, or more deeply penetrate existing, markets, gain access to additional product lines, and expand our customer base. We believe both of our operating segments are well positioned to take advantage of expected continued consolidation in our markets.

Dental Segment - Products, Services and Sources of Supply
Patterson Dental, one of the two largest distributors of dental products in North America, has operations in the U.S. and Canada. As a full-service, value-added supplier to over approximately 100,000 dentists, dental laboratories, institutions, and other healthcare professionals, Patterson Dental provides consumable products (including infection control, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; innovative technology solutions, including practice management software and e-commerce solutions; patient education systems; and office forms and stationery. Patterson Dental offers customers approximately 90,000 SKUs of which more than 4,000 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a range of related services including software and design services, maintenance and repair, and equipment financing. Net sales and operating income were $2.2 billion and $179 million in fiscal 2019, respectively.

The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Consumable	55%	57%	56%
Equipment and software	32	30	33
Other (1)	13	13	11
	100%	100%	100%

(1)	Consists of other value-added services, including software and design service, and maintenance and repair.

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
While Patterson Dental makes purchases from many suppliers, and there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable. In fiscal 2019 and 2018, Patterson Dental's top ten supply vendors accounted for approximately 48% of the total cost of sales. Its top vendor accounted for 19% and 20% of the total cost of sales for fiscal 2019 and 2018, respectively.
Animal Health Segment - Products, Services and Sources of Supply
Patterson Animal Health is a leading distributor of animal health products in the U.S., Canada and the U.K. We sell more than 100,000 SKUs sourced from over 2,000 manufacturers to over 50,000 customers in the highly fragmented animal health supply market. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, prescription and non-prescription diets, nutritionals, consumable supplies, equipment and software. We offer a private label portfolio of products to veterinarians, producers, and retailers through our Aspen, First Companion and Patterson Veterinary brands. We also provide a range of value-added services to our customers. Within our companion animal supply market, our principal customers are companion-pet and equine veterinarians, veterinary clinics, public and private institutions, and shelters. In our production animal supply market, our principal customers are large animal veterinarians, production animal operators and animal health product retailers. Net sales and operating income were $3.4 billion and $81 million in fiscal 2019, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our animal health segment customers:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Consumable	97%	97%	97%
Equipment and software	2	2	2
Other	1	1	1
	100%	100%	100%

Patterson Animal Health obtains products from over 2,000 vendors globally. While Patterson Animal Health makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable. In fiscal 2019 and 2018, Patterson Animal Health’s top 10 manufacturers comprised approximately 65% of the total cost of sales, and the single largest supplier comprised approximately 19% of the total cost of sales.

Sales, Marketing and Distribution
During fiscal 2019, we sold products or services to over 150,000 customers who made one or more purchases during the year. Our customers include dentists, laboratories, institutions, other healthcare professionals, veterinarians, other animal health professionals, production animal operators and animal health product retailers. No single customer accounted for more than 10% of sales during fiscal 2019, and we are not dependent on any single customer or geographic group of customers.
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
In the U.S. and Canada, customer service representatives in call centers work in tandem with our sales representatives, providing a dual coverage approach for individual customers. In addition to processing orders, customer service representatives are responsible for assisting customers with ordering, informing customers of monthly promotions, and responding to general inquiries. In the U.K., our customer service team is primarily responsible for handling customer inquiries and resolving issues.
To assist our customers with their purchasing decisions, we provide a multi-touchpoint shopping experience. From print to digital, this seamless experience is inclusive of products and services information. Patterson offers online and in-print showcases of our expansive merchandise and equipment offerings, including digital imaging and computer-aided design and computer-aided manufacturing ("CAD/CAM") technologies, hand-held and similar instruments, sundries, office design, e-services, repair and support assistance, as well as financial services. We also promote select products and services through our monthly magazine, Insight, in the U.S. and Canada, and our quarterly magazine, The Cube, in the U.K. Additional direct marketing tools that we utilize include customer loyalty programs, social media, and participation in trade shows.
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
Geographic Information
For information on revenues and long-lived assets of our segments by geographic area, see Note 14 to the Consolidated Financial Statements.
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

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our suppliers;

•	timing of the introduction of new products and services by our suppliers;

•	changes in or availability of supplier contracts or rebate programs;

•	supplier rebates based upon attaining certain growth goals;

•	changes in the way suppliers introduce or deliver products to market;

•	costs of developing new applications and services;

•	our ability to correctly identify customer needs and preferences and predict future needs and preferences;

•	uncertainties regarding potential significant breaches of data security or disruptions of our information technology systems;

•	regulatory actions, or government regulation generally;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured insurance programs;

•	general market and economic conditions, as well as those specific to the supply and distribution industry and related industries;

•	our success in establishing or maintaining business relationships;

•	difficulties of manufacturers in developing and manufacturing products;

•	product demand and availability, or product recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in shipping costs or service issues with our third-party shippers;

•	fluctuations in the value of foreign currencies;

•	changes in interest rates;

•	restructuring costs;

•	the adoption or repeal of legislation;

•	changes in accounting principles; and

•	litigation or regulatory judgments, expenses or settlements.

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
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia informed us that our subsidiary, Animal Health International, Inc., has been designated a target of a criminal investigation. The investigation originally related to Animal Health International sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal and state laws. After being contacted by the U.S. Attorney's office, Patterson retained outside legal counsel and began an internal investigation which remains ongoing. Since that time, we have produced documents both responsive to grand jury subpoenas and voluntarily. In December 2018, as a result of our ongoing internal investigation, we voluntarily advised the U.S. Attorney’s Office of Animal Health International shipments of prescription animal health products that were made from a warehouse rather than a pharmacy to customers in the states of Virginia and Tennessee. Thereafter, as part of our ongoing internal investigation, we conducted a comprehensive review of Animal Health International’s distribution and licensing practices across all 50 U.S. states. That review identified compliance issues in additional states, which we voluntarily disclosed to the U.S. Attorney’s Office in April 2019. Our Board of Directors also has established a special investigation committee to oversee and continue the investigation, to review our licensing, dispensing, distribution and related sales practices company-wide, and to report on its findings to the Board and to the U.S. Attorney’s Office. As a result of the ongoing internal investigation, we have modified our licensing, dispensing, distribution and related sales processes and are continuing to evaluate the need for further modification. We continue to cooperate with the U.S. Attorney’s Office and have agreed to extend the existing tolling agreement. At this time, we are unable to make an estimate of the amount of loss, or range of possible loss, that we could incur as a result of the foregoing matter. This matter may divert management’s attention and cause us to suffer reputational harm. We also may be subject to fines or penalties, equitable remedies (including but not limited to the revocation of or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
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
In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues. Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data. Among other things, the GDPR requires with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data. Our compliance with the new regulation has imposed additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.
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
International Transactions
In addition, U.S. and foreign import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products. We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the Foreign Corrupt Practiced Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, as well as other types of foreign requirements similar to those imposed in the U.S.
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
Employees
As of April 27, 2019, we had approximately 7,800 full-time employees. We have not experienced a shortage of qualified personnel in the past and believe that we will be able to attract such employees in the future. We believe our relations with employees to be good.
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
Information About Our Executive Officers
Set forth below is the name, age and position of the executive officers of Patterson, who are elected annually and serve at the discretion of our Board of Directors, as of June 18, 2019.

Mark S. Walchirk	53	President and Chief Executive Officer, Director – Patterson Companies, Inc.
Donald J. Zurbay	51	Chief Financial Officer - Patterson Companies, Inc.
Kevin M. Pohlman	56	President - Patterson Animal Health
Eric Shirley	53	President - Patterson Dental
Les B. Korsh	49	Vice President, General Counsel and Secretary - Patterson Companies, Inc.
Andrea Frohning	49	Chief Human Resources Officer - Patterson Companies, Inc.

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
Donald J. Zurbay became our Chief Financial Officer in June 2018. Mr. Zurbay most recently served as Vice President and Chief Financial Officer at global medical device manufacturer St. Jude Medical, Inc. from August 2012 through the January 2017 acquisition of St. Jude Medical by Abbott Laboratories. At St. Jude Medical, Mr. Zurbay was responsible for all accounting, financial and business development activities. He joined St. Jude Medical in 2003 and held various leadership positions, including Director of Finance and Vice President and Corporate Controller. Prior to joining St. Jude Medical, Mr. Zurbay worked at PricewaterhouseCoopers for five years as an Assurance and Business Advisory Services Senior Manager. Before joining PricewaterhouseCoopers, he was a General Accounting Manager at The Valspar Corporation. Mr. Zurbay started his career at Deloitte & Touche as an auditor in 1989. He has served as a director of Avedro, Inc. since February 2019 and a director of Silk Road Medical, Inc. since April 2019.
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
Eric Shirley became President of Patterson Dental in January 2019. He most recently served as Chief Commercial Officer at Midmark, a leading provider of medical, dental and veterinary equipment, technology and services. In this role, Mr. Shirley was responsible for driving revenue, marketing and operational efficiency within the company’s dental, medical and animal health divisions. Mr. Shirley was employed by Midmark from 2004 to 2019. Prior to his time at Midmark, Mr. Shirley held leadership positions at Dentsply Preventive Care, Dentsply International and several other dental manufacturers.

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

•
the United Kingdom’s vote to leave the European Union (generally referred to as Brexit) (during fiscal 2019 approximately 11% of our consolidated net sales were invoiced to customers in the United Kingdom);

•	election results;

•	sovereign debt levels;

•	the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues;

•	consumer confidence;

•	unemployment levels (and a corresponding increase in uninsured and underinsured population);

•	changes in regulatory requirements and tax regulations, including, without limitation, the Tax Act;

•	increases in interest rates;

•	availability of capital;

•	increases in fuel and energy costs;

•	the effect of inflation on our ability to procure products and our ability to increase prices over time;

•	changes in tax rates and the availability of certain tax deductions;

•	increases in healthcare costs;

•	the threat or outbreak of war, terrorism or public unrest; and

•	changes in laws and policies in countries where we do business.

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

We are subject to a variety of litigation incidental to our business, including product liability claims, intellectual property claims, employment claims, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business, including antitrust and securities litigation. From time to time we are named as a defendant in cases as a result of our distribution of products. Additionally, purchasers of private-label products may seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims. Another potential risk we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability. In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. Defending against such claims may divert our management’s attention, may be expensive, and may require that we pay damage awards or settlements, pay fines or penalties, or become subject to equitable remedies (including but not limited to the revocation of or non-renewal of licenses) that could adversely affect our business, financial condition and results of operations. A successful claim brought against us in excess of available insurance or not covered by insurance or indemnification agreements, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation. Furthermore, the outcome of litigation is inherently uncertain.

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

From time to time, we also experience changes in customer and product mix that affect gross margin. Changes in customer and product mix result primarily from business acquisitions, changes in customer demand, customer acquisitions, selling and marketing activities and competition. There can be no assurance that we will be able to maintain historical gross margins in the future.

Regulatory restrictions and bans on the use of antibiotics and growth promotants in food animals, as well as changing market demand, could adversely affect our business.

There has been consumer concern and consumer activism with respect to additives (including, without limitation, antibiotics and growth promotants) used in the production of animal products, including growing consumer sentiment for proteins and dairy products produced without the use of antibiotics or other products intended to increase animal production. Negative press resulting from media or consumer advocacy groups, industry litigation, trade restrictions which could cause the loss of export markets, or other factors could adversely affect the public’s perception of the industry as a whole, or lead to reluctance by consumers to buy protein or other products. Concern over the impact of growth promotants on animal welfare could result in the removal from the market of products in that category, adversely impacting our sales. In addition, consumer concern that the use of antibiotics and growth promotants in animal feed may lead to increased antibiotic resistance of human pathogens have resulted in increased regulation and changing market demand. Under the FDA’s guidance and the related rule known as the Veterinary Feed Directive, the use of shared-class antibiotics in the water or feed of food-producing animals requires written authorization by a licensed veterinarian. The impact of changes in regulations and market preferences regarding the use of antibiotics in food animals could have a material adverse effect on our business, financial condition and results of operations. If there is an increased public perception that consumption of food derived from animals that utilize additives we distribute poses a risk to human health, there may be a further decline in the production of those food products and, in turn, our sales of those products. In addition, antibiotic resistance concerns may result in additional restrictions or bans, expanded regulations or public pressure to further reduce the use of antibiotics in food animals, or increased demand for antibiotic-free protein, any of which could materially adversely affect our business, financial condition and results of operations.

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

Our business is subject to quarterly fluctuations. Quarterly results may be materially adversely affected by a variety of factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our suppliers;

•	timing of the introduction of new products and services by our suppliers;

•	changes in or availability of supplier contracts or rebate programs;

•	supplier rebates based upon attaining certain growth goals;

•	changes in the way suppliers introduce or deliver products to market;

•	costs of developing new applications and services;

•	our ability to correctly identify customer needs and preferences and predict future needs and preferences;

•	uncertainties regarding potential significant breaches of data security or disruptions of our information technology systems;

•	regulatory actions, or government regulation generally;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured insurance programs;

•	general market and economic conditions, as well as those specific to the supply and distribution industry and related industries;

•	our success in establishing or maintaining business relationships;

•	difficulties of manufacturers in developing and manufacturing products;

•	product demand and availability, or product recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in shipping costs or service issues with our third-party shippers;

•	fluctuations in the value of foreign currencies;

•	changes in interest rates;

•	restructuring costs;

•	the adoption or repeal of legislation;

•	changes in accounting principles; and

•	litigation or regulatory judgments, expenses or settlements.

Any change in one or more of these or other factors could cause our annual or quarterly financial results to fluctuate. If our financial results do not meet market expectations, our stock price may decline.

The formation of group purchasing organizations (“GPO”) or provider networks may place us at a competitive disadvantage.

The formation of GPOs and provider networks may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which could in turn negatively impact our financial results. Although we seek to obtain access to lower prices demanded by GPO contracts or other contracts, and to develop relationships with provider networks and new GPOs, we cannot assure that such terms will be obtained or contracts will be executed.

We may experience competition from third-party online commerce sites.

Traditional distribution relationships are being challenged by online commerce solutions. Such competition will require us to cost-effectively adapt to changing technology, to continue to provide enhanced service offerings and to continue to differentiate our business (including with additional value-added services) to address demands of consumers and customers on a timely basis. The emergence of such competition and our inability to anticipate and effectively respond to changes on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Increases in over-the-counter sales of companion animal products, or sales of companion animal products from non-veterinarian sources, could adversely affect our business.

Animal health products are becoming increasingly available to consumers at competitive prices from sources other than veterinarians, including human health product pharmacies, Internet pharmacies and big-box retailers. Any increase competition from such channels could have a material adverse effect on our business, financial condition and results of operations.

Our international operations are subject to inherent risks that could adversely affect our operating results.

There are a number of risks inherent in foreign operations, including complex regulatory requirements, staffing and management complexities, import and export costs, other economic factors and political considerations, all of which are subject to unanticipated changes. Our foreign operations also expose us to foreign currency fluctuations. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies will have an impact on our income. Currency exchange rate fluctuations may adversely affect our results of operations and financial condition. Furthermore, we generally do not hedge translation exposure with respect to foreign operations.

In addition, our business and results of operations in the United Kingdom may be negatively affected by the proposed withdrawal by the United Kingdom from the European Union, commonly referred to as “Brexit”. The withdrawal from the European Union will occur after a process of negotiation regarding the future terms of the United Kingdom’s relationship with the European Union with respect to reciprocal market access and other matters, and these negotiations have been and will likely continue to be complex and protracted. The proposed withdrawal by the United Kingdom could have an adverse effect on the tax, tax treaty, currency, operational, legal and regulatory regimes to which our business in the region is subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and other countries. The uncertainty concerning the timing and terms of the exit could also have a negative impact on the business activity, political stability and economic conditions in the United Kingdom, which could result in customers reducing or delaying spending decisions on our products. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

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

The Physician Payment Sunshine Act imposes annual reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. Under the Physician Payment Sunshine Act we are required to collect and report detailed information regarding certain financial relationships we have with covered recipients such as physicians, dentists and teaching hospitals. We may also be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. Our compliance with these rules imposes additional costs on us.

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

By way of example, we are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the storage, sale, marketing and handling of controlled substances. Applicable federal, state, local and foreign laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product integrity and supply tracking to the manufacturer of the product, personnel, privacy and security of health or other personal information, installation, maintenance and repair of equipment, and the importation and exportation of products. Our business is also subject to requirements of similar and other foreign governmental laws and regulations affecting our operations abroad.

The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could materially adversely affect our business. Allegations by a governmental body that we have not complied with these and future laws could have a material adverse effect on our business. If it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, civil and criminal fines and penalties, mandatory recall of product, seizure of product and injunction, consent decrees, and suspension or limitation of product sale and distribution. If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses. Non-compliance with government requirements could adversely affect our ability to participate in federal and state government health care programs, and damage our reputation.

Public concern over the abuse of opioid medications in the United States, including increased legal and regulatory action, could negatively affect our business.

Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. Federal, state and local governmental and regulatory agencies are conducting investigations of pharmaceutical manufacturers and other pharmaceutical wholesale distributors regarding the distribution of opioid medications. In June 2019, two of our subsidiaries, Patterson Logistics Services, Inc. and Patterson Veterinary Supply, Inc., were named as co-defendants in civil litigation brought by private claimants against various manufacturers, distributors and retail pharmacies throughout the United States. Managing legal proceedings and responding to government investigations is costly and involves a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of the pending litigation or any future lawsuits or investigations may involve substantial monetary penalties and could have a material and adverse effect on our reputation, business, financial condition and results of operations.

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

If we fail to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health records or transmissions, we could be required to make significant changes to our products, or incur substantial fines, penalties or other liabilities.

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

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors, and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues. Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data. Among other things, the GDPR requires with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data. Our compliance with the new regulation has imposed additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.
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

The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including, but not limited to:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	changes in government, legislation and regulation;

•	our financial condition, results of operations and cash flows and prospects;

•	stock repurchases;

•	activism by any single large shareholder or combination of shareholders;

•
any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, issuances of restricted stock/units and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities in areas where we do business.

In addition, the Nasdaq Stock Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on Nasdaq. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

Recent significant changes to our executive leadership team and any future loss of members of such team, and the resulting management transitions might harm our future operating results.

We have recently experienced significant changes to our senior leadership team. In June 2017, we announced a leadership transition involving our Chief Executive Officer. Following the service of an Interim Chief Executive Officer, our board appointed a successor Chief Executive Officer whose employment commenced in November 2017. In March 2018, we announced a leadership transition involving our Chief Financial Officer and our board has appointed a successor Chief Financial Officer whose employment commenced in June 2018. Furthermore, Patterson Dental obtained a new President in February 2019. These types of management changes have the potential to disrupt our operations due to the operational and administrative inefficiencies, added costs, decreased employee morale, uncertainty and decreased productively among our employees, increased likelihood of turnover, and the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new executive leadership team members within our organization in order to achieve our operating objectives, and changes in key leadership positions may temporarily affect our financial performance and results of operations as new leadership becomes familiar with our business. These changes could increase the volatility of our stock price. These changes also increase our dependency on other members of the executive leadership team who remain with us. These individuals are not contractually obligated to remain employed by us and may leave at any time. Such a departure could be particularly disruptive in light of the recent transitions. In addition, the loss of any of these individuals could significantly delay, prevent the achievement of, or make it more difficult for us to pursue and execute on our business objectives, and could have an adverse effect on our business, financial condition and operating results. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.

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

We are subject to the tax laws and regulations of the U.S. federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could materially adversely affect our tax positions. There can be no assurance that our effective tax rate will not be materially adversely affected by legislation resulting from these initiatives. In December 2017, the U.S. government enacted legislation referred to as the Tax Act, which significantly revises the Internal Revenue Code of 1986, as amended. The legislation is unclear in certain respects and will require the U.S. Internal Revenue Service (“IRS”) to issue regulations and interpretations, and possibly technical corrections. While there can be no assurance as to the impact of any additional guidance by the IRS, or of any guidance that may be issued by the SEC or the Financial Accounting Standards Board relating to the Tax Act, we have completed our accounting for the law change based on management’s current interpretation of the new legislation.

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

Our balance sheet includes certain non-current assets that are sensitive to movements in short-term interest rates. The variable rates are comprised of both LIBOR and commercial paper rates plus a spread and reset on certain dates, as set forth in the respective agreements. In addition, our balance sheet includes fixed rate long-term debt, whose fair value could be adversely affected by movements in interest rates. We finance purchases by our customers using finance contracts that are issued at fixed interest rates, and sell these contracts under various funding arrangements that are priced using variable interest rates. Sudden and dramatic changes in the interest rates within relevant markets could adversely affect our results of operations. In addition, changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future assets and debt and may otherwise adversely affect our business and results of operations.

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

In addition, our Amended and Restated Equity Incentive Plan provides that awards issued under that plan are fully vested and all restrictions on the awards lapse in the event of a change in control, as defined in such plan. Additionally, our Capital Accumulation Plan provides that on an event of acceleration, as defined in the plan, the restrictions on shares of restricted stock lapse and such stock becomes fully vested. An event of acceleration occurs if (a) a person has acquired a beneficial ownership interest in 30% or more of the voting power of our company, (b) a tender offer is made to acquire 30% or more of our company, (c) a solicitation subject to Rule 14a-11 of the Securities Exchange Act of 1934 relating to the election or removal of 50% or more of our Board of Directors occurs, or (d) our shareholders approve a merger, consolidation, share exchange, division or sale of our company’s assets. Furthermore, if the surviving or acquiring company in a change in control does not assume our company’s outstanding incentive awards or provide for their equivalent substitutes, our Amended and Restated 2015 Omnibus Incentive Plan provides for accelerated vesting of incentive awards following a change in control upon the termination of the employee’s service and in certain other circumstances, provided such event occurs within two years of a change in control.
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

As of April 27, 2019, PLSI operated the following 13 fulfillment centers (seven primary centers) totaling 1.0 million square feet:

•	two dental fulfillment centers (Hawaii and Texas);

•	four animal health fulfillment centers (Alabama, Colorado and Texas (two)); and

•	seven fulfillment centers that distribute dental and animal health products (California, Florida, Indiana, Iowa, Pennsylvania, South Carolina and Washington).
Approximately 90% of the PLSI fulfillment center space is owned.
Dental
The Dental segment is headquartered in our principal executive offices, and maintains sales and administrative offices at approximately 59 locations across 39 states in the U.S. and 9 locations in Canada, the majority of which are leased. Operations in Canada are supported by fulfillment centers located in Quebec and Alberta. In addition, this segment operates the Patterson Technology Center, a 100,000 square-foot facility in Illinois.
Animal Health

In addition to the locations operated by PLSI, Patterson Animal Health has approximately 100 properties located in the U.S., Canada and the U.K., the majority of which are leased.  In the U.S., these properties are in 86 locations across 27 states, and comprise fulfillment centers, storage locations, sales and administrative offices, retail stores and call centers.  In Canada, operations are supported by two fulfillment centers located in Alberta and Ontario.  The segment’s operations in the U.K. are supported by a primary distribution facility in Stoke-on-Trent and an additional nine depots used as secondary distribution points throughout the U.K.  The headquarters for this segment are located in a leased office in Colorado.
Item 3. LEGAL PROCEEDINGS
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-CV-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. In June 2017, Henry Schein settled with SourceOne and was dismissed from this litigation with prejudice. We are vigorously defending ourselves in this litigation. Trial is scheduled to begin on September 16, 2019. We do not anticipate that this matter will have a material adverse effect on our financial statements.
Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all private dental practices and laboratories who purchased dental supplies or equipment in the U.S. directly from any of the defendants, during the period beginning August 31, 2008 until March 31, 2016. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a class-wide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco and Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. In September 2018, we signed an agreement to settle the litigation. Under the terms of the settlement, we paid $28.3 million into escrow upon preliminary court approval. Such funds are to be released to the settlement fund administrator upon final court approval of the settlement, which was granted at the fairness hearing held on June 24, 2019. We recorded a pre-tax reserve of $28.3 million in our first quarter 2019 results in our Corporate segment to account for the settlement of this matter.
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the United States Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanded the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral arguments on May 1, 2019. A decision is pending. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-CV-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed dismissal of all of IQ Dental's claims but reversed the District Court on dismissal of IQ Dental's direct boycott claims. The case was remanded to the District Court to proceed in accordance with that opinion. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. We are vigorously defending ourselves against the administrative complaint. The hearing in front of an Administrative Law Judge of the FTC in

Washington, D.C. began on October 16, 2018. The factual record closed on February 21, 2019 and post-trial briefing ended on June 6, 2019. We do not anticipate this matter will have a material adverse effect on our financial statements.
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act.  Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs.  On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs.  While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received, and responded to, requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia informed us that our subsidiary, Animal Health International, Inc., has been designated a target of a criminal investigation. The investigation originally related to Animal Health International sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal and state laws. After being contacted by the U.S. Attorney's office, Patterson retained outside legal counsel and began an internal investigation which remains ongoing. Since that time, we have produced documents both responsive to grand jury subpoenas and voluntarily. In December 2018, as a result of our ongoing internal investigation, we voluntarily advised the U.S. Attorney’s Office of Animal Health International shipments of prescription animal health products that were made from a warehouse rather than a pharmacy to customers in the states of Virginia and Tennessee. Thereafter, as part of our ongoing internal investigation, we conducted a comprehensive review of Animal Health International’s distribution and licensing practices across all 50 U.S. states. That review identified compliance issues in additional states, which we voluntarily disclosed to the U.S. Attorney’s Office in April 2019. Our Board of Directors also has established a special investigation committee to oversee and continue the investigation, to review our licensing, dispensing, distribution and related sales practices company-wide, and to report on its findings to the Board and to the U.S. Attorney’s Office. As a result of the ongoing internal investigation, we have modified our licensing, dispensing, distribution and related sales processes and are continuing to evaluate the need for further modification. We continue to cooperate with the U.S. Attorney’s Office and have agreed to extend the existing tolling agreement. At this time, we are unable to make an estimate of the amount of loss, or range of possible loss, that we could incur as a result of the foregoing matter. This matter may divert management’s attention and cause us to suffer reputational harm. We also may be subject to fines or penalties, equitable remedies (including but not limited to the revocation of or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
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
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the United States District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB).  Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors. Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412.8 million of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act.  Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
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

In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation, MDL No. 2804 (the “MDL”), is pending in the U.S. District Court for the Northern District of Ohio. On July 12, 2018, Bon Secours Health System, Inc., Bon Secours- Richmond Community Hospital, Incorporated, Bon Secours DePaul Medical Center, Inc., Bon Secours- Memorial Regional Medical Center, Inc., Bon Secours- St. Francis Medical Center, Inc., Bon Secours- St. Mary’s Hospital of Richmond, Inc., Bon Secours- Virginia Healthsource, Inc., Chesapeake Hospital Corporation, Mary Immaculate Hospital, Incorporated and Maryview Hospital (collectively, the “MDL Plaintiffs”) filed a complaint in the MDL against 26 manufacturers and wholesale distributors of prescription opiates (the “MDL Defendants”) alleging that the MDL Defendants improperly marketed, sold or distributed prescription opiates. The MDL Plaintiffs’ complaint alleges violations of federal RICO statutes, violations of the Virginia Consumer Protections Act, negligence, negligence per se, wantonness, recklessness, and gross negligence, fraud and public nuisance. The MDL Plaintiffs seek injunctive relief, the imposition of civil penalties, monetary damages, punitive damages, pre- and post-judgment interest and attorneys’ fees and costs. Neither Patterson nor any of its subsidiaries were named as MDL Defendants in the original complaint. On March 15, 2019, the MDL Plaintiffs amended and supplemented their complaint to assert violations of federal RICO statutes against 67 manufacturers and wholesale distributors of prescription opiates (the “Amended MDL Defendants”). Two of Patterson’s subsidiaries, Patterson Logistics Services, Inc. and Patterson Veterinary Supply, Inc., are named as Amended MDL Defendants. The MDL Plaintiffs allege that the Amended MDL Defendants “breached their legal duties under federal law to monitor, detect, investigate, refuse and report suspicious orders of prescription opiates.” While the outcome of litigation is inherently uncertain, we believe that the MDL Plaintiffs’ claims against Patterson Logistics Services, Inc. and Patterson Veterinary Supply, Inc. are without merit, and we intend to vigorously defend ourselves in this litigation.
While management currently believes that resolving the foregoing matters, individually or in the aggregate, will not have a material adverse effect on our financial statements, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future.  Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business.  There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.
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
Holders
On June 18, 2019, the number of holders on record of common stock was 1,809. The transfer agent for Patterson’s common stock is EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, Minnesota, 55120, telephone: (800) 468-9716.
Dividends
In fiscal 2019, a quarterly cash dividend of $0.26 per share was paid throughout the year. We expect to continue to pay a quarterly cash dividend for the foreseeable future; however, the payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, operating results and financial condition among other factors. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios.
Securities Authorized for Issuance Under Equity Compensation Plans
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.
Purchases of Equity Securities by the Issuer
On March 13, 2018, the Board of Directors authorized a $500 million share repurchase program through March 13, 2021. No shares were repurchased under the stock repurchase plan during the fourth quarter of fiscal 2019.

Performance Graph

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 26, 2014, through April 27, 2019, with the cumulative return over the same time period on the same amount invested in the S&P 500 Index and the S&P 500 Healthcare Index.

	Fiscal Year Ending
	4/26/2014	4/25/2015	4/30/2016	4/29/2017	4/28/2018	4/27/2019
Patterson Companies, Inc.	100.00	119.99	110.09	115.48	63.64	61.44
S&P 500	100.00	115.98	115.62	136.33	155.69	135.25
S&P 500 Healthcare Index	100.00	131.55	125.46	138.12	155.63	168.77

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 27, 2019 (1)	April 28, 2018 (2)	April 29, 2017 (3)	April 30, 2016 (4)	April 25, 2015
Statement of Income Data:
Net sales	$5,574,523	$5,465,683	$5,593,127	$5,386,703	$3,910,865
Cost of sales	4,383,748	4,266,317	4,291,730	4,063,955	2,850,316
Gross profit	1,190,775	1,199,366	1,301,397	1,322,748	1,060,549
Operating expenses	1,053,059	979,477	1,013,469	975,035	755,963
Operating income	137,716	219,889	287,928	347,713	304,586
Other expense, net	(31,488)	(40,626)	(37,047)	(46,020)	(30,268)
Income from continuing operations before taxes	106,228	179,263	250,881	301,693	274,318
Income tax expense (benefit)	23,352	(21,711)	77,093	116,009	94,235
Net income from continuing operations	82,876	200,974	173,788	185,684	180,083
Net income (loss) from discontinued operations	—	—	(2,895)	1,500	43,178
Net income	82,876	200,974	170,893	187,184	223,261
Net loss attributable to noncontrolling interests	(752)	—	—	—	—
Net income attributable to Patterson Companies, Inc.	$83,628	$200,974	$170,893	$187,184	$223,261
Diluted earnings (loss) per share attributable to Patterson Companies, Inc.:
Continuing operations	$0.89	$2.16	$1.82	$1.90	$1.81
Discontinued operations	—	—	(0.03)	0.01	0.43
Net diluted earnings per share	$0.89	$2.16	$1.79	$1.91	$2.24
Weighted average shares - diluted	93,484	93,094	95,567	97,902	99,694
Dividends per common share	$1.04	$1.04	$0.98	$0.90	$0.82
Balance Sheet Data:
Working capital	$728,651	$864,343	$899,662	$918,206	$995,540
Total assets	3,269,269	3,471,664	3,507,913	3,520,804	2,945,248
Total long-term debt	725,341	922,030	998,272	1,022,155	722,542
Stockholders’ equity	1,480,507	1,461,790	1,394,433	1,441,746	1,514,123
See the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(1)	Fiscal 2019 operating expenses include a pre-tax charge of $28.3 million related to a litigation settlement. See Note 17 to the Consolidated Financial Statements for additional information.

(2)
Fiscal 2018 includes a provisional discrete net tax benefit of $76.6 million related to the enactment of comprehensive tax legislation by the U.S. government. See Note 12 to the Consolidated Financial Statements for additional information.

(3)
Fiscal 2017 operating expenses include a pre-tax non-cash impairment charge of $36.3 million, or $23.0 million after taxes or $0.24 per diluted share. See Note 4 to the Consolidated Financial Statements for additional information.

(4)
In June 2015, we acquired Animal Health International, Inc. Prior to our acquisition, Animal Health International, Inc. generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. In connection with this acquisition, we incurred pre-tax transaction costs of $13.7 million, or $0.11 per diluted share. Also in fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale of Patterson Medical. The continuing operations tax impact of $12.3 million from the repatriation was recorded during fiscal 2016.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our financial information for fiscal 2019 is summarized in this Management’s Discussion and Analysis and the Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2019, 2018 and 2017 ended on April 27, 2019, April 28, 2018 and April 29, 2017, respectively, and all years consisted of 52 weeks. Fiscal 2020 will end on April 25, 2019 and will consist of 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
Intangible Asset Impairment. In fiscal 2006, we extended our exclusive North American distribution relationship with Sirona for its CEREC 3D dental restorative system. At that time, we paid a $100.0 million distribution fee to extend the existing exclusive relationship for at least a 10-year period beginning in 2007. This distribution fee was accounted for as an intangible asset and began amortizing in 2007. Based on our November 2016 decision not to extend sales exclusivity for the full Sirona portfolio of products, we recorded a pre-tax non-cash impairment charge of $36.3 million, or $23.0 million after taxes or $0.24 per diluted share in our Dental segment in fiscal 2017, related to the distribution fee associated with the CEREC product component of this arrangement.
U.S. Tax Reform. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act significantly revised the future ongoing U.S. federal corporate income tax by, among other things, lowering U.S. federal corporate tax rates and implementing a territorial tax system. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. For our fiscal year ending April 28, 2018, we utilized a blended rate of approximately 30.5%. For fiscal 2018, these impacts resulted in a provisional discrete net tax benefit of $76.6 million, which included provisional amounts of $81.9 million of tax benefit on U.S. deferred tax assets and liabilities, $4.0 million of tax expense for a one-time transition tax on unremitted foreign earnings and $1.2 million in withholding taxes paid on current year distributions.
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

The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The collection of the DPP receivable is recognized as an increase to net cash provided by investing activities within the consolidated statements of cash flows, with a corresponding reduction to net cash provided by operating activities within the consolidated statements of cash flows.
Legal Reserve. In September 2018, we signed an agreement to settle the litigation entitled In re Dental Supplies Antitrust Litigation. Under the terms of the settlement, we paid $28.3 million into escrow upon preliminary court approval. Such funds are to be released to the settlement fund administrator upon final court approval of the settlement, which was granted at the fairness hearing held on June 24, 2019. We established a pre-tax reserve of $28.3 million ("Legal Reserve") during the first quarter of fiscal 2019 to account for the settlement of this matter.
Results of Operations
The following table summarizes our results as a percent of net sales:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.6	78.1	76.7
Gross profit	21.4	21.9	23.3
Operating expenses	18.9	17.9	18.2
Operating income from continuing operations	2.5	4.0	5.1
Other income (expense)	(0.6)	(0.7)	(0.6)
Income from continuing operations before taxes	1.9	3.3	4.5
Income tax expense (benefit)	0.4	(0.4)	1.4
Net income from continuing operations	1.5	3.7	3.1
Net loss from discontinued operations	—	—	(0.1)
Net income	1.5	3.7	3.1
Net loss attributable to noncontrolling interests	—	—	—
Net income attributable to Patterson Companies, Inc.	1.5%	3.7%	3.1%
Fiscal 2019 Compared to Fiscal 2018
Net sales. Consolidated net sales in fiscal 2019 were $5,574.5 million, an increase of 2.0% from $5,465.7 million in fiscal 2018. Foreign exchange rate changes had an unfavorable impact of 0.4% on fiscal 2019 sales.
Dental segment sales decreased 0.2% to $2,191.8 million in fiscal 2019 from $2,196.1 million in fiscal 2018. Foreign exchange rate changes had an unfavorable impact of 0.2% on fiscal 2019 sales. Sales of consumables decreased 2.9%, sales of equipment and software increased 5.2%, and sales of other services and products decreased 0.7% in fiscal 2019. The decrease in sales of consumables was mainly due to changes in our sales force and disruptions resulting from our ERP system initiatives.
Animal Health segment sales grew 3.5% to $3,354.5 million in fiscal 2019 from $3,242.6 million in fiscal 2018. Foreign exchange rate changes had an unfavorable impact of 0.6% on fiscal 2019 sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during fiscal 2019, resulting in an estimated 0.3% unfavorable impact to sales.
Gross profit. Consolidated gross profit margin decreased 50 basis points from the prior year to 21.4%. Gross profit margin rates decreased in both the Dental and Animal Health segment. A greater percentage of sales came from our lower margin Animal Health segment during fiscal 2019, resulting in a lower consolidated gross profit margin rate. Unfavorable sales mix, pricing pressure at the point of sale and inventory adjustments in both our Dental and Animal Health segment also contributed to the decline in the consolidated gross profit margin rate.
Operating expenses. Consolidated operating expenses for fiscal 2019 were $1,053.1 million, a 7.5% increase from the prior year of $979.5 million. We incurred higher operating expenses during fiscal 2019 primarily as a result of the $28.3 million Legal Reserve, higher personnel costs and higher professional services expenses. The consolidated operating expense ratio of 18.9% increased 100 basis points from the prior year due to these same factors.

Operating income from continuing operations. Operating income from continuing operations was $137.7 million, or 2.5% of net sales, in fiscal 2019, compared to $219.9 million, or 4.0% of sales, in fiscal 2018. The decrease in operating income from continuing operations was primarily driven by higher operating expenses. The decrease in operating income from continuing operations as a percent of net sales was also driven by higher operating expenses. In addition, a greater percentage of sales came from our lower margin Animal Health segment during fiscal 2019, which reduced operating income from continuing operations as a percent of net sales.
Dental segment operating income was $179.2 million for fiscal 2019, a decrease of $50.0 million from fiscal 2018. The decrease was driven primarily by lower gross profit and higher personnel costs.
Animal Health segment operating income was $81.5 million for fiscal 2019, an increase of $3.4 million from fiscal 2018. The increase was primarily due to higher sales, partially offset by a lower gross profit margin rate and higher personnel costs.
Corporate segment operating loss was $123.0 million for fiscal 2019, as compared to a loss of $87.4 million for fiscal 2018. The change was driven primarily by the $28.3 million Legal Reserve, as well as higher professional services expenses.
Other income (expense), net. Net other expense was $31.5 million in fiscal 2019, compared to $40.6 million in fiscal 2018. Net other expense was lower during fiscal 2019 due to lower interest expense, which was primarily driven by the retirement of $249.5 million of long-term debt during fiscal 2019.
Income tax expense (benefit). The effective income tax rate was 22.0% in fiscal 2019 and (12.1)% in fiscal 2018. The tax benefit in fiscal 2018 was primarily due to the impact of the Tax Act.
Net income attributable to Patterson Companies, Inc. and earnings per share. Net income attributable to Patterson Companies Inc. was $83.6 million in fiscal 2019, compared to $201.0 million in fiscal 2018. Earnings per diluted share were $0.89 in fiscal 2019, compared to $2.16 in fiscal 2018. Weighted average diluted shares in fiscal 2019 were 93,484,000, compared to 93,094,000 in fiscal 2018. The fiscal 2019 and fiscal 2018 cash dividend was $1.04 per common share.
Fiscal 2018 Compared to Fiscal 2017

See Item 7 in our 2018 Annual Report on Form 10-K filed June 27, 2018.

Liquidity and Capital Resources

Patterson’s operating cash flow has been a source of liquidity in the last three fiscal years. During each of these fiscal years, we used our revolving credit facility as a source of liquidity in addition to operating cash flow. Net cash provided by operating activities was $48.2 million in fiscal 2019, compared to $178.9 million in fiscal 2018 and $162.7 million in fiscal 2017. The net cash provided by operating activities in fiscal 2019 was primarily driven by a reduction in working capital, partially offset by the impact of our Receivables Securitization Program. In fiscal 2018 and 2017, our cash flows from operating activities were primarily driven by net income from continuing operations.

Net cash flows provided by investing activities were $340.7 million in fiscal 2019, compared to net cash flows provided by investing activities of $17.0 million in fiscal 2018 and net cash flows used in investing activities of $1.2 million in fiscal 2017. Collections of deferred purchase price receivables were $402.4 million, $49.7 million and $51.4 million in fiscal 2019, 2018 and 2017, respectively. Capital expenditures were $60.7 million, $43.3 million and $47.0 million in fiscal 2019, 2018 and 2017, respectively. Capital expenditures in fiscal 2019 included a $14.9 million investment to convert leased property into owned property. We expect to use a total of approximately $60 million for capital expenditures in fiscal 2020.
Net cash used in financing activities in fiscal 2019 was $355.2 million. Uses of cash consisted primarily of $249.5 million for the retirement of long-term debt and $99.5 million for dividend payments. Net cash used in financing activities in fiscal 2018 was $230.2 million. Uses of cash consisted primarily of $164.8 million for the retirement of long-term debt, $99.2 million for dividend payments and $87.5 million for share repurchases. In March 2018, we issued fixed-rate senior notes with an aggregate principal amount of $150.0 million, due fiscal 2028. The proceeds were used to repay $150.0 million of senior notes that came due in March 2018, which is included in the $164.8 million of debt retirement noted above.

Net cash used in financing activities in fiscal 2017 was $202.2 million. Uses of cash consisted primarily of $125.4 million for share repurchases and $95.9 million for dividend payments.

We expect to continue to pay a quarterly cash dividend for the foreseeable future. We also have $24.0 million of current maturities of long-term debt.

In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500 million. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022.
As of April 27, 2019, $87.1 million of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 3.73%, and no amount was outstanding under the Amended Credit Agreement revolving line of credit. At April 28, 2018, $276.6 million of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 3.40%, and $16.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.95%.

On March 13, 2018, the Board of Directors authorized a $500 million share repurchase program through March 13, 2021. As of April 27, 2019, $500 million remains available under the current repurchase authorization.

We have $95.6 million in cash and cash equivalents as of April 27, 2019, of which $44.9 million is in foreign bank accounts. See Note 12 to the Consolidated Financial Statements for further information regarding our intention to permanently reinvest these funds. Included in cash and cash equivalents as of April 27, 2019 is $34.0 million of cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. See Note 8 to the Consolidated Financial Statements for further information. We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance anticipated expansion plans and strategic initiatives over the next fiscal year.

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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG Bank, Ltd. ("MUFG") serving as the agent. We utilize PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. The capacity under the agreement with MUFG at April 27, 2019 was $525 million.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II, a consolidated, wholly owned subsidiary, sells financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. The capacity under the agreement with Fifth Third at April 27, 2019 was $100 million.
Our financing business is described in further detail in Note 8 to the Consolidated Financial Statements.

Contractual Obligations
A summary of our contractual obligations as of April 27, 2019 follows (in thousands):

	Payments due by year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt principal	$752,091	$23,975	$228,116	$100,000	$400,000
Long-term debt interest	145,677	27,052	50,841	36,282	31,502
Operating leases	65,507	21,087	30,620	12,324	1,476
Total	$963,275	$72,114	$309,577	$148,606	$432,978
As of April 27, 2019 our gross liability for uncertain tax positions, including interest and penalties, was $15.0 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.
For a more complete description of our contractual obligations, see Notes 7 and 11 to the Consolidated Financial Statements.
Outlook

Our fiscal 2019 performance demonstrates that the execution against our strategic priorities has enabled us to achieve our objective of stabilizing our core business. Following a successful first year of our multi-year plan, we are well positioned to build upon our performance going forward.
We believe we can deliver continued sales and margin improvement in both our Dental and Animal Health segments. We also plan continued additional strategic investments in our people, technology and systems that will contribute to our long-term success. Our outlook reflects our strong conviction in the fundamentals of our business, our compelling value proposition to customers, and continued execution to further improve performance and drive growth.
Working Capital Management
The following table summarizes our average accounts receivable days sales outstanding and average annual inventory turnover for the past three fiscal years:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Days sales outstanding	36.5	53.1	55.1
Inventory turnover	5.3	5.2	6.0
Foreign Operations

We derive foreign sales from Dental operations in Canada, and Animal Health operations in Canada and the U.K. Fluctuations in currency exchange rates have not significantly impacted earnings, as these fluctuations impact sales, cost of sales and operating expenses. However, changes in exchange rates adversely affected net sales by $24.3 million and $89.9 million in fiscal 2019 and 2017, respectively, while they positively impacted net sales by $29.5 million in fiscal 2018. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.
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
Revenue Recognition – Revenues are generated from the sale of consumable products, equipment and support, software and support, technical service parts and labor, and other sources. Revenues are recognized when or as performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of the goods or services.
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
Patterson Advantage Loyalty Program – Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue. As of April 27, 2019, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 98.5% of the maximum potential amount that could be redeemed. We recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
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
Goodwill and Other Indefinite-Lived Intangible Assets – Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We have two reporting units as of April 27, 2019; Dental and Animal Health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units. Our indefinite-lived intangible asset is a trade name.

We assess goodwill for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test. In fiscal 2019, we determined it was appropriate to perform a two-step impairment test.
The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, to its fair value. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of goodwill impairment loss to be recorded. The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Patterson conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations. Additionally, in assessing goodwill for impairment, the reasonableness of the implied control premium is considered based on market capitalizations and recent market transactions.
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
In the fourth quarter of fiscal 2019, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2019 fourth quarter as the valuation date, and determined there was no impairment, and that our Dental reporting unit was not at risk of failing step 1. The Animal Health reporting unit has a higher level of sensitivity to impairment as management currently assesses the various estimates and assumptions used to conduct these tests. Adverse changes to one or more of these estimates or assumptions could cause us to recognize a material impairment charge on this reporting unit. At the beginning of the fourth quarter of fiscal 2019, the estimated fair value of the Animal Health reporting unit exceeded its book value by approximately 10%.
Long-Lived Assets – Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of customer relationships, trade names and trademarks. When impairment exists, the related assets are written down to fair value using level 3 inputs, as discussed further in Note 10 to the Consolidated Financial Statements. In fiscal 2017, we recorded a non-cash impairment charge of $36.3 million related to a distribution agreement intangible asset. Refer to Note 4 to the Consolidated Financial Statements for more information.
Related Party Transactions – We have interests in a number of entities that are accounted for using the equity method. During fiscal 2019, 2018 and 2017 we made purchases of $87.9 million, $84.2 million and $55.2 million from these entities, respectively. During fiscal 2019 and 2018, we recorded net sales of $74.5 million and $19.7 million to these entities, respectively. No sales to these entities were recorded in fiscal 2017.
Income Taxes – We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. Changes in interpretation of the Tax Act could create potential added uncertainties.
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

We are exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although we are not currently involved with foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have changed net sales by approximately $85.1 million for the fiscal year ended April 27, 2019. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. We estimate that if foreign currency exchange rates changed by 10%, the impact would have been approximately $2.7 million to income from continuing operations before taxes for the fiscal year ended April 27, 2019.

In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500 million. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022. Interest on borrowings under the Amended Credit Agreement is variable. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $0.9 million annual impact on our income from continuing operations before taxes.

Our earnings are also affected by fluctuations in short-term interest rates through the investment of cash balances and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a bank that provide for pricing based on variable interest rates.

When considering the exposure under the agreements whereby we sell equipment finance contracts to both a commercial paper conduit and bank, we have the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the majority of the portfolio of installment contracts generally turns over in less than 48 months, and we can adjust the rate we charge on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, we use an interest rate curve that approximates the maturity period of the then-outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contract sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets. In fiscal 2019, we entered into forward interest rate swap agreements in order to hedge against interest rate fluctuations that impact the amount of net sales we record related to these contracts. These interest rate swap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs. As a result of entering into these interest rate swap agreements, we estimate that a 10% change in interest rates would have less than a $1.0 million annual impact on our income from continuing operations before taxes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Patterson Companies, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Patterson Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 27, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of April 27, 2019 and April 28, 2018, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 27, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 26, 2019 expressed an unqualified opinion thereon.
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
June 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Patterson Companies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. (the Company) as of April 27, 2019 and April 28, 2018, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 27, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”) . In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 27, 2019 and April 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 26, 2019 expressed an unqualified opinion thereon.
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
Minneapolis, Minnesota
June 26, 2019

PATTERSON COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 27, 2019	April 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$95,646	$62,984
Receivables, net of allowance for doubtful accounts of $6,772 and $9,537	582,094	826,877
Inventory	761,018	779,834
Prepaid expenses and other current assets	165,605	103,029
Total current assets	1,604,363	1,772,724
Property and equipment, net	305,790	290,590
Long-term receivables, net	113,081	135,175
Goodwill	816,226	815,977
Identifiable intangibles, net	351,153	389,424
Other non-current assets	78,656	67,774
Total assets	$3,269,269	$3,471,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$648,418	$610,368
Accrued payroll expense	73,665	69,099
Other accrued liabilities	129,654	136,316
Current maturities of long-term debt	23,975	76,598
Borrowings on revolving credit	—	16,000
Total current liabilities	875,712	908,381
Long-term debt	725,341	922,030
Deferred income taxes	163,488	152,104
Other non-current liabilities	24,221	27,359
Total liabilities	1,788,762	2,009,874
Stockholders’ equity:
Common stock, $.01 par value: 600,000 shares authorized; 95,272 and 94,756 shares issued and outstanding	953	948
Additional paid-in capital	131,460	103,776
Accumulated other comprehensive loss	(88,269)	(74,974)
Retained earnings	1,483,496	1,497,766
Unearned ESOP shares	(50,381)	(65,726)
Total Patterson Companies, Inc. stockholders' equity	1,477,259	1,461,790
Noncontrolling interests	3,248	—
Total stockholders’ equity	1,480,507	1,461,790
Total liabilities and stockholders’ equity	$3,269,269	$3,471,664
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Net sales	$5,574,523	$5,465,683	$5,593,127
Cost of sales	4,383,748	4,266,317	4,291,730
Gross profit	1,190,775	1,199,366	1,301,397
Operating expenses	1,053,059	979,477	1,013,469
Operating income from continuing operations	137,716	219,889	287,928
Other income (expense):
Other income, net	8,178	6,117	6,013
Interest expense	(39,666)	(46,743)	(43,060)
Income from continuing operations before taxes	106,228	179,263	250,881
Income tax expense (benefit)	23,352	(21,711)	77,093
Net income from continuing operations	82,876	200,974	173,788
Net loss from discontinued operations	—	—	(2,895)
Net income	82,876	200,974	170,893
Net loss attributable to noncontrolling interests	(752)	—	—
Net income attributable to Patterson Companies, Inc.	$83,628	$200,974	$170,893
Basic earnings (loss) per share attributable to Patterson Companies, Inc.:
Continuing operations	$0.90	$2.17	$1.83
Discontinued operations	—	—	(0.03)
Net basic earnings per share	$0.90	$2.17	$1.80
Diluted earnings (loss) per share attributable to Patterson Companies, Inc.:
Continuing operations	$0.89	$2.16	$1.82
Discontinued operations	—	—	(0.03)
Net diluted earnings per share	$0.89	$2.16	$1.79
Weighted average shares:
Basic	92,755	92,467	94,897
Diluted	93,484	93,094	95,567
Dividends declared per common share	$1.04	$1.04	$0.98
Comprehensive income
Net income	$82,876	$200,974	$170,893
Foreign currency translation gain (loss)	(15,583)	15,824	(26,450)
Cash flow hedges, net of tax	2,288	1,871	1,745
Comprehensive income	$69,581	$218,669	$146,188
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling interests	Total
	Number	Amount
Balance at April 30, 2016	99,107	$991	$48,477	$(67,964)	$1,529,158	$(68,916)	$—	$1,441,746
Foreign currency translation	—	—	—	(26,450)	—	—	—	(26,450)
Cash flow hedges	—	—	—	1,745	—	—	—	1,745
Net income	—	—	—	—	170,893	—	—	170,893
Dividends declared	—	—	—	—	(93,461)	—	—	(93,461)
Common stock issued and related tax benefits	282	3	6,786	—	—	—	—	6,789
Repurchases of common stock	(2,855)	(28)	—	—	(125,356)	—	—	(125,384)
Stock based compensation	—	—	17,710	—	—	—	—	17,710
ESOP activity	—	—	—	—	—	845	—	845
Balance at April 29, 2017	96,534	966	72,973	(92,669)	1,481,234	(68,071)	—	1,394,433
Foreign currency translation	—	—	—	15,824	—	—	—	15,824
Cash flow hedges	—	—	—	1,871	—	—	—	1,871
Net income	—	—	—	—	200,974	—	—	200,974
Dividends declared	—	—	—	—	(96,964)	—	—	(96,964)
Common stock issued and related tax benefits	369	4	12,403	—	—	—	—	12,407
Repurchases of common stock	(2,147)	(22)	—	—	(87,478)	—	—	(87,500)
Stock based compensation	—	—	18,400	—	—	—	—	18,400
ESOP activity	—	—	—	—	—	2,345	—	2,345
Balance at April 28, 2018	94,756	948	103,776	(74,974)	1,497,766	(65,726)	—	1,461,790
Foreign currency translation	—	—	—	(15,583)	—	—	—	(15,583)
Cash flow hedges	—	—	—	2,288	—	—	—	2,288
Net income	—	—	—	—	83,628	—	(752)	82,876
Dividends declared	—	—	—	—	(97,898)	—	—	(97,898)
Common stock issued and related tax benefits	516	5	7,999	—	—	—	—	8,004
Stock based compensation	—	—	19,685	—	—	—	—	19,685
ESOP activity	—	—	—	—	—	15,345	—	15,345
Balance at Increase from asset acquisition	—	—	—	—	—	—	4,000	4,000
Balance at April 27, 2019	95,272	$953	$131,460	$(88,269)	$1,483,496	$(50,381)	$3,248	$1,480,507
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Operating activities:
Net income	$82,876	$200,974	$170,893
Net income (loss) from discontinued operations	—	—	(2,895)
Net income from continuing operations	82,876	200,974	173,788
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	44,371	45,115	40,004
Amortization	38,402	38,701	43,814
Intangible asset impairment	—	—	36,312
Bad debt expense	7,333	6,280	1,642
Non-cash employee compensation	33,425	36,532	19,025
Deferred income taxes	10,762	(41,058)	(13,713)
Deferred consideration in securitized receivables	(402,367)	(49,650)	(51,402)
Change in assets and liabilities, net of acquired:
Receivables	227,907	60,211	(103,181)
Inventory	11,547	(60,475)	(961)
Accounts payable	44,189	(12,103)	59,654
Accrued liabilities	512	(24,726)	(9,009)
Long term receivables	21,611	(33,795)	(12,574)
Other changes from operating activities, net	(72,410)	12,889	(17,785)
Net cash provided by operating activities- continuing operations	48,158	178,895	165,614
Net cash used in operating activities- discontinued operations	—	—	(2,895)
Net cash provided by operating activities	48,158	178,895	162,719
Investing activities:
Additions to property and equipment	(60,734)	(43,263)	(47,019)
Collection of deferred purchase price receivables	402,367	49,650	51,402
Other investing activities	(906)	10,600	(3,190)
Net cash provided by investing activities- continuing operations	340,727	16,987	1,193
Net cash provided by investing activities- discontinued operations	—	—	—
Net cash provided by investing activities	340,727	16,987	1,193
Financing activities:
Dividends paid	(99,468)	(99,199)	(95,910)
Repurchases of common stock	—	(87,500)	(125,384)
Proceeds from issuance of long-term debt	—	150,000	—
Debt amendment costs	—	—	(1,266)
Retirement of long-term debt	(249,542)	(164,754)	(26,238)
Draw on (payment on) revolving credit	(16,000)	(43,000)	39,000
Other financing activities	9,764	14,291	7,635
Net cash used in financing activities	(355,246)	(230,162)	(202,163)
Effect of exchange rate changes on cash	(977)	2,305	(4,243)
Net change in cash and cash equivalents	32,662	(31,975)	(42,494)
Cash and cash equivalents at beginning of period	62,984	94,959	137,453
Cash and cash equivalents at end of period	$95,646	$62,984	$94,959
Supplemental disclosures:
Income taxes paid	$17,530	$19,611	$108,394
Interest paid	31,045	36,504	34,972
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 27, 2019
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
Basis of Presentation
The consolidated financial statements include the assets and liabilities of PDC Funding Company, LLC ("PDC Funding"), PDC Funding Company II, LLC ("PDC Funding II") and PDC Funding Company III, LLC ("PDC Funding III"), which are our wholly owned subsidiaries and separate legal entities formed under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities established to sell customer installment sale contracts to outside financial institutions in the normal course of their business. PDC Funding III is a fully consolidated special purpose entity established to sell certain receivables to unaffiliated financial institutions. The assets of PDC Funding, PDC Funding II and PDC Funding III would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding, PDC Funding II or PDC Funding III. The consolidated financial statements also include the assets and liabilities of Technology Partner Innovations, LLC, which is further described in Note 13.
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2019, 2018 and 2017 ended on April 27, 2019, April 28, 2018 and April 29, 2017, respectively, and all years consisted of 52 weeks. Fiscal 2020 will end on April 25, 2020 and will consist of 52 weeks.
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
Inventory
Inventory consists of merchandise held for sale and is stated at the lower of cost or market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory and freight costs incurred in connection with the delivery of product to our distribution centers and our other locations. Cost is determined using the last-in, first-out ("LIFO") method for all inventories, except for foreign inventories, which are valued using the first-in, first-out ("FIFO") method. Inventories valued at LIFO represented 82% and 84% of total inventories at April 27, 2019 and April 28, 2018, respectively.
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
The accumulated LIFO reserve was $91,342 at April 27, 2019 and $82,105 at April 28, 2018. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.
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
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We have two reporting units as of April 27, 2019; Dental and Animal Health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units. Our indefinite-lived intangible asset is a trade name.
We assess goodwill for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test. In fiscal 2019, we determined it was appropriate to perform a two-step impairment test.
The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, to its fair value. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of goodwill impairment loss to be recorded. The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Patterson conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations. Additionally, in assessing goodwill for impairment, the reasonableness of the implied control premium is considered based on market capitalizations and recent market transactions.
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
In the fourth quarter of fiscal 2019, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2019 fourth quarter as the valuation date, and determined there was no impairment, and that our Dental reporting unit was not at risk of failing step 1. The Animal Health reporting unit has a higher level of sensitivity to impairment as management currently assesses the various estimates and assumptions used to conduct these tests. Adverse changes to one or more of these estimates or assumptions could cause us to recognize a material impairment charge on this reporting unit.
Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of customer relationships, trade names and trademarks. When impairment exists, the related assets are written down to fair value using level 3 inputs, as discussed further in Note 10. In fiscal 2017, we recorded a non-cash impairment charge of $36,312 related to a distribution agreement intangible asset. Refer to Note 4 for more information.

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
Contract Balances
Contract balances represent amounts presented in our consolidated balance sheets when either we have transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets and contract liabilities.
Contract asset balances as of April 27, 2019 and April 28, 2018 were not material. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At April 27, 2019 and April 28, 2018, contract liabilities of $22,004 and $26,166 were reported in other accrued liabilities, respectively. During the fiscal year ended April 27, 2019, we recognized $25,764 of the amount previously deferred at April 28, 2018.
Patterson Advantage Loyalty Program
The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program are recognized as contra-revenue. As of April 27, 2019, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 98.5% of the maximum potential amount that could be redeemed. We recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
Freight and Delivery Charges
Freight and delivery charges are included in cost of sales in the consolidated statements of income and other comprehensive income.
Related Party Transactions
We have interests in a number of entities that are accounted for using the equity method. During fiscal 2019, 2018 and 2017 we made purchases of $87,944, $84,175 and $55,194 from these entities, respectively. During fiscal 2019 and 2018, we recorded net sales of $74,489 and $19,743 to these entities, respectively. No sales to these entities were recorded in fiscal 2017.
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

The income tax expense related to cash flow hedge losses was $620, $938 and $1,057 for fiscal 2019, 2018 and 2017, respectively.
Earnings Per Share ("EPS")
The amount of basic EPS is computed by dividing net income attributable to Patterson by the weighted average number of outstanding common shares during the period. The amount of diluted EPS is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents, when dilutive, during the period.
The following table sets forth the denominator for the computation of basic and diluted EPS. There were no material adjustments to the numerator.

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Denominator for basic EPS – weighted average shares	92,755	92,467	94,897
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	729	627	670
Denominator for diluted EPS – weighted average shares	93,484	93,094	95,567

Potentially dilutive securities representing 1,792, 1,380 and 1,133 shares for fiscal 2019, 2018 and 2017, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases, as well as requires additional qualitative and quantitative disclosures. We are required to adopt ASU 2016-02 in the first quarter of fiscal 2020, with early adoption permitted. We plan to adopt the new guidance in the first quarter of fiscal 2020 on a modified retrospective basis through a cumulative-effect adjustment to the beginning retained earnings in the period of adoption. We plan to elect the transition package of practical expedients provided within the guidance, which would eliminate the requirements to reassess lease identification, lease classification and initial direct costs for leases commenced before the effective date. We also plan to elect not to separate lease from non-lease components and to exclude short-term leases from our consolidated balance sheets.
While we continue to assess all the impacts of adoption, we anticipate recognizing operating lease liabilities of approximately $80,000 to $100,000 based on the present value of the remaining minimum lease commitments using our incremental borrowing rate as of the effective date of adoption. We also expect to record corresponding right of use assets based upon the operating lease liabilities adjusted for prepaid and deferred rents, unamortized initial direct costs, liabilities associated with lease termination costs and impairments of right of use assets recognized to opening retained earnings at the effective date. Additionally, any existing deferred gains on sale-leaseback transactions will be derecognized from our consolidated balance sheet and recognized to opening retained earnings at the effective date.

We are finalizing our assessment of the impact that this guidance will have on our consolidated financial statements, systems, processes and internal controls.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We plan to adopt the new guidance in the first quarter of fiscal 2021. We are currently evaluating the impact of adopting this pronouncement.
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
2. Cash and Cash Equivalents
At April 27, 2019 and April 28, 2018, cash and cash equivalents consisted of the following:

	April 27, 2019	April 28, 2018
Cash on hand	$76,117	$56,334
Money market funds	19,529	6,650
Total	$95,646	$62,984

Cash on hand is generally in interest earning accounts.
3. Receivables Securitization Program
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
Sales of Receivables occur daily and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreement fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000. As of April 27, 2019, $166,000 of the amount available under the Receivables Purchase Agreement was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. The DPP receivable is recorded at fair value within the consolidated balance sheets within prepaid expenses and other current assets. The DPP receivable was $57,238 as of April 27, 2019. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables. We recorded a loss on sale of Receivables within operating expenses in the consolidated statements of income and other comprehensive income during the fiscal year ended April 27, 2019 of $7,622.

4. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for each of our reportable segments for the fiscal year ended April 27, 2019 are as follows:

	Balance at April 28, 2018	Acquisition Activity	Other Activity	Balance at April 27, 2019
Dental	$139,654	$—	$(494)	$139,160
Animal Health	676,323	2,047	(1,304)	677,066
Corporate	—	—	—	—
Total	$815,977	$2,047	$(1,798)	$816,226

Other activity in fiscal 2019 primarily consists of the impact from foreign currency translation.
Balances of other intangible assets, excluding goodwill, are as follows:

	April 27, 2019			April 28, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unamortized - indefinite lived:
Copyrights, trade names and trademarks	$12,300	$—	$12,300	$29,900	$—	$29,900
Amortized - definite lived:
Customer relationships	353,639	113,812	239,827	355,488	91,374	264,114
Trade names and trademarks	133,202	61,435	71,767	129,973	49,545	80,428
Developed technology and other	70,469	43,210	27,259	55,326	40,344	14,982
Total amortized intangible assets	557,310	218,457	338,853	540,787	181,263	359,524
Total identifiable intangible assets	$569,610	$218,457	$351,153	$570,687	$181,263	$389,424

In fiscal 2006, we extended our exclusive North American distribution relationship with Sirona Dental Systems for its CEREC 3D dental restorative system. At that time, we paid a $100,000 distribution fee to extend the existing exclusive relationship for at least a 10-year period beginning in 2007. This distribution fee was accounted for as an intangible asset and began amortizing in 2007. Based on our November 2016 decision not to extend sales exclusivity for the full Sirona portfolio of products, we recorded a pre-tax non-cash impairment charge of $36,312 in our Dental segment in the third quarter fiscal 2017, related to the distribution fee associated with the CEREC product component of this arrangement. This charge was recorded within operating expenses in the consolidated statements of income and other comprehensive income.
In fiscal 2019, $17,600 of indefinite lived assets were reclassified to definite lived assets.
With respect to the amortized intangible assets, future amortization expense is expected to approximate $37,236, $37,135, $36,824, $36,232 and $35,575 for fiscal 2020, 2021, 2022, 2023 and 2024, respectively. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.
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

6. Property and Equipment
Property and equipment consisted of the following items:

	April 27, 2019	April 28, 2018
Land	$11,969	$10,227
Buildings	118,556	104,720
Leasehold improvements	28,359	26,624
Furniture and equipment	175,774	171,197
Computer hardware and software	218,893	211,453
Construction-in-progress (1)	75,860	59,691
Property and equipment, gross	629,411	583,912
Accumulated depreciation	(323,621)	(293,322)
Property and equipment, net	$305,790	$290,590

(1)	Includes $57,006 and $43,026 of unamortized computer software development costs of software to be sold as of April 27, 2019 and April 28, 2018, respectively.
7. Debt
Our long-term debt consists of the following:

		Carrying Value
	Interest Rate	April 27, 2019	April 28, 2018
Senior notes due fiscal 2019 (1)	2.95%	—	60,000
Senior notes due fiscal 2022 (1)	3.59%	165,000	165,000
Senior notes due fiscal 2024 (1)	3.74%	100,000	100,000
Senior notes due fiscal 2025 (2)	3.48%	250,000	250,000
Senior notes due fiscal 2028 (3)	3.79%	150,000	150,000
Term loan due fiscal 2022 (4)	3.73%	87,091	276,633
Less: Deferred debt issuance costs		(2,775)	(3,005)
Total debt		749,316	998,628
Less: Current maturities of long-term debt		(23,975)	(76,598)
Long-term debt		$725,341	$922,030

(1)	Issued in December 2011.

(2)	Issued in March 2015.

(3)	Issued in March 2018.

(4)	Issued in June 2015, amended in January 2017. Interest rate is LIBOR plus 1.25% as of April 27, 2019.

Future principal payments due, based on stated contractual maturities for our long-term debt, are as follows as of April 27, 2019:

Fiscal Year
2020	$23,975
2021	29,508
2022	198,608
2023	—
2024	100,000
Thereafter	400,000
Total	$752,091

In fiscal 2017, we entered into an amended credit agreement ("Amended Credit Agreement"), consisting of a $295,075 term loan and a $750,000 revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500,000. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022.

As of April 27, 2019, $87,091 of the Amended Credit Agreement unsecured term loan was outstanding at an interest rate of 3.73%, and no amount was outstanding under the Amended Credit Agreement revolving line of credit. At April 28, 2018, $276,633 was outstanding under the Amended Credit Agreement unsecured term loan at an interest rate of 3.40%, and $16,000 was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 2.95%.

In March 2018, we issued fixed-rate senior notes with an aggregate principal amount of $150,000, due fiscal 2028. The proceeds were used to repay $150,000 of senior notes that came due in March 2018.

We are subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We were in compliance with the covenants under our debt agreements as of April 27, 2019.
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at April 27, 2019 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 11.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at April 27, 2019 was $100,000.
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
During fiscal 2019, 2018 and 2017, we sold $279,204, $312,699 and $357,965 of contracts under these arrangements, respectively. We recorded net sales in the consolidated statements of income and other comprehensive income of $16,883, $13,347 and $20,580 during fiscal 2019, 2018 and 2017, respectively, related to these contracts sold.
Included in cash and cash equivalents in the consolidated balance sheets are $34,016 and $35,741 as of April 27, 2019 and April 28, 2018, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the consolidated balance sheets are $48,559, net of unearned income of $0, and $46,232, net of unearned income of $8, as of April 27, 2019 and April 28, 2018, respectively, of finance contracts we have not yet sold. A total of $577,246 of finance contracts receivable sold under the arrangements was outstanding at April 27, 2019. The DPP receivable under the arrangements was $121,657 and $150,404 as of April 27, 2019 and April 28, 2018, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at April 27, 2019.
9. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 27, 2019, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2026. We sold an identical interest rate cap to the same bank. As of April 27, 2019, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of December 2025. We sold an identical interest rate cap to the same bank.
These interest rate cap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs.
In March 2008, we entered into two forward starting interest rate swap agreements, each with notional amounts of $100,000 and accounted for as cash flow hedges, to hedge interest rate fluctuations in anticipation of the issuance of the senior notes due fiscal 2015 and fiscal 2018. Upon issuance of the hedged debt, we settled the forward starting interest rate swap agreements and recorded a $1,000 increase, net of income taxes, to other comprehensive income (loss), which was amortized as a reduction to interest expense over the life of the related debt through the fourth quarter of fiscal 2018.
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
In January 2019 and April 2019, we entered into forward interest rate swap agreements with notional amounts of $539,400 and $67,291, respectively, in order to hedge against interest rate fluctuations that impact the amount of net sales we record related to our customer financing contracts. These interest rate swap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs. As of April 27, 2019, the remaining notional amount for these interest rate swap agreements was $553,719, with the latest maturity date in fiscal 2026. Cash payments of $89 were made in fiscal 2019 to settle a portion of our liabilities related to these interest rate swap agreements. These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash provided by operating activities.

The following presents the fair value of derivative instruments included in the consolidated balance sheets:

Derivative type	Classification	April 27, 2019	April 28, 2018
Assets:
Interest rate contracts	Other non-current assets	$380	$1,613
Liabilities:
Interest rate contracts	Other accrued liabilities	1,034	—
Interest rate contracts	Other non-current liabilities	2,160	1,613
Total liability derivatives		$3,194	$1,613

The following tables present the pre-tax effect of derivative instruments on the consolidated statements of income and other comprehensive income ("OCI"):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Fiscal Year Ended
Derivatives in cash flow hedging relationships	Income statement location	April 27, 2019	April 28, 2018	April 29, 2017
Interest rate contracts	Interest expense	$(2,908)	$(2,809)	$(2,802)

		Amount of Gain (Loss) Recognized in Income on Derivative
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Income statement location	April 27, 2019	April 28, 2018	April 29, 2017
Interest rate contracts	Other income, net	$(2,903)	$—	$—

There were no gains or losses recognized in OCI on cash flow hedging derivatives in fiscal 2019, 2018 or 2017.
We recorded no ineffectiveness during fiscal 2019, 2018 or 2017. As of April 27, 2019, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,900, which will be recorded as an increase to interest expense.
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

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	April 27, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,529	$19,529	$—	$—
DPP receivable - receivables securitization program	57,238	—	—	57,238
DPP receivable - customer financing	121,657	—	—	121,657
Derivative instruments	380	—	380	—
Total assets	$198,804	$19,529	$380	$178,895
Liabilities:
Derivative instruments	$3,194	$—	$3,194	$—

	April 28, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,650	$6,650	$—	$—
DPP receivable - receivables securitization program	—	—	—	—
DPP receivable - customer financing	150,404	—	—	150,404
Derivative instruments	1,613	—	1,613	—
Total assets	$158,667	$6,650	$1,613	$150,404
Liabilities:
Derivative instruments	$1,613	$—	$1,613	$—

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
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances, such as when there is evidence of impairment. In fiscal 2017, we recorded a non-cash impairment charge of $36,312 related to a distribution agreement intangible asset. Refer to Note 4 for more information. There were no fair value adjustments to such assets in fiscal 2019 or 2018.
Our debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 27, 2019 and April 28, 2018 was $758,121 and $989,124, respectively, as compared to a carrying value of $749,316 and $998,628 at April 27, 2019 and April 28, 2018, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 27, 2019 and April 28, 2018.

11. Lease Commitments
Patterson leases facilities for its branch office locations, a few distribution facilities, and certain equipment. These leases are accounted for as operating leases. Future minimum rental payments under noncancelable operating leases are as follows at April 27, 2019:

2020	$21,087
2021	17,133
2022	13,487
2023	8,198
2024	4,126
Thereafter	1,476
Total	$65,507

Rent expense was $23,141, $24,425 and $24,502 for fiscal 2019, 2018 and 2017, respectively.
12. Income Taxes
The components of income from continuing operations before taxes are as follows:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Income from continuing operations before taxes
United States	$76,035	$144,278	$217,529
International	30,193	34,985	33,352
Total	$106,228	$179,263	$250,881
Significant components of income tax expense (benefit) are as follows:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Current:
Federal	$(19)	$5,876	$72,339
Foreign	9,207	11,228	9,100
State	3,402	2,243	9,367
Total current expense	12,590	19,347	90,806
Deferred:
Federal	9,709	(45,177)	(11,802)
Foreign	(53)	(743)	(28)
State	1,106	4,862	(1,883)
Total deferred expense (benefit)	10,762	(41,058)	(13,713)
Income tax expense (benefit)	$23,352	$(21,711)	$77,093

U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law. The Tax Act significantly revises the future ongoing U.S. federal corporate income tax by, among other things, lowering the U.S. federal corporate tax rate, implementing a territorial tax system, imposing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on foreign sourced earnings. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. For the fiscal year ended April 27, 2019, we utilized a 21.0% U.S. federal statutory rate. For the fiscal year ended April 28, 2018, we utilized a blended rate of approximately 30.5%.

Effective for the fiscal year ended April 27, 2019, the Tax Act subjects Patterson to tax on global intangible low-taxed income (“GILTI”). We have made an accounting policy election to treat the impacts of GILTI as a period cost in the period incurred.
For the fiscal year ended April 28, 2018, these impacts resulted in a provisional discrete net tax benefit of $76,648, which included provisional amounts of $81,871 of tax benefit on U.S. deferred tax assets and liabilities, $4,006 of tax expense for a one-time transition tax on unremitted foreign earnings and $1,217 in withholding tax paid on current year distributions. During the fiscal year ended April 27, 2019, we completed our accounting for the previously recorded provisional impacts of the Tax Act and recorded additional remeasurement benefit of $2,355 on U.S. deferred tax assets and liabilities and a reduction to the transition tax cost of $331.

While we have completed our accounting for the impacts of the Tax Act, changes in interpretation of the Tax Act, analysis of proposed and final regulations as they are issued, current and additional guidance from the Internal Revenue Service and/or state legislative actions as well as potential changes in accounting standards surrounding income taxes and the Tax Act may result in further, potentially material, changes to these completed computations.

Deferred tax assets and liabilities are included in other non-current assets and deferred income taxes on the consolidated balance sheets. Significant components of our deferred tax assets (liabilities) as of April 27, 2019 and April 28, 2018 are as follows:

	April 27, 2019	April 28, 2018
Deferred tax assets:
Capital accumulation plan	$3,988	$4,862
Inventory related items	4,887	4,407
Bad debt allowance	1,888	1,052
Stock based compensation expense	6,918	6,514
Interest rate swap	4,041	4,712
Foreign tax credit	7,358	8,472
Other	5,053	11,748
Gross deferred tax assets	34,133	41,767
Less: Valuation allowance	(11,237)	(13,830)
Total net deferred tax assets	22,896	27,937
Deferred tax liabilities
LIFO reserve	(24,098)	(19,727)
Amortizable intangibles	(77,126)	(84,778)
Goodwill	(43,903)	(41,635)
Property, plant, equipment	(40,793)	(33,376)
Total deferred tax liabilities	(185,920)	(179,516)
Deferred net long-term income tax liability	$(163,024)	$(151,579)

At April 27, 2019, we had a U.S. foreign tax credit asset that will expire in seven years. In addition, we have deferred tax assets which would give rise to tax capital losses if triggered in the future. These losses would have a five year carryforward period and can only be used against capital gain income. At this time, we believe that it is more likely than not that the foreign tax credit and potential capital loss carryforward attributes totaling $11,237 will not be fully utilized prior to expiration. As a result, a full valuation allowance has been established against these assets.
With regard to unremitted earnings of foreign subsidiaries generated after December 31, 2017, we do not currently provide for U.S. taxes since we intend to reinvest such undistributed earnings indefinitely outside of the United States. We continue to apply ASC 740 based on the provisions of the tax law that were in effect immediately prior to the enactment of the new law.

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Tax at U.S. statutory rate	$22,306	$54,674	$87,807
State tax provision, net of federal benefit	3,492	4,650	5,217
Effect of foreign taxes	2,728	(186)	(2,602)
ESOP	(2,465)	(4,036)	(4,198)
Other permanent differences	1,074	(728)	(2,663)
Tax on dividends, net of foreign tax credit	—	—	(2,406)
Tax reform	(2,686)	(76,648)	—
Other	(1,097)	563	(4,062)
Income tax expense (benefit)	$23,352	$(21,711)	$77,093

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
As of April 27, 2019 and April 28, 2018, Patterson’s gross unrecognized tax benefits were $13,035 and $14,227, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $2,225 and $2,418, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other non-current liabilities on the consolidated balance sheets.
A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended April 27, 2019 and April 28, 2018 is shown below:

	April 27, 2019	April 28, 2018
Balance at beginning of period	$14,227	$14,211
Additions for tax positions related to the current year	972	1,713
Additions for tax positions of prior years	50	232
Reductions for tax positions of prior years	(228)	(475)
Statute expirations	(1,984)	(1,284)
Settlements	(2)	(170)
Balance at end of period	$13,035	$14,227

We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 27, 2019 and April 28, 2018, we had recorded $1,926 and $1,764, respectively, for interest and penalties. These amounts are also included in other non-current liabilities on the consolidated balance sheets. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 27, 2019, we recorded as part of tax expense $429 related to an increase in our estimated liability for interest and penalties.
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
13. Technology Partner Innovations, LLC
In the first quarter of fiscal 2019, we entered into an agreement with Cure Partners to form Technology Partner Innovations, LLC (TPI), which is launching a new cloud-based practice management software, NaVetor. Patterson and

Cure Partners each contributed net assets of $4,000 to form TPI. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the fiscal year ended April 27, 2019, net loss attributable to the noncontrolling interest was $752, resulting in noncontrolling interests of $3,248 on the consolidated balance sheets at April 27, 2019.
14. Segment and Geographic Data
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment and software, turnkey digital solutions and value-added services to dentists, dental laboratories, institutions, and other healthcare professionals throughout North America. Animal Health is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results. Corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment and long-term receivables. We evaluate segment performance based on operating income. The costs to operate the fulfillment centers are allocated to the business units based on the through-put of the unit.
The following tables present information about our reportable segments:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Consolidated net sales
United States	$4,638,184	$4,537,326	$4,725,322
United Kingdom	597,953	583,057	547,968
Canada	338,386	345,300	319,837
Total	$5,574,523	$5,465,683	$5,593,127
Dental net sales
United States	$1,989,875	$1,985,398	$2,185,341
Canada	201,915	210,680	204,878
Total	$2,191,790	$2,196,078	$2,390,219
Animal Health net sales
United States	$2,620,104	$2,524,887	$2,496,899
United Kingdom	597,953	583,057	547,968
Canada	136,471	134,620	114,959
Total	$3,354,528	$3,242,564	$3,159,826
Corporate net sales
United States	$28,205	$27,041	$43,082
Total	$28,205	$27,041	$43,082

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Consolidated net sales
Consumable	$4,482,016	$4,415,643	$4,400,888
Equipment and software	753,805	709,253	834,526
Other	338,702	340,787	357,713
Total	$5,574,523	$5,465,683	$5,593,127
Dental net sales
Consumable	$1,214,814	$1,251,642	$1,321,764
Equipment and software	694,864	660,355	780,868
Other	282,112	284,081	287,587
Total	$2,191,790	$2,196,078	$2,390,219
Animal Health net sales
Consumable	$3,267,202	$3,164,001	$3,079,124
Equipment and software	58,941	48,898	53,658
Other	28,385	29,665	27,044
Total	$3,354,528	$3,242,564	$3,159,826
Corporate net sales
Other	$28,205	$27,041	$43,082
Total	$28,205	$27,041	$43,082

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Operating income (loss) from continuing operations
Dental	$179,236	$229,201	$263,671
Animal Health	81,472	78,058	88,132
Corporate	(122,992)	(87,370)	(63,875)
Consolidated operating income from continuing operations	$137,716	$219,889	$287,928

Depreciation and amortization
Dental	$8,792	$7,435	$11,840
Animal Health	49,362	50,892	50,144
Corporate	24,619	25,489	21,834
Consolidated depreciation and amortization	$82,773	$83,816	$83,818

	April 27, 2019	April 28, 2018
Property and equipment, net
United States	$295,381	$278,508
United Kingdom	1,976	1,773
Canada	8,433	10,309
Total	$305,790	$290,590

	April 27, 2019	April 28, 2018
Total assets
Dental	$641,721	$853,555
Animal Health	2,156,723	2,128,800
Corporate	470,825	489,309
Total assets	$3,269,269	$3,471,664

15. Stockholders’ Equity
Dividends
The following table presents our declared and paid cash dividends per share on our common stock for the past three years. Dividends were declared and paid in the same period. We expect to continue paying a quarterly cash dividend into the foreseeable future.

	Quarter
Fiscal year	1	2	3	4
2019	$0.26	$0.26	$0.26	$0.26
2018	0.26	0.26	0.26	0.26
2017	0.24	0.24	0.24	0.26

Share Repurchases
During fiscal 2019, we had no repurchases of shares of our common stock. During fiscal 2018, we repurchased and retired 2,147 shares of our common stock for $87,500, or an average of $40.75 per share. During fiscal 2017, we repurchased and retired 2,855 shares of our common stock for $125,384, or an average of $43.91 per share.
On March 13, 2018, the Board of Directors authorized a $500,000 share repurchase program through March 13, 2021. As of April 27, 2019, $500,000 remains available under the current repurchase authorization.
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
At April 27, 2019, a total of 9,387 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $205,018. Related to the shares from the Thompson transaction, committed-to-be-released shares were 17 and suspense shares were 394. Finally, with respect to the 2006 note, committed-to-be-released shares were 585 and suspense shares were 697.
Unearned ESOP shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. During fiscal 2019, 2018 and 2017, the compensation expense recognized related to the ESOP was $13,740, $18,132 and $1,315, respectively.
We anticipate the allocation of the remaining suspense, or unearned, shares to occur over a period of less than 5 years. As of April 27, 2019, the fair value of all unearned shares held by the ESOP was $23,907. We will recognize an income tax deduction as the unearned ESOP shares are released. Such deductions will be limited to the ESOP’s original cost to acquire the shares.
Dividends on allocated shares are passed through to the ESOP participants. Dividends on unallocated shares are used by the ESOP to make debt service payments on the notes due to Patterson.
16. Stock-based Compensation
The consolidated statements of income and other comprehensive income for fiscal 2019, 2018 and 2017 include pre-tax (after-tax) stock-based compensation expense of $19,685 ($15,588), $18,400 ($13,037) and $17,710 ($11,910). Pre-tax expense is included in operating expenses within the consolidated statements of income and other comprehensive income.
As of April 27, 2019, the total unrecognized compensation cost related to non-vested awards was $27,998, and it is expected to be recognized over a weighted average period of approximately 1.6 years.
2015 Omnibus Incentive Plan
In September 2015, our shareholders approved the 2015 Omnibus Incentive Plan ("Incentive Plan"), which was amended and restated in September 2018. The aggregate number of shares of common stock that may be issued is 11,500. The Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, non-employee director awards, cash-based awards and other stock-based awards. We issue new shares for stock option exercises, restricted stock award grants and also for vesting of restricted stock units and performance stock units. Awards that expire or are canceled without delivery of shares generally become available for reissuance under the plan.
At April 27, 2019, there were 7,556 shares available for awards under the Incentive Plan.
As a result of the approval of the Incentive Plan, awards are no longer granted under any prior equity incentive plan, but all outstanding awards previously granted under such prior plans will remain outstanding and subject to the terms of such prior plans. At April 27, 2019, there were 796 shares outstanding under prior plans.
Inducement Awards
On June 29, 2018, we issued a combination of non-statutory stock options and restricted stock units outside our Incentive Plan to our Chief Financial Officer. The stock option covers 99 shares of our common stock, has an exercise price of $22.67 per share, and has a 10-year term. Such award will vest, assuming continued employment, to the extent of one-third of the award on the first anniversary of the date of grant, one-third of the award on the second anniversary of the date of grant, and the remaining one-third of the award on the third anniversary of the date of grant. The restricted stock unit award covers 31 shares of our common stock. Such award will vest, assuming continued

employment, to the extent of 50% of the award on the first anniversary of the date of grant and the remaining 50% of the award on the second anniversary of the date of grant.
On December 1, 2017, we issued a restricted stock unit award outside our Incentive Plan to our Chief Executive Officer. The award covers 56 shares of common stock and will vest, assuming continued employment, to the extent of 50% of the award on the first anniversary of the date of grant and the remaining 50% of the award on the second anniversary of the date of grant.
Stock Option Awards
Stock options granted to employees expire no later than ten years after the date of grant. Awards typically vest over three or five years.
The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Expected dividend yield	4.5%	2.2%	2.0%
Expected stock price volatility	24.6%	21.6%	21.2%
Risk-free interest rate	2.9%	1.9%	1.2%
Expected life (years)	6.2	6.6	6.6
Weighted average grant date fair value per share	$3.66	$8.18	$8.32

The following is a summary of stock option activity:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 28, 2018	1,206	$50.82
Granted	621	23.40
Exercised	(1)	19.85
Canceled	(270)	50.41
Balance as of April 27, 2019	1,556	$39.96	$—
Vested or expected to vest as of April 27, 2019	1,418	$38.84	$—
Exercisable as of April 27, 2019	282	$49.05	$—

The weighted average remaining contractual lives of options outstanding and options exercisable as of April 27, 2019 were 7.5 and 5.7 years, respectively.
Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $2, $13 and $0, respectively, in fiscal 2019; $88, $324 and $3, respectively, in fiscal 2018; and $266, $958 and $36, respectively, in fiscal 2017.
Restricted Stock
Restricted stock awards and restricted stock units granted to employees generally vest over a three, five or seven year period. Certain restricted stock awards, which are held by branch managers, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. Restricted stock awards are also granted to non-employee directors annually and vest over one year. The grant date fair value of restricted stock awards and restricted stock units is based on the closing stock price on the day of the grant. The total fair value of restricted stock awards and restricted stock units that vested in fiscal 2019, 2018 and 2017 was $5,683, $6,939 and $8,528, respectively.

The following is a summary of restricted stock award activity:

	Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 28, 2018	304	$40.13
Granted	37	24.83
Vested	(133)	38.61
Forfeitures	(41)	41.10
Outstanding at April 27, 2019	167	$37.91
The following is a summary of restricted stock unit activity:

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 28, 2018	541	$45.74
Granted	773	23.27
Vested	(111)	43.71
Forfeitures	(78)	38.85
Outstanding at April 27, 2019	1,125	$30.97

Performance Unit Awards
In fiscal 2019, we granted performance unit awards which are earned at the end of a three year period if certain operating goals are met. Accordingly, we recognize expense over the requisite service period based on the outcome that is probable for these awards. In fiscal 2018, 2017 and 2016, we granted performance unit awards with a market-based condition to certain executives. The number of shares to be received at vesting will range from 0% - 200% of the target number of stock units based on Patterson's total shareholder return ("TSR") relative to the performance of companies in the S&P Midcap 400 Index measured over a three year period. We estimate the grant date fair value of the TSR awards using the Monte Carlo valuation model. No performance unit awards vested in fiscal 2019, 2018 or 2017.
The following is a summary of performance unit award activity at target:

	Performance Unit Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 28, 2018	236	$51.66
Granted	142	22.63
Vested	—	—
Forfeitures and cancellations	(93)	50.22
Outstanding at April 27, 2019	285	$34.86

Employee Stock Purchase Plan ("ESPP")
We sponsor an ESPP under which a total of 6,750 shares have been reserved for purchase by employees. Eligible employees may purchase shares at 85% of the lower of the fair market value of our common stock on the beginning of the annual offering period, or on the end of each quarterly purchase period, which occur on March 31, June 30, September 30 and December 31. The offering periods begin on January 1 of each calendar year and end on December 31 of each calendar year. At April 27, 2019, there were 289 shares available for purchase under the ESPP.

We estimate the grant date fair value of shares purchased under our ESPP using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	April 27, 2019	April 28, 2018	April 29, 2017
Expected dividend yield	5.2%	2.8%	2.3%
Expected stock price volatility	38.6%	28.1%	32.9%
Risk-free interest rate	2.5%	1.7%	0.7%
Expected life (years)	0.6	0.6	0.6
Weighted average grant date fair value per share	$5.21	$8.73	$10.33

Capital Accumulation Plan ("CAP")
We also sponsored an employee CAP. A total of 6,000 shares of common stock were reserved for issuance under the CAP. Key employees of Patterson were eligible to participate by purchasing common stock through payroll deductions at 75% of the price of the common stock at the beginning of or the end of the calendar year, whichever was lower. The shares issued are restricted stock and are held in the custody of Patterson until the restrictions lapse. The restriction period is typically three years from the beginning of the plan year, and shares are subject to forfeiture provisions.
Effective September 5, 2018, our Board of Directors took the following irrevocable actions with respect to our CAP:  (1) it immediately reduced the number of shares available for purchase under the CAP by 1,500, and (2) it terminated the CAP for new participants, effective January 1, 2019. At April 27, 2019, 235 shares were available for purchase under the CAP.
We estimated the grant date fair value of shares purchased under our CAP using the Black-Scholes option pricing valuation model with the following weighted average assumptions. No CAP shares were granted in the fiscal year ended April 27, 2019:

	April 28, 2018	April 29, 2017
Expected dividend yield	2.8%	2.3%
Expected stock price volatility	24.4%	28.3%
Risk-free interest rate	1.8%	0.9%
Expected life (years)	1.0	1.0
Weighted average grant date fair value per share	$12.98	$15.21

17. Litigation
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-CV-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. In June 2017, Henry Schein settled with SourceOne and was dismissed from this litigation with prejudice. We are vigorously defending ourselves in this litigation. Trial is scheduled to begin on September 16, 2019. We do not anticipate that this matter will have a material adverse effect on our financial statements.
Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all private dental practices and laboratories who purchased dental supplies or equipment in the U.S. directly from any of the defendants, during the period beginning August 31, 2008 until March 31, 2016. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a class-wide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco and Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. In September 2018, we signed an agreement to settle the litigation. Under the terms of the settlement, we paid $28,263 into escrow upon preliminary court approval. Such funds are to be released to the settlement fund administrator upon final court approval of the settlement, which was granted at the fairness hearing held on June 24, 2019. We recorded a pre-tax reserve of $28,263 in our first quarter 2019 results in our Corporate segment to account for the settlement of this matter.
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the United States Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanded the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral arguments on May 1, 2019. A decision is pending. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed dismissal of all of IQ Dental's claims but reversed the District Court on dismissal of IQ Dental's direct boycott claims. The case was remanded to the District Court to proceed in accordance with that opinion. The court’s decision is pending. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. We are vigorously defending ourselves against the administrative complaint. The hearing in front of an Administrative Law Judge of the FTC in Washington, D.C. began on October 16, 2018. The factual record closed on February 21, 2019 and post-trial briefing ended on June 6, 2019. We do not anticipate this matter will have a material adverse effect on our financial statements.
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-CV-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act.  Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs.  On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs.  While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received, and responded to, requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia informed us that our subsidiary, Animal Health International, Inc., has been designated a target of a criminal investigation. The investigation originally related to Animal Health International sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal and state laws. After being contacted by the U.S. Attorney's office, Patterson retained outside legal counsel and began an internal investigation which remains ongoing. Since that time, we have produced documents both responsive to grand jury subpoenas and voluntarily. In December 2018, as a result of our ongoing internal investigation, we voluntarily advised the U.S. Attorney’s Office of Animal Health International shipments of prescription animal health products that were made from a warehouse rather than a pharmacy to customers in the states of Virginia and Tennessee. Thereafter, as part of our ongoing internal investigation, we conducted a comprehensive review of Animal Health International’s distribution and licensing practices across all 50 U.S. states. That review identified compliance issues in additional states, which we voluntarily disclosed to the U.S. Attorney’s Office in April 2019. Our Board of Directors also has established a special investigation committee to oversee and continue the investigation, to review our licensing, dispensing, distribution and related sales practices company-wide, and to report on its findings to the Board and to the U.S. Attorney’s Office. As a result of the ongoing internal investigation, we have modified our licensing, dispensing, distribution and related sales processes and are continuing to evaluate the need for further modification. We continue to cooperate with the U.S. Attorney’s Office and have agreed to extend the existing tolling agreement. At this time, we are unable to make an estimate of the amount of loss, or range of possible loss, that we could incur as a result of the foregoing matter. This matter may divert management’s attention and cause us to suffer reputational harm. We also may be subject to fines or penalties, equitable remedies (including but not limited to the revocation of or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
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
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the United States District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB).  Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors. Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412,800 of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act.  Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
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
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation, MDL No. 2804 (the “MDL”), is pending in the U.S. District Court for the Northern District of Ohio. On July 12, 2018, Bon Secours Health System, Inc., Bon Secours- Richmond Community Hospital, Incorporated, Bon Secours DePaul Medical Center, Inc., Bon Secours- Memorial Regional Medical Center, Inc., Bon Secours- St. Francis Medical Center, Inc., Bon Secours- St. Mary’s Hospital of Richmond, Inc., Bon Secours- Virginia Healthsource, Inc., Chesapeake Hospital Corporation, Mary Immaculate Hospital, Incorporated and Maryview Hospital (collectively, the “MDL Plaintiffs”) filed a complaint in the MDL against 26 manufacturers and wholesale distributors of prescription opiates (the “MDL Defendants”) alleging that the MDL Defendants improperly marketed, sold or distributed prescription opiates. The MDL Plaintiffs’ complaint alleges violations of federal RICO statutes, violations of the Virginia Consumer Protections Act, negligence, negligence per se, wantonness, recklessness, and gross negligence, fraud and public nuisance. The MDL Plaintiffs seek injunctive relief, the imposition of civil penalties, monetary damages, punitive damages, pre- and post-judgment interest and attorneys’ fees and costs. Neither Patterson nor any of its subsidiaries were named as MDL Defendants in the original complaint. On March 15, 2019, the MDL Plaintiffs amended and supplemented their complaint to assert violations of federal RICO statutes against 67 manufacturers and wholesale distributors of prescription opiates (the “Amended MDL Defendants”). Two of Patterson’s subsidiaries, Patterson Logistics Services, Inc. and Patterson Veterinary Supply, Inc., are named as Amended MDL Defendants. The MDL Plaintiffs allege that the Amended MDL Defendants “breached their legal duties under federal law to monitor, detect, investigate, refuse and report suspicious orders of prescription opiates.” While the outcome of litigation is inherently uncertain, we believe that the MDL Plaintiffs’ claims against Patterson Logistics Services, Inc. and Patterson Veterinary Supply, Inc. are without merit, and we intend to vigorously defend ourselves in this litigation.
While management currently believes that resolving the foregoing matters, individually or in the aggregate, will not have a material adverse effect on our financial statements, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future.  Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business.  There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.
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

	Quarter Ended
	April 27, 2019	January 26, 2019	October 27, 2018	July 28, 2018 (1)
Net sales	$1,436,706	$1,396,745	$1,404,752	$1,336,320
Gross profit	312,527	299,509	295,076	283,663
Operating income from continuing operations	46,623	45,363	41,216	4,514
Net income (loss) from continuing operations	27,685	31,054	28,646	(4,509)
Net loss from discontinued operations	—	—	—	—
Net income (loss)	27,685	31,054	28,646	(4,509)
Net loss attributable to noncontrolling interests	(305)	(171)	(223)	(53)
Net income (loss) attributable to Patterson Companies, Inc.	$27,990	$31,225	$28,869	$(4,456)
Basic earnings (loss) per share attributable to Patterson Companies, Inc.:
Continuing operations	$0.30	$0.34	$0.31	$(0.05)
Discontinued operations	—	—	—	—
Net basic earnings (loss) per share	$0.30	$0.34	$0.31	$(0.05)
Diluted earnings (loss) per share attributable to Patterson Companies, Inc.:
Continuing operations	$0.30	$0.33	$0.31	$(0.05)
Discontinued operations	—	—	—	—
Net diluted earnings (loss) per share	$0.30	$0.33	$0.31	$(0.05)

	Quarter Ended
	April 28, 2018	January 27, 2018 (2)	October 28, 2017	July 29, 2017
Net sales	$1,400,609	$1,375,222	$1,385,737	$1,304,115
Gross profit	289,839	294,736	315,743	299,048
Operating income from continuing operations	41,251	50,046	71,759	56,833
Net income (loss) from continuing operations	20,928	108,955	40,244	30,847
Net loss from discontinued operations	—	—	—	—
Net income (loss)	20,928	108,955	40,244	30,847
Net loss attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Patterson Companies, Inc.	$20,928	$108,955	$40,244	$30,847
Basic earnings (loss) per share attributable to Patterson Companies, Inc.:
Continuing operations	$0.23	$1.18	$0.43	$0.33
Discontinued operations	—	—	—	—
Net basic earnings (loss) per share	$0.23	$1.18	$0.43	$0.33
Diluted earnings (loss) per share attributable to Patterson Companies, Inc.:
Continuing operations	$0.23	$1.18	$0.43	$0.33
Discontinued operations	—	—	—	—
Net diluted earnings (loss) per share	$0.23	$1.18	$0.43	$0.33

(1)	In the first quarter of fiscal 2019, we recorded a pre-tax charge of $28,263 related to a litigation settlement. See Note 17 to the Consolidated Financial Statements for additional information.

(2)
In the third quarter of fiscal 2018, the Tax Act was enacted by the U.S. government. During this quarter, we recorded a provisional discrete net tax benefit of $77,256 within net income from continuing operations. See Note 12 to the Consolidated Financial Statements for additional information.

19. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of April 27, 2019:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 28, 2018	$(13,118)	$(61,856)	$(74,974)
Other comprehensive loss before reclassifications	—	(15,583)	(15,583)
Amounts reclassified from AOCL	2,288	—	2,288
AOCL at April 27, 2019	$(10,830)	$(77,439)	$(88,269)

The amounts reclassified from AOCL during fiscal 2019 represent gains and losses on cash flow hedges, net of taxes of $620. The impact to the consolidated statements of income and other comprehensive income was an increase to interest expense of $2,908.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 27, 2019. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Patterson Companies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of April 27, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 27, 2019. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

/s/ Mark S. Walchirk
President and Chief Executive Officer

/s/ Donald J. Zurbay
Chief Financial Officer and Treasurer
The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
9B. OTHER INFORMATION
A Current Report on Form 8-K triggering event occurred within four business days before the filing of this Annual Report on Form 10-K. We are satisfying our obligations under Form 8-K by including the required disclosure in response to this Item 9B.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(b) On June 25, 2019, James W. Wiltz, who has been a member of the Board of Directors of Patterson Companies, Inc. since 2001, provided notice that he will continue to serve as a director until the 2019 annual meeting of shareholders, but he does not plan to stand for re-election.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 16, 2019 (the “2019 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Information About Our Executive Officers.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in the 2019 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2019 Proxy Statement and such information is incorporated by reference herein.
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
Item 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the 2019 Proxy Statement. Information regarding director compensation is incorporated herein by reference to the information set forth under the caption “Non-Employee Director Compensation” in the 2019 Proxy Statement. Information regarding the compensation committee and its report is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees - Committee Responsibilities - Our Compensation Committee and Its Report” in the 2019 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2019 Proxy Statement. Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2019 Proxy Statement. Information regarding director independence is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees” in the 2019 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accounting fees and services and pre-approval policies and procedures is incorporated herein by reference to the information set forth under the caption “Proposal No. 4 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2019 Proxy Statement.

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
3. Exhibits.

Exhibit	Document Description

3.1	Restated Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed December 13, 2013 (File No. 000-20572)).

4.1	Specimen form of Common Stock Certificate (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

10.1	Patterson Companies, Inc. Fiscal 2019 Incentive Plan (filed herewith).**

10.2	Patterson Companies, Inc. Fiscal 2018 Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 27, 2018 (File No. 000-20572)).**

10.3	Patterson Companies, Inc. Fiscal 2017 Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 28, 2017 (File No. 000-20572)).**

10.4	Patterson Companies Amended and Restated Capital Accumulation Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed December 6, 2018 (File No. 000-20572)).**

10.5	2001 Non-Employee Director Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K, filed July 25, 2002 (File No. 000-20572)).**

10.6	Patterson Companies, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement, filed August 7, 2012 (File No. 000-20572)).**

10.7	Amendment No. 1 to Patterson Companies, Inc. Employee Stock Purchase Plan, dated September 12, 2016 (filed herewith).**

10.8
Patterson Dental Company Amended and Restated Employee Stock Ownership Plan, effective May 1, 2001 (incorporated by reference to our Annual Report on Form 10-K, filed July 25, 2002 (File No. 000-20572)).**

10.9	Stock Option Plan for Canadian Employees, effective June 13, 2000 (incorporated by reference to our Quarterly Report on Form 10-Q, filed March 11, 2003 (File No. 000-20572)).**

10.10	Deferred Profit Sharing Plan for the Employees of Patterson Dental Canada Inc. (incorporated by reference to our Definitive Proxy Statement, filed July 28, 2008 (File No. 000-20572)).**

10.11	Patterson Companies, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement, filed August 7, 2012 (File No. 000-20572)).**

10.12	Patterson Companies, Inc. 2014 Sharesave Plan (incorporated by reference to our Definitive Proxy Statement, filed August 5, 2014 (File No. 000-20572)).**

10.13
Patterson Companies, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to our Definitive Schedule 14A (Proxy Statement), filed August 6, 2018 (File No. 000-20572)).**

10.14	ESOP Loan Agreement dated April 1, 2002 (incorporated by reference to our Annual Report on Form 10-K, filed July 24, 2003 (File No. 000-20572)).

10.15
Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company (incorporated by reference to our Annual Report on Form 10-K, filed July 24, 2003 (File No. 000-20572)).

10.16	ESOP Loan Agreement dated September 11, 2006 (incorporated by reference to our Current Report on Form 8-K, filed September 12, 2006 (File No. 000-20572)).

10.17	ESOP Note dated September 11, 2006 (incorporated by reference to our Current Report on Form 8-K, filed September 12, 2006 (File No. 000-20572)).

10.18
Note Purchase Agreement dated March 19, 2008 among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and Webster Management, LP (incorporated by reference to our Current Report on Form 8-K, filed March 24, 2008 (File No. 000-20572)).

10.19
Note Purchase Agreement, dated December 8, 2011, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Webster Management, LP (incorporated by reference to our Current Report on Form 8-K, filed December 12, 2011 (File No. 000-20572)).

10.20
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

10.22
Receivables Sale Agreement, dated as May 10, 2002, by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and PDC Funding Company, LLC, conformed through Amendment No. 4, dated as of October 9, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q, filed March 6, 2019 (File No. 000-20572)).

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

10.27
Employment Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated October 23, 2017 (incorporated by reference to our Current Report on Form 8-K, filed October 24, 2017 (File No. 000-20572)).**

10.28
Inducement RSU Award Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated December 1, 2017 (incorporated by reference to our Annual Report on Form 10-K, filed June 27, 2018 (File No. 000-20572)).**

10.29
Transition Agreement by and between Patterson Companies, Inc. and Ann B. Gugino, dated March 1, 2018 (incorporated by reference to our Current Report on Form 8-K, filed March 1, 2018 (File No. 000-20572)).**

10.30
Note Purchase Agreement, dated as of March 29, 2018, among Patterson Companies, Inc., and certain of its named subsidiaries as borrowers, and various private lenders (incorporated by reference to our Current Report on Form 8-K, filed March 29, 2018 (File No. 000-20572)).

10.31
Amendment No. 1 to Transition Agreement by and between Patterson Companies, Inc. and Ann B. Gugino, dated April 11, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed June 27, 2018 (File No. 000-20572)).**

10.32
Separation Agreement by and between Patterson Companies, Inc. and Ann B. Gugino, dated May 25, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed June 27, 2018 (File No. 000-20572)).**

10.33
Transition Agreement by and between Patterson Companies, Inc. and Scott P. Anderson, dated June 1, 2017 (incorporated by reference to our Current Report on Form 8-K, filed June 1, 2017 (File No. 000-20572)).**

10.34
Offer Letter by and between Patterson Companies, Inc. and Donald J. Zurbay, effective May 17, 2018 (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.35
Form of Inducement, Severance & Change in Control Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.36
Form of Inducement Non Statutory Stock Option Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.37	Form of Inducement RSU Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.38
Restrictive Covenants, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Kevin M. Pohlman, dated June 11, 2018 (incorporated by reference to our Current Report on Form 8-K, filed June 12, 2018 (File No. 000-20572)).**

10.39
Restrictive Covenants, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Les B. Korsh, dated June 11, 2018 (incorporated by reference to our Current Report on Form 8-K, filed June 12, 2018 (File No. 000-20572)).**

10.40	Inducement, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Andrea Frohning, dated May 21, 2018 (filed herewith).**

10.41	Inducement, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Eric Shirley, dated February 4, 2019 (filed herewith).**

10.42
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

101
(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets, (ii) the consolidated statements of income and other comprehensive income, (iii) the consolidated statements of changes in stockholders’ equity, (iv) the consolidated statements of cash flows and (v) the notes to the consolidated financial statements.(*)

(*)
The iXBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

**	Indicates management contract or compensatory plan or agreement.

(b) See Index to Exhibits.
(c) See Schedule II.
Item 16. Form 10-K Summary.

None.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
PATTERSON COMPANIES, INC.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended April 27, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$9,537	$7,333	$—	$10,098	$6,772
LIFO inventory adjustment	$82,105	$9,237	$—	$—	$91,342
Inventory obsolescence reserve	5,376	30,995	—	26,272	10,099
Total inventory reserve	$87,481	$40,232	$—	$26,272	$101,441
Year ended April 28, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$9,342	$6,280	$—	$6,085	$9,537
LIFO inventory adjustment	$77,816	$4,289	$—	$—	$82,105
Inventory obsolescence reserve	5,621	22,919	—	23,164	5,376
Total inventory reserve	$83,437	$27,208	$—	$23,164	$87,481
Year ended April 29, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$12,008	$1,825	$—	$4,491	$9,342
LIFO inventory adjustment	$76,501	$1,315	$—	$—	$77,816
Inventory obsolescence reserve	6,621	18,026	—	19,026	5,621
Total inventory reserve	$83,122	$19,341	$—	$19,026	$83,437

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.
Dated:	June 26, 2019	By	/s/ Mark S. Walchirk
Mark S. Walchirk
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Mark S. Walchirk	President and Chief Executive Officer, Director (Principal Executive Officer)	June 26, 2019
Mark S. Walchirk

/s/ Donald J. Zurbay	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 26, 2019
Donald J. Zurbay

/s/ John D. Buck	Chairman of the Board	June 26, 2019
John D. Buck

/s/ Alex N. Blanco	Director	June 26, 2019
Alex N. Blanco

/s/ Jody H. Feragen	Director	June 26, 2019
Jody H. Feragen

/s/ Robert C. Frenzel	Director	June 26, 2019
Robert C. Frenzel

/s/ Francis J. Malecha	Director	June 26, 2019
Francis J. Malecha

/s/ Ellen A. Rudnick	Director	June 26, 2019
Ellen A. Rudnick

/s/ Neil A. Schrimsher	Director	June 26, 2019
Neil A. Schrimsher

/s/ James W. Wiltz	Director	June 26, 2019
James W. Wiltz