Form 10-Q
period 2019-07-27
PATTERSON COMPANIES, INC.
filed 2019-09-04
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 27, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-20572
 __________________________________________________________
PATTERSON COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)
 ____________________________________________________________

Minnesota		41-0886515
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)
1031 Mendota Heights Road
St. Paul	Minnesota	55120
(Address of Principal Executive Offices)		(Zip Code)
(651) 686-1600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $.01	PDCO	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 29, 2019, there were 95,552,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 27, 2019	April 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$109,781	$95,646
Receivables, net of allowance for doubtful accounts	502,662	582,094
Inventory	809,643	761,018
Prepaid expenses and other current assets	160,578	165,605
Total current assets	1,582,664	1,604,363
Property and equipment, net	305,443	305,790
Operating lease right-of-use assets	85,739	—
Long-term receivables, net	102,207	113,081
Goodwill	815,450	816,226
Identifiable intangibles, net	341,075	351,153
Other non-current assets	117,044	78,656
Total assets	$3,349,622	$3,269,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$625,435	$648,418
Accrued payroll expense	44,656	73,665
Other accrued liabilities	146,730	129,654
Operating lease liabilities	31,587	—
Current maturities of long-term debt	25,819	23,975
Total current liabilities	874,227	875,712
Long-term debt	718,145	725,341
Non-current operating lease liabilities	56,026	—
Other non-current liabilities	197,847	187,709
Total liabilities	1,846,245	1,788,762
Stockholders’ equity:
Common stock, $.01 par value: 600,000 shares authorized; 95,470 and 95,272 shares issued and outstanding	955	953
Additional paid-in capital	132,723	131,460
Accumulated other comprehensive loss	(94,221)	(88,269)
Retained earnings	1,492,836	1,483,496
Unearned ESOP shares	(31,929)	(50,381)
Total Patterson Companies, Inc. stockholders' equity	1,500,364	1,477,259
Noncontrolling interests	3,013	3,248
Total stockholders’ equity	1,503,377	1,480,507
Total liabilities and stockholders’ equity	$3,349,622	$3,269,269
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 27, 2019	July 28, 2018
Net sales	$1,328,651	$1,336,320
Cost of sales	1,038,597	1,052,657
Gross profit	290,054	283,663
Operating expenses	273,380	279,149
Operating income	16,674	4,514
Other income (expense):
Other income, net	31,917	1,253
Interest expense	(8,690)	(11,221)
Income (loss) before taxes	39,901	(5,454)
Income tax expense (benefit)	10,094	(945)
Net income (loss)	29,807	(4,509)
Net loss attributable to noncontrolling interests	(235)	(53)
Net income (loss) attributable to Patterson Companies, Inc.	$30,042	$(4,456)
Earnings (loss) per share attributable to Patterson Companies, Inc.:
Basic	$0.32	$(0.05)
Diluted	$0.32	$(0.05)
Weighted average shares:
Basic	93,795	92,529
Diluted	94,623	92,529
Dividends declared per common share	$0.26	$0.26
Comprehensive income (loss):
Net income (loss)	$29,807	$(4,509)
Foreign currency translation loss	(3,799)	(9,320)
Cash flow hedges, net of tax	554	549
Comprehensive income (loss)	$26,562	$(13,280)
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 28, 2018	94,756	$948	$103,776	$(74,974)	$1,497,766	$(65,726)	$—	$1,461,790
Foreign currency translation	—	—	—	(9,320)	—	—	—	(9,320)
Cash flow hedges	—	—	—	549	—	—	—	549
Net income (loss)	—	—	—	—	(4,456)	—	(53)	(4,509)
Dividends declared	—	—	—	—	(24,327)	—	—	(24,327)
Common stock issued and related tax benefits	90	1	1,676	—	—	—	—	1,677
Stock based compensation	—	—	3,232	—	—	—	—	3,232
ESOP activity	—	—	—	—	—	14,004	—	14,004
Increase from asset acquisition	—	—	—	—	—	—	4,000	4,000
Balance at July 28, 2018	94,846	949	108,684	(83,745)	1,468,983	(51,722)	3,947	1,447,096
Foreign currency translation	—	—	—	(3,540)	—	—	—	(3,540)
Cash flow hedges	—	—	—	552	—	—	—	552
Net income (loss)	—	—	—	—	28,869	—	(223)	28,646
Dividends declared	—	—	—	—	(24,495)	—	—	(24,495)
Common stock issued and related tax benefits	104	1	1,034	—	—	—	—	1,035
Stock based compensation	—	—	6,394	—	—	—	—	6,394
Balance at October 27, 2018	94,950	950	116,112	(86,733)	1,473,357	(51,722)	3,724	1,455,688
Foreign currency translation	—	—	—	3,184	—	—	—	3,184
Cash flow hedges	—	—	—	548	—	—	—	548
Net income (loss)	—	—	—	—	31,225	—	(171)	31,054
Dividends declared	—	—	—	—	(24,528)	—	—	(24,528)
Common stock issued and related tax benefits	214	2	2,193	—	—	—	—	2,195
Stock based compensation	—	—	4,556	—	—	—	—	4,556
Balance at January 26, 2019	95,164	952	122,861	(83,001)	1,480,054	(51,722)	3,553	1,472,697
Foreign currency translation	—	—	—	(5,907)	—	—	—	(5,907)
Cash flow hedges	—	—	—	639	—	—	—	639
Net income (loss)	—	—	—	—	27,990	—	(305)	27,685
Dividends declared	—	—	—	—	(24,548)	—	—	(24,548)
Common stock issued and related tax benefits	108	1	3,096	—	—	—	—	3,097
Stock based compensation	—	—	5,503	—	—	—	—	5,503
ESOP activity	—	—	—	—	—	1,341	—	1,341
Balance at April 27, 2019	95,272	$953	$131,460	$(88,269)	$1,483,496	$(50,381)	$3,248	$1,480,507
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 27, 2019	95,272	$953	$131,460	$(88,269)	$1,483,496	$(50,381)	$3,248	$1,480,507
Foreign currency translation	—	—	—	(3,799)	—	—	—	(3,799)
Cash flow hedges	—	—	—	554	—	—	—	554
Net income (loss)	—	—	—	—	30,042	—	(235)	29,807
Dividends declared	—	—	—	—	(24,856)	—	—	(24,856)
Common stock issued and related tax benefits	198	2	(5,371)	—	—	—	—	(5,369)
Stock based compensation	—	—	6,634	—	—	—	—	6,634
ESOP activity	—	—	—	—	—	18,452	—	18,452
Adoption of ASU 2016-02	—	—	—	—	1,447	—	—	1,447
Adoption of ASU 2018-02	—	—	—	(2,707)	2,707	—	—	—
Balance at July 27, 2019	95,470	$955	$132,723	$(94,221)	$1,492,836	$(31,929)	$3,013	$1,503,377
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 27, 2019	July 28, 2018
Operating activities:
Net income (loss)	$29,807	$(4,509)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,335	10,840
Amortization	9,297	10,017
Investment gain	(34,334)	—
Non-cash employee compensation	10,234	6,357
Deferred consideration in securitized receivables	(105,697)	(15,509)
Change in assets and liabilities, net of acquired	34,134	198,265
Net cash provided by (used in) operating activities	(45,224)	205,461
Investing activities:
Additions to property and equipment	(8,901)	(10,184)
Collection of deferred purchase price receivables	105,697	15,509
Other investing activities	—	2,244
Net cash provided by investing activities	96,796	7,569
Financing activities:
Dividends paid	(25,538)	(25,289)
Retirement of long-term debt	(5,533)	(176,633)
Draw on revolving credit	—	16,000
Other financing activities	(5,085)	2,117
Net cash used in financing activities	(36,156)	(183,805)
Effect of exchange rate changes on cash	(1,281)	(733)
Net change in cash and cash equivalents	14,135	28,492
Cash and cash equivalents at beginning of period	95,646	62,984
Cash and cash equivalents at end of period	$109,781	$91,476
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of July 27, 2019, and our results of operations and cash flows for the periods ended July 27, 2019 and July 28, 2018. Such adjustments are of a normal recurring nature. The results of operations for the three months ended July 27, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 25, 2020. These financial statements should be read in conjunction with the financial statements included in our 2019 Annual Report on Form 10-K filed on June 26, 2019.
The unaudited condensed consolidated financial statements include the assets and liabilities of PDC Funding Company, LLC ("PDC Funding"), PDC Funding Company II, LLC ("PDC Funding II") and PDC Funding Company III, LLC ("PDC Funding III"), which are our wholly owned subsidiaries and separate legal entities formed under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities established to sell customer installment sale contracts to outside financial institutions in the normal course of their business. PDC Funding III is a fully consolidated special purpose entity established to sell certain receivables to unaffiliated financial institutions. The assets of PDC Funding, PDC Funding II and PDC Funding III would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding, PDC Funding II or PDC Funding III. The unaudited condensed consolidated financial statements also include the assets and liabilities of Technology Partner Innovations, LLC, which is further described in Note 8.
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2020 and 2019 represents the 13 weeks ended July 27, 2019 and the 13 weeks ended July 28, 2018, respectively. Fiscal 2020 will include 52 weeks and fiscal 2019 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended
	July 27, 2019	July 28, 2018
Gain on investment	34,334	—
Loss on interest rate swap agreements	(3,785)	—
Other	1,368	1,253
Other income, net	31,917	1,253

Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $171 and $184 for the three months ended July 27, 2019 and July 28, 2018, respectively.
Earnings (Loss) Per Share

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share ("EPS"):

	Three Months Ended
	July 27, 2019	July 28, 2018
Denominator for basic EPS – weighted average shares	93,795	92,529
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	828	—
Denominator for diluted EPS – weighted average shares	94,623	92,529

Potentially dilutive securities representing 2,151 shares for the three months ended July 27, 2019, and 1,580 shares for the three months ended July 28, 2018, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of July 27, 2019 and April 27, 2019 were not material. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At July 27, 2019 and April 27, 2019, contract liabilities of $21,472 and $22,004 were reported in other accrued liabilities, respectively. During the three months ended July 27, 2019, we recognized $6,217 of the amount previously deferred at April 27, 2019.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases, as well as requires additional qualitative and quantitative disclosures. We adopted the new guidance in the first quarter of fiscal 2020 on a modified retrospective basis through a cumulative-effect adjustment to the beginning retained earnings in the period of adoption. We elected the transition package of practical expedients provided within the guidance, which eliminated the requirements to reassess lease identification, lease classification and initial direct costs for leases commenced before the effective date. We elected not to separate lease from non-lease components and to exclude short-term leases from our consolidated balance sheets.
The impact of adopting the new lease standard primarily relates to the recognition of a lease right-of-use (“ROU”) asset and current and non-current lease liabilities on the condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As we cannot readily determine the rate implicit in most of our leases, we use an incremental borrowing rate determined by country of lease origin based on the anticipated lease term as determined at commencement date in determining the present value of lease payments.
The new lease standard resulted in the recognition of lease ROU assets and liabilities of $86,046 and $88,333 as of April 28, 2019. In addition, $1,447 of net deferred gains on sale-leaseback transactions that existed as of April 27, 2019 were derecognized from our condensed consolidated balance sheet, with the offsetting impact being an adjustment to retained earnings as of April 28, 2019. The adoption of the guidance did not have a material impact on our condensed consolidated statements of income and other comprehensive income or condensed consolidated statements of cash flows as of the adoption date. Under the transition method of adoption, comparative information was not restated, but will continue to be reported under the standards in effect for those periods.
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
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects that are stranded in accumulated other comprehensive income as a result of tax reform. This standard also requires certain disclosures about stranded tax effects. We adopted ASU No. 2018-02 in the first quarter of fiscal 2020 and applied it in the period of adoption. As a result of the adoption, $2,707 was reclassified from accumulated other comprehensive loss to retained earnings in the first quarter of fiscal 2020.
Note 2. Receivables Securitization Program
In the first quarter of fiscal 2019, we entered into a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with MUFG Bank, Ltd. ("MUFG") (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.). Under this agreement, MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”). The sale of these receivables is accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We utilize PDC Funding III to facilitate the sale to fulfill requirements within the agreement.
Sales of Receivables occur daily and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreement fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000. As of July 27, 2019, $175,000 of the amount available under the Receivables Purchase Agreement was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The DPP receivable was

$50,155 as of July 27, 2019 and $57,238 as of April 27, 2019. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables. We recorded a loss on sale of Receivables within operating expenses in the condensed consolidated statements of income and other comprehensive income of $1,478 during the three months ended July 27, 2019 and $679 during the three months ended July 28, 2018 .
Note 3. Leases
We lease certain warehouses, office space, vehicles and equipment. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. We recognize lease expense for these leases on a straight-line basis over the lease term. We do not separate lease and non-lease components, and instead account for each lease and non-lease component associated with that lease as a single lease component. Some leases include one or more options to renew. The exercise of renewal options is at our sole discretion. Our lease agreements do not contain significant residual value guarantees, restrictions or covenants.
Total lease cost for the three months ended July 27, 2019 was $7,460, which includes variable lease costs and short-term lease costs, which are immaterial.
The following table presents future maturities of lease liabilities.

Remainder of 2020	$26,409
2021	28,128
2022	20,860
2023	11,630
2024	4,665
After 2024	1,339
Total lease payments	93,031
Less: imputed interest	(5,418)
Present value of lease liabilities	$87,613

The following tables present other supplemental information related to leases.

Three months ended
July 27, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$9,319
Lease assets obtained in exchange for new operating lease liabilities	$8,073

July 27, 2019
Weighted-average remaining lease term - operating leases	3.31 years
Weighted-average discount rate - operating leases	3.65%

Note 4. Customer Financing
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at July 27, 2019 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 11.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at July 27, 2019 was $100,000.
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
During the three months ended July 27, 2019 and July 28, 2018, we sold $66,303 and $47,310 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $7,346 and $2,491 during the three months ended July 27, 2019 and July 28, 2018, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $32,983 and $34,016 as of July 27, 2019 and April 27, 2019, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $16,844 and $48,559 as of July 27, 2019 and April 27, 2019, respectively, of finance contracts we have not yet sold. A total of $565,756 of finance contracts receivable sold under the arrangements was outstanding at July 27, 2019. The DPP receivable under the arrangements was $110,753 and $121,657 as of July 27, 2019 and April 27, 2019, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at July 27, 2019.
Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 27, 2019, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2026. We sold an identical interest rate cap to the same bank. As of July 27, 2019, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of December 2025. We sold an identical interest rate cap to the same bank.
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
We utilize forward interest rate swap agreements to hedge against interest rate fluctuations that impact the amount of net sales we record related to our customer financing contracts. These interest rate swap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs.

As of April 27, 2019, the remaining notional amount for these interest rate swap agreements was $553,719, with the latest maturity date in fiscal 2026. During the three months ended July 27, 2019, we entered into a forward interest rate swap agreement with a notional amount of $72,798. As of July 27, 2019, the remaining notional amount for all outstanding interest rate swap agreements was $565,756, with the latest maturity date in fiscal 2027.

Net cash payments of $122 were made during the three months ended July 27, 2019 to settle a portion of our liabilities related to these interest rate swap agreements. These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash provided by (used in) operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	July 27, 2019	April 27, 2019
Assets:
Interest rate contracts	Other non-current assets	$149	$380
Liabilities:
Interest rate contracts	Other accrued liabilities	2,486	1,034
Interest rate contracts	Other non-current liabilities	4,139	2,160
Total liability derivatives		$6,625	$3,194

The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended
Derivatives in cash flow hedging relationships	Income statement location	July 27, 2019	July 28, 2018
Interest rate contracts	Interest expense	$(725)	$(733)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
Derivatives not designated as hedging instruments	Income statement location	July 27, 2019	July 28, 2018
Interest rate contracts	Other income, net	$(3,785)	$—
There were no gains or losses recognized in OCI on cash flow hedging derivatives during the three months ended July 27, 2019 or July 28, 2018.
We recorded no ineffectiveness during the three month periods ended July 27, 2019 and July 28, 2018. As of July 27, 2019, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $2,900, which will be recorded as an increase to interest expense.

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

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	July 27, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$31,433	$31,433	$—	$—
DPP receivable - receivables securitization program	50,155	—	—	50,155
DPP receivable - customer financing	110,753	—	—	110,753
Derivative instruments	149	—	149	—
Total assets	$192,490	$31,433	$149	$160,908
Liabilities:
Derivative instruments	$6,625	$—	$6,625	$—

	April 27, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,529	$19,529	$—	$—
DPP receivable - receivables securitization program	57,238	—	—	57,238
DPP receivable - customer financing	121,657	—	—	121,657
Derivative instruments	380	—	380	—
Total assets	$198,804	$19,529	$380	$178,895
Liabilities:
Derivative instruments	$3,194	$—	$3,194	$—

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
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments under certain circumstances. We adjust the carrying value of our non-marketable equity securities to fair value when observable transactions of identical or similar securities occur, or due to an impairment.
During the three months ended July 27, 2019, we recorded a pre-tax gain of $34,334 related to one of our investments in other income, net in our condensed consolidated statements of income and other comprehensive income. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences. As of July 27, 2019 and April 27, 2019, this investment had a carrying value of $51,628 and $17,294, respectively. There were no fair value adjustments to such assets during the three months ended July 28, 2018.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of July 27, 2019 and April 27, 2019 was $766,726 and $758,121, respectively, as compared to a carrying value of $743,964 and $749,316 at July 27, 2019 and April 27, 2019, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 27, 2019 and April 27, 2019.
Note 7. Income Taxes
The effective income tax rate for the three months ended July 27, 2019 reflected income tax expense at 25.3% as compared to an income tax benefit at 17.3% for the three months ended July 28, 2018. The effective income tax rate for the three months ended July 28, 2018 was adversely impacted by lower excess tax benefits on employee share-based compensation.
Note 8. Technology Partner Innovations, LLC
In the first quarter of fiscal 2019, we entered into an agreement with Cure Partners to form Technology Partner Innovations, LLC (TPI), which is launching a new cloud-based practice management software, NaVetor. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three months ended July 27, 2019 and July 28, 2018, net loss attributable to the noncontrolling interest was $235 and $53, respectively. Noncontrolling interests on the condensed consolidated balance sheets at July 27, 2019 were $3,013.
Note 9. Segment and Geographic Data
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

The following tables present information about our reportable segments:

	Three Months Ended
	July 27, 2019	July 28, 2018
Consolidated net sales
United States	$1,090,715	$1,096,464
United Kingdom	149,414	153,905
Canada	88,522	85,951
Total	$1,328,651	$1,336,320
Dental net sales
United States	$444,642	$453,573
Canada	56,494	52,491
Total	$501,136	$506,064
Animal Health net sales
United States	$636,097	$637,849
United Kingdom	149,414	153,905
Canada	32,028	33,460
Total	$817,539	$825,214
Corporate net sales
United States	$9,976	$5,042
Total	$9,976	$5,042

	Three Months Ended
	July 27, 2019	July 28, 2018
Consolidated net sales
Consumable	$1,096,017	$1,109,397
Equipment and software	139,237	146,898
Value-added services and other	93,397	80,025
Total	$1,328,651	$1,336,320
Dental net sales
Consumable	$302,011	$304,239
Equipment and software	125,684	134,957
Value-added services and other	73,441	66,868
Total	$501,136	$506,064
Animal Health net sales
Consumable	$794,006	$805,158
Equipment and software	13,553	11,941
Value-added services and other	9,980	8,115
Total	$817,539	$825,214
Corporate net sales
Value-added services and other	$9,976	$5,042
Total	$9,976	$5,042

	Three Months Ended
	July 27, 2019	July 28, 2018
Operating income (loss)
Dental	$34,004	$35,873
Animal Health	19,624	19,032
Corporate	(36,954)	(50,391)
Consolidated operating income	$16,674	$4,514

	July 27, 2019	April 27, 2019
Total assets
Dental	$702,292	$641,721
Animal Health	2,214,787	2,156,723
Corporate	432,543	470,825
Total assets	$3,349,622	$3,269,269

Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of July 27, 2019:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 27, 2019	$(10,830)	$(77,439)	$(88,269)
Other comprehensive loss before reclassifications	—	(3,799)	(3,799)
Amounts reclassified from AOCL	(2,153)	—	(2,153)
AOCL at July 27, 2019	$(12,983)	$(81,238)	$(94,221)

The amounts reclassified from AOCL during fiscal 2020 include gains and losses on cash flow hedges, net of taxes of $171. The impact to the condensed consolidated statements of income and other comprehensive income was an increase to interest expense of $725. In addition, due to the adoption of ASU No. 2018-02, $2,707 was reclassified from accumulated other comprehensive loss to retained earnings in the first quarter of fiscal 2020. See Note 1 for additional information.
Note 11. Legal Proceedings
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-CV-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. In June 2017, Henry Schein settled with SourceOne and was dismissed from this litigation with prejudice. On August 15, 2019, we announced that we had settled with SourceOne. We incurred expenses of approximately $17,666 during the first quarter of fiscal 2020 in our Corporate segment to account for the settlement of this matter.

Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all private dental practices and laboratories who purchased dental supplies or equipment in the U.S. directly from any of the defendants, during the period beginning August 31, 2008 until March 31, 2016. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a class-wide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco and Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. Under the terms of the settlement, we paid $28,263 into escrow upon preliminary court approval. Such funds are to be released to the settlement fund administrator upon final court approval of the settlement, which was granted at the fairness hearing held on June 24, 2019. We recorded a pre-tax reserve of $28,263 in our first quarter 2019 results in our Corporate segment to account for the settlement of this matter. On July 16, 2019, objector William Roe filed a notice of appeal of the final order, contesting the amount of attorneys’ fees awarded to class counsel out of the settlement fund. The appeal is currently pending, but we do not anticipate the appeal will affect the finality of the settlement as it relates to Patterson.
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the United States Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanded the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral arguments on May 1, 2019. On August 14, 2019, the Fifth Circuit affirmed the District Court’s finding that the arbitration provision does not apply to this litigation. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New

Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed dismissal of all of IQ Dental's claims but reversed the District Court on dismissal of IQ Dental's direct boycott claims. The case was remanded to the District Court to proceed in accordance with that opinion. On June 29, 2019, the Second Circuit denied IQ Dental’s petition for rehearing or rehearing en banc. Proceedings in the District Court are ongoing. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. We are vigorously defending ourselves against the administrative complaint. The hearing in front of an Administrative Law Judge of the FTC in Washington, D.C. began on October 16, 2018. The factual record closed on February 21, 2019 and post-trial briefing ended on June 6, 2019. The matter is ongoing and a decision has not yet been issued. We expect the decision to be made public in September 2019. We do not anticipate this matter will have a material adverse effect on our financial statements.
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-CV-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act.  Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs.  On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs.  On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the United States Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommends the dismissal of all claims against individuals defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On August 8, 2019, Patterson filed an objection to the report and recommendation. While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received, and responded to, requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.
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
On October 9, 2018, Nathaniel Kramer filed indirect purchaser litigation against Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company in the United States District Court for the District of Northern District

of California. The purported class action complaint asserts violations of the California Cartwright Act and the California Unfair Competition Act based on an alleged agreement between Schein, Benco, and Patterson (and unnamed co-conspirators) not to compete as to price and margins. Plaintiff alleges that the agreement allowed the defendants to charge higher prices to dental practices for dental supplies and that the dental practices passed on all, or part of, the increased prices to the consumers of dental services. Subject to certain exclusions, the complaint defines the class as all persons residing in California purchasing and/or reimbursing for dental services from California dental practices. The complaint seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties. On June 28, 2019, the court granted Defendants’ motions to dismiss with leave to amend. The parties have stipulated to dismissal of the action with prejudice, pursuant to a settlement in which Patterson has agreed to pay the individual named plaintiff a de minimis amount.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended July 27, 2019, contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are information of a non-historical nature and are subject to risks and uncertainties that are beyond Patterson’s ability to control. Forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of Patterson or the price of Patterson stock. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Such risks and uncertainties include, without limitation, the cautionary language set forth herein; operations disruptions attributable to our enterprise resource planning system implementation; our ability to attract or retain qualified sales representatives and service technicians who relate directly with our customers; the reduction, modification, cancellation or delay of purchases of innovative, high-margin equipment; material changes in our purchasing relationships with suppliers; changes in general market and economic conditions; and the other risks and important factors contained and identified in Patterson’s previous filings with the Securities and Exchange Commission, such as its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, any of which could cause actual results to differ materially from the forward-looking statements.
OVERVIEW
Our financial information for the first three months of fiscal 2020 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2020 and 2019 represents the 13 weeks ended July 27, 2019 and the 13 weeks ended July 28, 2018, respectively. Fiscal 2020 will include 52 weeks and fiscal 2019 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS

Receivables Securitization Program. In the first quarter of fiscal 2019, we entered into a receivables purchase agreement with MUFG Bank, Ltd. ("MUFG"). Under this agreement, MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”).
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

Gain on Investment. We recorded a pre-tax gain of $34.3 million related to one of our investments ("Gain on Investment") during the first quarter of fiscal 2020. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences.

Fiscal 2020 Legal Reserve. We incurred expenses of $17.7 million (" Fiscal 2020 Legal Reserve") during the first quarter of fiscal 2020 related to the settlement of litigation with SourceOne Dental, Inc. See "Item 1. Legal Proceedings" for additional information.

Fiscal 2019 Legal Reserve. In September 2018, we signed an agreement to settle the litigation entitled In re Dental Supplies Antitrust Litigation. Under the terms of the settlement, we paid $28.3 million into escrow upon preliminary court approval. Such funds are to be released to the settlement fund administrator upon final court approval of the settlement, which was granted at the fairness hearing held on June 24, 2019. We established a pre-tax reserve of $28.3 million ("Fiscal 2019 Legal Reserve") during the first quarter of fiscal 2019 to account for the settlement of this matter. See "Item 1. Legal Proceedings" for additional information.

RESULTS OF OPERATIONS
QUARTER ENDED JULY 27, 2019 COMPARED TO QUARTER ENDED JULY 28, 2018
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	July 27, 2019	July 28, 2018
Net sales	100.0%	100.0%
Cost of sales	78.2	78.8
Gross profit	21.8	21.2
Operating expenses	20.5	20.9
Operating income	1.3	0.3
Other income (expense)	1.7	(0.7)
Income (loss) before taxes	3.0	(0.4)
Income tax expense (benefit)	0.8	(0.1)
Net income (loss)	2.2	(0.3)
Net loss attributable to noncontrolling interests	—	—
Net income (loss) attributable to Patterson Companies, Inc.	2.2%	(0.3)%
Net Sales. Consolidated net sales for the three months ended July 27, 2019 were $1,328.7 million, a decrease of 0.6% from $1,336.3 million for the three months ended July 28, 2018. Foreign exchange rate changes had an unfavorable impact of 0.7% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended July 27, 2019, resulting in an estimated 0.3% unfavorable impact to sales.

Dental segment sales for the three months ended July 27, 2019 were $501.1 million, a decrease of 1.0% from $506.1 million for the three months ended July 28, 2018. Foreign exchange rate changes had an unfavorable impact of 0.2% on current quarter sales. Current quarter sales of consumables decreased 0.7%, sales of dental equipment and software decreased 6.9%, and sales of value-added services and other increased 9.8%.
Animal Health segment sales for the three months ended July 27, 2019 were $817.5 million, a decrease of 0.9% from $825.2 million for the three months ended July 28, 2018. Foreign exchange rate changes had an unfavorable impact of 1.0% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended July 27, 2019, resulting in an estimated 0.4% unfavorable impact to sales.
Gross Profit. The consolidated gross profit margin rate for the three months ended July 27, 2019 increased 60 basis points from the prior year quarter to 21.8%. Gross profit margin rates increased in both the Dental and Animal Health segments during the three months ended July 27, 2019, and higher net sales in our Corporate segment related to customer financing contracts positively impacted the consolidated gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the three months ended July 27, 2019 were $273.4 million, a 2.1% decrease from the prior year quarter of $279.1 million. We incurred higher operating expenses during the three months ended July 28, 2018 primarily as a result of the Fiscal 2019 Legal Reserve being approximately $10.6 million greater than the Fiscal 2020 Legal Reserve. The consolidated operating expense ratio of 20.5% decreased 40 basis points from the prior year quarter, which was also driven by this same factor.
Operating Income. For the three months ended July 27, 2019, operating income was $16.7 million, or 1.3% of net sales, as compared to $4.5 million, or 0.3% of net sales for the three months ended July 28, 2018. The increase in operating income was primarily due to the higher legal reserve recorded during the three months ended July 28, 2018, as well as higher gross margins for the three months ended July 27, 2019. The increase in operating income as a percent of sales was driven by these same factors.
Dental segment operating income was $34.0 million for the three months ended July 27, 2019, a decrease of $1.9 million from the prior year quarter. The decrease was primarily driven by lower net sales.
Animal Health segment operating income was $19.6 million for the three months ended July 27, 2019, an increase of $0.6 million from the prior year quarter. The increase was primarily driven by increased gross profit margin rates.
Corporate segment operating loss was $37.0 million for the three months ended July 27, 2019, as compared to a loss of $50.4 million for the three months ended July 28, 2018. The change was driven primarily by the higher legal reserve recorded during the three months ended July 28, 2018, as well as higher net sales related to our customer financing contracts during the three months ended July 27, 2019.
Other Income (Expense). Net other income for the three months ended July 27, 2019 was $23.2 million, compared to net other expense for the three months ended July 28, 2018 of $10.0 million. Net other income for the three months ended July 27, 2019 was driven by the Gain on Investment of $34.3 million.
Income Tax Expense (Benefit). The effective income tax rate for the three months ended July 27, 2019 reflected income tax expense at 25.3% as compared to an income tax benefit at 17.3% for the three months ended July 28, 2018. The effective income tax rate for the three months ended July 28, 2018 was adversely impacted by lower excess tax benefits on employee share-based compensation.
Net Income (Loss) Attributable to Patterson Companies Inc. and Earnings (Loss) Per Share. Net income (loss) attributable to Patterson Companies Inc. for the three months ended July 27, 2019 was $30.0 million, compared to $(4.5) million for the three months ended July 28, 2018. Earnings (loss) per diluted share were $0.32 in the current quarter compared to $(0.05) in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 94.6 million, compared to 92.5 million in the prior year quarter. The current quarter and prior year quarter cash dividend was $0.26 per common share.
LIQUIDITY AND CAPITAL RESOURCES
For the three months ended July 27, 2019, net cash used in operating activities was $45.2 million, compared to net cash provided by operating activities of $205.5 million for the three months ended July 28, 2018. Net cash used in operating activities was negative during the three months ended July 27, 2019 primarily due to the impact of our Receivables Securitization Program.
For the three months ended July 27, 2019, net cash provided by investing activities was $96.8 million, compared to net cash provided by investing activities of $7.6 million for the three months ended July 28, 2018. Net cash flows for the three months ended July 27, 2019 were positive primarily due to the collection of $105.7 million of DPP receivables. Capital expenditures were $8.9 million and $10.2 million during the three months ended July 27, 2019 and three months ended July 28, 2018, respectively. We expect to use a total of approximately $60 million for capital expenditures in fiscal 2020.
Net cash used in financing activities for the three months ended July 27, 2019 was $36.2 million. Uses of cash consisted primarily of $25.5 million for dividend payments and $5.5 million for the retirement of long-term debt. For the three months ended July 28, 2018, net cash used in financing activities was $183.8 million. Uses of cash consisted primarily of $176.6 million for the retirement of long-term debt and $25.3 million for dividend payments, and cash proceeds included $16.0 million attributed to draws on our revolving line of credit.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500 million. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities will mature no later than January 2022. As of July 27, 2019, $81.6 million of the unsecured term loan was outstanding at an interest rate of 3.5%, and no amount was outstanding under the revolving line of credit. As of April 27, 2019, $87.1 million was outstanding under the unsecured term loan at an interest rate of 3.7%, and no amount was outstanding under the revolving line of credit.
We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance strategic initiatives over the remainder of fiscal 2020.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2019 Annual Report on Form 10-K filed June 26, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 27, 2019. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 27, 2019.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In September 2015, we were served with a summons and complaint in an action commenced in the U.S. District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-CV-05440-JMA-GRB. SourceOne, as plaintiff, alleges that, through its website, it markets and sells dental supplies and equipment to dentists. SourceOne alleges in the complaint, among other things, that we, along with the defendants Henry Schein and Benco, conspired to eliminate plaintiff as a competitor and to exclude them from the market for the marketing, distribution and sale of dental supplies and equipment in the U.S. and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff. Plaintiff asserts the following claims: (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct. Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. In June 2017, Henry Schein settled with SourceOne and was dismissed from this litigation with prejudice. On August 15, 2019, we announced that we had settled with SourceOne. We incurred expenses of approximately $17.7 million during the first quarter of fiscal 2020 in our Corporate segment to account for the settlement of this matter.
Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all private dental practices and laboratories who purchased dental supplies or equipment in the U.S. directly from any of the defendants, during the period beginning August 31, 2008 until March 31, 2016. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a class-wide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco and Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. Under the terms of the settlement, we paid $28.3 million into escrow upon preliminary court approval. Such funds are to be released to the settlement fund administrator upon final court approval of the settlement, which was granted at the fairness hearing held on June 24, 2019. We recorded a pre-tax reserve of $28.3 million in our first quarter 2019 results in our Corporate segment to account for the settlement of this matter. On July 16, 2019, objector William Roe filed a notice of appeal of the final order, contesting the amount of attorneys’ fees awarded to class counsel out of the settlement fund. The appeal is currently pending, but we do not anticipate the appeal will affect the finality of the settlement as it relates to Patterson.
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

Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the United States Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanded the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral arguments on May 1, 2019. On August 14, 2019, the Fifth Circuit affirmed the District Court’s finding that the arbitration provision does not apply to this litigation. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-CV-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed dismissal of all of IQ Dental's claims but reversed the District Court on dismissal of IQ Dental's direct boycott claims. The case was remanded to the District Court to proceed in accordance with that opinion. On June 29, 2019, the Second Circuit denied IQ Dental’s petition for rehearing or rehearing en banc. Proceedings in the District Court are ongoing. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. We are vigorously defending ourselves against the administrative complaint. The hearing in front of an Administrative Law Judge of the FTC in Washington, D.C. began on October 16, 2018. The factual record closed on February 21, 2019 and post-trial briefing ended on June 6, 2019. The matter is ongoing and a decision has not yet been issued. We expect the decision to be made public in September 2019. We do not anticipate this matter will have a material adverse effect on our financial statements.
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act. Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs. On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs. On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the United States Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommends the dismissal of all claims against individuals defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On August 8, 2019, Patterson filed an objection to the report and recommendation. While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received, and responded to, requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.
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
On October 9, 2018, Nathaniel Kramer filed indirect purchaser litigation against Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company in the United States District Court for the District of Northern District of California. The purported class action complaint asserts violations of the California Cartwright Act and the California Unfair Competition Act based on an alleged agreement between Schein, Benco, and Patterson (and unnamed co-conspirators) not to compete as to price and margins. Plaintiff alleges that the agreement allowed the defendants to charge higher prices to dental practices for dental supplies and that the dental practices passed on all, or part of, the increased prices to the consumers of dental services. Subject to certain exclusions, the complaint defines the class as all persons residing in California purchasing and/or reimbursing for dental services from California dental practices. The complaint seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties. On June 28, 2019, the court granted Defendants’ motions to dismiss with leave to amend. The parties have stipulated to dismissal of the action with prejudice, pursuant to a settlement in which Patterson has agreed to pay the individual named plaintiff a de minimis amount.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 13, 2018, the Board of Directors authorized a $500 million share repurchase program through March 13, 2021. No shares were repurchased under the stock repurchase plan during the first quarter of fiscal 2020.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500 million.The Amended Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Amendment No. 1 to Receivables Purchase Agreement by and among Patterson Dental Supply, Inc., as servicer, PDC Funding Company III LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, dated July 23, 2019.

10.2	Separation Agreement by and between Patterson Companies, Inc. and Scott P. Anderson, dated July 1, 2019.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended July 27, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of income and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended July 27, 2019 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
(*) The Inline XBRL related information in Exhibits 101 and 104 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2019 Annual Report on Form 10-K filed June 26, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 4, 2019	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)