Form 10-Q
period 2019-10-26
PATTERSON COMPANIES, INC.
filed 2019-12-05
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 2019.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 27, 2019, there were 95,720,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	October 26, 2019	April 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$129,575	$95,646
Receivables, net of allowance for doubtful accounts	581,288	582,094
Inventory	787,406	761,018
Prepaid expenses and other current assets	189,163	165,605
Total current assets	1,687,432	1,604,363
Property and equipment, net	308,008	305,790
Operating lease right-of-use assets	83,166	—
Long-term receivables, net	95,937	113,081
Goodwill	816,257	816,226
Identifiable intangibles, net	332,575	351,153
Other non-current assets	112,082	78,656
Total assets	$3,435,457	$3,269,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$766,485	$648,418
Accrued payroll expense	61,493	73,665
Other accrued liabilities	202,421	129,654
Operating lease liabilities	31,028	—
Current maturities of long-term debt	—	23,975
Total current liabilities	1,061,427	875,712
Long-term debt	663,513	725,341
Non-current operating lease liabilities	53,932	—
Other non-current liabilities	197,961	187,709
Total liabilities	1,976,833	1,788,762
Stockholders’ equity:
Common stock, $.01 par value: 600,000 shares authorized; 95,715 and 95,272 shares issued and outstanding	957	953
Additional paid-in capital	139,023	131,460
Accumulated other comprehensive loss	(87,053)	(88,269)
Retained earnings	1,434,833	1,483,496
Unearned ESOP shares	(31,929)	(50,381)
Total Patterson Companies, Inc. stockholders' equity	1,455,831	1,477,259
Noncontrolling interests	2,793	3,248
Total stockholders’ equity	1,458,624	1,480,507
Total liabilities and stockholders’ equity	$3,435,457	$3,269,269
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Net sales	$1,418,744	$1,404,752	$2,747,395	$2,741,072
Cost of sales	1,117,250	1,109,676	2,155,847	2,162,333
Gross profit	301,494	295,076	591,548	578,739
Operating expenses	319,640	253,860	593,020	533,009
Operating income (loss)	(18,146)	41,216	(1,472)	45,730
Other income (expense):
Other income, net	269	5,941	32,186	7,194
Interest expense	(9,046)	(9,456)	(17,736)	(20,677)
Income (loss) before taxes	(26,923)	37,701	12,978	32,247
Income tax expense	6,426	9,055	16,520	8,110
Net income (loss)	(33,349)	28,646	(3,542)	24,137
Net loss attributable to noncontrolling interests	(220)	(223)	(455)	(276)
Net income (loss) attributable to Patterson Companies, Inc.	$(33,129)	$28,869	$(3,087)	$24,413
Earnings (loss) per share attributable to Patterson Companies, Inc.:
Basic	$(0.35)	$0.31	$(0.03)	$0.26
Diluted	$(0.35)	$0.31	$(0.03)	$0.26
Weighted average shares:
Basic	94,093	92,683	93,944	92,606
Diluted	94,093	93,289	93,944	93,144
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Comprehensive income (loss):
Net income (loss)	$(33,349)	$28,646	$(3,542)	$24,137
Foreign currency translation gain (loss)	6,614	(3,540)	2,815	(12,860)
Cash flow hedges, net of tax	554	552	1,108	1,101
Comprehensive income (loss)	$(26,181)	$25,658	$381	$12,378
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
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 27, 2019	95,272	$953	$131,460	$(88,269)	$1,483,496	$(50,381)	$3,248	$1,480,507
Foreign currency translation	—	—	—	(3,799)	—	—	—	(3,799)
Cash flow hedges	—	—	—	554	—	—	—	554
Net income (loss)	—	—	—	—	30,042	—	(235)	29,807
Dividends declared	—	—	—	—	(24,856)	—	—	(24,856)
Common stock issued and related tax benefits	198	2	(5,371)	—	—	—	—	(5,369)
Stock based compensation	—	—	6,634	—	—	—	—	6,634
ESOP activity	—	—	—	—	—	18,452	—	18,452
Adoption of ASU 2016-02	—	—	—	—	1,447	—	—	1,447
Adoption of ASU 2018-02	—	—	—	(2,707)	2,707	—	—	—
Balance at July 27, 2019	95,470	955	132,723	(94,221)	1,492,836	(31,929)	3,013	1,503,377
Foreign currency translation	—	—	—	6,614	—	—	—	6,614
Cash flow hedges	—	—	—	554	—	—	—	554
Net income (loss)	—	—	—	—	(33,129)	—	(220)	(33,349)
Dividends declared	—	—	—	—	(24,874)	—	—	(24,874)
Common stock issued and related tax benefits	245	2	731	—	—	—	—	733
Stock based compensation	—	—	5,569	—	—	—	—	5,569
Balance at October 26, 2019	95,715	$957	$139,023	$(87,053)	$1,434,833	$(31,929)	$2,793	$1,458,624
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 26, 2019	October 27, 2018
Operating activities:
Net income (loss)	$(3,542)	$24,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	22,695	22,145
Amortization	18,580	19,781
Investment gain	(34,334)	—
Non-cash employee compensation	19,302	13,926
Deferred consideration in securitized receivables	(212,307)	(165,567)
Change in assets and liabilities, net of acquired	174,953	285,792
Net cash provided by (used in) operating activities	(14,653)	200,214
Investing activities:
Additions to property and equipment	(22,851)	(22,094)
Collection of deferred purchase price receivables	212,307	165,567
Other investing activities	—	2,875
Net cash provided by investing activities	189,456	146,348
Financing activities:
Dividends paid	(50,504)	(49,980)
Payments on long-term debt	(87,090)	(180,321)
Payments on revolving credit	—	(16,000)
Other financing activities	(4,067)	3,592
Net cash used in financing activities	(141,661)	(242,709)
Effect of exchange rate changes on cash	787	(1,322)
Net change in cash and cash equivalents	33,929	102,531
Cash and cash equivalents at beginning of period	95,646	62,984
Cash and cash equivalents at end of period	$129,575	$165,515
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of October 26, 2019, and our results of operations and cash flows for the periods ended October 26, 2019 and October 27, 2018. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended October 26, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 25, 2020. These financial statements should be read in conjunction with the financial statements included in our 2019 Annual Report on Form 10-K filed on June 26, 2019.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2020 and 2019 represents the 13 weeks ended October 26, 2019 and the 13 weeks ended October 27, 2018, respectively. The six months ended October 26, 2019 and October 27, 2018 each included 26 weeks. Fiscal 2020 will include 52 weeks and fiscal 2019 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Six Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Gain on investment	$—	$—	$34,334	$—
Loss on interest rate swap agreements	(1,778)	—	(5,563)	—
Other	2,047	5,941	3,415	7,194
Other income, net	$269	$5,941	$32,186	$7,194

Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $171 and $173 for the three months ended October 26, 2019 and October 27, 2018, respectively. The income tax expense related to cash flow hedges was $342 and $357 for the six months ended October 26, 2019 and October 27, 2018, respectively.

Earnings (Loss) Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share ("EPS"):

	Three Months Ended		Six Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Denominator for basic EPS – weighted average shares	94,093	92,683	93,944	92,606
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	—	606	—	538
Denominator for diluted EPS – weighted average shares	94,093	93,289	93,944	93,144

Potentially dilutive securities representing 3,595 and 2,880 shares for the three and six months ended October 26, 2019, respectively, and 1,890 and 1,905 shares for the three and six months ended October 27, 2018, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
For the three and six months ended October 26, 2019, 707 and 769 incremental shares related to dilutive securities, respectively, were not included in the diluted EPS calculation because we reported a loss for these periods.  Shares related to dilutive securities have an anti-dilutive impact on EPS when a net loss is reported and therefore are not included in the calculation.
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

Contract asset balances as of October 26, 2019 and April 27, 2019 were $2,050 and $0, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At October 26, 2019 and April 27, 2019, contract liabilities of $27,589 and $22,004 were reported in other accrued liabilities, respectively. During the six months ended October 26, 2019, we recognized $11,484 of the amount previously deferred at April 27, 2019.
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
Sales of Receivables occur daily and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreement fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $175,000 as of October 26, 2019. As of October 26, 2019, $174,000 of the amount available under the Receivables Purchase Agreement was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The DPP receivable was $75,561 as of October 26, 2019 and $57,238 as of April 27, 2019. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables. We recorded a loss on sale of Receivables within operating expenses in the condensed consolidated statements of income and other comprehensive income of $2,067 and $3,545 during the three and six months ended October 26, 2019, respectively, and $2,192 and $2,871 during the three and six months ended October 27, 2018, respectively.
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
Total lease cost for the three and six months ended October 26, 2019 was $10,504 and $17,964, respectively, which includes variable lease costs and short-term lease costs, which are immaterial.
The following table presents future maturities of lease liabilities.

Remainder of 2020	$18,120
2021	29,736
2022	22,491
2023	12,859
2024	5,386
After 2024	1,603
Total lease payments	90,195
Less: imputed interest	(5,235)
Present value of lease liabilities	$84,960

The following tables present other supplemental information related to leases.

Six months ended
October 26, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$18,705
Lease assets obtained in exchange for new operating lease liabilities	$14,051

October 26, 2019
Weighted-average remaining lease term - operating leases	3.26 years
Weighted-average discount rate - operating leases	3.64%

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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at October 26, 2019 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 11.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at October 26, 2019 was $100,000.
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
During the three months ended October 26, 2019 and October 27, 2018, we sold $35,321 and $40,713 of contracts under these arrangements, respectively. During the six months ended October 26, 2019 and October 27, 2018, we sold $101,624 and $88,023 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $3,550 and $2,734 during the three months ended October 26, 2019 and October 27, 2018, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $10,896 and $5,225 during the six months ended October 26, 2019 and October 27, 2018, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $35,947 and $34,016 as of October 26, 2019 and April 27, 2019, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $52,042 and $48,559 as of October 26, 2019 and April 27, 2019, respectively, of finance contracts we have not yet sold. A total of $519,760 of finance contracts receivable sold under the arrangements was outstanding at October 26, 2019. The DPP receivable under the arrangements was $102,083 and $121,657 as of October 26, 2019 and April 27, 2019, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at October 26, 2019.
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

As of October 26, 2019, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2027. We sold an identical interest rate cap to the same bank. As of October 26, 2019, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of November 2026. We sold an identical interest rate cap to the same bank.
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

As of April 27, 2019, the remaining notional amount for these interest rate swap agreements was $553,719, with the latest maturity date in fiscal 2026. During the six months ended October 26, 2019, we entered into forward interest rate swap agreements with a notional amount of $94,096. As of October 26, 2019, the remaining notional amount for all outstanding interest rate swap agreements was $520,060, with the latest maturity date in fiscal 2027.

Net cash payments of $615 were made during the six months ended October 26, 2019 to settle a portion of our liabilities related to these interest rate swap agreements. These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash provided by (used in) operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	October 26, 2019	April 27, 2019
Assets:
Interest rate contracts	Other non-current assets	$196	$380
Liabilities:
Interest rate contracts	Other accrued liabilities	2,943	1,034
Interest rate contracts	Other non-current liabilities	5,107	2,160
Total liability derivatives		$8,050	$3,194

The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationships	Income statement location	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Interest rate contracts	Interest expense	$(725)	$(725)	$(1,450)	$(1,458)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Income statement location	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Interest rate contracts	Other income, net	$(1,778)	$—	$(5,563)	$—

There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and six months ended October 26, 2019 or October 27, 2018.
We recorded no ineffectiveness during the three and six month periods ended October 26, 2019 and October 27, 2018. As of October 26, 2019, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $9,689, which will be recorded as an increase to interest expense. This amount includes the non-cash charge related to the cancellation of debt described further in Note 12.
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

Level 3 -	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	October 26, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$22,865	$22,865	$—	$—
DPP receivable - receivables securitization program	75,561	—	—	75,561
DPP receivable - customer financing	102,083	—	—	102,083
Derivative instruments	196	—	196	—
Total assets	$200,705	$22,865	$196	$177,644
Liabilities:
Derivative instruments	$8,050	$—	$8,050	$—

	April 27, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,529	$19,529	$—	$—
DPP receivable - receivables securitization program	57,238	—	—	57,238
DPP receivable - customer financing	121,657	—	—	121,657
Derivative instruments	380	—	380	—
Total assets	$198,804	$19,529	$380	$178,895
Liabilities:
Derivative instruments	$3,194	$—	$3,194	$—

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
During the six months ended October 26, 2019, we recorded a pre-tax gain of $34,334 related to one of our investments in other income, net in our condensed consolidated statements of income and other comprehensive income. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences. As of October 26, 2019 and April 27, 2019, this investment had a carrying value of $51,628 and $17,294, respectively. There were no fair value adjustments to such assets during the six months ended October 27, 2018.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of October 26, 2019 and April 27, 2019 was $692,309 and $758,121, respectively, as compared to a carrying value of $663,513 and $749,316 at October 26, 2019 and April 27, 2019, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 26, 2019 and April 27, 2019.
Note 7. Income Taxes
For the three months ended October 26, 2019, income tax expense was $6,426 on a loss before taxes of $26,923. For the six months ended October 26, 2019, income tax expense was $16,520 on income before taxes of $12,978, for an effective income tax rate of 127.3%. Income tax expense in both periods was adversely impacted by the $58,300 pre-tax expense recorded in the three months ended October 26, 2019 related to the probable settlement of litigation with the U.S. Attorney's Office for the Western District of Virginia, as these costs and expenses are not fully deductible. See Note 11 for additional information.
The effective income tax rate for the three and six months ended October 27, 2018 was 24.0% and 25.1%, respectively.
Note 8. Technology Partner Innovations, LLC
In the first quarter of fiscal 2019, we entered into an agreement with Cure Partners to form Technology Partner Innovations, LLC (TPI), which is launching a new cloud-based practice management software, NaVetor. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three months ended October 26, 2019 and October 27, 2018, net loss attributable to the noncontrolling interest was $220 and $223, respectively. During the six months ended October 26, 2019 and October 27, 2018, net loss attributable to the noncontrolling interest was $455 and $276, respectively. Noncontrolling interests on the condensed consolidated balance sheets at October 26, 2019 were $2,793.
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
The following tables present information about our reportable segments:

	Three Months Ended		Six Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Consolidated net sales
United States	$1,183,047	$1,173,623	$2,273,762	$2,270,087
United Kingdom	153,404	150,452	302,818	304,357
Canada	82,293	80,677	170,815	166,628
Total	$1,418,744	$1,404,752	$2,747,395	$2,741,072
Dental net sales
United States	$513,141	$495,457	$957,783	$949,030
Canada	51,462	47,059	107,956	99,550
Total	$564,603	$542,516	$1,065,739	$1,048,580
Animal Health net sales
United States	$663,953	$671,338	$1,300,050	$1,309,187
United Kingdom	153,404	150,452	302,818	304,357
Canada	30,831	33,618	62,859	67,078
Total	$848,188	$855,408	$1,665,727	$1,680,622
Corporate net sales
United States	$5,953	$6,828	$15,929	$11,870
Total	$5,953	$6,828	$15,929	$11,870

	Three Months Ended		Six Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Consolidated net sales
Consumable	$1,128,171	$1,138,251	$2,224,188	$2,247,648
Equipment and software	202,605	182,120	341,842	329,018
Value-added services and other	87,968	84,381	181,365	164,406
Total	$1,418,744	$1,404,752	$2,747,395	$2,741,072
Dental net sales
Consumable	$303,123	$303,806	$605,134	$608,045
Equipment and software	188,192	167,686	313,876	302,643
Value-added services and other	73,288	71,024	146,729	137,892
Total	$564,603	$542,516	$1,065,739	$1,048,580
Animal Health net sales
Consumable	$825,048	$834,445	$1,619,054	$1,639,603
Equipment and software	14,413	14,434	27,966	26,375
Value-added services and other	8,727	6,529	18,707	14,644
Total	$848,188	$855,408	$1,665,727	$1,680,622
Corporate net sales
Value-added services and other	$5,953	$6,828	$15,929	$11,870
Total	$5,953	$6,828	$15,929	$11,870

	Three Months Ended		Six Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Operating income (loss)
Dental	$52,632	$41,594	$86,636	$77,467
Animal Health	18,174	22,031	37,798	41,063
Corporate	(88,952)	(22,409)	(125,906)	(72,800)
Consolidated operating income	$(18,146)	$41,216	$(1,472)	$45,730

	October 26, 2019	April 27, 2019
Total assets
Dental	$714,914	$641,721
Animal Health	2,255,741	2,156,723
Corporate	464,802	470,825
Total assets	$3,435,457	$3,269,269

Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of October 26, 2019:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 27, 2019	$(10,830)	$(77,439)	$(88,269)
Other comprehensive loss before reclassifications	—	2,815	2,815
Amounts reclassified from AOCL	(1,599)	—	(1,599)
AOCL at October 26, 2019	$(12,429)	$(74,624)	$(87,053)

The amounts reclassified from AOCL during the six months ended October 26, 2019 include gains and losses on cash flow hedges, net of taxes of $342. The impact to the condensed consolidated statements of income and other comprehensive income was an increase to interest expense of $1,450 for the six months ended October 26, 2019. In addition, due to the adoption of ASU No. 2018-02, $2,707 was reclassified from accumulated other comprehensive loss to retained earnings in the first quarter of fiscal 2020. See Note 1 for additional information.
Note 11. Legal Proceedings
From time to time, we become involved in lawsuits, administrative proceedings, government subpoenas, and government investigations (which may, in some cases, involve our entering into settlement agreements or consent decrees), relating to antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, securities, and other matters, including matters arising out of the ordinary course of business. The results of any legal proceedings cannot be predicted with certainty because such matters are inherently uncertain. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve.

We accrue for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Unless otherwise noted, with respect to the specific legal proceedings and claims described below, the amount or range or possible losses is not reasonably estimable. Adverse outcomes in some or all of these matters may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
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
Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all private dental practices and laboratories who purchased dental supplies or equipment in the U.S. directly from any of the defendants, during the period beginning August 31, 2008 until March 31, 2016. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a class-wide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco and Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. Under the terms of the settlement, we paid $28,263 into escrow upon preliminary court approval. Such funds are to be released to the settlement fund administrator upon final court approval of the settlement, which was granted at the fairness hearing held on June 24, 2019. We recorded a pre-tax reserve of $28,263 in our first quarter 2019 results in our Corporate segment to account for the settlement of this matter. On July 16, 2019, objector William Roe filed a notice of appeal of the final order, contesting the amount of attorneys’ fees awarded to class counsel out of the settlement fund. On October 24, 2019, the U.S. District Court approved a settlement between the objector and the plaintiffs that served to resolve the objection.
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the U.S. Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanded the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral arguments on May 1, 2019. On August 14, 2019, the Fifth Circuit affirmed the District Court’s finding that the arbitration provision does not apply to this litigation. Trial is scheduled to begin on February 3, 2020. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the U.S District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed dismissal of IQ Dental's claims that it was injured by an alleged boycott of SourceOne but reversed the District Court on dismissal of IQ Dental's direct boycott claims. The case was remanded to the District Court to proceed in accordance with that opinion. On June 29, 2019, the Second Circuit denied IQ Dental’s petition for rehearing or rehearing en banc. Proceedings in the District Court are ongoing. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. The hearing in front of an Administrative Law Judge of the FTC (the “ALJ”) in Washington, D.C. began on October 16, 2018. The factual record closed on February 21, 2019 and post-trial briefing ended on June 6, 2019. On October 16, 2019, the ALJ announced his initial decision, recommending that Patterson and Benco violated FTC Act Section 5 in 2013 by conspiring to refuse to provide discounts to, or otherwise serve, buying groups representing dental practitioners. Following this initial decision, the Bureau of Competition (the “Bureau”) reached out to Patterson and offered to settle the matter, and on October 18, 2019, the parties agreed to a settlement. As a result of the settlement, Patterson and the Bureau agreed not to appeal the initial decision of the ALJ and Patterson agreed to abide by the terms of the ALJ’s proposed remedial order, which did not impose any monetary fine on the company or require an outside monitor. While we disagreed with the ALJ’s findings, and believed we had meritorious grounds to appeal the initial decision, we determined that, for business reasons including avoiding further cost and burden, a settlement was in our best interest.
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-CV-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act.  Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs.  On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs.  On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the U.S Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommends the dismissal of all claims against individuals defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On September 10, 2019, the District Court adopted the Magistrate Judge's report and recommendation. While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received, and responded to, requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) informed us that our subsidiary, Animal Health International, Inc., had been designated a target of a criminal investigation. The investigation originally related to Animal Health International’s sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal law. After being contacted by the USAO-WDVA, Patterson retained outside legal counsel and began an internal investigation. Since that time, we produced documents both responsive to grand jury subpoenas and voluntarily. In December 2018, as a result of our internal investigation, we voluntarily advised the USAO-WDVA that some of Animal Health International’s shipments of prescription animal health products were made from a warehouse rather than a pharmacy to end-user customers in the states of Virginia and Tennessee. Thereafter, as part of our internal investigation, we conducted a comprehensive review of Animal Health International’s distribution and licensing practices across all 50 U.S. states. That review identified compliance issues in additional states, which we voluntarily disclosed to the USAO-WDVA in April 2019. Our Board of Directors established a special investigation committee to oversee and conduct the investigation, to review our licensing, dispensing, distribution and related sales practices company-wide, and to report on its findings to the Board and to the USAO-WDVA. As a result of the internal investigation, we modified our licensing, dispensing, distribution and related sales processes company-wide. We recently reached an agreement in principle with the USAO-WDVA which we understand will resolve the federal government’s criminal investigation into Animal Health International and other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation. The agreement in principle is subject to negotiation of final terms, approval by all necessary parties, execution of definitive documents and court approval. Under the terms of the agreement in principle, Animal Health International will pay a total criminal fine and forfeiture of $52,800 and Animal Health International will plead guilty to a one-count information charging it with a strict-liability misdemeanor offense under the Federal Food, Drug and Cosmetic Act in connection with its failure to comply with federal law relating to the sales of prescription animal health products. In addition, Animal Health International and Patterson will enter into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and will commit to undertake additional compliance program enhancements and may include other terms that are the subject of ongoing negotiations. Upon reaching this agreement in principle, we recorded a reserve of $58,300 in our Corporate segment for the three and six months ended October 26, 2019 to account for the anticipated settlement of this matter and certain related costs and expenses. This matter may continue to divert management’s attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315.  Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to:  (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.”  Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412,800 worth of its own stock at artificially inflated prices.”  In the derivative complaint, plaintiff asserts three counts against the individual defendants for:  (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment.  Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On February 19, 2019, the Hennepin County District Court ordered this litigation stayed pending resolution of the below-described case brought by Sally Pemberton. On September 10, 2019, the Honorable Patrick J. Schiltz dismissed Pemberton without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On November 5, 2019, the defendants in Johnsen moved to dismiss such action based on plaintiff’s failure to make a pre-suit demand or otherwise properly plead demand futility. While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson:  Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the U.S. District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB).  Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors. Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412,800 of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act.  Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On September 10, 2019, the Honorable Patrick J. Schiltz dismissed this action without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On October 31, 2019, Patterson’s Board of Directors received a written demand to initiate litigation against its officers and directors based on the claims the plaintiff originally presented in her complaint. The Board is reviewing such demand and determining the steps it plans to take to address it. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On October 9, 2018, Nathaniel Kramer filed indirect purchaser litigation against Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company in the U.S. District Court for the District of Northern District of California. The purported class action complaint asserts violations of the California Cartwright Act and the California Unfair Competition Act based on an alleged agreement between Schein, Benco, and Patterson (and unnamed co-conspirators) not to compete as to price and margins. Plaintiff alleges that the agreement allowed the defendants to charge higher prices to dental practices for dental supplies and that the dental practices passed on all, or part of, the increased prices to the consumers of dental services. Subject to certain exclusions, the complaint defines the class as all persons residing in California purchasing and/or reimbursing for dental services from California dental practices. The complaint seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties. On June 28, 2019, the District Court granted Defendants’ motions to dismiss with leave to amend. The parties have stipulated to dismissal of the named plaintiff’s action with prejudice, pursuant to an August 5, 2019 settlement following the named plaintiff’s decision to abandon its efforts to represent the purported class, and we agreed to pay the individual named plaintiff a de minimis amount.
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
Note 12. Subsequent Event
Subsequent to October 26, 2019, we entered into agreements with various lenders, comprised of 2011, 2015 and 2018 institutional purchasers of privately placed debt, to purchase and cancel $378,750 of their notes at par. To retire such debt, which is currently planned to close on or about December 9, 2019, we intend to draw on our revolving line of credit and a committed new term loan under our existing Amended Credit Agreement.
As a result of canceling this debt, we will take a pre-tax non-cash charge of approximately $9,000 in the third quarter of fiscal 2020. This pre-tax charge relates to the January 2014 forward interest rate swap agreement and deferred financing costs.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q for the period ended October 26, 2019, contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are information of a non-historical nature and are subject to risks and uncertainties that are beyond Patterson’s ability to control. Forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of Patterson or the price of Patterson stock. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Such risks and uncertainties include, without limitation, the cautionary language set forth herein; operations disruptions attributable to our enterprise resource planning system implementation; our ability to attract or retain qualified sales representatives and service technicians who relate directly with our customers; the reduction, modification, cancellation or delay of purchases of innovative, high-margin equipment; material changes in our purchasing relationships with suppliers; changes in general market and economic conditions; and the other risks and important factors contained and identified in Patterson’s previous filings with the Securities and Exchange Commission, such as its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, any of which could cause actual results to differ materially from the forward-looking statements.
OVERVIEW
Our financial information for the first six months of fiscal 2020 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2020 and 2019 represents the 13 weeks ended October 26, 2019 and the 13 weeks ended

October 27, 2018, respectively. The six months ended October 26, 2019 and October 27, 2018 each included 26 weeks. Fiscal 2020 will include 52 weeks and fiscal 2019 included 52 weeks.
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

Fiscal 2020 U.S. Attorney's Office Legal Reserve. We incurred costs and expenses of $58.3 million ("Fiscal 2020 U.S. Attorney's Office Legal Reserve") during the second quarter of fiscal 2020 related to the probable settlement of litigation with the U.S. Attorney's Office for the Western District of Virginia. See "Item 1. Legal Proceedings" for additional information.

Fiscal 2020 SourceOne Dental Legal Reserve. We incurred expenses of $17.7 million ("Fiscal 2020 SourceOne Dental Legal Reserve") during the first quarter of fiscal 2020 related to the settlement of litigation with SourceOne Dental, Inc. See "Item 1. Legal Proceedings" for additional information.

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

RESULTS OF OPERATIONS
QUARTER ENDED OCTOBER 26, 2019 COMPARED TO QUARTER ENDED OCTOBER 27, 2018
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	October 26, 2019	October 27, 2018
Net sales	100.0%	100.0%
Cost of sales	78.7	79.0
Gross profit	21.3	21.0
Operating expenses	22.6	18.1
Operating income (loss)	(1.3)	2.9
Other income (expense)	(0.6)	(0.2)
Income (loss) before taxes	(1.9)	2.7
Income tax expense	0.5	0.7
Net income (loss)	(2.4)	2.0
Net loss attributable to noncontrolling interests	—	—
Net income (loss) attributable to Patterson Companies, Inc.	(2.4)%	2.0%
Net Sales. Consolidated net sales for the three months ended October 26, 2019 were $1,418.7 million, an increase of 1.0% from $1,404.8 million for the three months ended October 27, 2018. Foreign exchange rate changes had an unfavorable impact of 0.6% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended October 26, 2019, resulting in an estimated 0.3% unfavorable impact to sales.
Dental segment sales for the three months ended October 26, 2019 were $564.6 million, an increase of 4.1% from $542.5 million for the three months ended October 27, 2018. Foreign exchange rate changes had an unfavorable impact of 0.1% on current quarter sales. Current quarter sales of consumables decreased 0.2%, sales of dental equipment and software increased 12.2%, aided by the new innovation and promotional programs in the CAD/CAM and core equipment categories, and sales of value-added services and other increased 3.2%.
Animal Health segment sales for the three months ended October 26, 2019 were $848.2 million, a decrease of 0.8% from $855.4 million for the three months ended October 27, 2018. Foreign exchange rate changes had an unfavorable impact of 1.0% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended October 26, 2019, resulting in an estimated 0.5% unfavorable impact to sales.
Gross Profit. The consolidated gross profit margin rate for the three months ended October 26, 2019 increased 30 basis points from the prior year quarter to 21.3%, primarily driven by an increase in the gross profit margin rate in our Dental segment.
Operating Expenses. Consolidated operating expenses for the three months ended October 26, 2019 were $319.6 million, a 25.9% increase from the prior year quarter of $253.9 million. We incurred higher operating expenses during the three months ended October 26, 2019 primarily as a result of the Fiscal 2020 U.S. Attorney's Office Legal Reserve. In addition, higher personnel costs resulted in higher operating expenses during the three months ended October 26, 2019. The consolidated operating expense ratio of 22.6% increased 450 basis points from the prior year quarter, which was also driven by these same factors.
Operating Income (Loss). For the three months ended October 26, 2019, operating loss was $18.1 million, or 1.3% of net sales, as compared to operating income of $41.2 million, or 2.9% of net sales for the three months ended October 27, 2018. The decrease in operating income was primarily due to the Fiscal 2020 U.S. Attorney's Office Legal Reserve and higher personnel costs, partially offset by higher gross margins for the three months ended October 26, 2019.
Dental segment operating income was $52.6 million for the three months ended October 26, 2019, an increase of $11.0 million from the prior year quarter. The increase was primarily driven by higher net sales and an improved gross margin rate in the current quarter.

Animal Health segment operating income was $18.2 million for the three months ended October 26, 2019, a decrease of $3.9 million from the prior year quarter. The decrease was primarily driven by lower gross margins, which were lower primarily as a result of a $3.0 million charge related to a settlement with a vendor to exit a purchase agreement.
Corporate segment operating loss was $89.0 million for the three months ended October 26, 2019, as compared to a loss of $22.4 million for the three months ended October 27, 2018. The change was driven primarily by the Fiscal 2020 U.S. Attorney's Office Legal Reserve and higher personnel costs recorded during the three months ended October 26, 2019.
Other Income (Expense). Net other expense for the three months ended October 26, 2019 was $8.8 million, as compared to $3.5 million for the three months ended October 27, 2018. Net other expense was lower during the three months ended October 27, 2018 due to the recognition of a gain related to an investment.
Income Tax Expense. For the three months ended October 26, 2019, income tax expense was $6,426 on a loss before taxes was $26,923. Income tax expense for the three months ended October 26, 2019 was adversely impacted by the Fiscal 2020 U.S. Attorney's Office Legal Reserve, as these costs and expenses are not fully deductible. The effective income tax rate for the three months ended October 27, 2018 was 24.0%.
Net Income (Loss) Attributable to Patterson Companies Inc. and Earnings (Loss) Per Share. Net income (loss) attributable to Patterson Companies Inc. for the three months ended October 26, 2019 was $(33.1) million, compared to $28.9 million for the three months ended October 27, 2018. Earnings (loss) per diluted share were $(0.35) in the current quarter compared to $0.31 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 94.1 million, compared to 93.3 million in the prior year quarter. The current quarter and prior year quarter cash dividend was $0.26 per common share.
SIX MONTHS ENDED OCTOBER 26, 2019 COMPARED TO SIX MONTHS ENDED OCTOBER 27, 2018
The following table summarizes our results as a percent of net sales:

	Six Months Ended
	October 26, 2019	October 27, 2018
Net sales	100.0%	100.0%
Cost of sales	78.5	78.9
Gross profit	21.5	21.1
Operating expenses	21.6	19.4
Operating income (loss)	(0.1)	1.7
Other income (expense)	0.6	(0.5)
Income (loss) before taxes	0.5	1.2
Income tax expense	0.6	0.3
Net income (loss)	(0.1)	0.9
Net loss attributable to noncontrolling interests	—	—
Net income (loss) attributable to Patterson Companies, Inc.	(0.1)%	0.9%
Net Sales. Consolidated net sales for the six months ended October 26, 2019 were $2,747.4 million, a 0.2% increase from $2,741.1 million for the six months ended October 27, 2018. Foreign exchange rate changes had an unfavorable impact of 0.7% on current period sales.
Dental segment sales for the six months ended October 26, 2019 were $1,065.7 million, a 1.6% increase from $1,048.6 million for the six months ended October 27, 2018. Foreign exchange rate changes had an unfavorable impact of 0.2% on current period sales. Current period sales of consumables decreased 0.5%, sales of dental equipment and software increased 3.7% to $313.9 million, and sales of other dental services and products increased 6.4% for the six months ended October 26, 2019.

Animal Health segment sales for the six months ended October 26, 2019 were $1,665.7 million, a (0.9)% decrease from $1,680.6 million for the six months ended October 27, 2018. Foreign exchange rate changes had an unfavorable impact of 1.0% on current period sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the six months ended October 26, 2019, resulting in an estimated 0.5% unfavorable impact to sales.
Gross Profit. The consolidated gross profit margin rate for the six months ended October 26, 2019 increased 40 basis points from the prior year period to 21.5%, driven by an increase in the gross profit margin rates in our Dental and Animal Health segments.
Operating Expenses. Consolidated operating expenses for the six months ended October 26, 2019 were $593.0 million, a 11.3% increase from the prior year period of $533.0 million. We incurred higher operating expenses during the six months ended October 26, 2019 primarily as a result of legal reserve expenses during the six months ended October 26, 2019 being $47.7 million higher than those incurred during the six months ended October 27, 2018. Refer to the Factors Affecting our Results section above for additional information. In addition, we incurred higher personnel costs during the six months ended October 26, 2019. The consolidated operating expense ratio of 21.6% increased 220 basis points from the prior year period, which was also driven by these same factors.
Operating Income (Loss). For the six months ended October 26, 2019, operating loss was $1.5 million, or 0.1% of net sales, as compared to operating income of $45.7 million, or 1.7% of net sales for the six months ended October 27, 2018. The decrease in operating income was primarily due to higher legal reserve expenses and higher personnel costs incurred in the six months ended October 26, 2019, partially offset by higher gross margins.
Dental segment operating income was $86.6 million for the six months ended October 26, 2019, an increase of $9.2 million from the prior year period. The increase was primarily driven by higher net sales and an improved gross margin rate in the current period.
Animal Health segment operating income was $37.8 million for the six months ended October 26, 2019, a decrease of $3.3 million from the prior year period. The decrease was primarily driven by lower gross margins, which were lower primarily as a result of a $3.0 million charge related to a settlement with a vendor to exit a purchase agreement.
Corporate segment operating loss was $125.9 million for the six months ended October 26, 2019, as compared to a loss of $72.8 million for the six months ended October 27, 2018. The change was driven primarily by higher legal reserve expenses and higher personnel costs incurred in the six months ended October 26, 2019.
Other Income (Expense). Net other income for the six months ended October 26, 2019 was $14.5 million, compared to net other expense of $13.5 million for the six months ended October 27, 2018. Net other income for the six months ended October 26, 2019 was driven by the Gain on Investment of $34.3 million.
Income Tax Expense. For the six months ended October 26, 2019, income tax expense was $16,520 on income before taxes of $12,978, for an effective income tax rate of 127.3%. Income tax expense for the six months ended October 26, 2019 was adversely impacted by the Fiscal 2020 U.S. Attorney's Office Legal Reserve, as these costs and expenses are not fully deductible. The effective income tax rate for the six months ended October 27, 2018 was 25.1%.
Net Income (Loss) Attributable to Patterson Companies Inc. and Earnings (Loss) Per Share. Net income (loss) attributable to Patterson Companies Inc. for the six months ended October 26, 2019 was $(3.1) million, compared to $24.4 million for the six months ended October 27, 2018. Earnings (loss) per diluted share were $(0.03) in the current period compared to $0.26 in the prior year period. Weighted average diluted shares outstanding in the current period were 93.9 million, compared to 93.1 million in the prior year period. The current period and prior year period cash dividend was $0.52 per common share.
LIQUIDITY AND CAPITAL RESOURCES
For the six months ended October 26, 2019, net cash used in operating activities was $14.7 million, compared to net cash provided by operating activities of $200.2 million for the six months ended October 27, 2018. Net cash used in operating activities was negative during the six months ended October 26, 2019 primarily due to the impact of our Receivables Securitization Program.

For the six months ended October 26, 2019, net cash provided by investing activities was $189.5 million, compared to net cash provided by investing activities of $146.3 million for the six months ended October 27, 2018. Net cash flows for the six months ended October 26, 2019 were positive primarily due to the collection of $212.3 million of DPP receivables. Capital expenditures were $22.9 million and $22.1 million during the six months ended October 26, 2019 and six months ended October 27, 2018, respectively. We expect to use a total of approximately $55 million for capital expenditures in fiscal 2020.
Net cash used in financing activities for the six months ended October 26, 2019 was $141.7 million. Uses of cash consisted primarily of $87.1 million for payments on long-term debt and $50.5 million for dividend payments. For the six months ended October 27, 2018, net cash used in financing activities was $242.7 million. Uses of cash consisted primarily of $180.3 million for payments on long-term debt and $50.0 million for dividend payments, and cash proceeds included $16.0 million attributed to draws on our revolving line of credit.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500 million. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities were initially set to mature no later than January 2022. During the quarter ended October 26, 2019, we repaid the remaining $81.6 million outstanding under the unsecured term loan. As of October 26, 2019, no amount was outstanding under the revolving line of credit. As of April 27, 2019, $87.1 million was outstanding under the unsecured term loan at an interest rate of 3.7%, and no amount was outstanding under the revolving line of credit.
We expect funds generated from operations, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance strategic initiatives over the remainder of fiscal 2020.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
SUBSEQUENT EVENT
Subsequent to October 26, 2019, we entered into agreements with various lenders, comprised of 2011, 2015 and 2018 institutional purchasers of privately placed debt, to purchase and cancel $378.8 million of their notes at par. To retire such debt, which is currently planned to close on or about December 9, 2019, we intend to draw on our revolving line of credit and a committed new term loan under our existing Amended Credit Agreement.
As a result of canceling this debt, we will take a pre-tax non-cash charge of approximately $9.0 million in the third quarter of fiscal 2020. This pre-tax non-cash charge relates to the January 2014 forward interest rate swap agreement and deferred financing costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2019 Annual Report on Form 10-K filed June 26, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 26, 2019. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 26, 2019.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we become involved in lawsuits, administrative proceedings, government subpoenas, and government investigations (which may, in some cases, involve our entering into settlement agreements or consent decrees), relating to antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, securities, and other matters, including matters arising out of the ordinary course of business. The results of any legal proceedings cannot be predicted with certainty because such matters are inherently uncertain. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve.

We accrue for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Unless otherwise noted, with respect to the specific legal proceedings and claims described below, the amount or range or possible losses is not reasonably estimable. Adverse outcomes in some or all of these matters may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

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

Beginning in January 2016, purported antitrust class action complaints were filed against defendants Henry Schein, Inc., Benco Dental Supply Company and Patterson Companies, Inc. Although there were factual and legal variations among these complaints, each alleged that defendants conspired to foreclose and exclude competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. Subject to certain exclusions, the putative class representatives seek to represent all private dental practices and laboratories who purchased dental supplies or equipment in the U.S. directly from any of the defendants, during the period beginning August 31, 2008 until March 31, 2016. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a class-wide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco and Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. Under the terms of the settlement, we paid $28.3 million into escrow upon preliminary court approval. Such funds are to be released to the settlement fund administrator upon final court approval of the settlement, which was granted at the fairness hearing held on June 24, 2019. We recorded a pre-tax reserve of $28.3 million in our first quarter 2019 results in our Corporate segment to account for the settlement of this matter. On July 16, 2019, objector William Roe filed a notice of appeal of the final order, contesting the amount of attorneys’ fees awarded to class counsel out of the settlement fund. On October 24, 2019, the U.S. District Court approved a settlement between the objector and the plaintiffs that served to resolve the objection.

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the U.S. Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanded the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral arguments on May 1, 2019. On August 14, 2019, the Fifth Circuit affirmed the District Court’s finding that the arbitration provision does not apply to this litigation. Trial is scheduled to begin on February 3, 2020. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the U.S. District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-CV-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed dismissal of IQ Dental's claims that it was injured by an alleged boycott of SourceOne, but reversed the District Court on dismissal of IQ Dental's direct boycott claims. The case was remanded to the District Court to proceed in accordance with that opinion. On June 29, 2019, the Second Circuit denied IQ Dental’s petition for rehearing or rehearing en banc. Proceedings in the District Court are ongoing. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On February 12, 2018, the Federal Trade Commission (“FTC”) issued an administrative complaint entitled In the Matter of Benco Dental Supply Co., Henry Schein, Inc., and Patterson Companies, Inc. Docket No. 9379. The administrative complaint alleges “reason to believe” that Patterson and the other respondents violated Section 5 of the FTC Act, 15 U.S.C. § 45 by conspiring to refuse to offer discounted prices or otherwise negotiate with buying groups seeking to obtain supply agreements on behalf of groups of solo practitioners or small group dental practices. The administrative complaint seeks injunctive relief against Patterson, including an order to cease and desist from the conduct alleged in the complaint and a prohibition from conspiring or agreeing with any competitor or any person to refuse to provide discounts to or compete for the business of any customer. No money damages are sought. The hearing in front of an Administrative Law Judge of the FTC (the “ALJ”) in Washington, D.C. began on October 16, 2018. The factual record closed on February 21, 2019 and post-trial briefing ended on June 6, 2019. On October 16, 2019, the ALJ announced his initial decision, recommending that Patterson and Benco violated FTC Act Section 5 in 2013 by conspiring to refuse to provide discounts to, or otherwise serve, buying groups representing dental practitioners. Following this initial decision, the Bureau of Competition (the “Bureau”) reached out to Patterson and offered to settle the matter, and on October 18, 2019, the parties agreed to a settlement. As a result of the settlement, Patterson and the Bureau agreed not to appeal the initial decision of the ALJ and Patterson agreed to abide by the terms of the ALJ’s proposed remedial order, which did not impose any monetary fine on the company or require an outside monitor. While we disagreed with the ALJ’s findings, and believed we had meritorious grounds to appeal the initial decision, we determined that, for business reasons including avoiding further cost and burden, a settlement was in our best interest.

On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act. Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs. On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs. On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the U.S. Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommends the dismissal of all claims against individuals defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On September 10, 2019, the District Court adopted the Magistrate Judge’s report and recommendation. While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received, and responded to, requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.

During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) informed us that our subsidiary, Animal Health International, Inc., had been designated a target of a criminal investigation. The investigation originally related to Animal Health International’s sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal law. After being contacted by the USAO-WDVA, Patterson retained outside legal counsel and began an internal investigation. Since that time, we produced documents both responsive to grand jury subpoenas and voluntarily. In December 2018, as a result of our internal investigation, we voluntarily advised the USAO-WDVA that some of Animal Health International’s shipments of prescription animal health products were made from a warehouse rather than a pharmacy to end-user customers in the states of Virginia and Tennessee. Thereafter, as part of our internal investigation, we conducted a comprehensive review of Animal Health International’s distribution and licensing practices across all 50 U.S. states. That review identified compliance issues in additional states, which we voluntarily disclosed to the USAO-WDVA in April 2019. Our Board of Directors established a special investigation committee to oversee and conduct the investigation, to review our licensing, dispensing, distribution and related sales practices company-wide, and to report on its findings to the Board and to the USAO-WDVA. As a result of the internal investigation, we modified our licensing, dispensing, distribution and related sales processes company-wide. We recently reached an agreement in principle with the USAO-WDVA which we understand will resolve the federal government’s criminal investigation into Animal Health International and other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation. The agreement in principle is subject to negotiation of final terms, approval by all necessary parties, execution of definitive documents and court approval. Under the terms of the agreement in principle, Animal Health International will pay a total criminal fine and forfeiture of $52.8 million and Animal Health International will plead guilty to a one-count information charging it with a strict-liability misdemeanor offense under the Federal Food, Drug and Cosmetic Act in connection with its failure to comply with federal law relating to the sales of prescription animal health products. In addition, Animal Health International and Patterson will enter into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and will commit to undertake additional compliance program enhancements and may include other terms that are the subject of ongoing negotiations. Upon reaching this agreement in principle, we recorded a reserve of $58.3 million in our Corporate segment for the three and six months ended October 26, 2019 to account for the anticipated settlement of this matter and certain related costs and expenses. This matter may continue to divert management’s attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315. Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to: (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.” Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412.8 million worth of its own stock at artificially inflated prices.” In the derivative complaint, plaintiff asserts three counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment. Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On February 19, 2019, the Hennepin County District Court ordered this litigation stayed pending resolution of the below-described case brought by Sally Pemberton. On September 10, 2019, the Honorable Patrick J. Schiltz dismissed Pemberton without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On November 5, 2019, the defendants in Johnsen moved to dismiss such action based on plaintiff’s failure to make a pre-suit demand or otherwise properly plead demand futility. While the outcome of litigation is inherently uncertain, we believe that the derivative complaint is without merit, and we intend to vigorously defend ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the U.S. District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB). Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors. Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412.8 million of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act. Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On September 10, 2019, the Honorable Patrick J. Schiltz dismissed this action without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On October 31, 2019, Patterson’s Board of Directors received a written demand to initiate litigation against its officers and directors based on the claims the plaintiff originally presented in her complaint. The Board is reviewing such demand and determining the steps it plans to take to address it. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On October 9, 2018, Nathaniel Kramer filed indirect purchaser litigation against Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company in the U.S. District Court for the District of Northern District of California. The purported class action complaint asserts violations of the California Cartwright Act and the California Unfair Competition Act based on an alleged agreement between Schein, Benco, and Patterson (and unnamed co-conspirators) not to compete as to price and margins. Plaintiff alleges that the agreement allowed the defendants to charge higher prices to dental practices for dental supplies and that the dental practices passed on all, or part of, the increased prices to the consumers of dental services. Subject to certain exclusions, the complaint defines the class as all persons residing in California purchasing and/or reimbursing for dental services from California dental practices. The complaint seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties. On June 28, 2019, the District Court granted Defendants’ motions to dismiss with leave to amend. The parties have stipulated to dismissal of the named plaintiff’s action with prejudice, pursuant to an August 5, 2019 settlement following the named plaintiff’s decision to abandon its efforts to represent the purported class, and we agreed to pay the individual named plaintiff a de minimis amount.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 13, 2018, the Board of Directors authorized a $500 million share repurchase program through March 13, 2021. No shares were repurchased under the stock repurchase plan during the second quarter of fiscal 2020.
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

4.1
Note Purchase Agreement, dated December 8, 2011, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Webster Management, LP (incorporated by reference to our Current Report on Form 8-K, filed December 12, 2011 (File No. 000-20572)).

4.2
Note Purchase Agreement, dated March 23, 2015, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Patterson Veterinary Supply, Inc., and Patterson Management, LP (incorporated by reference to our Current Report on Form 8-K, filed March 25, 2015 (File No. 000-20572)).

4.3
Note Purchase Agreement, dated as of March 29, 2018, among Patterson Companies, Inc., and certain of its named subsidiaries as borrowers, and various private lenders (incorporated by reference to our Current Report on Form 8-K, filed March 29, 2018 (File No. 000-20572)).

10.1
Amendment No. 15 to Third Amended and Restated Receivables Purchase Agreement, dated as of August 9, 2019, by and among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent.

10.2
Amendment No. 12 to Amended and Restated Contract Purchase Agreement, dated as of August 2, 2019, by and among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, and Fifth Third Bank, as purchaser and agent.

10.3
Patterson Companies, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Annex A to our Definitive Schedule 14A (Proxy Statement), filed August 2, 2019 (File No. 000-20572)).

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

101
(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended October 26, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of income and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended October 26, 2019 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: December 5, 2019	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)