Form 10-Q
period 2020-01-25
PATTERSON COMPANIES, INC.
filed 2020-03-04
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 25, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 27, 2020, there were 95,806,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 25, 2020	April 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$106,169	$95,646
Receivables, net of allowance for doubtful accounts	451,255	582,094
Inventory	866,313	761,018
Prepaid expenses and other current assets	268,937	165,605
Total current assets	1,692,674	1,604,363
Property and equipment, net	306,687	305,790
Operating lease right-of-use assets	83,302	—
Long-term receivables, net	172,232	113,081
Goodwill	816,642	816,226
Identifiable intangibles, net	323,700	351,153
Other non-current assets	118,315	78,656
Total assets	$3,513,552	$3,269,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802,610	$648,418
Accrued payroll expense	88,687	73,665
Other accrued liabilities	183,613	129,654
Operating lease liabilities	31,547	—
Current maturities of long-term debt	—	23,975
Borrowings on revolving credit	95,000	—
Total current liabilities	1,201,457	875,712
Long-term debt	587,455	725,341
Non-current operating lease liabilities	53,413	—
Other non-current liabilities	199,259	187,709
Total liabilities	2,041,584	1,788,762
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 95,792 and 95,272 shares issued and outstanding	958	953
Additional paid-in capital	145,045	131,460
Accumulated other comprehensive loss	(77,807)	(88,269)
Retained earnings	1,433,163	1,483,496
Unearned ESOP shares	(31,929)	(50,381)
Total Patterson Companies, Inc. stockholders' equity	1,469,430	1,477,259
Noncontrolling interests	2,538	3,248
Total stockholders’ equity	1,471,968	1,480,507
Total liabilities and stockholders’ equity	$3,513,552	$3,269,269
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Net sales	$1,456,155	$1,396,745	$4,203,550	$4,137,817
Cost of sales	1,144,325	1,097,236	3,300,172	3,259,569
Gross profit	311,830	299,509	903,378	878,248
Operating expenses	268,014	254,146	861,034	787,155
Operating income	43,816	45,363	42,344	91,093
Other income (expense):
Other income, net	2,307	1,427	34,493	8,621
Interest expense	(16,584)	(9,172)	(34,320)	(29,849)
Income before taxes	29,539	37,618	42,517	69,865
Income tax expense	6,567	6,564	23,087	14,674
Net income	22,972	31,054	19,430	55,191
Net loss attributable to noncontrolling interests	(255)	(171)	(710)	(447)
Net income attributable to Patterson Companies, Inc.	$23,227	$31,225	$20,140	$55,638
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.25	$0.34	$0.21	$0.60
Diluted	$0.24	$0.33	$0.21	$0.60
Weighted average shares:
Basic	94,267	92,818	94,052	92,677
Diluted	95,021	93,653	94,828	93,347
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Comprehensive income:
Net income	$22,972	$31,054	$19,430	$55,191
Foreign currency translation gain (loss)	2,619	3,184	5,434	(9,676)
Cash flow hedges, net of tax	6,627	548	7,735	1,649
Comprehensive income	$32,218	$34,786	$32,599	$47,164
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
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 27, 2019	95,272	$953	$131,460	$(88,269)	$1,483,496	$(50,381)	$3,248	$1,480,507
Foreign currency translation	—	—	—	(3,799)	—	—	—	(3,799)
Cash flow hedges	—	—	—	554	—	—	—	554
Net income (loss)	—	—	—	—	30,042	—	(235)	29,807
Dividends declared	—	—	—	—	(24,856)	—	—	(24,856)
Common stock issued and related tax benefits	198	2	(5,371)	—	—	—	—	(5,369)
Stock based compensation	—	—	6,634	—	—	—	—	6,634
ESOP activity	—	—	—	—	—	18,452	—	18,452
Adoption of ASU 2016-02	—	—	—	—	1,447	—	—	1,447
Adoption of ASU 2018-02	—	—	—	(2,707)	2,707	—	—	—
Balance at July 27, 2019	95,470	955	132,723	(94,221)	1,492,836	(31,929)	3,013	1,503,377
Foreign currency translation	—	—	—	6,614	—	—	—	6,614
Cash flow hedges	—	—	—	554	—	—	—	554
Net income (loss)	—	—	—	—	(33,129)	—	(220)	(33,349)
Dividends declared	—	—	—	—	(24,874)	—	—	(24,874)
Common stock issued and related tax benefits	245	2	731	—	—	—	—	733
Stock based compensation	—	—	5,569	—	—	—	—	5,569
Balance at October 26, 2019	95,715	957	139,023	(87,053)	1,434,833	(31,929)	2,793	1,458,624
Foreign currency translation	—	—	—	2,619	—	—	—	2,619
Cash flow hedges	—	—	—	6,627	—	—	—	6,627
Net income (loss)	—	—	—	—	23,227	—	(255)	22,972
Dividends declared	—	—	—	—	(24,897)	—	—	(24,897)
Common stock issued and related tax benefits	77	1	463	—	—	—	—	464
Stock based compensation	—	—	5,559	—	—	—	—	5,559
Balance at January 25, 2020	95,792	$958	$145,045	$(77,807)	$1,433,163	$(31,929)	$2,538	$1,471,968
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 25, 2020	January 26, 2019
Operating activities:
Net income	$19,430	$55,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	33,995	33,317
Amortization	27,897	29,108
Investment gain	(34,334)	—
Non-cash employee compensation	28,661	22,282
Accelerated amortization of costs on early repayment of debt	8,984	—
Deferred consideration in securitized receivables	(359,329)	(308,592)
Change in assets and liabilities, net of acquired	105,740	245,038
Net cash provided by (used in) operating activities	(168,956)	76,344
Investing activities:
Additions to property and equipment	(32,872)	(33,926)
Collection of deferred purchase price receivables	359,329	308,592
Other investing activities	—	2,875
Net cash provided by investing activities	326,457	277,541
Financing activities:
Dividends paid	(75,522)	(74,731)
Proceeds from issuance of long-term debt	300,000	—
Debt issuance costs	(3,300)	—
Payments on long-term debt	(460,840)	(244,010)
Draw on revolving credit	95,000	13,000
Other financing activities	(3,319)	6,228
Net cash used in financing activities	(147,981)	(299,513)
Effect of exchange rate changes on cash	1,003	75
Net change in cash and cash equivalents	10,523	54,447
Cash and cash equivalents at beginning of period	95,646	62,984
Cash and cash equivalents at end of period	$106,169	$117,431
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of January 25, 2020, and our results of operations and cash flows for the periods ended January 25, 2020 and January 26, 2019. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended January 25, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 25, 2020. These financial statements should be read in conjunction with the financial statements included in our 2019 Annual Report on Form 10-K filed on June 26, 2019.
The unaudited condensed consolidated financial statements include the assets and liabilities of PDC Funding Company, LLC ("PDC Funding"), PDC Funding Company II, LLC ("PDC Funding II"), PDC Funding Company III, LLC ("PDC Funding III") and PDC Funding Company IV, LLC ("PDC Funding IV"), which are our wholly owned subsidiaries and separate legal entities formed under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities established to sell customer installment sale contracts to outside financial institutions in the normal course of their business. PDC Funding III and PDC Funding IV are fully consolidated special purpose entity established to sell certain receivables to unaffiliated financial institutions. The assets of PDC Funding, PDC Funding II, PDC Funding III and PDC Funding IV would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding, PDC Funding II, PDC Funding III or PDC Funding IV. The unaudited condensed consolidated financial statements also include the assets and liabilities of Technology Partner Innovations, LLC, which is further described in Note 9.
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2020 and 2019 represents the 13 weeks ended January 25, 2020 and the 13 weeks ended January 26, 2019, respectively. The nine months ended January 25, 2020 and January 26, 2019 each included 39 weeks. Fiscal 2020 will include 52 weeks and fiscal 2019 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Gain on investment	$—	$—	$34,334	$4,477
Loss on interest rate swap agreements	(485)	—	(6,048)	—
Other	2,792	1,427	6,207	4,144
Other income, net	$2,307	$1,427	$34,493	$8,621
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $2,040 and $177 for the three months ended January 25, 2020 and January 26, 2019, respectively. The income tax expense related to cash flow hedges was $2,382 and $534 for the nine months ended January 25, 2020 and January 26, 2019, respectively.

Earnings Per Share
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted earnings per share ("EPS"):

	Three Months Ended		Nine Months Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Denominator for basic EPS – weighted average shares	94,267	92,818	94,052	92,677
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	754	835	776	670
Denominator for diluted EPS – weighted average shares	95,021	93,653	94,828	93,347

Potentially dilutive securities representing 2,790 and 2,921 shares for the three and nine months ended January 25, 2020, respectively, and 1,853 and 1,764 shares for the three and nine months ended January 26, 2019, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of January 25, 2020 and April 27, 2019 were $2,149 and $0, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At January 25, 2020 and April 27, 2019, contract liabilities of $23,554 and $22,004 were reported in other accrued liabilities, respectively. During the nine months ended January 25, 2020, we recognized $18,490 of the amount previously deferred at April 27, 2019.
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
Note 2. Receivables Securitization Program
In the first quarter of fiscal 2019 and the third quarter of fiscal 2020, we entered into Receivables Purchase Agreements (the “Receivables Purchase Agreements”) with MUFG Bank, Ltd. ("MUFG") (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.). Under these agreements, MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”). The sale of these receivables is accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We utilize PDC Funding III and PDC Funding IV to facilitate the sale to fulfill requirements within the agreement.
Sales of Receivables occur daily and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of January 25, 2020. As of January 25, 2020, $200,000 of the amount available under the Receivables Purchase Agreements was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The DPP receivable was $159,409 as of January 25, 2020 and $57,238 as of April 27, 2019. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables. We recorded a loss on sale of Receivables within operating expenses in the condensed consolidated statements of income and other comprehensive income of $1,468 and $5,013 during the three and nine months ended January 25, 2020, respectively, and $2,719 and $5,590 during the three and nine months ended January 26, 2019, respectively.
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
Total lease cost for the three and nine months ended January 25, 2020 was $9,258 and $27,222, respectively, which includes variable lease costs and short-term lease costs, which are immaterial.
The following table presents future maturities of lease liabilities:

Remainder of 2020	$9,395
2021	32,291
2022	24,865
2023	14,419
2024	6,429
After 2024	2,609
Total lease payments	90,008
Less: imputed interest	(5,048)
Present value of lease liabilities	$84,960

The following tables present other supplemental information related to leases:

Nine months ended
January 25, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$28,322
Lease assets obtained in exchange for new operating lease liabilities	$22,854

January 25, 2020
Weighted-average remaining lease term - operating leases	3.20 years
Weighted-average discount rate - operating leases	3.61%

Note 4. Debt
Our long-term debt consists of the following:

		Carrying Value
	Interest Rate	January 25, 2020	April 27, 2019
Senior notes due fiscal 2022 (1)	3.59%	$100,750	$165,000
Senior notes due fiscal 2024 (1)	3.74%	33,000	100,000
Senior notes due fiscal 2025 (2)	3.48%	117,500	250,000
Senior notes due fiscal 2028 (3)	3.79%	40,000	150,000
Term loan due fiscal 2022 (4)	3.73%	—	87,091
Term loan due fiscal 2023 (5)	3.41%	300,000	—
Less: Deferred debt issuance costs		(3,795)	(2,775)
Total debt		587,455	749,316
Less: Current maturities of long-term debt		—	(23,975)
Long-term debt		$587,455	$725,341

(1)Issued in December 2011.
(2)Issued in March 2015.
(3)Issued in March 2018.
(4)Issued in June 2015, amended in January 2017.
(5)Issued in December 2019. Interest rate is LIBOR plus 1.75% as of January 25, 2020.

Future principal payments due, based on stated contractual maturities for our long-term debt, are as follows as of January 25, 2020:

Fiscal Year
Remainder of 2020	$—
2021	—
2022	100,750
2023	300,000
2024	33,000
Thereafter	157,500
Total	$591,250

In fiscal 2017, we entered into an amended credit agreement ("Amended Credit Agreement"), consisting of a $295,075 term loan and a $750,000 revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500,000. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities were initially set to mature no later than January 2022. During the quarter ended October 26, 2019, we repaid the remaining $81,558 outstanding under the unsecured term loan. As of January 25, 2020, $95,000 was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 3.1%. At April 27, 2019, $87,091 was outstanding under the Amended Credit Agreement unsecured term loan at an interest rate of 3.7%, and no amount was outstanding under the Amended Credit Agreement revolving line of credit.
In December 2019, we entered into a senior unsecured term loan facility agreement (the “Term Facility Agreement”), consisting of a $300,000 term loan. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread is based on our leverage ratio, as defined in the Term Facility Agreement. The proceeds were used to repay certain existing indebtedness, pay fees and expenses incurred in connection with the Term Facility Agreement, and finance our ongoing working capital and other general corporate purposes. The Term Facility will mature no later than December 20, 2022. As of January 25, 2020, $300,000 was outstanding under the Term Facility at an interest rate of 3.4%.

During the three months ended January 25, 2020, we repaid certain indebtedness totaling $373,750. The changes to the senior notes due between fiscal 2022 and fiscal 2028 shown in the table above reflect the aggregate $373,750 repaid. As a result, we recorded a pre-tax non-cash charge of $8,984 during the three months ended January 25, 2020. This charge relates to the January 2014 forward interest rate swap agreement and accelerated amortization of debt issuance costs.
We are subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We were in compliance with the covenants under our debt agreements as of January 25, 2020.
Note 5. Customer Financing
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at January 25, 2020 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 11.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at January 25, 2020 was $100,000.
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
During the three months ended January 25, 2020 and January 26, 2019, we sold $143,203 and $107,715 of contracts under these arrangements, respectively. During the nine months ended January 25, 2020 and January 26, 2019, we sold $244,827 and $195,738 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $11,272 and $6,641 during the three months ended January 25, 2020 and January 26, 2019, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of income and other comprehensive income, we recorded a gain of $22,168 and $11,866 during the nine months ended January 25, 2020 and January 26, 2019, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $34,934 and $34,016 as of January 25, 2020 and April 27, 2019, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $67,208 and $48,559 as of January 25, 2020 and April 27, 2019, respectively, of finance contracts we have not yet sold. A total of $577,851 of finance contracts receivable sold under the arrangements was outstanding at January 25, 2020. The DPP receivable under the arrangements was $178,428 and $121,657 as of January 25, 2020 and April 27, 2019, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at January 25, 2020.
Note 6. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 25, 2020, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2027. We sold an identical interest rate cap to the same bank. As of January 25, 2020, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of November 2026. We sold an identical interest rate cap to the same bank.
These interest rate cap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs.
In January 2014, we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for it as a cash flow hedge, in order to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015. These notes were repaid on March 25, 2015 and replaced with new $250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount is recorded in other comprehensive income (loss), net of tax, and is recognized as interest expense over the life of the related debt. During the three months ended January 25, 2020, we repaid certain indebtedness, resulting in accelerating a portion of this interest expense and recording a pre-tax non-cash charge of $8,134 during the three months ended January 25, 2020. See Note 4 for additional information.

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

As of April 27, 2019, the remaining notional amount for these interest rate swap agreements was $553,719, with the latest maturity date in fiscal 2026. During the nine months ended January 25, 2020, we entered into forward interest rate swap agreements with a notional amount of $221,460. As of January 25, 2020, the remaining notional amount for all outstanding interest rate swap agreements was $639,616, with the latest maturity date in fiscal 2027.

Net cash payments of $1,375 were made during the nine months ended January 25, 2020 to settle a portion of our liabilities related to these interest rate swap agreements. These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash provided by (used in) operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	January 25, 2020	April 27, 2019
Assets:
Interest rate contracts	Other non-current assets	$152	$380
Liabilities:
Interest rate contracts	Other accrued liabilities	2,823	1,034
Interest rate contracts	Other non-current liabilities	4,905	2,160
Total liability derivatives		$7,728	$3,194

The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	Income statement location	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Interest rate contracts	Interest expense	$(8,667)	$(725)	$(10,117)	$(2,183)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Income statement location	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Interest rate contracts	Other income, net	$(485)	$(284)	$(6,048)	$(284)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and nine months ended January 25, 2020 or January 26, 2019.
We recorded no ineffectiveness during the three and nine month periods ended January 25, 2020 and January 26, 2019. As of January 25, 2020, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
Note 7. Fair Value Measurements
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	January 25, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,096	$2,096	$—	$—
DPP receivable - receivables securitization program	159,409	—	—	159,409
DPP receivable - customer financing	178,428	—	—	178,428
Derivative instruments	152	—	152	—
Total assets	$340,085	$2,096	$152	$337,837
Liabilities:
Derivative instruments	$7,728	$—	$7,728	$—

	April 27, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,529	$19,529	$—	$—
DPP receivable - receivables securitization program	57,238	—	—	57,238
DPP receivable - customer financing	121,657	—	—	121,657
Derivative instruments	380	—	380	—
Total assets	$198,804	$19,529	$380	$178,895
Liabilities:
Derivative instruments	$3,194	$—	$3,194	$—
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
During the nine months ended January 25, 2020, we recorded a pre-tax gain of $34,334 related to one of our investments in other income, net in our condensed consolidated statements of income and other comprehensive income. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences. As of January 25, 2020 and April 27, 2019, this investment had a carrying value of $51,628 and $17,294, respectively. There were no fair value adjustments to such assets during the nine months ended January 26, 2019.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of January 25, 2020 and April 27, 2019 was $605,122 and $758,121, respectively, as compared to a carrying value of $587,455 and $749,316 at January 25, 2020 and April 27, 2019, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 25, 2020 and April 27, 2019.
Note 8. Income Taxes
The effective income tax rate for the three months ended January 25, 2020 was 22.2% compared to 17.4% for the three months ended January 26, 2019. The increase in the rate was primarily due to the impacts of certain one-time adjustments reflected in the prior year quarter.
The effective income tax rate for the nine months ended January 25, 2020 was 54.3% compared to 21.0% for the nine months ended January 26, 2019. The current period rate was adversely impacted by the $58,300 pre-tax expense recorded in the three months ended October 26, 2019 related to the probable settlement of litigation with the U.S. Attorney's Office for the Western District of Virginia, as these costs and expenses are not fully deductible. See Note 12 for additional information.

Note 9. Technology Partner Innovations, LLC
In the first quarter of fiscal 2019, we entered into an agreement with Cure Partners to form Technology Partner Innovations, LLC (TPI), which is launching a new cloud-based practice management software, NaVetor. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three months ended January 25, 2020 and January 26, 2019, net loss attributable to the noncontrolling interest was $255 and $171, respectively. During the nine months ended January 25, 2020 and January 26, 2019, net loss attributable to the noncontrolling interest was $710 and $447, respectively. Noncontrolling interests on the condensed consolidated balance sheets at January 25, 2020 were $2,538.
Note 10. Segment and Geographic Data
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
The following tables present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Consolidated net sales
United States	$1,217,291	$1,170,446	$3,491,053	$3,440,533
United Kingdom	152,367	141,877	455,185	446,234
Canada	86,497	84,422	257,312	251,050
Total	$1,456,155	$1,396,745	$4,203,550	$4,137,817
Dental net sales
United States	$570,639	$529,522	$1,528,422	$1,478,552
Canada	55,950	50,211	163,906	149,761
Total	$626,589	$579,733	$1,692,328	$1,628,313
Animal Health net sales
United States	$634,371	$631,407	$1,934,421	$1,940,594
United Kingdom	152,367	141,877	455,185	446,234
Canada	30,547	34,211	93,406	101,289
Total	$817,285	$807,495	$2,483,012	$2,488,117
Corporate net sales
United States	$12,281	$9,517	$28,210	$21,387
Total	$12,281	$9,517	$28,210	$21,387

	Three Months Ended		Nine Months Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Consolidated net sales
Consumable	$1,091,571	$1,079,566	$3,315,759	$3,327,214
Equipment and software	270,325	234,251	612,167	563,269
Value-added services and other	94,259	82,928	275,624	247,334
Total	$1,456,155	$1,396,745	$4,203,550	$4,137,817
Dental net sales
Consumable	$300,406	$294,708	$905,540	$902,753
Equipment and software	252,874	217,649	566,750	520,292
Value-added services and other	73,309	67,376	220,038	205,268
Total	$626,589	$579,733	$1,692,328	$1,628,313
Animal Health net sales
Consumable	$791,165	$784,858	$2,410,219	$2,424,461
Equipment and software	17,451	16,602	45,417	42,977
Value-added services and other	8,669	6,035	27,376	20,679
Total	$817,285	$807,495	$2,483,012	$2,488,117
Corporate net sales
Value-added services and other	$12,281	$9,517	$28,210	$21,387
Total	$12,281	$9,517	$28,210	$21,387

	Three Months Ended		Nine Months Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Operating income (loss)
Dental	$48,822	$51,120	$135,458	$128,587
Animal Health	13,438	15,033	51,236	56,096
Corporate	(18,444)	(20,790)	(144,350)	(93,590)
Consolidated operating income	$43,816	$45,363	$42,344	$91,093

	January 25, 2020	April 27, 2019
Total assets
Dental	$749,074	$641,721
Animal Health	2,224,069	2,156,723
Corporate	540,409	470,825
Total assets	$3,513,552	$3,269,269

Note 11. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of January 25, 2020:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 27, 2019	$(10,830)	$(77,439)	$(88,269)
Other comprehensive loss before reclassifications	—	5,434	5,434
Amounts reclassified from AOCL	5,028	—	5,028
AOCL at January 25, 2020	$(5,802)	$(72,005)	$(77,807)
The amounts reclassified from AOCL during the nine months ended January 25, 2020 include gains and losses on cash flow hedges, net of taxes of $2,382. The impact to the condensed consolidated statements of income and other comprehensive income was an increase to interest expense of $10,117 for the nine months ended January 25, 2020, which includes $8,134 of expense related to the early repayment of debt discussed further in Note 4. In addition, due to the adoption of ASU No. 2018-02, $2,707 was reclassified from AOCL to retained earnings in the first quarter of fiscal 2020. See Note 1 for additional information.
Note 12. Legal Proceedings
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
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the U.S. Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanded the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral arguments on May 1, 2019. On August 14, 2019, the Fifth Circuit affirmed the District Court’s finding that the arbitration provision does not apply to this litigation. On January 15, 2020, we reached an agreement in principle to settle with Archer. The agreement in principle is subject to execution of a definitive settlement agreement.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the U.S District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed dismissal of IQ Dental's claims that it was injured by an alleged boycott of SourceOne but reversed the District Court on dismissal of IQ Dental's direct boycott claims. The case was remanded to the District Court to proceed in accordance with that opinion. On June 29, 2019, the Second Circuit denied IQ Dental’s petition for rehearing or rehearing en banc. On January 23, 2020, we settled with IQ Dental and the action was dismissed on February 10, 2020.
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
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) informed us that our subsidiary, Animal Health International, Inc., had been designated a target of a criminal investigation. The investigation originally related to Animal Health International’s sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal law. After being contacted by the USAO-WDVA, Patterson retained outside legal counsel and began an internal investigation. Since that time, we produced documents both responsive to grand jury subpoenas and voluntarily. In December 2018, as a result of our internal investigation, we voluntarily advised the USAO-WDVA that some of Animal Health International’s shipments of prescription animal health products were made from a warehouse rather than a pharmacy to end-user customers in the states of Virginia and Tennessee. Thereafter, as part of our internal investigation, we conducted a comprehensive review of Animal Health International’s distribution and licensing practices across all 50 U.S. states. That review identified compliance issues in additional states, which we voluntarily disclosed to the USAO-WDVA in April 2019. Our Board of Directors established a special investigation committee to oversee and conduct the investigation, to review our licensing, dispensing, distribution and related sales practices company-wide, and to report on its findings to the Board and to the USAO-WDVA. As a result of the internal investigation, we modified our licensing, dispensing, distribution and related sales processes company-wide. We have reached an agreement with the USAO-WDVA which we understand will resolve the federal government’s criminal investigation into Animal Health International and other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation. The agreement is subject to court approval. Under the terms of the agreement, Animal Health International has agreed to pay a total criminal fine and forfeiture of $52,800, which payment was made in the fourth quarter of fiscal 2020, and Animal Health International has pleaded guilty to a one-count information charging it with a strict-liability misdemeanor offense under the Federal Food, Drug and Cosmetic Act in connection with its failure to comply with federal law relating to the sales of prescription animal health products. In addition, Animal Health International and Patterson have entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications for the period from the date of signing the non-prosecution agreement through the next three full fiscal years. We recorded a reserve of $58,300 in our Corporate segment for the three and six months ended October 26, 2019 to account for the anticipated settlement of this matter and certain related costs and expenses. This matter may continue to divert management’s attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315. Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to: (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.” Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412,800 worth of its own stock at artificially inflated prices.” In the derivative complaint, plaintiff asserts three counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment. Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On February 19, 2019, the Hennepin County District Court ordered this litigation stayed pending resolution of the below-described case brought by Sally Pemberton. On September 10, 2019, the Honorable Patrick J. Schiltz dismissed Pemberton without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On November 5, 2019, the defendants in Johnsen moved to dismiss such action based on plaintiff’s failure to make a pre-suit demand or otherwise properly plead demand futility. On December 12, 2019, in light of the outcome in Pemberton, the defendants and Johnsen entered into a stipulation for voluntary dismissal of the Johnsen action, which the court granted on December 13, 2019.
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the U.S. District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB). Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors. Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412,800 of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act. Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On September 10, 2019, the Honorable Patrick J. Schiltz dismissed this action without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On October 31, 2019, Patterson’s Board of Directors received a written demand to initiate litigation against its officers and directors based on the claims the plaintiff originally presented in her complaint. The Board is in the process of creating a Special Litigation Committee to review such demand and determine how to address it. We do not anticipate that this matter will have a material adverse effect on our financial statements.

On January 29, 2019, a purported class action complaint was filed by R. Lawrence Hatchett, M.D. against Patterson Companies, Inc., Henry Schein, Inc., Benco Dental Supply Company, and unnamed co-conspirators in the U.S. District Court for the Southern District of Illinois. The complaint alleges that members of the proposed class suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Schein, Benco and Patterson. The complaint alleges that the alleged conspiracy overcharged Illinois dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the class. Subject to certain exclusions, the complaint defines the class as all persons residing in Illinois purchasing and/or reimbursing for dental care provided by independent Illinois dental practices purchasing dental supplies from the defendants, or purchasing from buying groups purchasing these supplies from the defendants, on or after January 29, 2015. The complaint alleges violations of the Illinois Antitrust Act, 740 Ill. Comp. Stat. §§ 10/3(2), 10/7(2), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On February 13, 2020, the court granted defendants' motion to dismiss for lack of standing and dismissed the action with prejudice.
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation, MDL No. 2804 (the “MDL”), is pending in the U.S. District Court for the Northern District of Ohio. On July 12, 2018, Bon Secours Health System, Inc., Bon Secours- Richmond Community Hospital, Incorporated, Bon Secours DePaul Medical Center, Inc., Bon Secours- Memorial Regional Medical Center, Inc., Bon Secours- St. Francis Medical Center, Inc., Bon Secours- St. Mary’s Hospital of Richmond, Inc., Bon Secours- Virginia Healthsource, Inc., Chesapeake Hospital Corporation, Mary Immaculate Hospital, Incorporated and Maryview Hospital (collectively, the “MDL Plaintiffs”) filed a complaint in the MDL against 26 manufacturers and wholesale distributors of prescription opiates (the “MDL Defendants”) alleging that the MDL Defendants improperly marketed, sold or distributed prescription opiates. The MDL Plaintiffs’ complaint alleges violations of federal RICO statutes, violations of the Virginia Consumer Protections Act, negligence, negligence per se, wantonness, recklessness, and gross negligence, fraud and public nuisance. The MDL Plaintiffs seek injunctive relief, the imposition of civil penalties, monetary damages, punitive damages, pre- and post-judgment interest and attorneys’ fees and costs. Neither Patterson nor any of its subsidiaries were named as MDL Defendants in the original complaint. On March 15, 2019, the MDL Plaintiffs amended and supplemented their complaint to assert violations of federal RICO statutes against 67 manufacturers and wholesale distributors of prescription opiates (the “Amended MDL Defendants”). Two of Patterson’s subsidiaries, Patterson Logistics Services, Inc. and Patterson Veterinary Supply, Inc., are named as Amended MDL Defendants. The MDL Plaintiffs allege that the Amended MDL Defendants “breached their legal duties under federal law to monitor, detect, investigate, refuse and report suspicious orders of prescription opiates.” Patterson Logistics Services Inc. and Patterson Veterinary Supply, Inc. were voluntarily dismissed from this action with prejudice on January 9, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The U.S. Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those disclosed in the statement.

This Form 10-Q contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including statements regarding future financial performance, and the objectives and expectations of management. Forward-looking statements often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements.

Any number of factors could affect our actual results and cause such results to differ materially from those contemplated by any forward-looking statements, including, but not limited to, the following: the effects of the highly competitive dental and animal health supply markets in which we compete; general economic conditions, including political and economic uncertainty; our dependence on relationships with sales representatives, service technicians and customers; potential disruption of distribution capabilities, including service issues with third-party shippers; our dependence on suppliers for the manufacture and supply of the products we sell; the risk that private label sales could adversely affect our sales of other products; our dependence on positive perceptions of Patterson’s reputation; litigation risks, including new or unanticipated litigation developments; changes in consumer preferences; fluctuations in quarterly financial results; risks from the expansion of customer purchasing power; increased competition from third-party online commerce sites; the risks inherent in international operations, including currency fluctuations; the effects of health care reform; failure to comply with regulatory requirements and data privacy laws; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; volatility in the financial markets; volatility in the price of our common stock; our dependence on our senior management; disruptions from our enterprise resource planning system initiatives; and risks associated with interest rate fluctuations. The order in which these factors appear should not be construed to indicate their relative importance or priority. We caution that these factors may not be exhaustive, accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results.

You should carefully consider these and other relevant factors, including those risk factors in Part I, Item 1A, (“Risk Factors”) in our most recent Form 10-K, and information which may be contained in our other filings with the U.S. Securities and Exchange Commission, or SEC, when reviewing any forward-looking statement. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider the foregoing list, or the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.
OVERVIEW
Our financial information for the first nine months of fiscal 2020 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2020 and 2019 represents the 13 weeks ended January 25, 2020 and the 13 weeks ended January 26, 2019, respectively. The nine months ended January 25, 2020 and January 26, 2019 each included 39 weeks. Fiscal 2020 will include 52 weeks and fiscal 2019 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
Receivables Securitization Program. In the first quarter of fiscal 2019 and the third quarter of fiscal 2020, we entered into receivables purchase agreements with MUFG Bank, Ltd. ("MUFG"). Under these agreements, MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”).

The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The initial transaction in the first quarter of fiscal 2019 was a sale of $237.6 million of net receivables. From this sale, we received $171.0 million of cash. The proceeds from the initial sale were primarily used to reduce debt. The transaction in the third quarter of fiscal 2020 reduced our net receivables by $120.1 million and increased cash by $29.0 million as of January 25, 2020. As of January 25, 2020, the maximum available under the receivables purchase agreements was $200.0 million, of which $200.0 million was utilized. The DPP receivable was $159.4 million as of January 25, 2020.

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

Early Repayment of Debt. During the three months ended January 25, 2020, we repaid certain indebtedness totaling $373.8 million ("Early Repayment of Debt"). As a result, we recorded a pre-tax non-cash charge of $9.0 million during the three months ended January 25, 2020. This charge relates to the January 2014 forward interest rate swap agreement and accelerated amortization of debt issuance costs.

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
RESULTS OF OPERATIONS
QUARTER ENDED JANUARY 25, 2020 COMPARED TO QUARTER ENDED JANUARY 26, 2019
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	January 25, 2020	January 26, 2019
Net sales	100.0%	100.0%
Cost of sales	78.6	78.6
Gross profit	21.4	21.4
Operating expenses	18.4	18.2
Operating income	3.0	3.2
Other income (expense)	(1.0)	(0.5)
Income before taxes	2.0	2.7
Income tax expense	0.4	0.5
Net income	1.6	2.2
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	1.6%	2.2%
Net Sales. Consolidated net sales for the three months ended January 25, 2020 were $1,456.2 million, an increase of 4.3% from $1,396.7 million for the three months ended January 26, 2019. Foreign exchange rate changes had a favorable impact of 0.2% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended January 25, 2020, resulting in an estimated 0.2% unfavorable impact to sales.
Dental segment sales for the three months ended January 25, 2020 were $626.6 million, an increase of 8.1% from $579.7 million for the three months ended January 26, 2019. Foreign exchange rate changes had a favorable impact of 0.1% on current quarter sales. Current quarter sales of consumables increased 1.9%, sales of dental equipment and software increased 16.2%, aided by the new innovation and promotional programs in the CAD/CAM category, and sales of value-added services and other increased 8.8%.
Animal Health segment sales for the three months ended January 25, 2020 were $817.3 million, an increase of 1.2% from $807.5 million for the three months ended January 26, 2019. Foreign exchange rate changes had a favorable impact of 0.3% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended January 25, 2020, resulting in an estimated 0.4% unfavorable impact to sales.
Gross Profit. The consolidated gross profit margin rate for the three months ended January 25, 2020 and the three months ended January 26, 2019 was 21.4%.
Operating Expenses. Consolidated operating expenses for the three months ended January 25, 2020 were $268.0 million, a 5.5% increase from the prior year quarter of $254.1 million. We incurred higher operating expenses during the three months ended January 25, 2020 primarily as a result of higher integration and business restructuring expenses, as well as higher personnel costs. The consolidated operating expense ratio of 18.4% increased 20 basis points from the prior year quarter, which was also driven primarily by these same factors.
Operating Income. For the three months ended January 25, 2020, operating income was $43.8 million, or 3.0% of net sales, as compared to operating income of $45.4 million, or 3.2% of net sales for the three months ended January 26, 2019. The decrease in operating income was primarily due to higher integration and business restructuring expenses and higher personnel costs, partially offset by higher net sales for the three months ended January 25, 2020.
Dental segment operating income was $48.8 million for the three months ended January 25, 2020, a decrease of $2.3 million from the prior year quarter. The decrease in operating income was primarily due to higher integration and business restructuring expenses and higher personnel costs, partially offset by higher net sales in the current quarter.
Animal Health segment operating income was $13.4 million for the three months ended January 25, 2020, a decrease of $1.6 million from the prior year quarter. The decrease was primarily driven by higher integration and business restructuring expenses and higher personnel costs in the current quarter, partially offset by higher gross margins in the current quarter.
Corporate segment operating loss was $18.4 million and $20.8 million for the three months ended January 25, 2020 and January 26, 2019, respectively. The change was driven primarily by higher net sales recorded during the three months ended January 25, 2020, partially offset by higher integration and business restructuring expenses and higher personnel costs.
Other Income (Expense). Net other expense for the three months ended January 25, 2020 was $14.3 million, as compared to $7.7 million for the three months ended January 26, 2019. Net other expense was higher during the current quarter due to higher interest expense, which was driven by the Early Repayment of Debt.
Income Tax Expense. The effective income tax rate for the three months ended January 25, 2020 was 22.2% compared to 17.4% for the three months ended January 26, 2019. The increase in the rate was primarily due to the impacts of certain one-time adjustments reflected in the prior year quarter.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the three months ended January 25, 2020 was $23.2 million, compared to $31.2 million for the three months ended January 26, 2019. Earnings per diluted share were $0.24 in the current quarter compared to $0.33 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 95.0 million, compared to 93.7 million in the prior year quarter. The current quarter and prior year quarter cash dividend was $0.26 per common share.
NINE MONTHS ENDED JANUARY 25, 2020 COMPARED TO NINE MONTHS ENDED JANUARY 26, 2019
The following table summarizes our results as a percent of net sales:

	Nine Months Ended
	January 25, 2020	January 26, 2019
Net sales	100.0%	100.0%
Cost of sales	78.5	78.8
Gross profit	21.5	21.2
Operating expenses	20.5	19.0
Operating income	1.0	2.2
Other income (expense)	—	(0.5)
Income before taxes	1.0	1.7
Income tax expense	0.5	0.4
Net income	0.5	1.3
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	0.5%	1.3%
Net Sales. Consolidated net sales for the nine months ended January 25, 2020 were $4,203.6 million, a 1.6% increase from $4,137.8 million for the nine months ended January 26, 2019. Foreign exchange rate changes had an unfavorable impact of 0.4% on current period sales.
Dental segment sales for the nine months ended January 25, 2020 were $1,692.3 million, a 3.9% increase from $1,628.3 million for the nine months ended January 26, 2019. Foreign exchange rate changes had an unfavorable impact of 0.1% on current period sales. Current period sales of consumables increased 0.3%, sales of dental equipment and software increased 8.9% to $566.8 million, aided by the new innovation and promotional programs in the CAD/CAM category, and sales of other dental services and products increased 7.2% for the nine months ended January 25, 2020.
Animal Health segment sales for the nine months ended January 25, 2020 were $2,483.0 million, a 0.2% decrease from $2,488.1 million for the nine months ended January 26, 2019. Foreign exchange rate changes had an unfavorable impact of 0.6% on current period sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the nine months ended January 25, 2020, resulting in an estimated 0.4% unfavorable impact to sales.
Gross Profit. The consolidated gross profit margin rate for the nine months ended January 25, 2020 increased 30 basis points from the prior year period to 21.5%. A greater percentage of sales came from our higher margin Dental segment during the nine months ended January 25, 2020, resulting in a higher consolidated gross profit margin rate.
Operating Expenses. Consolidated operating expenses for the nine months ended January 25, 2020 were $861.0 million, a 9.4% increase from the prior year period of $787.2 million. We incurred higher operating expenses during the nine months ended January 25, 2020 primarily as a result of legal expenses during the nine months ended January 25, 2020 being $44.9 million higher than those incurred during the nine months ended January 26, 2019. In addition, we incurred higher integration and business restructuring expenses and higher personnel costs during the nine months ended January 25, 2020. The consolidated operating expense ratio of 20.5% increased 150 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the nine months ended January 25, 2020, operating income was $42.3 million, or 1.0% of net sales, as compared to operating income of $91.1 million, or 2.2% of net sales for the nine months ended January 26, 2019. The decrease in operating income was primarily due to higher legal expenses, higher integration and business restructuring expense and higher personnel costs incurred in the nine months ended January 25, 2020, partially offset by higher gross margins.
Dental segment operating income was $135.5 million for the nine months ended January 25, 2020, an increase of $6.9 million from the prior year period. The increase was primarily driven by higher net sales in the current period, partially offset by higher integration and business restructuring expense and higher personnel costs.
Animal Health segment operating income was $51.2 million for the nine months ended January 25, 2020, a decrease of $4.9 million from the prior year period. The decrease was primarily driven by higher integration and business restructuring expense and higher personnel costs.
Corporate segment operating loss was $144.4 million and $93.6 million for the nine months ended January 25, 2020 and January 26, 2019, respectively. The change was driven primarily by higher legal expenses, higher integration and business restructuring expense and higher personnel costs incurred in the nine months ended January 25, 2020.
Other Income (Expense). Net other income for the nine months ended January 25, 2020 was $0.2 million, compared to net other expense of $21.2 million for the nine months ended January 26, 2019. Net other income for the nine months ended January 25, 2020 was driven by the Gain on Investment, partially offset by higher interest expense, which was driven by the Early Repayment of Debt.
Income Tax Expense. The effective income tax rate for the nine months ended January 25, 2020 was 54.3% compared to 21.0% for the nine months ended January 26, 2019. The current period rate was adversely impacted by the Fiscal 2020 U.S. Attorney's Office Legal Reserve, as these costs and expenses are not fully deductible.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the nine months ended January 25, 2020 was $20.1 million, compared to $55.6 million for the nine months ended January 26, 2019. Earnings per diluted share were $0.21 in the current period compared to $0.60 in the prior year period. Weighted average diluted shares outstanding in the current period were 94.8 million, compared to 93.3 million in the prior year period. The current period and prior year period cash dividend was $0.78 per common share.
LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended January 25, 2020, net cash used in operating activities was $169.0 million, compared to net cash provided by operating activities of $76.3 million for the nine months ended January 26, 2019. Net cash used in operating activities was negative during the nine months ended January 25, 2020 primarily due to the impact of our Receivables Securitization Program.
Net cash provided by investing activities was $326.5 million and $277.5 million for the nine months ended January 25, 2020 and January 26, 2019, respectively. Net cash flows for the nine months ended January 25, 2020 and

January 26, 2019 were positive primarily due to the collection of $359.3 million and $308.6 million of DPP receivables, respectively. Capital expenditures were $32.9 million and $33.9 million during the nine months ended January 25, 2020 and January 26, 2019, respectively. We expect to use a total of approximately $45.0 million for capital expenditures in fiscal 2020.
Net cash used in financing activities for the nine months ended January 25, 2020 was $148.0 million. Uses of cash consisted primarily of $460.8 million for payments on long-term debt and $75.5 million for dividend payments. In December 2019, we entered into a $300.0 million senior unsecured term loan facility, as described further below. Cash proceeds also include $95.0 million attributed to draws on our revolving line of credit. For the nine months ended January 26, 2019, net cash used in financing activities was $299.5 million. Uses of cash consisted primarily of $244.0 million for payments on long-term debt and $74.7 million for dividend payments, and cash proceeds included $13.0 million attributed to draws on our revolving line of credit.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750.0 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500.0 million. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities were initially set to mature no later than January 2022. During the quarter ended October 26, 2019, we repaid the remaining $81.6 million outstanding under the unsecured term loan. As of January 25, 2020, $95.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 3.1%. At April 27, 2019, $87.1 million was outstanding under the Amended Credit Agreement unsecured term loan at an interest rate of 3.7%, and no amount was outstanding under the Amended Credit Agreement revolving line of credit.
In December 2019, we entered into a senior unsecured term loan facility agreement (the “Term Facility Agreement”), consisting of a $300.0 million term loan. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread is based on our leverage ratio, as defined in the Term Facility Agreement. The proceeds were used to repay certain existing indebtedness, pay fees and expenses incurred in connection with the Term Facility Agreement, and finance our ongoing working capital and other general corporate purposes. The Term Facility will mature no later than December 20, 2022. As of January 25, 2020, $300.0 million was outstanding under the Term Facility at an interest rate of 3.4%.
During the three months ended January 25, 2020, we repaid certain indebtedness totaling $373.8 million. See Note 4 to the Condensed Consolidated Financial Statements for additional details on the repayments.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 25, 2020. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 25, 2020.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the U.S. Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanded the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral arguments on May 1, 2019. On August 14, 2019, the Fifth Circuit affirmed the District Court’s finding that the arbitration provision does not apply to this litigation. On January 15, 2020, we reached an agreement in principle to settle with Archer. The agreement in principle is subject to execution of a definitive settlement agreement.
On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the U.S. District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-CV-4834. Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental, Inc. IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted defendants motion to dismiss the complaint with prejudice. Plaintiff appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed dismissal of IQ Dental's claims that it was injured by an alleged boycott of SourceOne, but reversed the District Court on dismissal of IQ Dental's direct boycott claims. The case was remanded to the District Court to proceed in accordance with that opinion. On June 29, 2019, the Second Circuit denied IQ Dental’s petition for rehearing or rehearing en banc. On January 23, 2020, we settled with IQ Dental and the action was dismissed on February 10, 2020.
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
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) informed us that our subsidiary, Animal Health International, Inc., had been designated a target of a criminal investigation. The investigation originally related to Animal Health International’s sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal law. After being contacted by the USAO-WDVA, Patterson retained outside legal counsel and began an internal investigation. Since that time, we produced documents both responsive to grand jury subpoenas and voluntarily. In December 2018, as a result of our internal investigation, we voluntarily advised the USAO-WDVA that some of Animal Health International’s shipments of prescription animal health products were made from a warehouse rather than a pharmacy to end-user customers in the states of Virginia and Tennessee. Thereafter, as part of our internal investigation, we conducted a comprehensive review of Animal Health International’s distribution and licensing practices across all 50 U.S. states. That review identified compliance issues in additional states, which we voluntarily disclosed to the USAO-WDVA in April 2019. Our Board of Directors established a special investigation committee to oversee and conduct the investigation, to review our licensing, dispensing, distribution and related sales practices company-wide, and to report on its findings to the Board and to the USAO-WDVA. As a result of the internal investigation, we modified our licensing, dispensing, distribution and related sales processes company-wide. We have reached an agreement with the USAO-WDVA which we understand will resolve the federal government’s criminal investigation into Animal Health International and other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation. The agreement is subject to court approval. Under the terms of the agreement, Animal Health International has agreed to pay a total criminal fine and forfeiture of $52.8 million, which payment was made in the fourth quarter of fiscal 2020, and Animal Health International has pleaded guilty to a one-count information charging it with a strict-liability misdemeanor offense under the Federal Food, Drug and Cosmetic Act in connection with its failure to comply with federal law relating to the sales of prescription animal health products. In addition, Animal Health International and Patterson have entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications for the period from the date of signing the non-prosecution agreement through the next three full fiscal years. We recorded a reserve of $58.3 million in our Corporate segment for the three and six months ended October 26, 2019 to account for the anticipated settlement of this matter and certain related costs and expenses. This matter may continue to divert management’s attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315. Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to: (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.” Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412.8 million worth of its own stock at artificially inflated prices.” In the derivative complaint, plaintiff asserts three counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment. Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On February 19, 2019, the Hennepin County District Court ordered this litigation stayed pending resolution of the below-described case brought by Sally Pemberton. On September 10, 2019, the Honorable Patrick J. Schiltz dismissed Pemberton without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On November 5, 2019, the defendants in Johnsen moved to dismiss such action based on plaintiff’s failure to make a pre-suit demand or otherwise properly plead demand futility. On December 12, 2019, in light of the outcome in Pemberton, the defendants and Johnsen entered into a stipulation for voluntary dismissal of the Johnsen action, which the court granted on December 13, 2019.
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the U.S. District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB). Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors. Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412.8 million of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act. Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On September 10, 2019, the Honorable Patrick J. Schiltz dismissed this action without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On October 31, 2019, Patterson’s Board of Directors received a written demand to initiate litigation against its officers and directors based on the claims the plaintiff originally presented in her complaint. The Board is in the process of creating a Special Litigation Committee to review such demand and determine how to address it. We do not anticipate that this matter will have a material adverse effect on our financial statements.
On January 29, 2019, a purported class action complaint was filed by R. Lawrence Hatchett, M.D. against Patterson Companies, Inc., Henry Schein, Inc., Benco Dental Supply Company, and unnamed co-conspirators in the U.S. District Court for the Southern District of Illinois. The complaint alleges that members of the proposed class suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Schein, Benco and Patterson. The complaint alleges that the alleged conspiracy overcharged Illinois dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the class. Subject to certain exclusions, the complaint defines the class as all persons residing in Illinois purchasing and/or reimbursing for dental care provided by independent Illinois dental practices purchasing dental supplies from the defendants, or purchasing from buying groups purchasing these supplies from the defendants, on or after January 29, 2015. The complaint alleges violations of the Illinois Antitrust Act, 740 Ill. Comp. Stat. §§ 10/3(2), 10/7(2), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On February 13, 2020, the court granted defendants' motion to dismiss for lack of standing and dismissed the action with prejudice.
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against an array of defendants by various plaintiffs such as counties, cities, hospitals, Indian tribes and others, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation, captioned In re National Prescription Opiate Litigation, MDL No. 2804 (the “MDL”), is pending in the U.S. District Court for the Northern District of Ohio. On July 12, 2018, Bon Secours Health System, Inc., Bon Secours-

Richmond Community Hospital, Incorporated, Bon Secours DePaul Medical Center, Inc., Bon Secours- Memorial Regional Medical Center, Inc., Bon Secours- St. Francis Medical Center, Inc., Bon Secours- St. Mary’s Hospital of Richmond, Inc., Bon Secours- Virginia Healthsource, Inc., Chesapeake Hospital Corporation, Mary Immaculate Hospital, Incorporated and Maryview Hospital (collectively, the “MDL Plaintiffs”) filed a complaint in the MDL against 26 manufacturers and wholesale distributors of prescription opiates (the “MDL Defendants”) alleging that the MDL Defendants improperly marketed, sold or distributed prescription opiates. The MDL Plaintiffs’ complaint alleges violations of federal RICO statutes, violations of the Virginia Consumer Protections Act, negligence, negligence per se, wantonness, recklessness, and gross negligence, fraud and public nuisance. The MDL Plaintiffs seek injunctive relief, the imposition of civil penalties, monetary damages, punitive damages, pre- and post-judgment interest and attorneys’ fees and costs. Neither Patterson nor any of its subsidiaries were named as MDL Defendants in the original complaint. On March 15, 2019, the MDL Plaintiffs amended and supplemented their complaint to assert violations of federal RICO statutes against 67 manufacturers and wholesale distributors of prescription opiates (the “Amended MDL Defendants”). Two of Patterson’s subsidiaries, Patterson Logistics Services, Inc. and Patterson Veterinary Supply, Inc., are named as Amended MDL Defendants. The MDL Plaintiffs allege that the Amended MDL Defendants “breached their legal duties under federal law to monitor, detect, investigate, refuse and report suspicious orders of prescription opiates.” Patterson Logistics Services, Inc. and Patterson Veterinary Supply, Inc. were voluntarily dismissed from this action with prejudice on January 9, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 13, 2018, the Board of Directors authorized a $500 million share repurchase program through March 13, 2021. No shares were repurchased under the stock repurchase plan during the third quarter of fiscal 2020.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500 million. In fiscal 2020, we entered into a senior unsecured term loan facility agreement (the "Term Loan Facility Agreement"), consisting of a $300 million term loan. The Amended Credit Agreement and the Term Loan Facility Agreement permit us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Loan Agreement among Patterson Companies, Inc., the lenders from time to time parties thereto, and MUFG Bank Ltd., as administrative agent dated December 20, 2019 ( incorporated by reference to our Current Report on Form 8-K, filed December 23, 2019 (File No. 000-20572)).

10.2
Receivables Purchase Agreement, dated as of January 15, 2020, by and among Patterson Veterinary Supply, Inc., as servicer, PDC Funding Company IV, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent (incorporated by reference to our Current Report on Form 8-K, filed January 17, 2020 (File No. 000-20572)).

10.3
Receivables Sale Agreement, dated as of January 15, 2020, by and between Patterson Veterinary Supply, Inc., as seller, and PDC Funding Company IV, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed January 17, 2020 (File No. 000-20572)).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended January 25, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of income and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended January 25, 2020 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: March 4, 2020	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)