Form 10-K
period 2020-04-25
PATTERSON COMPANIES, INC.
filed 2020-06-24
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 25, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (October 26, 2019) was approximately $1,627,000,000 (For purposes of this calculation all of the registrant’s executive officers and directors are deemed affiliates.)
As of June 16, 2020, there were 95,975,000 shares of Common Stock of the registrant issued and outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 25, 2020 are incorporated by reference into Part III.

FORM 10-K INDEX

PART I
Item 1. BUSINESS

Forward-Looking Statements

The U.S. Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those disclosed in the statement. Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including statements regarding future financial performance, and the objectives and expectations of management. Forward-looking statements often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, such statements, including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources, are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, some of which are beyond our control.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Any number of factors could affect our actual results and cause such results to differ materially from those contemplated by any forward-looking statements. Reference is made to “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K, for a discussion of certain factors that could cause actual operating results to differ materially from those expressed in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The order in which these factors appear should not be construed to indicate their relative importance or priority. We caution that these factors may not be exhaustive, accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results.

You should carefully consider these and other relevant factors and information which may be contained in this Form 10-K and in our other filings with the U.S. Securities and Exchange Commission, or SEC, when reviewing any forward-looking statement. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider the risks identified in our SEC filings, to be a complete discussion of all potential risks or uncertainties.

Any forward-looking statement made in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to release publicly any revisions to any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
Impacts of COVID-19

The COVID-19 pandemic, including closures and other steps taken by governmental authorities in response to the virus, has had a significant impact on our businesses. In March 2020, based upon the recommendations of the American Dental Association, the American Veterinary Medical Association and such organizations’ state-level counterparts, various dental and veterinary offices announced that they were performing only emergency or limited procedures, and rescheduled wellness exams and other elective procedures. In addition, many states and countries imposed restrictions on business operations to protect public health. Finally, the pandemic disrupted meat packing operations, which impacted our Animal Health segment. These closures materially impacted our fourth quarter sales and financial results.

In response, management adapted our business practices with respect to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Management also took proactive steps with respect to our liquidity position and near-term cost structure, including through incremental borrowings on our revolving credit facility to increase cash, reduction of non-critical capital expenditures, executive, board, and other senior-level employee compensation reductions, employee furloughs, discretionary spending deferrals and the deferral of payroll taxes under the CARES Act.

The full extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. As of June 2020, dental and veterinary offices have resumed operations in many areas that we serve, sometimes subject to social distancing and capacity restrictions. However, we continue to experience disruptions in our business and would experience heightened concerns upon a second wave of infection, economic downturn, or other adverse developments.

Refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further information on the impacts to our business and results of operations, our dividends, liquidity and debt arrangements, and associated risks and uncertainties.

Business Overview

The following table sets forth consolidated net sales (in millions) by segment.

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Dental	$2,102	$2,192	$2,196
Animal Health	3,336	3,355	3,243
Corporate	52	28	27
Consolidated net sales	$5,490	$5,575	$5,466
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
Patterson became publicly traded in 1992 and is a corporation organized under the laws of the state of Minnesota. We are headquartered in St. Paul, Minnesota. Our principal executive offices are located at 1031 Mendota Heights Road, St. Paul, Minnesota 55120, and our telephone number is (651) 686-1600. Unless the context specifically requires otherwise, the terms the “Company,” “Patterson,” “we,” “us” and “our” mean Patterson Companies, Inc., a Minnesota corporation, and its consolidated subsidiaries.
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
Dental Supply Market
The dental supply market we serve consists of a sizeable geographically dispersed number of highly fragmented dental practices. Customers range in size from sole practitioners to large group practices or service organizations. According to the American Dental Association and the Canadian Dental Association, there are approximately 200,000 dentists practicing in the U.S. and 22,000 dentists practicing in Canada. We believe the average dental practitioner purchases supplies from more than one supplier.
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
Competition
The distribution industry is highly competitive. It consists principally of national, regional and local full-service distributors. Substantially all of the products we sell are available to customers from a number of suppliers. In addition, our competitors could obtain exclusive rights from manufacturers to market particular products. Some manufacturers also sell directly to end-users, thereby eliminating or reducing our role and that of other distributors.
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
Competitive Strengths
We have more than 140 years of experience in distributing products resulting in strong awareness of the Patterson brand. Although further information regarding these competitive strengths is set forth below in the discussion of our two strategic business units, our competitive strengths include:
•Broad product and service offerings at competitive prices. We offer approximately 190,000 SKUs to our customers, including many proprietary branded products. We believe that our proprietary branded products and our competitive pricing strategy have generated a loyal customer base that is confident in our brands. Of the SKUs offered, approximately 90,000 are offered to our dental customers and approximately 100,000 are offered to our animal health customers. Our product offerings include consumables, equipment and software. Our service offerings include software and design services, repair and maintenance, and equipment financing.

•Focus on customer relationships and exceptional customer service. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, interaction via phone with sales representatives, web-based activities including e-commerce and frequent direct marketing, emphasizing our broad product lines, competitive prices and ease of order placement. We focus on providing our customers with exceptional order fulfillment and a streamlined ordering process.
•Cost-effective purchasing and efficient distribution. We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of dental and animal health products. We strive to maintain optimal inventory levels to satisfy customer demand for prompt and complete order fulfillment through our distribution of products from strategically located fulfillment centers.
Business Strategy
Our objective is to continue to expand as a leading value-added distributor of dental and animal health products and services. To accomplish this, we will apply our competitive strengths in executing the following strategies:
•Emphasizing our value-added, full-service capabilities. We are positioned to meet virtually all of the needs of dental practitioners, veterinarians, production animal operators and animal health product retailers by providing a broad range of consumable supplies, technology, equipment and software and value-added services. We believe our knowledgeable sales representatives can create special relationships with customers by providing an informational link to the overall industry. Our value-added strategy is further supported by our equipment specialists who offer consultation on design, equipment requirements and financing, our service technicians who perform equipment installation, maintenance and repair services, our business development professionals who provide business tools and educational programs to our customers, and our technology advisors who provide guidance on integrating technology solutions.
•Using technology to enhance customer service. As part of our commitment to providing superior customer service, we offer our customers easy order placement. Although we offer computerized order entry systems that we believe help establish relationships with new customers and increase loyalty among existing customers, predominant platforms for ordering today include www.pattersondental.com, www.pattersonvet.com and www.animalhealthinternational.com. The use of these methods of ordering enables our sales representatives to spend more time with existing and prospective customers. Our Internet environment includes order entry, customer support for digital and our proprietary products, customer-loyalty program reports and services, and access to articles and manufacturers’ product information. We also provide real-time customer and sales information to our sales force, managers and vendors via the Internet. In addition, the Patterson Technology Center (“PTC”) differentiates Patterson from our competition by positioning Patterson as a single-source solution for digital components. In addition to trouble-shooting through the PTC’s support center, customers can access various service capabilities offered by the PTC, including electronic claims and statement processing and system back-up capabilities.
•Continuing to improve operating efficiencies. We continue to implement programs designed to improve our operating efficiencies and allow for continued sales growth. This strategy includes our continuing investment in management information systems and consolidation and leveraging of fulfillment centers and sales branches between our operating segments. In addition, we have established shared sales branch offices in several locations.
•Growing through internal expansion and acquisitions. We intend to continue to grow by hiring established sales representatives, hiring and training skilled sales professionals, opening additional locations as needed, and acquiring other companies in order to enter new, or more deeply penetrate existing, markets, gain access to additional product lines, and expand our customer base. We believe both of our operating segments are well positioned to take advantage of expected continued consolidation in our markets.
Dental Segment - Products, Services and Sources of Supply
Patterson Dental, one of the two largest distributors of dental products in North America, has operations in the U.S. and Canada. As a full-service, value-added supplier to over approximately 100,000 dentists, dental laboratories, institutions, and other healthcare professionals, Patterson Dental provides consumable products (including infection control, restorative materials, hand instruments and sterilization products); basic and advanced technology dental equipment; innovative technology solutions, including practice management software and e-commerce solutions; patient education systems; and office forms and stationery. Patterson Dental offers customers approximately 90,000 SKUs of which more than 4,000 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a range of related services including software and design services, maintenance and repair, and equipment financing. Net sales and operating income were $2.1 billion and $168 million in fiscal 2020, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Consumable	54%	55%	57%
Equipment and software	32	32	30
Value-added services and other (1)	14	13	13
	100%	100%	100%
(1)Consists of other value-added services, including software and design service, and maintenance and repair.

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
While Patterson Dental makes purchases from many suppliers, and there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable. In fiscal 2020 and 2019, Patterson Dental's top ten supply vendors accounted for approximately 63% and 48% of the total cost of sales, respectively. Its top vendor accounted for 22% and 19% of the total cost of sales in fiscal 2020 and 2019, respectively.
Animal Health Segment - Products, Services and Sources of Supply
Patterson Animal Health is a leading distributor of animal health products in the U.S., Canada and the U.K. We sell more than 100,000 SKUs sourced from over 2,000 manufacturers to over 50,000 customers in the highly fragmented animal health supply market. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, prescription and non-prescription diets, nutritionals, consumable supplies, equipment and software. We offer a private label portfolio of products to veterinarians, producers, and retailers through our Aspen, First Companion and Patterson Veterinary brands. We also provide a range of value-added services to our customers. Within our companion animal supply market, our principal customers are companion-pet and equine veterinarians, veterinary clinics, public and private institutions, and shelters. In our production animal supply market, our principal customers are large animal veterinarians, production animal operators and animal health product retailers. Net sales and operating loss were $3.3 billion and $595 million in fiscal 2020, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our animal health segment customers:

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Consumable	97%	97%	97%
Equipment and software	2	2	2
Value-added services and other	1	1	1
	100%	100%	100%

Patterson Animal Health obtains products from over 2,000 vendors globally. While Patterson Animal Health makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable. In fiscal 2020 and 2019, Patterson Animal Health’s top 10 manufacturers comprised approximately 70% and 65%, respectively, of the total cost of sales, and the single largest supplier comprised approximately 20% of the total cost of sales.

Sales, Marketing and Distribution
During fiscal 2020, we sold products or services to over 150,000 customers who made one or more purchases during the year. Our customers include dentists, laboratories, institutions, other healthcare professionals, veterinarians, other animal health professionals, production animal operators and animal health product retailers. No single customer accounted for more than 10% of sales during fiscal 2020, and we are not dependent on any single customer or geographic group of customers.
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
Geographic Information
For information on revenues and long-lived assets of our segments by geographic area, see Note 13 to the Consolidated Financial Statements.
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
•timing and amount of sales and marketing expenditures;
•timing of pricing changes offered by our suppliers;
•timing of the introduction of new products and services by our suppliers;
•changes in or availability of supplier contracts or rebate programs;
•supplier rebates based upon attaining certain growth goals;
•changes in the way suppliers introduce or deliver products to market;
•costs of developing new applications and services;
•our ability to correctly identify customer needs and preferences and predict future needs and preferences;
•uncertainties regarding potential significant breaches of data security or disruptions of our information technology systems;
•regulatory actions, or government regulation generally;
•loss of sales representatives;
•costs related to acquisitions and/or integrations of technologies or businesses;
•costs associated with our self-insured insurance programs;
•general market and economic conditions, as discussed in Item 1A: Risk Factors, including pandemic and civil unrest, as well as those specific to the supply and distribution industry and related industries;
•our success in establishing or maintaining business relationships;
•difficulties of manufacturers in developing and manufacturing products;
•product demand and availability, or product recalls by manufacturers;
•exposure to product liability and other claims in the event that the use of the products we sell results in injury;
•increases in shipping costs or service issues with our third-party shippers;
•fluctuations in the value of foreign currencies;
•goodwill impairment;
•changes in interest rates;
•restructuring costs;
•the adoption or repeal of legislation;
•changes in accounting principles; and
•litigation or regulatory judgments, fines, forfeitures, penalties, equitable remedies, expenses or settlements.

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
The FDC Act and similar foreign laws generally regulate the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state. Section 361 of the Public Health Service Act, which provides authority to prevent the introduction, transmission, or spread of communicable diseases, serves as the legal basis for the U.S. Food and Drug Administration’s (“FDA”) regulation of human cells, tissues and cellular and tissue-based products, also known as “HCT/P products.”

The federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements. Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), is being phased in over a period of 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the U.S. The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect in January 2015. The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt certain state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.
The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the eventual creation of national wholesaler and 3PL licenses in cases where states do not license such entities. The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs. The DSCSA requires wholesalers and 3PLs to submit annual reports to the FDA, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information. According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by federal law in this area. Current state licensing requirements concerning wholesalers will remain in effect until the FDA issues new regulations as directed by the DSCSA.
The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system. The UDI rule phased in the implementation of the UDI regulations over seven years, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices. The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs. The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database. Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.
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
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) informed us that our subsidiary, Animal Health International, Inc., had been designated a target of a criminal investigation. The investigation originally related to Animal Health International’s sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal law. After being contacted by the USAO-WDVA, Patterson retained outside legal counsel and began an internal investigation. Since that time, we produced documents both responsive to grand jury subpoenas and voluntarily. In December 2018, as a result of our internal investigation, we voluntarily advised the USAO-WDVA that some of Animal Health International’s shipments of prescription animal health products were made from a warehouse rather than a pharmacy to end-user customers in the states of Virginia and Tennessee. Thereafter, as part of our internal investigation, we conducted a comprehensive review of Animal Health International’s distribution and licensing practices across all 50 U.S. states. That review identified compliance issues in additional states, which we voluntarily disclosed to the USAO-WDVA in April 2019. Our Board of Directors established a special investigation committee to oversee and conduct the investigation, to review our licensing, dispensing, distribution and related sales practices company-wide, and to report on its findings to the Board and to the USAO-WDVA. As a result of the internal investigation, we modified our licensing, dispensing, distribution and related sales processes company-wide. We reached an agreement with the USAO-WDVA that resolved the federal government’s criminal investigation into Animal Health International and other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation. Under the terms of the agreement, Animal Health International paid a total criminal fine and forfeiture of $52.8 million in the fourth quarter of fiscal 2020, and Animal Health International pleaded guilty to a strict-liability misdemeanor offense under the Federal Food, Drug and Cosmetic Act in connection with its failure to comply with federal law relating to the sales of prescription animal health products. In addition, Animal Health International and Patterson entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications for the period from the date of signing the non-prosecution agreement through the next three full fiscal years. The sentencing hearing took place on May 4, 2020, and the court entered a one-year probation period for Animal Health International. We recorded a reserve of $58.3 million in our Corporate segment for the three and six months ended October 26, 2019 to account for the then-anticipated settlement of this matter and certain related costs and expenses. This matter may continue to divert management’s attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
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
A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. The Centers for Medicare and Medicaid Services (“CMS”) publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities. Amendments expanded the law to also require reporting, effective Jan. 1, 2022, of payments or other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives, and this new requirement will be effective for data collected beginning in calendar year 2021.
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
In addition, recently there has been increased scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the President, and various states, including that several related bills have been introduced at the federal level. Such legislation, if enacted, could have the potential to impose additional costs on our business.
Regulated Software; Electronic Health Records
The FDA has become increasingly active in addressing the regulation of computer software and digital health products intended for use in health care settings, and has developed and continues to develop policies on regulating clinical decision support tools and other types of software as medical devices. Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

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
In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 2018, which increased privacy rights for individuals in Europe, including individuals who are our customers, suppliers, and employees. The GDPR extended the scope of responsibilities for data controllers and data processors, and generally imposes increased requirements and potential penalties on companies that offer goods or services to individuals who are located in Europe (“Data Subjects”) or monitor their behavior (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues. Individual member states may impose additional requirements and penalties regarding certain matters such as employee personal data. With respect to the personal data it protects, the GDPR requires, among other things, company accountability, consents from Data Subjects or other acceptable legal basis to process the personal data, breach notifications within 72 hours, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data. The GDPR also provides rights to Data Subjects relating to modification, erasure and transporting of the personal data.
In the United States, the California Consumer Privacy Act ("CCPA"), which increases the privacy protections afforded California residents and was signed into law in June 2018, became effective on January 1, 2020. The CCPA generally requires companies, such as us, to institute additional protections regarding the collection, use and disclosure of certain personal information of California residents. The California Attorney General released proposed CCPA regulations in October 2019, and is required to adopt final regulations on or before July 1, 2020. In addition to providing for enforcement by the California Attorney General, the CCPA also provides for a private right of action. Entities in violation of the CCPA may be liable for civil penalties. Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive personal privacy laws, backed by significant civil penalties for non-compliance. While we believe we have substantially compliant programs and controls in place to comply with the GDPR and CCPA requirements, our compliance with these measures is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.
We also sell products and services that health care providers use to store and manage patient medical or dental records. These customers, and we, are subject to laws, regulations and industry standards, such as HIPAA and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records, and our products may also be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products or services to comply with applicable legal or contractual data privacy or security requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.

E-Commerce
Electronic commerce solutions have become an integral part of traditional health care supply and distribution relationships. Our distribution business is characterized by rapid technological developments and intense competition. The continuing advancement of online commerce requires us to cost-effectively adapt to changing technologies, to enhance existing services and to develop and introduce a variety of new services to address the changing demands of consumers and our customers on a timely basis, particularly in response to competitive offerings.
Through our proprietary, technologically based suite of products, we offer customers a variety of competitive alternatives. We believe that our tradition of reliable service, our name recognition and large customer base built on solid customer relationships, position us well to participate in this significant aspect of the distribution business. We continue to explore ways and means to improve and expand our Internet presence and capabilities, including our online commerce offerings and our use of various social media outlets.
International Transactions
In addition, U.S. and foreign import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products. We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the Foreign Corrupt Practices Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, as well as other types of foreign requirements similar to those imposed in the U.S.
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
Employees
As of April 25, 2020, we had approximately 7,800 full-time employees. We have not experienced a shortage of qualified personnel in the past and believe that we will be able to attract such employees in the future. We believe our relations with employees to be good.
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
Information About Our Executive Officers
Set forth below is the name, age and position of the executive officers of Patterson, who are elected annually and serve at the discretion of our Board of Directors, as of June 16, 2020.

Mark S. Walchirk	54	President and Chief Executive Officer, Director – Patterson Companies, Inc.
Donald J. Zurbay	52	Chief Financial Officer - Patterson Companies, Inc.
Kevin M. Pohlman	57	President - Patterson Animal Health
Eric Shirley	54	President - Patterson Dental
Les B. Korsh	50	Vice President, General Counsel and Secretary - Patterson Companies, Inc.
Andrea Frohning	50	Chief Human Resources Officer - Patterson Companies, Inc.

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
Donald J. Zurbay became our Chief Financial Officer in June 2018. Mr. Zurbay most recently served as Vice President and Chief Financial Officer at global medical device manufacturer St. Jude Medical, Inc. from August 2012 through the January 2017 acquisition of St. Jude Medical by Abbott Laboratories. At St. Jude Medical, Mr. Zurbay was responsible for all accounting, financial and business development activities. He joined St. Jude Medical in 2003 and held various leadership positions, including Director of Finance and Vice President and Corporate Controller. Prior to joining St. Jude Medical, Mr. Zurbay worked at PricewaterhouseCoopers for five years as an Assurance and Business Advisory Services Senior Manager. Before joining PricewaterhouseCoopers, he was a General Accounting Manager at The Valspar Corporation. Mr. Zurbay started his career at Deloitte & Touche as an auditor in 1989. In terms of public company board service, Mr. Zurbay served as a director of Avedro, Inc. from its February 2019 initial public offering through its November 2019 sale, and he has served as a director of Silk Road Medical, Inc. since its April 2019 initial public offering.
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

Our competitors include national, regional and local full-service distributors, mail-order distributors and Internet-based businesses. Some of our competitors have greater resources than we do, or operate through different sales and distribution models that could allow them to compete more successfully. For example, many of our suppliers are manufacturers, some of whom compete with us by selling directly to customers. Internet-based businesses also sell direct to consumers, and may offer the same product at a lower cost.

Most of our products are available from multiple sources, and our customers tend to have relationships with several different distributors who can fulfill their orders. If any of our competitors are more successful with respect to any key competitive factor such as technological advances or newer low-cost business models with the ability to operate at higher gross margins, our sales and profitability could be adversely affected. Increased competition from any supplier of dental or animal health products could adversely impact our financial results. Additional competitive pressure could arise from, among other things, limited demand growth or a significant number of additional competitive products or services being introduced into a particular market, the emergence of new competitors, the unavailability of products, price reductions by competitors, and the ability of competitors to capitalize on their economies of scale. Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce the role of distributors. These suppliers could sell their products at lower prices and maintain a higher gross margin on the product sales than we can. In addition, our ability to deliver market growth is challenged by an animal health product mix that is weighted toward lower growth, lower margin parts of the value chain. For example, our current product mix may hamper our ability to tap into specialty areas with strong procedural growth.

Industry consolidation has also adversely affected and may continue to adversely affect our margins and product availability. There has been increasing consolidation among manufacturers as well as distributors, which could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with lower cost business models are able to operate with lower prices and gross profit on products. In addition, in recent years there has also been a trend towards consolidation in the industries that buy our products and services, including the consolidation of dental practices into larger clinics and dental service organizations, the consolidation of veterinary practices as well as producers, and the formation of group purchasing organizations, provider networks and buying groups designed to leverage volume discounts. We also face pricing pressure from branded pharmaceutical manufacturers. These competitive pressures could adversely affect our sales and profitability.

We may be unable to anticipate and effectively respond to competitive change, and our failure to compete effectively may limit and/or reduce our revenue, profitability and cash flow.
The COVID-19 pandemic and measures taken in response thereto have adversely affected our results of operations and our financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.
Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased unemployment and economic uncertainty. Authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures negatively impacted consumer spending and business spending habits, and they also adversely impacted and may further impact our financial results and the financial results of our customers, suppliers and business partners.
In particular, in March 2020, based upon the recommendations of the American Dental Association, the American Veterinary Medical Association and such organizations’ state-level counterparts, various dental and veterinary offices announced that they were performing only emergency or limited procedures, and rescheduled wellness exams and other elective procedures. In addition, many states and countries imposed restrictions on business operations to protect public health. As of June 2020, these measures have been lifted in some areas that we serve, sometimes subject to social distancing and capacity restrictions. However, future closures may be mandated or recommended by health authorities in some states, cities, or counties depending on the progress of the pandemic. In addition, even if dental and veterinary offices are open for business in their area, some consumers may continue to delay elective visits. In addition, the pandemic has also negatively impacted consumer spending and business spending habits due to increased unemployment and economic uncertainty, all of which may become heightened concerns upon a second wave of infection or future developments.
Other actual and potential impacts on us from the COVID-19 pandemic include, but are not limited to:
•Interruptions in the operations of industries in which our products are used, including production animal processing. We have experienced significant disruption and economic impact from closures of dental and veterinary offices, as discussed above. In addition, the interruption in meatpacking operations that occurred due to the pandemic factored into the full goodwill impairment of the animal health business in fiscal 2020.
•Limited supply of the personal protective equipment (PPE) necessary for dental practice. Supply chain disruptions for PPE and an increased demand for these products has resulted, and may continue to result, in backorders of PPE and a potential scarcity in raw materials to make PPE. Prices for PPE have also increased, and we have had to prepay suppliers in order to obtain PPE for resale to our customers. We may not be able to supply our customers with the quantity of PPE products they demand. Conversely, PPE demand could decrease suddenly upon an oversupply relative to demand, depending upon the course of the pandemic, which could impact our margins.
•Actual and potential delays in customer payments, defaults on our customer credit arrangements; or other failures by third parties such as suppliers, manufacturers, and distributors to meet their obligations to our company due to their economic circumstances. We have experienced delayed or deferred payments from customers as they, in turn, have been affected by the pandemic. This impacts our cash flow. There is no assurance when, or if, our customers will be able to resume pre-pandemic payment processes or we will be able to collect all deferred payments.
•Risks of remote work. Most of our corporate employees shifted abruptly to working remotely under stay-at-home orders imposed in March 2020. While such orders are beginning to lift, often subject to social distancing and capacity restrictions, there is no assurance that they will not be re-imposed or recommended in the future depending on the progression of the pandemic. Remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to efficiently operate our business. In addition, our rapid transition to remote work arrangements for corporate employees could have exposed us to continuing cybersecurity risk.
•Adapting business practices. The spread of COVID-19 has caused us to modify our business practices, particularly with respect to our liquidity position and near-term cost structure (including through incremental borrowings on our revolving credit facility to increase cash, reduction of non-critical capital expenditures, executive, board, and other senior-level employee compensation reductions, employee furloughs, discretionary spending deferrals and the deferral of payroll taxes under the CARES Act).
•Potential impact on our ability to meet obligations under credit facilities. The pandemic could impact our ability to meet our obligations under our amended credit agreement and other outstanding debt, which may require us to seek covenant relief for a limited period of time. Although there can be no assurance that such relief would be available, if such relief is available, our lenders may, in exchange, increase the cost of borrowing, apply more stringent covenants, restrict merger and acquisition activity, and require other terms and conditions that may limit our business and financing activities.
•Disruptions in the financial markets, which could affect our stock price, our ability to meet covenants under our credit agreement and other outstanding debt, or our ability to secure future debt at acceptable rates.
•Personnel resources. Mitigating the effects of COVID-19 has required, and will likely continue to require for the duration of the pandemic, a large investment of time and resources across our company, and may delay certain strategic and other plans which could materially adversely affect our business. Furthermore, we could be impacted by reduced availability of members of management or employees due to quarantine, illness or death.
•Reputational risk associated with response to COVID-19. If we do not respond appropriately to the COVID-19 pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brands, which could materially adversely affect our business.
•Interruptions in manufacturing or distribution of our products. Outbreaks in the communities in which we operate could affect our ability to operate our manufacturing or distribution activities, and our suppliers could experience similar interruptions.
The full extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak within the U.S., Canada and the U.K., its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our dental and animal health businesses, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations.
Other events affecting general economic conditions could adversely affect our operating results and financial condition.
Our operating results and financial condition could also be materially affected by generally weak economic conditions in the U.S. or global economy, or an uncertain economic outlook, influenced by many other events and uncertainties including, among other things:
•changes to laws and policies governing foreign trade;
•greater restrictions on imports and exports;
•changes in laws and policies governing health care or data privacy;
•tariffs and sanctions;
•changes to laws and policies governing foreign trade (including, without limitation, the U.S.-Mexico-Canada Agreement, or USMCA, and other international trade agreements);
•election results;
•sovereign debt levels;
•the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues;
•consumer confidence;
•unemployment levels (and a corresponding increase in uninsured and underinsured population);
•changes in regulatory requirements and tax regulations;

•increases in interest rates;
•availability of capital;
•increases in fuel and energy costs;
•the effect of inflation on our ability to procure products and our ability to increase prices over time;
•changes in tax rates and the availability of certain tax deductions;
•increases in healthcare costs;
•the threat or outbreak of war, terrorism or public unrest, including but not limited to civil unrest in areas in which we have operations; and
•changes in laws and policies in countries where we do business.
Changes in government, government debt and/or budget crises may lead to reductions in government spending in certain countries and/or higher income or corporate taxes, which could depress spending overall. In addition, recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay, or cancel purchasing our products and services as we have experienced in the wake of COVID-19, and a prolonged period of economic instability could further reduce their ability to make payments. Furthermore, such conditions could cause our suppliers to reduce their production, decrease their number of product offerings, or change their terms of sale to us. Increasing commodity prices may also increase our cost of operations, either directly through increased energy costs or indirectly through what we are charged by our suppliers. Recessionary economic conditions could also cause changes in our product mix as our customers prioritize established, low-margin products rather than innovative, high-margin products, which could reduce our profit margin.
Breaches of information systems security could damage our reputation, disrupt operations, increase costs and/or decrease revenues.
We collect and store confidential information from customers so that they may, among other things, purchase products or services, use our software or practice management systems, enroll in promotional programs, register on our websites, engage in data conversion or otherwise communicate or interact with us. We also acquire and retain information about suppliers, employees and others in the normal course of business. We may be unable to protect sensitive data and/or the integrity of our information security. In addition, compliance with evolving privacy and information security laws and standards may result in significant additional expense due to increased investment in technology and the development of new operational processes. We could be subject to liability for failure to comply with these laws and standards, failure to protect information, or failure to respond appropriately to an incident or misuse of information, including use of information for unauthorized marketing purposes.
Our credit agreement contains restrictive covenants and additional limits and our other debt instruments contain cross-default provisions, which limit our business and financing activities.
The pandemic could impact our ability to meet our obligations under our credit agreement and other outstanding debt, which may require us to seek covenant relief for a limited period of time. Although there can be no assurance that such relief would be available, if such relief is available, our lenders may, in exchange, increase the cost of borrowing, apply more stringent covenants, restrict merger and acquisition activity, and require other terms and conditions that may limit our business and financing activities.
More generally, the covenants under our existing credit agreement impose restrictions on our business and financing activities, subject to certain exceptions or the consent of our lenders, including, among other things, limits on our ability to incur additional debt, create liens, enter into merger, acquisition and divestiture transactions, pay dividends and engage in transactions with affiliates. The credit agreement contains certain customary affirmative covenants, including a requirement that we maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, and customary events of default. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Our ability to comply with these covenants may be adversely affected by events beyond our control, including economic, financial and industry conditions. A breach of the credit agreement covenants may result in an event of default, which could allow our lenders to terminate the commitments under the credit agreement, declare all amounts outstanding under the credit agreement (if any), together with accrued interest, to be immediately due and payable, and exercise other rights and remedies, and, through cross-default provisions, would entitle our other lenders to accelerate their loans. If this occurs, we may not be able to refinance the accelerated indebtedness on acceptable terms, or at all, or otherwise repay the accelerated indebtedness.

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
We may be unable to realize the long-term strategic benefits of our acquisition of Animal Health International, Inc.
In June 2015, we acquired Animal Health International, Inc. Achieving the targeted benefits of the acquisition will depend in part upon whether we can efficiently and effectively integrate Animal Health International, Inc.’s businesses. The necessity of coordinating geographically separated organizations, systems and facilities and addressing differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and Animal Health International, Inc. operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, and regulatory compliance. Moreover, the integration of our respective operations requires the dedication of significant management resources, which is likely to distract management’s attention from day-to-day operations. We may not be able to achieve the targeted long-term strategic benefits of the Animal Health International, Inc. acquisition. An inability to realize the full extent of, or any of, the anticipated benefits of the Animal Health International, Inc. acquisition, could have an adverse effect on our business, results of operations and financial condition.
Disruption to our distribution capabilities, including service issues with our third-party shippers, could materially adversely affect our results.
Weather, natural disaster, fire, terrorism, pandemic, strikes, civil unrest, geopolitical events or other reasons could impair our ability to distribute our products and conduct our business. If we are unable to manage effectively such events if they occur, there could be a material adverse effect on our business, financial condition or results of operations. Similarly, increases in service costs or service issues with our third-party shippers, including strikes or other service interruptions, could cause our operating expenses to rise and materially adversely affect our ability to deliver products on a timely basis. We ship almost all of our orders through third-party delivery services, and often times bear the cost of shipment. Our ability to provide same-day shipping and next-day delivery is an integral component of our business strategy and any significant increase in shipping rates or service interruptions could adversely impact our business, financial condition or results of operations.
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
Interruptions in supply could adversely affect our operating results. If a supplier is unable to deliver product in a timely and efficient manner, whether due to financial difficulties, natural disasters, pandemics or other reasons, we could experience lost sales. We generally do not have long-term contracts with our suppliers that commit them to producing products for us and there is considerable concentration within our animal health and dental businesses with a few key suppliers. In addition, because we generally do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control, including the failure to comply with applicable government requirements. The failure of manufacturers of products regulated by the FDA or other governmental agencies to meet these requirements, could result in product recall, cessation of sales or other market disruptions. An extended interruption in the supply of our products would have an adverse effect on our results of operations.
In addition, a portion of our products is sourced, directly or indirectly, from countries outside the U.S. including China. Political or financial instability, increased tariffs, restrictions on trade, currency exchange rates, labor unrest, pandemics or other events could slow distribution activities, affect foreign trade beyond our control and adversely affect our results of operations.
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
Sales of private label products entail additional risks, including the risk that such sales could adversely affect our relationships with suppliers.
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
As a part of our business strategy, we have acquired businesses in the ordinary course and may continue acquiring businesses in the future, consistent with our obligations under our amended credit agreement. These acquisitions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability, and may not result in the benefits and revenue growth we expect. Such risks and challenges include underperformance relative to our expectations and the price paid for the acquisition; unanticipated demands on our management and operational resources; difficulty in integrating personnel, operations and systems; retention of customers of the combined businesses; assumption of contingent liabilities; acquisition-related earnings charges; and acquisition-related cybersecurity risks.
As we operate through two strategic business units, we consolidate the distribution, information technology, human resources, financial and other administrative functions of those business units jointly to meet their needs while addressing distinctions in the individual markets of those segments. We may not be able to do so effectively and efficiently.
Our ability to continue to make acquisitions will depend upon our success in identifying suitable targets, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities and potential profitability, as well as the availability of suitable candidates at acceptable prices, whether restrictions are imposed by anti-trust or other regulations, and compliance with the terms and conditions of our amended credit agreement.
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
For example, as further disclosed under “Litigation” in this Annual Report on Form 10-K, our subsidiary Animal Health International was recently the subject of an investigation by the U.S. Attorney’s Office for the Western District of Virginia, which resulted in Animal Health International pleading guilty to a strict-liability misdemeanor offense in connection with its failure to comply with federal law relating to the sales of prescription animal health products, and a total criminal fine and forfeiture of $52.8 million. In addition, Animal Health International and Patterson entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications through fiscal 2023. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation.
A successful claim brought against us in excess of available insurance or not covered by insurance or indemnification agreements, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation. Furthermore, the outcome of litigation is inherently uncertain.
Changes in consumer preferences away from food animal products could adversely affect our business.
The demand for food animal products is heavily dependent upon consumer demand for beef, dairy, poultry and swine. The food industry in general is subject to changing consumer trends, demands and preferences. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for our animal health products, and could have a material adverse effect on our business. Moreover, even if we do anticipate and identify these trends, we may be unable to react effectively. For example, changes in consumer diets may negatively affect consumer demand for beef, dairy, poultry and/or swine, and therefore reduce the demand for our production animal health products which could have a material adverse effect on our business.
In addition, pandemic outbreaks and other factors can cause interruptions in animal processing, which increases costs to producers and may change their production of animals in the future. Pork shortages caused by closed processing plants due to COVID-19 also may have affected consumer behavior.
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
Adverse changes in supplier rebates could negatively affect our business.
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
Our business is subject to quarterly fluctuations. Quarterly results may be materially adversely affected by a variety of factors, including:
•timing and amount of sales and marketing expenditures;
•timing of pricing changes offered by our suppliers;
•timing of the introduction of new products and services by our suppliers;
•changes in or availability of supplier contracts or rebate programs;
•supplier rebates based upon attaining certain growth goals;
•changes in the way suppliers introduce or deliver products to market;
•costs of developing new applications and services;
•our ability to correctly identify customer needs and preferences and predict future needs and preferences;
•uncertainties regarding potential significant breaches of data security or disruptions of our information technology systems;
•regulatory actions, or government regulation generally;
•loss of sales representatives;
•costs related to acquisitions and/or integrations of technologies or businesses;
•costs associated with our self-insured insurance programs;

•general market and economic conditions, as discussed above, including pandemic or civil unrest as well as those specific to the supply and distribution industry and related industries;
•our success in establishing or maintaining business relationships;
•difficulties of manufacturers in developing and manufacturing products;
•product demand and availability, or product recalls by manufacturers;
•exposure to product liability and other claims in the event that the use of the products we sell results in injury;
•increases in shipping costs or service issues with our third-party shippers;
•fluctuations in the value of foreign currencies;
•goodwill impairment;
•changes in interest rates;
•restructuring costs;
•the adoption or repeal of legislation;
•changes in accounting principles; and
•litigation or regulatory judgments, fines, forfeitures, penalties, equitable remedies, expenses or settlements.

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
The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including, but not limited to:
•the publication of earnings estimates or other research reports and speculation in the press or investment community;
•changes in our industry and competitors;
•changes in government, legislation and regulation;
•our financial condition, results of operations and cash flows and prospects;
•stock repurchases;
•activism by any single large shareholder or combination of shareholders;
•any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, issuances of restricted stock/units and the grant or exercise of stock options from time to time;
•general market and economic conditions, including those discussed above; and
•the other factors discussed above that may impact our quarterly results.
In addition, the Nasdaq Stock Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on Nasdaq. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action or derivative litigation has often been instituted against companies. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
The formation of group purchasing organizations (“GPOs”), provider networks and buying groups may place us at a competitive disadvantage.
The formation of GPOs, provider networks and buying groups may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which could in turn negatively impact our financial results. As a full-service distributor with business service capabilities, we cannot assure you that we will be able to successfully compete with price-oriented distribution models that more readily enable the pricing typically demanded by GPOs, provider networks and buying groups.
Increases in over-the-counter sales of companion animal products, or sales of companion animal products from non-veterinarian sources, could adversely affect our business.

Companion animal health products are becoming increasingly available to consumers at competitive prices from sources other than veterinarians, including human health product pharmacies, Internet pharmacies and big-box retailers, and consumers are increasingly seeking such alternatives sources of supply for their companion animal health products. Companion animal owners also could decrease their reliance on, and visits to, veterinarians as they rely more on online animal-health information and retailers that now offer basic veterinary services. Because we market our companion animal prescription products primarily through the veterinarian channel, any decrease in visits to and reliance on veterinarians could have a material adverse effect on our business. In addition, companion animal owners may substitute human health products for animal-health products if they deem human health products to be acceptable, lower-cost alternatives.
Our international operations are subject to inherent risks that could adversely affect our operating results.
There are a number of risks inherent in foreign operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, complex regulatory requirements, staffing and management complexities, import and export costs, other economic factors and political considerations, all of which are subject to unanticipated changes.
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
Change and uncertainty in the health care industry, including continued implementation of the U.S. Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Health Care Reform Law”), could materially adversely affect our business.
Laws and regulations affecting the health care industry in the U.S. have changed dramatically in recent years, and we expect that future and pending legislation, rulemaking, and court decisions on legal challenges to the Health Care Reform Law will further change the landscape. Foreign government authorities may also adopt reforms of their health systems. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us. The continued uncertain status of the Health Care Reform Law affects our ability to plan.
Recently, there has been increased scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the President, and various states, including that several bills have been introduced on a federal level. Such legislation, if enacted, could have the potential to impose additional costs on our business.
Reporting and disclosure obligations under the Physician Payment Sunshine Act provisions of the Health Care Reform Law increase the cost of our regulatory compliance.
The Physician Payment Sunshine Act imposes annual reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. Under the Physician Payment Sunshine Act we are required to collect and report detailed information regarding certain financial relationships we have with covered recipients such as physicians, dentists and teaching hospitals. We may also be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. Our compliance with these rules imposes additional costs on us.
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
Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the distribution of pharmaceuticals and medical devices, and human cells, tissue and cellular and tissue-based products, also known as HCT/P products, and animal feed and supplements. Among other things, such laws, and the regulations promulgated thereunder:

•regulate the storage and distribution, labeling, packaging, handling, reporting, record keeping, introduction, manufacturing and marketing of drugs, HCT/P products and medical devices;
•subject us to inspection by the FDA and the DEA;
•regulate the storage, transportation and disposal of certain of our products that are considered hazardous materials;
•regulate the distribution and storage of pharmaceuticals and controlled substances;
•require us to advertise and promote our drugs and devices in accordance with applicable FDA requirements;
•require registration with the FDA and the DEA and various state agencies;
•require record keeping and documentation of transactions involving drug products;
•require us to design and operate a system to identify and report suspicious orders of controlled substances to the DEA;
•require us to manage returns of products that have been recalled and subject us to inspection of our recall procedures and activities; and
•impose reporting requirements if a pharmaceutical, HCT/P product or medical device causes serious illness, injury or death.
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
For example, as further disclosed under “Litigation” in this Annual Report on Form 10-K, our subsidiary Animal Health International was recently the subject of an investigation by the U.S. Attorney’s Office for the Western District of Virginia, which resulted in Animal Health International pleading guilty to a strict-liability misdemeanor offense in connection with its failure to comply with federal law relating to the sales of prescription animal health products, and a total criminal fine and forfeiture of $52.8 million. In addition, Animal Health International and Patterson entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications through fiscal 2023. This matter may continue to divert management's attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
Public concern over the abuse of opioid medications in the U.S., including increased legal and regulatory action, could negatively affect our business.
Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the U.S. Federal, state and local governmental and regulatory agencies are conducting investigations of pharmaceutical manufacturers and other pharmaceutical wholesale distributors regarding the distribution of opioid medications.
For example, as disclosed in our prior periodic reports, two of our subsidiaries were added as co-defendants in civil litigation brought by private claimants against various manufacturers, distributors and retail pharmacies throughout the U.S., which claimed that defendants “breached their legal duties under federal law to monitor, detect, investigate, refuse and report suspicious orders of prescription opiates,” captioned In re National Prescription Opiate Litigation, MDL No. 2804, pending in the U.S. District Court for the Northern District of Ohio. The subsidiaries, Patterson Logistics Services Inc. and Patterson Veterinary Supply, Inc., were voluntarily dismissed from this action without prejudice in January 2020. We may face similar civil claims or governmental investigations in the future.
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
Failure to comply with fraud and abuse laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private regulators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of noncompliance.
If we fail to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health records or transmissions, we could be required to make significant changes to our products, or incur substantial fines, penalties or other liabilities.
The FDA has become increasingly active in addressing the regulation of computer software and digital health products intended for use in health care settings, and has developed and continues to develop policies on regulating clinical decision support tools and other types of software as medical devices. Certain of our software and related products support practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is subject to regulation as a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.
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
We also sell products and services that health care providers use to store and manage patient medical or dental records. These customers, and we are subject to laws, regulations and industry standards, such as HIPAA and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records, and our products may be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products or services to comply with applicable legal or contractual data privacy or security requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.
Finally, we are also subject to non-healthcare-specific requirements of the countries and states in which we operate which govern the handling, storage, use and protection of personal information, such as the California Consumer Privacy Act, or CCPA, which is a state statute intended to enhance privacy rights and consumer protection for residents of California, and the pan-European General Data Protection Regulation, or GDPR.
Both in the U.S. and abroad, these laws and regulations continue to evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. If we fail to comply with such laws and regulations, we could be required to make significant changes to our products or services, or incur substantial fines, penalties, or other liabilities. For example, if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of the products and services we distribute or privacy practices, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. The costs of compliance with, and the other burdens imposed by, new or existing laws or regulatory actions may prevent us from selling the products or services we distribute, or increase the costs of doing so, and may affect our decision to distribute such products or services. In addition, a determination by a court or government agency that any of our practices do not meet these standards could result in liability or negative publicity, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks generally associated with our information systems and cyber-security attacks could adversely affect our results of operations.
We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze and store customer, product, supplier, and employee data to, among other things:
•facilitate the purchase and distribution of thousands of inventory items through numerous fulfillment centers;
•receive, process and ship orders on a timely basis;
•accurately bill and collect from thousands of customers;
•process payments to suppliers; and
•provide products and services that maintain certain of our customers’ electronic medical or dental records (including protected health information of their human patients).
As the breadth and complexity of our IS continue to grow, we will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems (including third-party systems we rely on), including:
•disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms;

•security breaches of, cyberattacks on and other failures or malfunctions in our critical application systems or their associated hardware; and
•excessive costs, excessive delays or other deficiencies in systems development and deployment.
Our IS are vulnerable to natural disasters, power losses, computer viruses, telecommunication failures and other problems. In addition, information security risks have generally increased in recent years. Increased IS security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our IS, customers and other business partners, as well as the confidentiality, availability, and integrity of our data, customers and other business partners. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. These data breaches and any unauthorized access or disclosure of our information could compromise intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. A cyber-security attack that bypasses our IS security causing an IS security breach may lead to a material disruption of our IS and/or the loss of business information, which could adversely affect our business. These risks may include, among others, the following:
•future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;
•operational or business delays resulting from the disruption or damage of IS and subsequent clean-up and mitigation activities, including our ability to process orders, maintain proper levels of inventories, collect accounts receivable and disburse funds;
•negative publicity resulting in reputation or brand damage with our customers, suppliers or industry peers; and
•lawsuits for, or regulatory proceedings relating to, a breach of personal financial and health information belonging to our customers and their patients.
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
In recent fiscal years, we have experienced significant changes in our senior leadership team. If we experience additional departures, they could be particularly disruptive in light of difficult market conditions, could significantly delay, prevent the achievement of, or make it more difficult for us to pursue and execute on our business objectives, and could have an adverse effect on our business, financial condition and operating results. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.
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
We may experience significant disruptions in our operations resulting from our enterprise resource planning system.
We depend on our information technology systems and our financial shared services for the efficient functioning of our business, including accounting, billing, data storage, purchasing and inventory management. In addition, we have implemented an enterprise resource planning (“ERP”) system across certain significant operating locations to support our operations. The operation of this ERP system requires the investment of human and financial resources. We have incurred and expect to continue to incur expenses as we continue to enhance and develop our ERP system. As a result of our ERP system, we may encounter difficulties in operating our business, which could disrupt our operations, including our ability to timely ship and track customer orders, determine inventory requirements, manage our supply chain, manage customer billing and otherwise adequately service our customers, and lead to increased costs and other difficulties. If we experience significant disruptions resulting from our ERP system, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our operating results and cash flows.
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
In fiscal 2020, we recorded impairment charges that eliminated our Animal Health segment’s goodwill, and we may be required in the future to record a significant charge to earnings if our Dental segment’s goodwill or other intangible assets become impaired.
Our balance sheet includes goodwill and other identifiable intangible assets. We recorded a $269.0 million non-cash pre-tax goodwill impairment charge in our Animal Health segment as part of management’s annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2020 fourth quarter as the valuation date. Due to the effects of the COVID-19 pandemic, we tested our goodwill for impairment again in April 2020 and recorded an additional $406.1 million non-cash pre-tax impairment charge of our Animal Health reporting unit’s goodwill, based on management’s estimates of future cash flows, driven by reduced sales volumes, as well as reduced EBITDA multiples of comparable companies. As of April 25, 2020, our Animal Health reporting unit had no remaining goodwill as a result of the total goodwill impairment charges recorded in the fourth quarter of fiscal 2020 of $675.1 million. If future impairment of our Dental segment’s goodwill or other identifiable intangible assets is determined, we may be required to record a significant charge to earnings in the period of such determination under U.S. generally accepted accounting principles.
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
As of April 25, 2020, PLSI operated the following 13 fulfillment centers (seven primary centers) totaling 1.0 million square feet:
•two dental fulfillment centers (Hawaii and Texas);
•four animal health fulfillment centers (Alabama, Colorado and Texas (two)); and

•seven fulfillment centers that distribute dental and animal health products (California, Florida, Indiana, Iowa, Pennsylvania, South Carolina and Washington).
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
On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the U.S. Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanded the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral arguments on May 1, 2019. On August 14, 2019, the Fifth Circuit affirmed the District Court’s finding that the arbitration provision does not apply to this litigation. On January 15, 2020, we reached an agreement in principle to settle with Archer. On March 23, 2020, we settled with Archer and the action against Patterson was dismissed on March 31, 2020.

On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act. Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs. On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs. On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the U.S. Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommends the dismissal of all claims against individuals defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On September 10, 2019, the District Court adopted the Magistrate Judge’s report and recommendation. While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received, and responded to, requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action complaint and certain antitrust litigation.
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) informed us that our subsidiary, Animal Health International, Inc., had been designated a target of a criminal investigation. The investigation originally related to Animal Health International’s sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal law. After being contacted by the USAO-WDVA, Patterson retained outside legal counsel and began an internal investigation. Since that time, we produced documents both responsive to grand jury subpoenas and voluntarily. In December 2018, as a result of our internal investigation, we voluntarily advised the USAO-WDVA that some of Animal Health International’s shipments of prescription animal health products were made from a warehouse rather than a pharmacy to end-user customers in the states of Virginia and Tennessee. Thereafter, as part of our internal investigation, we conducted a comprehensive review of Animal Health International’s distribution and licensing practices across all 50 U.S. states. That review identified compliance issues in additional states, which we voluntarily disclosed to the USAO-WDVA in April 2019. Our Board of Directors established a special investigation committee to oversee and conduct the investigation, to review our licensing, dispensing, distribution and related sales practices company-wide, and to report on its findings to the Board and to the USAO-WDVA. As a result of the internal investigation, we modified our licensing, dispensing, distribution and related sales processes company-wide. We reached an agreement with the USAO-WDVA that resolved the federal government’s criminal investigation into Animal Health International and other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation. Under the terms of the agreement, Animal Health International paid a total criminal fine and forfeiture of $52.8 million in the fourth quarter of fiscal 2020, and Animal Health International pleaded guilty to a strict-liability misdemeanor offense under the Federal Food, Drug and Cosmetic Act in connection with its failure to comply with federal law relating to the sales of prescription animal health products. In addition, Animal Health International and Patterson entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications for the period from the date of signing the non-prosecution agreement through the next three full fiscal years. The sentencing hearing took place on May 4, 2020, and the court entered a one-year probation period for Animal Health International. We recorded a reserve of $58.3 million in our Corporate segment for the three and six months ended October 26, 2019 to account for the then-anticipated settlement of this matter and certain related costs and expenses. This matter may continue to divert management’s attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the U.S. District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB). Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors. Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412.8 million of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act. Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On September 10, 2019, the Honorable Patrick J. Schiltz dismissed this action without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On October 31, 2019, Patterson’s Board received a written demand to initiate litigation against its officers and directors based on the claims Ms. Pemberton originally presented in her complaint. Following this demand, and after consultation with legal counsel, effective March 16, 2020, the Board adopted a resolution appointing Professor John Matheson and The Honorable George McGunnigle, retired Judge of Hennepin County District Court, as a special litigation committee pursuant to Minnesota Statutes Section 302A.241. Pursuant to the resolution, the special litigation committee has complete power and authority to investigate the demand, analyze the legal rights or remedies of Patterson, determine whether those rights or remedies should be pursued, and respond to Ms. Pemberton on behalf of Patterson.
On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315. Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to: (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.” Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412.8 million worth of its own stock at artificially inflated prices.” In the derivative complaint, plaintiff asserts three counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment. Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On February 19, 2019, the Hennepin County District Court ordered this litigation stayed pending resolution of the above-described case brought by Sally Pemberton. On September 10, 2019, the Honorable Patrick J. Schiltz dismissed Pemberton without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On November 5, 2019, the defendants in Johnsen moved to dismiss such action based on plaintiff’s failure to make a pre-suit demand or otherwise properly plead demand futility. On December 12, 2019, in light of the outcome in Pemberton, the defendants and Johnsen entered into a stipulation for voluntary dismissal of the Johnsen action, which the court granted on December 13, 2019. On April 27, 2020, Patterson’s Board received a written demand to initiate litigation against its officers and directors based on the claims Ms. Johnsen originally presented in her complaint. The Board is in the process of reviewing the demand and determining how to address it.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Patterson’s common stock trades on the NASDAQ Global Select Market® under the symbol “PDCO.”
Holders
On June 16, 2020, the number of holders on record of common stock was 1,789. The transfer agent for Patterson’s common stock is EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, Minnesota 55120, telephone: (800) 468-9716.
Dividends
In fiscal 2020, a quarterly cash dividend of $0.26 per share was paid throughout the year. We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to approval by our Board of Directors, which will depend on our earnings, capital requirements, operating results and financial condition, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.
Securities Authorized for Issuance Under Equity Compensation Plans
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.
Purchases of Equity Securities by the Issuer
On March 13, 2018, the Board of Directors authorized a $500 million share repurchase program through March 13, 2021. No shares were repurchased under the stock repurchase plan during fiscal 2020.

Performance Graph

The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 25, 2015, through April 25, 2020, with the cumulative return over the same time period on the same amount invested in the S&P 500 Index and the S&P 500 Healthcare Index.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

DOLLARS
200
150
100
50
0
4/25/2015
4/30/2016
4/29/2017
4/28/2018
4/27/2019
4/25/2020
Patterson Companies, Inc.
S&P 500
S&P 500 Healthcare Index

	Fiscal Year Ending
	4/25/2015	4/30/2016	4/29/2017	4/28/2018	4/27/2019	4/25/2020
Patterson Companies, Inc.	100.00	91.75	96.24	53.03	51.21	37.87
S&P 500	100.00	99.69	117.55	134.24	150.80	148.44
S&P 500 Healthcare Index	100.00	95.38	105.00	118.31	128.29	148.21

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 25, 2020 (1)	April 27, 2019 (2)	April 28, 2018 (3)	April 29, 2017 (4)	April 30, 2016 (5)
Statement of Operations Data:
Net sales	$5,490,011	$5,574,523	$5,465,683	$5,593,127	$5,386,703
Cost of sales	4,292,601	4,383,748	4,266,317	4,291,730	4,063,955
Gross profit	1,197,410	1,190,775	1,199,366	1,301,397	1,322,748
Operating expenses	1,094,474	1,053,059	979,477	1,013,469	975,035
Goodwill impairment	675,055	—	—	—	—
Operating (loss) income	(572,119)	137,716	219,889	287,928	347,713
Other expense, net	(18,288)	(31,488)	(40,626)	(37,047)	(46,020)
(Loss) income before taxes	(590,407)	106,228	179,263	250,881	301,693
Income tax (benefit) expense	(1,040)	23,352	(21,711)	77,093	116,009
Net (loss) income from continuing operations	(589,367)	82,876	200,974	173,788	185,684
Net (loss) income from discontinued operations	—	—	—	(2,895)	1,500
Net (loss) income	(589,367)	82,876	200,974	170,893	187,184
Net loss attributable to noncontrolling interests	(921)	(752)	—	—	—
Net (loss) income attributable to Patterson Companies, Inc.	$(588,446)	$83,628	$200,974	$170,893	$187,184
Diluted (loss) earnings per share attributable to Patterson Companies, Inc.:
Continuing operations	$(6.25)	$0.89	$2.16	$1.82	$1.90
Discontinued operations	—	—	—	(0.03)	0.01
Net diluted (loss) earnings per share	$(6.25)	$0.89	$2.16	$1.79	$1.91
Weighted average shares - diluted	94,154	93,484	93,094	95,567	97,902
Dividends per common share	$1.04	$1.04	$1.04	$0.98	$0.90
Balance Sheet Data:
Working capital	$467,867	$728,651	$864,343	$899,662	$918,206
Total assets	2,715,350	3,269,269	3,471,664	3,507,913	3,520,804
Total long-term debt	587,766	725,341	922,030	998,272	1,022,155
Stockholders’ equity	836,444	1,480,507	1,461,790	1,394,433	1,441,746
See the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(1)Fiscal 2020 operating expenses include costs and expenses incurred in the first quarter of $17.7 million related to the settlement of litigation and costs and expenses incurred in the second quarter of $58.3 million related to the then-probable settlement of an investigation by the U.S. Attorney’s Office for the Western District of Virginia. In fiscal 2020, we also recorded non-cash pre-tax goodwill impairment charges totaling $675.1 million in our Animal Health segment. The goodwill impairments were not fully tax deductible.
(2)Fiscal 2019 operating expenses include a pre-tax charge of $28.3 million related to the settlement of litigation.
(3)Fiscal 2018 includes a provisional discrete net tax benefit of $76.6 million related to the enactment of comprehensive tax legislation by the U.S. government. See Note 11 to the Consolidated Financial Statements for additional information.
(4)In fiscal 2017, we recorded a non-cash impairment charge of $36.3 million related to a distribution agreement intangible asset within operating expenses.
(5)In June 2015, we acquired Animal Health International, Inc. Prior to our acquisition, Animal Health International, Inc. generated sales and earnings before interest, income taxes, depreciation and amortization of $1.5 billion and $68 million, respectively, during the 12 months ended March 2015. In connection with this acquisition, we incurred pre-tax transaction costs of $13.7 million, or $0.11 per diluted share. Also in fiscal 2016, we approved a one-time repatriation of approximately $200.0 million of foreign earnings. This one-time repatriation reduced the overall cost of funding the acquisition of Animal Health International, Inc. In addition, certain foreign cash at Patterson Medical was required to be repatriated as part of the sale of Patterson Medical. The continuing operations tax impact of $12.3 million from the repatriation was recorded during fiscal 2016.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our financial information for fiscal 2020 is summarized in this Management’s Discussion and Analysis and the Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2020, 2019 and 2018 ended on April 25, 2020, April 27, 2019 and April 28, 2018, respectively, and all years consisted of 52 weeks. Fiscal 2021 will end on April 24, 2021 and will consist of 52 weeks.
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
Factors Affecting Our Results
COVID-19. The COVID-19 pandemic, including closures and other steps taken by governmental authorities in response to the virus, has had a significant impact on our businesses. Through March 2020, sales in our Dental and Animal Health segments were up year over year. In April 2020, our Dental segment sales were down approximately 71% and our Animal Health segment sales were down approximately 9%, as compared to April 2019. In addition, operating expenses were also down significantly in April 2020, as compared to April 2019, as certain variable expenses decreased with sales.

Goodwill Impairment. In the fourth quarter of fiscal 2020, we recorded non-cash pre-tax goodwill impairment charges totaling $675.1 million in our Animal Health segment ("Goodwill Impairment"), which were not fully tax deductible. The decrease in the fair value of the Animal Health reporting unit below its carrying value was mainly the result of a reduction in management’s estimates of future cash flows. Future cash flows were affected by a reduction in future sales volume and operating margins. The sales volume estimate is a reflection of recent sales trends we’ve experienced. Future operating margins are expected to be lower based on current trends in our markets. These trends are driven by customer and vendor consolidation. We experienced a further decrease in the fair value of the Animal Health reporting unit subsequent to our annual goodwill impairment test, which was caused by additional reductions in management’s estimates of future cash flows, driven by reduced sales volumes, as well as reduced EBITDA multiples of comparable companies. These estimates and market multiples were negatively affected by COVID-19. The animal health industry has experienced a reduction in sales volume as a result of stay at home and shelter in place orders, as well as a result of meat packing plant closures. Our future cash flow estimates for this business unit reflect the long-term impact of COVID-19.

Receivables Securitization Program. In fiscal 2019 and fiscal 2020, we entered into receivables purchase agreements with MUFG Bank, Ltd. ("MUFG"). Under these agreements, MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”).
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The initial transaction in fiscal 2019 was a sale of $237.6 million of net receivables. From this sale, we received $171.0 million of cash. The proceeds from the initial sale were primarily used to reduce debt. The transaction in fiscal 2020 reduced our net receivables by $120.1 million and increased cash by $29.0 million as of January 25, 2020. As of April 25, 2020, the maximum available under the receivables purchase agreements was $200.0 million, of which $200.0 million was utilized. The DPP receivable was $117.3 million as of April 25, 2020.

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

Gain on Investment. We recorded a pre-tax gain of $34.3 million related to one of our investments ("Gain on Investment") in fiscal 2020. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences.
Early Repayment of Debt. In fiscal 2020, we repaid certain indebtedness totaling $373.8 million ("Early Repayment of Debt"). As a result, we recorded a pre-tax non-cash charge of $9.0 million during fiscal 2020. This charge relates to the January 2014 forward interest rate swap agreement and accelerated amortization of debt issuance costs.
Fiscal 2020 U.S. Attorney's Office Legal Reserve. We incurred costs and expenses of $58.3 million ("Fiscal 2020 U.S. Attorney's Office Legal Reserve") during the second quarter of fiscal 2020 related to the then-probable settlement of an investigation by the U.S. Attorney's Office for the Western District of Virginia. See "Part I, Item 3. Legal Proceedings" for additional information.
Fiscal 2020 Legal Reserve. We incurred expenses of $17.7 million during the first quarter of fiscal 2020 related to the settlement of litigation with SourceOne Dental, Inc.

Fiscal 2019 Legal Reserve. In September 2018, we signed an agreement to settle the litigation entitled In re Dental Supplies Antitrust Litigation. Under the terms of the settlement, we paid $28.3 million into escrow upon preliminary court approval. Such funds were to be released to the settlement fund administrator upon final court approval of the settlement, which was granted at the fairness hearing held on June 24, 2019. We established a pre-tax reserve of $28.3 million during the first quarter of fiscal 2019 to account for the settlement of this matter.

U.S. Tax Reform. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act significantly revised the future ongoing U.S. federal corporate income tax by, among other things, lowering U.S. federal corporate tax rates and implementing a territorial tax system. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. For our fiscal year ending April 28, 2018, we utilized a blended rate of approximately 30.5%. For fiscal 2018, these impacts resulted in a provisional discrete net tax benefit of $76.6 million, which included provisional amounts of $81.9 million of tax benefit on U.S. deferred tax assets and liabilities, $4.0 million of tax expense for a one-time transition tax on unremitted foreign earnings and $1.2 million in withholding taxes paid on current year distributions.
Results of Operations
The following table summarizes our results as a percent of net sales:

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.2	78.6	78.1
Gross profit	21.8	21.4	21.9
Operating expenses	19.9	18.9	17.9
Goodwill impairment	12.3	—	—
Operating (loss) income	(10.4)	2.5	4.0
Other expense, net	(0.4)	(0.6)	(0.7)
(Loss) income before taxes	(10.8)	1.9	3.3
Income tax (benefit) expense	(0.1)	0.4	(0.4)
Net (loss) income	(10.7)	1.5	3.7
Net loss attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to Patterson Companies, Inc.	(10.7)%	1.5%	3.7%

Fiscal 2020 Compared to Fiscal 2019
Net sales. Consolidated net sales in fiscal 2020 were $5,490.0 million, a decrease of 1.5% from $5,574.5 million in fiscal 2019. Foreign exchange rate changes had an unfavorable impact of 0.4% on fiscal 2020 sales.
Dental segment sales decreased 4.1% to $2,101.9 million in fiscal 2020 from $2,191.8 million in fiscal 2019. Foreign exchange rate changes had an unfavorable impact of 0.1% on fiscal 2020 sales. Sales of consumables decreased 6.5%, sales of equipment and software decreased 2.5%, and sales of other services and products increased 2.2% in fiscal 2020. Dental segment sales were negatively affected by the COVID-19 pandemic during the fourth quarter of fiscal 2020 due to mandated and recommended closures after the American Dental Association announced on March 16, 2020 that dentists nationwide postpone elective procedures in response to the spread of COVID-19 across the country.
Animal Health segment sales decreased 0.5% to $3,336.3 million in fiscal 2020 from $3,354.5 million in fiscal 2019. Foreign exchange rate changes had an unfavorable impact of 0.6% on fiscal 2020 sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during fiscal 2020, resulting in an estimated 0.3% unfavorable impact to sales. Animal Health segment sales were also negatively affected by COVID-19 during the fourth quarter of fiscal 2020. The animal health industry has experienced a reduction in sales volume as a result of stay at home and shelter in place orders.
Gross profit. Consolidated gross profit margin increased 40 basis points from the prior year to 21.8%. Gross profit margin rates increased in both the Dental and Animal Health segment. In addition, a greater percentage of sales came from our Corporate segment sales, resulting in a higher consolidated gross profit margin rate.
Operating expenses. Consolidated operating expenses for fiscal 2020 were $1,094.5 million, a 4.0% increase from the prior year of $1,053.1 million. We incurred higher operating expenses during fiscal 2020 primarily as a result of legal fees and settlements in fiscal 2020 being $40.9 million higher than those incurred in fiscal 2019.
Goodwill impairment. In fiscal 2020, we recorded goodwill impairment charges totaling $675.1 million in our Animal Health segment.
Operating (loss) income. The consolidated operating loss was $572.1 million in fiscal 2020, compared to operating income of $137.7 million, or 2.5% of sales, in fiscal 2019. The change in operating (loss) income from fiscal 2019 was driven by the Goodwill Impairment and higher legal fees and settlements in fiscal 2020.
Dental segment operating income was $168.3 million for fiscal 2020, a decrease of $10.9 million from fiscal 2019. The decrease was driven primarily by lower net sales, partially offset by lower operating expenses.
Animal Health segment operating loss was $594.7 million for fiscal 2020, as compared to operating income of $81.5 million for fiscal 2019. The change was primarily driven by the Goodwill Impairment in fiscal 2020.

Corporate segment operating loss was $145.7 million for fiscal 2020, as compared to a loss of $123.0 million for fiscal 2019. The change was driven primarily by higher legal fees and settlements, partially offset by higher net sales recorded during fiscal 2020.
Other income (expense), net. Net other expense was $18.3 million in fiscal 2020, compared to $31.5 million in fiscal 2019. Net other expense was lower during fiscal 2020 due to the Gain on Investment, partially offset by losses incurred on interest rate swap agreements we utilize to hedge against interest rate fluctuations that impact the amount of net sales we record related to our customer financing contracts. In addition, interest expense was higher in fiscal 2020, driven by the Early Repayment of Debt, partially offset by lower long-term debt.
Income tax (benefit) expense. For fiscal 2020, the income tax benefit was $1.0 million on a loss before taxes of $590.4 million. The Goodwill Impairment and the Fiscal 2020 U.S. Attorney's Office Legal Reserve were not fully deductible. The effective income tax rate for fiscal 2019 was 22.0%.
Net (loss) income attributable to Patterson Companies, Inc. and (loss) earnings per share. Net loss attributable to Patterson Companies Inc. was $588.4 million in fiscal 2020, compared to net income attributable to Patterson Companies Inc. of $83.6 million in fiscal 2019. The loss per diluted share was $6.25 in fiscal 2020, compared to earnings per diluted share of $0.89 in fiscal 2019. Weighted average diluted shares in fiscal 2020 were 94,154,000, compared to 93,484,000 in fiscal 2019. The fiscal 2020 and fiscal 2019 cash dividend was $1.04 per common share.
Fiscal 2019 Compared to Fiscal 2018

See Item 7 in our 2019 Annual Report on Form 10-K filed June 26, 2019.

Liquidity and Capital Resources

Net cash (used in) provided by operating activities was $(243.5) million in fiscal 2020, compared to $48.2 million in fiscal 2019 and $178.9 million in fiscal 2018. Net cash used in operating activities in fiscal 2020 was primarily due to the impact of our Receivables Securitization Program, partially offset by a reduction in working capital, which was driven mainly by an increase in accounts payable. The net cash provided by operating activities in fiscal 2019 was primarily driven by a reduction in working capital, partially offset by the impact of our Receivables Securitization Program. In fiscal 2018, our cash flows from operating activities were primarily driven by net income.

Net cash provided by investing activities was $499.1 million in fiscal 2020, compared to $340.7 million in fiscal 2019 and $17.0 million in fiscal 2018. Collections of deferred purchase price receivables were $540.9 million, $402.4 million and $49.7 million in fiscal 2020, 2019 and 2018, respectively. Capital expenditures were $41.8 million, $60.7 million and $43.3 million in fiscal 2020, 2019 and 2018, respectively. Capital expenditures in fiscal 2019 included a $14.9 million investment to convert leased property into owned property. We expect to use a total of approximately $50 million for capital expenditures in fiscal 2021.

Net cash used in financing activities in fiscal 2020 was $271.2 million. Uses of cash consisted primarily of $460.8 million for the retirement of long-term debt and $100.4 million for dividend payments. In December 2019, we entered into a $300.0 million senior unsecured term loan facility, as described further below. Net cash used in financing activities in fiscal 2019 was $355.2 million. Uses of cash consisted primarily of $249.5 million for the retirement of long-term debt and $99.5 million for dividend payments. Net cash used in financing activities in fiscal 2018 was $230.2 million. Uses of cash consisted primarily of $164.8 million for the retirement of long-term debt, $99.2 million for dividend payments and $87.5 million for share repurchases. In March 2018, we issued fixed-rate senior notes with an aggregate principal amount of $150.0 million, due fiscal 2028. The proceeds were used to repay $150.0 million of senior notes that came due in March 2018, which is included in the $164.8 million of debt retirement noted above.

In fiscal 2020, a quarterly cash dividend of $0.26 per share was paid throughout the year. We currently expect to pay quarterly cash dividends in the future, but any future dividend payments will be subject to approval by our Board of Directors, which will depend on our earnings, capital requirements, operating results and financial condition, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Accordingly, there can be no assurance that we will pay dividends in the future at the same rate or at all.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750.0 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500.0 million. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. During the quarter ended October 26, 2019, we repaid the remaining $81.6 million outstanding under the unsecured term loan. As of April 25, 2020, no amount was outstanding under the Amended Credit Agreement unsecured term loan or revolving line of credit. At April 27, 2019, $87.1 million was outstanding under the Amended Credit Agreement unsecured term loan at an interest rate of 3.73%, and no amount was outstanding under the Amended Credit Agreement revolving line of credit. The term loan and revolving line of credit mature no later than January 2022.

In December 2019, we entered into a senior unsecured term loan facility agreement (the “Term Facility Agreement”), consisting of a $300.0 million term loan. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread is based on our leverage ratio, as defined in the Term Facility Agreement. The proceeds were used to repay certain existing indebtedness, pay fees and expenses incurred in connection with the Term Facility Agreement, and finance our ongoing working capital and other general corporate purposes. The Term Facility will mature no later than December 20, 2022. As of April 25, 2020, $300.0 million was outstanding under the Term Facility at an interest rate of 1.87%.

During the quarter ended January 25, 2020, we repaid certain indebtedness totaling $373.8 million. See Note 6 to the Consolidated Financial Statements for additional details on the repayments.

On March 13, 2018, the Board of Directors authorized a $500 million share repurchase program through March 13, 2021. As of April 25, 2020, $500 million remains available under the current repurchase authorization.

We have $77.9 million in cash and cash equivalents as of April 25, 2020, of which $46.8 million is in foreign bank accounts. See Note 11 to the Consolidated Financial Statements for further information regarding our intention to permanently reinvest these funds. Included in cash and cash equivalents as of April 25, 2020 is $21.8 million of cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. See Note 7 to the Consolidated Financial Statements for further information. We expect funds used in operations, the collection of deferred purchase price receivables, existing cash balances and credit availability under existing debt facilities will be sufficient to meet our working capital needs and to finance our business over the next fiscal year.

In May 2020, we requested draws on our Amended Credit Agreement revolving line of credit, resulting in a total of $450 million outstanding under the revolving credit facility, representing 90% of the full amount available. The Company elected to drawdown the revolving line of credit to increase its cash position and provide financial flexibility in light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic. The proceeds are being used for working capital and other general corporate purposes.

As part of our broad-based effort to respond to the COVID-19 pandemic, we implemented cost reduction measures, including base salary reductions for employees at the level of manager through our executive officers of between 10% and 35% during the period from May 1, 2020 through July 31, 2020.
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
Customer Financing Arrangements
As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Patterson-

sponsored program, equipment purchased by creditworthy customers may be financed up to a maximum of $1 million. We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. We currently have two arrangements under which we sell these contracts.
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG Bank, Ltd. ("MUFG") serving as the agent. We utilize PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. The capacity under the agreement with MUFG at April 25, 2020 was $525 million.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II, a consolidated, wholly owned subsidiary, sells financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. The capacity under the agreement with Fifth Third at April 25, 2020 was $100 million.
Our financing business is described in further detail in Note 8 to the Consolidated Financial Statements.
Contractual Obligations
A summary of our contractual obligations as of April 25, 2020 follows (in thousands):

	Payments due by year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt principal	$591,250	$—	$400,750	$150,500	$40,000
Long-term debt interest	59,834	16,158	26,684	12,444	4,548
Operating leases	84,919	33,195	41,710	9,137	877
Total	$736,003	$49,353	$469,144	$172,081	$45,425
As of April 25, 2020 our gross liability for uncertain tax positions, including interest and penalties, was $13.7 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.
For a more complete description of our contractual obligations, see Notes 7 and 11 to the Consolidated Financial Statements.
Outlook

The COVID-19 pandemic and measures taken in response thereto have had a significant impact on our businesses. In March 2020, based upon the recommendations of the American Dental Association, the American Veterinary Medical Association and such organizations’ state-level counterparts, various dental and veterinary offices announced that they were performing only emergency or limited procedures, and rescheduled wellness exams and other elective procedures. In addition, many states and countries imposed restrictions on business operations to protect public health. As of June 2020, these measures have been lifted in some areas that we serve, sometimes subject to social distancing and capacity restrictions. However, future closures may be mandated or recommended by health authorities in some states, cities, or counties depending on the progress of the pandemic. In addition, even if dental and veterinary offices are open for business in their area, some consumers may continue to delay elective visits. In addition, the pandemic has also negatively impacted consumer spending and business spending habits due to increased unemployment and economic uncertainty, all of which may become heightened concerns upon a second wave of infection or future developments. The animal health industry has also experienced a reduction in sales volume as a result of stay at home and shelter in place orders, as well as due to meat packing plant closures.
We cannot accurately estimate how long and to what extent COVID-19 will continue to impact our business. Although we have experienced reduced demand, we are unable to predict how significantly the pandemic will reduce future demand for services provided by dentists and veterinarians, the effect of such decreased demand on the demand for the dental and companion animal products and services we distribute, or the impact of the pandemic on the overall healthcare infrastructure and economic outlook in the United States, Canada or the United Kingdom.

In addition to the impact on procedure volumes, we are experiencing and may experience other disruptions as a result of the COVID-19 pandemic. For example, disruptions or potential disruptions include restrictions on the ability of our personnel to travel and access customers for sales, service and other support; supplier disruptions; and additional government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to sell and service the products we distribute. Furthermore, the economic effects of the pandemic and other governmental actions could reduce the demand for food animal products, thereby adversely affecting our production animal supply business. The total impact of these disruptions could have a material impact on our financial condition, cash flows and results of operations. However, we continue to believe in the long-term fundamentals of our business and our compelling value proposition to customers.

Working Capital Management
The following table summarizes our average accounts receivable days sales outstanding and average annual inventory turnover for the past three fiscal years:

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Days sales outstanding	29.1	36.5	53.1
Inventory turnover	5.4	5.3	5.2

Foreign Operations

We derive foreign sales from Dental operations in Canada, and Animal Health operations in Canada and the U.K. Fluctuations in currency exchange rates have not significantly impacted earnings, as these fluctuations impact sales, cost of sales and operating expenses. However, changes in exchange rates adversely affected net sales by $21.9 million and $24.3 million in fiscal 2020 and 2019, respectively, while they positively impacted net sales by $29.5 million in fiscal 2018. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.
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
Patterson Advantage Loyalty Program – Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue. As of April 25, 2020, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 92.0% of the maximum potential amount that could be redeemed. We recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
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
Goodwill and Other Indefinite-Lived Intangible Assets – Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Impairment testing for goodwill is done at the reporting unit level, with all goodwill assigned to a reporting unit. We have two reporting units as of April 25, 2020; Dental and Animal Health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units. We assess goodwill for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Any goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.

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

Our indefinite-lived intangible asset is a trade name, which is assessed for impairment by comparing the carrying value of the asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. The determination of fair value involves assumptions, including projected revenues and gross profit levels, as well as consideration of any factors that may indicate potential impairment.

In connection with the preparation of these financial statements in the fourth quarter of fiscal 2020, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2020 fourth quarter as the valuation date. We determined that there was no impairment of our indefinite-lived intangible asset. Our annual goodwill impairment test resulted in no impairment to the Dental reporting unit’s goodwill, and a $269.0 million non-cash pre-tax impairment charge of our Animal Health reporting unit’s goodwill.

The decrease in the fair value of the Animal Health reporting unit below its carrying value was mainly the result of a reduction in management’s estimates of future cash flows. Future cash flows were affected by a reduction in future sales volume and operating margins. The sales volume estimate is a reflection of recent sales trends we’ve experienced. Future operating margins are expected to be lower based on current trends in our markets. These trends are driven by customer and vendor consolidation.

Subsequent to the annual test being completed and in connection with the preparation of these financial statements, we experienced events and circumstances that indicated that the carrying amount of goodwill may be further impaired. These events and circumstances included a decline in our projected future earnings and a sustained decrease in our share price. As such, we tested our goodwill for impairment as of the beginning of our fiscal April 2020. This test resulted in no impairment to the Dental reporting unit’s goodwill, and a $406.1 million non-cash pre-tax impairment charge of our Animal Health reporting unit’s goodwill.

The decrease in the fair value of the Animal Health reporting unit subsequent to the annual goodwill impairment test was caused by additional reductions in management’s estimates of future cash flows, driven by reduced sales volumes, as well as reduced EBITDA multiples of comparable companies. These estimates and market multiples were negatively affected by COVID-19. The animal health industry has experienced a reduction in sales volume as a result of stay at home and shelter in place orders, as well as a result of meat packing plant closures. Our future cash flow estimates for this business unit reflect the long-term impact of COVID-19.

As of April 25, 2020, our Animal Health reporting unit had no remaining goodwill as a result of the total goodwill impairment charges recorded in fiscal 2020 of $675.1 million.
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
Related Party Transactions – We have interests in a number of entities that are accounted for using the equity method. During fiscal 2020, 2019 and 2018 we made purchases of $94.2 million, $87.9 million and $84.2 million from these entities, respectively. During fiscal 2020, 2019 and 2018, we recorded net sales of $110.3 million, $74.5 million and $19.7 million to these entities, respectively.
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

We are exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although we are not currently involved with foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have changed net sales by approximately $85.1 million for the fiscal year ended April 25, 2020. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. We estimate that if foreign currency exchange rates changed by 10%, the impact would have been approximately $0.3 million to (loss) income before taxes for the fiscal year ended April 25, 2020.

In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750.0 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500.0 million. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving line of credit mature no later than January 2022. In December 2019, we entered into a senior unsecured term loan facility agreement (the “Term Facility Agreement”), consisting of a $300.0 million term loan. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread is based on our leverage ratio, as defined in the Term Facility Agreement. The Term Facility will mature no later than December 20, 2022. Interest on borrowings under the Amended Credit Agreement and the Term Facility Agreement is variable. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $3.0 million annual impact on our (loss) income before taxes.

Our earnings are also affected by fluctuations in short-term interest rates through the investment of cash balances and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a bank that provide for pricing based on variable interest rates.

When considering the exposure under the agreements whereby we sell equipment finance contracts to both a commercial paper conduit and bank, we have the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the majority of the portfolio of installment contracts generally turns over in less than 48 months, and we can adjust the rate we charge on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, we use an interest rate curve that approximates the maturity period of the then-outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contract sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets. In fiscal 2019, we entered into forward interest rate swap agreements in order to hedge against interest rate fluctuations that impact the amount of net sales we record related to these contracts. These interest rate swap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs. As a result of entering into these interest rate swap agreements, we estimate that a 10% change in interest rates would have less than a $1.0 million annual impact on our (loss) income before taxes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Patterson Companies, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Patterson Companies, Inc. internal control over financial reporting as of April 25, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Patterson Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 25, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), audited the accompanying consolidated balance sheets of Patterson Companies, Inc. (the Company) as of April 25, 2020 and April 27, 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended April 25, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated June 24, 2020 expressed an unqualified opinion thereon.

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
June 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Patterson Companies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. (the Company) as of April 25, 2020 and April 27, 2019, the related consolidated statements of operations and other comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 25, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 25, 2020 and April 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 25, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 25, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 24, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill Impairment of the Animal Health Reporting Unit

Description of the Matter	As discussed in Notes 1 and 4 of the consolidated financial statements, goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting unit level. The Company performed its annual goodwill impairment assessment over the Animal Health reporting unit as of January 26, 2020, the first day of its fourth quarter. Subsequent to the annual assessment date, the Company identified an indicator of impairment resulting from the impacts of the COVID-19 pandemic and performed an additional assessment as of March 21, 2020. As a result of both assessments, the Company concluded that the goodwill for Animal Health was fully impaired based on its estimate of fair value and recognized a goodwill impairment charge of $675 million in the fourth quarter.
Auditing management’s goodwill impairment tests for its Animal Health reporting unit was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. The estimates of the fair value of the Animal Health reporting unit was sensitive to significant assumptions, such as the weighted average cost of capital, forecasted revenue and related revenue growth rate, operating margin and terminal growth rates, which are affected by expected future market or economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process, including controls over management’s budgeting and forecasting process used to develop the projected future revenue, earnings and cash flows used in the fair value estimates, as well as controls over management’s review of the significant data and assumptions described above.
To test the estimated fair value of the Animal Health reporting unit, we performed audit procedures that included, among others, assessing the valuation methodologies used by management and testing the significant assumptions discussed above. For example, we compared the significant assumptions used by management to current industry, market and economic trends, as well as other relevant factors. We assessed the reasonableness of forecasted future revenue and operating margins by comparing the forecasts to historical results. We involved our valuation specialists to assist in our evaluation of the valuation models, methodologies and significant assumptions used by the Company, specifically the weighted average cost of capital. In addition, we tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1985.
Minneapolis, Minnesota
June 24, 2020

PATTERSON COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 25, 2020	April 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$77,944	$95,646
Receivables, net of allowance for doubtful accounts of $5,123 and $6,772	416,523	582,094
Inventory	812,194	761,018
Prepaid expenses and other current assets	236,104	165,605
Total current assets	1,542,765	1,604,363
Property and equipment, net	303,725	305,790
Operating lease right-of-use assets, net	79,021	—
Long-term receivables, net	214,915	113,081
Goodwill, net	138,724	816,226
Identifiable intangibles, net	313,505	351,153
Other non-current assets	122,695	78,656
Total assets	$2,715,350	$3,269,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$862,093	$648,418
Accrued payroll expense	68,385	73,665
Other accrued liabilities	113,714	129,654
Operating lease liabilities	30,706	—
Current maturities of long-term debt	—	23,975
Total current liabilities	1,074,898	875,712
Long-term debt	587,766	725,341
Non-current operating lease liabilities	49,854	—
Deferred income taxes	134,547	163,488
Other non-current liabilities	31,841	24,221
Total liabilities	1,878,906	1,788,762
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 95,947 and 95,272 shares issued and outstanding	959	953
Additional paid-in capital	146,606	131,460
Accumulated other comprehensive loss	(97,039)	(88,269)
Retained earnings	799,652	1,483,496
Unearned ESOP shares	(16,061)	(50,381)
Total Patterson Companies, Inc. stockholders' equity	834,117	1,477,259
Noncontrolling interests	2,327	3,248
Total stockholders’ equity	836,444	1,480,507
Total liabilities and stockholders’ equity	$2,715,350	$3,269,269
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Net sales	$5,490,011	$5,574,523	$5,465,683
Cost of sales	4,292,601	4,383,748	4,266,317
Gross profit	1,197,410	1,190,775	1,199,366
Operating expenses	1,094,474	1,053,059	979,477
Goodwill impairment	675,055	—	—
Operating (loss) income	(572,119)	137,716	219,889
Other (expense) income:
Other income, net	23,499	8,178	6,117
Interest expense	(41,787)	(39,666)	(46,743)
(Loss) income before taxes	(590,407)	106,228	179,263
Income tax (benefit) expense	(1,040)	23,352	(21,711)
Net (loss) income	(589,367)	82,876	200,974
Net loss attributable to noncontrolling interests	(921)	(752)	—
Net (loss) income attributable to Patterson Companies, Inc.	$(588,446)	$83,628	$200,974
(Loss) earnings per share attributable to Patterson Companies, Inc.:
Basic	$(6.25)	$0.90	$2.17
Diluted	$(6.25)	$0.89	$2.16
Weighted average shares:
Basic	94,154	92,755	92,467
Diluted	94,154	93,484	93,094
Dividends declared per common share	$1.04	$1.04	$1.04
Comprehensive (loss) income
Net (loss) income	$(589,367)	$82,876	$200,974
Foreign currency translation (loss) gain	(14,062)	(15,583)	15,824
Cash flow hedges, net of tax	7,999	2,288	1,871
Comprehensive (loss) income	$(595,430)	$69,581	$218,669
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling interests	Total
	Number	Amount
Balance at April 29, 2017	96,534	$966	$72,973	$(92,669)	$1,481,234	$(68,071)	$—	$1,394,433
Foreign currency translation	—	—	—	15,824	—	—	—	15,824
Cash flow hedges	—	—	—	1,871	—	—	—	1,871
Net income	—	—	—	—	200,974	—	—	200,974
Dividends declared	—	—	—	—	(96,964)	—	—	(96,964)
Common stock issued and related tax benefits	369	4	12,403	—	—	—	—	12,407
Repurchases of common stock	(2,147)	(22)	—	—	(87,478)	—	—	(87,500)
Stock based compensation	—	—	18,400	—	—	—	—	18,400
ESOP activity	—	—	—	—	—	2,345	—	2,345
Balance at April 28, 2018	94,756	948	103,776	(74,974)	1,497,766	(65,726)	—	1,461,790
Foreign currency translation	—	—	—	(15,583)	—	—	—	(15,583)
Cash flow hedges	—	—	—	2,288	—	—	—	2,288
Net income	—	—	—	—	83,628	—	(752)	82,876
Dividends declared	—	—	—	—	(97,898)	—	—	(97,898)
Common stock issued and related tax benefits	516	5	7,999	—	—	—	—	8,004
Stock based compensation	—	—	19,685	—	—	—	—	19,685
ESOP activity	—	—	—	—	—	15,345	—	15,345
Increase from asset acquisition	—	—	—	—	—	—	4,000	4,000
Balance at April 27, 2019	95,272	953	131,460	(88,269)	1,483,496	(50,381)	3,248	1,480,507
Foreign currency translation	—	—	—	(14,062)	—	—	—	(14,062)
Cash flow hedges	—	—	—	7,999	—	—	—	7,999
Net loss	—	—	—	—	(588,446)	—	(921)	(589,367)
Dividends declared	—	—	—	—	(99,552)	—	—	(99,552)
Common stock issued and related tax benefits	675	6	(7,790)	—	—	—	—	(7,784)
Stock based compensation	—	—	22,936	—	—	—	—	22,936
ESOP activity	—	—	—	—	—	34,320	—	34,320
Adoption of ASU 2016-02	—	—	—	—	1,447	—	—	1,447
Adoption of ASU 2018-02	—	—	—	(2,707)	2,707	—	—	—
Balance at April 25, 2020	95,947	$959	$146,606	$(97,039)	$799,652	$(16,061)	$2,327	$836,444
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Operating activities:
Net (loss) income	$(589,367)	$82,876	$200,974
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	44,981	44,371	45,115
Amortization	37,201	38,402	38,701
Investment gain	(34,334)	—	—
Goodwill impairment	675,055	—	—
Bad debt expense	2,008	7,333	6,280
Non-cash employee compensation	37,354	33,425	36,532
Accelerated amortization of debt issuance costs on early retirement of debt	8,984	—	—
Deferred income taxes	(31,800)	10,762	(41,058)
Deferred consideration in securitized receivables	(540,944)	(402,367)	(49,650)
Change in assets and liabilities, net of acquired:
Receivables	156,519	227,907	60,211
Inventory	(59,258)	11,547	(60,475)
Accounts payable	219,613	44,189	(12,103)
Accrued liabilities	25,474	512	(24,726)
Long term receivables	(102,707)	21,611	(33,795)
Other changes from operating activities, net	(92,323)	(72,410)	12,889
Net cash (used in) provided by operating activities	(243,544)	48,158	178,895
Investing activities:
Additions to property and equipment	(41,809)	(60,734)	(43,263)
Collection of deferred purchase price receivables	540,944	402,367	49,650
Other investing activities	—	(906)	10,600
Net cash provided by investing activities	499,135	340,727	16,987
Financing activities:
Dividends paid	(100,442)	(99,468)	(99,199)
Repurchases of common stock	—	—	(87,500)
Proceeds from issuance of long-term debt	300,000	—	150,000
Debt issuance costs	(3,300)	—	—
Payments on long-term debt	(460,840)	(249,542)	(164,754)
Payments on revolving credit	—	(16,000)	(43,000)
Other financing activities	(6,647)	9,764	14,291
Net cash used in financing activities	(271,229)	(355,246)	(230,162)
Effect of exchange rate changes on cash	(2,064)	(977)	2,305
Net change in cash and cash equivalents	(17,702)	32,662	(31,975)
Cash and cash equivalents at beginning of period	95,646	62,984	94,959
Cash and cash equivalents at end of period	$77,944	$95,646	$62,984
Supplemental disclosures:
Income taxes paid	$12,021	$17,530	$19,611
Interest paid	25,742	31,045	36,504
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 25, 2020
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
Basis of Presentation
The consolidated financial statements include the assets and liabilities of PDC Funding Company, LLC ("PDC Funding"), PDC Funding Company II, LLC ("PDC Funding II"), PDC Funding Company III, LLC ("PDC Funding III") and PDC Funding Company IV, LLC ("PDC Funding IV"), which are our wholly owned subsidiaries and separate legal entities formed under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities established to sell customer installment sale contracts to outside financial institutions in the normal course of their business. PDC Funding III and PDC Funding IV are fully consolidated special purpose entity established to sell certain receivables to unaffiliated financial institutions. The assets of PDC Funding, PDC Funding II, PDC Funding III and PDC Funding IV would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding, PDC Funding II, PDC Funding III or PDC Funding IV. The consolidated financial statements also include the assets and liabilities of Technology Partner Innovations, LLC, which is further described in Note 12.
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2020, 2019 and 2018 ended on April 25, 2020, April 27, 2019 and April 28, 2018, respectively, and all years consisted of 52 weeks. Fiscal 2021 will end on April 24, 2021 and will consist of 52 weeks.
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
Inventory
Inventory consists of merchandise held for sale and is stated at the lower of cost or market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory and freight costs incurred in connection with the delivery of product to our distribution centers and our other locations. Cost is determined using the last-in, first-out ("LIFO") method for all inventories, except for foreign inventories, which are valued using the first-in, first-out ("FIFO") method. Inventories valued at LIFO represented 83% and 82% of total inventories at April 25, 2020 and April 27, 2019, respectively.
The accumulated LIFO reserve was $99,726 at April 25, 2020 and $91,342 at April 27, 2019. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.
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
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Impairment testing for goodwill is done at the reporting unit level, with all goodwill assigned to a reporting unit. We have two reporting units as of April 25, 2020; Dental and Animal Health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units. We assess goodwill for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Any goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.

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

Our indefinite-lived intangible asset is a trade name, which is assessed for impairment by comparing the carrying value of the asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. The determination of fair value involves assumptions, including projected revenues and gross profit levels, as well as consideration of any factors that may indicate potential impairment.

In connection with the preparation of these financial statements in the fourth quarter of fiscal 2020, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2020 fourth quarter as the valuation date. We determined that there was no impairment of our indefinite-lived intangible asset. Our annual goodwill impairment test resulted in no impairment to the Dental reporting unit’s goodwill, and a $269,000 non-cash pre-tax impairment charge of our Animal Health reporting unit’s goodwill.

The decrease in the fair value of the Animal Health reporting unit below its carrying value was mainly the result of a reduction in management’s estimates of future cash flows. Future cash flows were affected by a reduction in future sales volume and operating margins. The sales volume estimate is a reflection of recent sales trends we’ve experienced. Future operating margins are expected to be lower based on current trends in our markets. These trends are driven by customer and vendor consolidation.

Subsequent to the annual test being completed and in connection with the preparation of these financial statements, we experienced events and circumstances that indicated that the carrying amount of goodwill may be further impaired. These events and circumstances included a decline in our projected future earnings and a sustained decrease in our share price. As such, we tested our goodwill for impairment as of the beginning of our fiscal April 2020. This test resulted in no impairment to the Dental reporting unit’s goodwill, and a $406,055 non-cash pre-tax impairment charge of our Animal Health reporting unit’s goodwill.

The decrease in the fair value of the Animal Health reporting unit subsequent to the annual goodwill impairment test was caused by additional reductions in management’s estimates of future cash flows, driven by reduced sales volumes, as well as reduced EBITDA multiples of comparable companies. These estimates and market multiples were negatively affected by COVID-19. The animal health industry has experienced a reduction in sales volume as a result of stay at home and shelter in place orders, as well as a result of meat packing plant closures. Our future cash flow estimates for this business unit reflect the long-term impact of COVID-19.

As of April 25, 2020, our Animal Health reporting unit had no remaining goodwill as a result of the total goodwill impairment charges recorded in fiscal 2020 of $675,055.
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
Contract asset balances as of April 25, 2020 and April 27, 2019 were $1,586 and $0, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At April 25, 2020 and April 27, 2019, contract liabilities of $21,205 and $22,004 were reported in other accrued liabilities, respectively. During the fiscal year ended April 25, 2020, we recognized $19,291 of the amount previously deferred at April 27, 2019.
Patterson Advantage Loyalty Program

The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program are recognized as contra-revenue. As of April 25, 2020, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 92.0% of the maximum potential amount that could be redeemed. We recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
Freight and Delivery Charges
Freight and delivery charges are included in cost of sales in the consolidated statements of operations and other comprehensive (loss) income.
Advertising
We expense all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total advertising and promotional expenses were $5,793, $8,356 and $6,926 for fiscal 2020, 2019 and 2018, respectively. There were no deferred direct-marketing expenses included in the consolidated balance sheets as of April 25, 2020 and April 27, 2019.

Related Party Transactions
We have interests in a number of entities that are accounted for using the equity method. During fiscal 2020, 2019 and 2018 we made purchases of $94,238, $87,944 and $84,175 from these entities, respectively. During fiscal 2020, 2019 and 2018, we recorded net sales of $110,262, $74,489 and $19,743 to these entities, respectively.
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
Other Income, Net

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Gain on investment	$34,334	$4,477	$—
Loss on interest rate swap agreements	(18,712)	(2,903)	—
Other	7,877	6,604	6,117
Other income, net	$23,499	$8,178	$6,117
Comprehensive (Loss) Income
Comprehensive (loss) income is computed as net (loss) income plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive (loss) income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedge losses was $2,460, $620 and $938 for fiscal 2020, 2019 and 2018, respectively.
(Loss) Earnings Per Share ("EPS")
The amount of basic EPS is computed by dividing net (loss) income attributable to Patterson Companies, Inc. by the weighted average number of outstanding common shares during the period. The amount of diluted EPS is computed by dividing net (loss) income by the weighted average number of outstanding common shares and common share equivalents, when dilutive, during the period.
The following table sets forth the denominator for the computation of basic and diluted EPS. There were no material adjustments to the numerator.

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Denominator for basic EPS – weighted average shares	94,154	92,755	92,467
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	—	729	627
Denominator for diluted EPS – weighted average shares	94,154	93,484	93,094
Potentially dilutive securities representing 2,517, 1,792 and 1,380 shares for fiscal 2020, 2019 and 2018, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
For the fiscal year ended April 25, 2020, 905 incremental shares related to dilutive securities were not included in the diluted EPS calculation because we reported a loss for this period. Shares related to dilutive securities have an anti-dilutive impact on EPS when a net loss is reported and therefore are not included in the calculation.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases, as well as requires additional qualitative and quantitative disclosures. We adopted the new guidance in the first quarter of fiscal 2020 on a modified retrospective basis through a cumulative-effect adjustment to the beginning retained earnings in the period of adoption. We elected the transition package of practical expedients provided within the guidance, which eliminated the requirements to reassess lease identification, lease classification and initial direct costs for leases commenced before the effective date. We elected not to separate lease from non-lease components and to exclude short-term leases from our consolidated balance sheets.
The impact of adopting the new lease standard primarily relates to the recognition of a lease right-of-use (“ROU”) asset and current and non-current lease liabilities on the consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As we cannot readily determine the rate implicit in most of our leases, we use an incremental borrowing rate determined by country of lease origin based on the anticipated lease term as determined at commencement date in determining the present value of lease payments.
The new lease standard resulted in the recognition of lease ROU assets and liabilities of $86,046 and $88,333 as of April 28, 2019. In addition, $1,447 of net deferred gains on sale-leaseback transactions that existed as of April 27, 2019 were derecognized from our consolidated balance sheet, with the offsetting impact being an adjustment to retained earnings as of April 28, 2019. The adoption of the guidance did not have a material impact on our consolidated statement of operations and other comprehensive (loss) income or consolidated statements of cash flows as of the adoption date. Under the transition method of adoption, comparative information was not restated, but will continue to be reported under the standards in effect for those periods.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We will adopt the new guidance in the first quarter of fiscal 2021, but do not anticipate any material changes to our consolidated balance sheet or consolidated statement of operations and other comprehensive (loss) income.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)”. Under the new standard, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. We were required to adopt this ASU in the first quarter of fiscal 2021, with early adoption permitted. We adopted this ASU in the fourth quarter of 2020 in conjunction with our annual goodwill impairment testing. See Goodwill and Other Indefinite-Lived Intangible Assets above for the results of our fiscal 2020 goodwill impairment testing results.

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
2. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following:

	April 25, 2020	April 27, 2019
Cash on hand	$74,553	$76,117
Money market funds	3,391	19,529
Total	$77,944	$95,646
Cash on hand is generally in interest earning accounts. Included in cash and cash equivalents in the consolidated balance sheets are $21,830 and $34,016 as of April 25, 2020 and April 27, 2019, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. See Note 7 for additional information.

3. Receivables Securitization Program
In fiscal 2019 and fiscal 2020, we entered into Receivables Purchase Agreements (the “Receivables Purchase Agreements”) with MUFG Bank, Ltd. ("MUFG") (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.). Under these agreements, MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”). The sale of these receivables is accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We utilize PDC Funding III and PDC Funding IV to facilitate the sale to fulfill requirements within the agreement.
Sales of Receivables occur daily and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreement fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of April 25, 2020, of which $200,000 was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. The DPP receivable is recorded at fair value within the consolidated balance sheets within prepaid expenses and other current assets. The DPP receivable was $117,327 as of April 25, 2020 and $57,238 as of April 27, 2019. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables. We recorded a loss on sale of Receivables within operating expenses in the consolidated statements of operations and other comprehensive (loss) income during fiscal 2020 and 2019 of $7,242 and $7,622, respectively.
4. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for each of our reportable segments for the fiscal year ended April 25, 2020 are as follows:

	Balance at April 27, 2019	Impairment	Other Activity	Balance at April 25, 2020
Dental	$139,160	$—	$(436)	$138,724
Animal Health	677,066	(675,055)	(2,011)	—
Corporate	—	—	—	—
Total	$816,226	$(675,055)	$(2,447)	$138,724
See Note 1 for additional information regarding the impairment charges recorded in our Animal Health segment. Other activity in fiscal 2020 consists of the impact from foreign currency translation.
Balances of other intangible assets, excluding goodwill, were as follows:

	April 25, 2020			April 27, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unamortized - indefinite lived:
Trade name	$12,300	$—	$12,300	$12,300	$—	$12,300
Amortized - definite lived:
Customer relationships	352,469	135,745	216,724	353,639	113,812	239,827
Trade names and trademarks	132,841	72,681	60,160	133,202	61,435	71,767
Developed technology and other	70,518	46,197	24,321	70,469	43,210	27,259
Total amortized intangible assets	555,828	254,623	301,205	557,310	218,457	338,853
Total identifiable intangible assets	$568,128	$254,623	$313,505	$569,610	$218,457	$351,153
With respect to the amortized intangible assets, future amortization expense is expected to approximate $37,138, $36,832, $36,457, $35,501 and $35,496 for fiscal 2021, 2022, 2023, 2024 and 2025, respectively. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

5. Property and Equipment
Property and equipment consisted of the following items:

	April 25, 2020	April 27, 2019
Land	$11,919	$11,969
Buildings	119,585	118,556
Leasehold improvements	29,427	28,359
Furniture and equipment	181,986	175,774
Computer hardware and software	226,114	218,893
Construction-in-progress (1)	89,604	75,860
Property and equipment, gross	658,635	629,411
Accumulated depreciation	(354,910)	(323,621)
Property and equipment, net	$303,725	$305,790

(1)Includes $68,728 and $57,006 of unamortized computer software development costs of software to be sold as of April 25, 2020 and April 27, 2019, respectively.
6. Debt
Our long-term debt consisted of the following:

		Carrying Value
	Interest Rate	April 25, 2020	April 27, 2019
Senior notes due fiscal 2022 (1)	3.59%	100,750	165,000
Senior notes due fiscal 2024 (1)	3.74%	33,000	100,000
Senior notes due fiscal 2025 (2)	3.48%	117,500	250,000
Senior notes due fiscal 2028 (3)	3.79%	40,000	150,000
Term loan due fiscal 2022 (4)	3.73%	—	87,091
Term loan due fiscal 2023 (5)	1.87%	300,000	—
Less: Deferred debt issuance costs		(3,484)	(2,775)
Total debt		587,766	749,316
Less: Current maturities of long-term debt		—	(23,975)
Long-term debt		$587,766	$725,341

(1)Issued in December 2011.
(2)Issued in March 2015.
(3)Issued in March 2018.
(4)Issued in June 2015, amended in January 2017.
(5)Issued in December 2019. Interest rate is 1-month LIBOR plus 1.25% as of April 25, 2020.

Future principal payments due, based on stated contractual maturities for our long-term debt, are as follows as of April 25, 2020:

Fiscal Year
2021	$—
2022	100,750
2023	300,000
2024	33,000
2025	117,500
Thereafter	40,000
Total	$591,250

In fiscal 2017, we entered into an amended credit agreement ("Amended Credit Agreement"), consisting of a $295,075 term loan and a $750,000 revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500,000. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. During the quarter ended October 26, 2019, we repaid the remaining $81,558 outstanding under the unsecured term loan. As of April 25, 2020, no amount was outstanding under the Amended Credit Agreement unsecured term loan or revolving line of credit. At April 27, 2019, $87,091 was outstanding under the Amended Credit Agreement unsecured term loan at an interest rate of 3.73%, and no amount was outstanding under the Amended Credit Agreement revolving line of credit. The term loan and revolving line of credit mature no later than January 2022.

In May 2020, we requested draws on our Amended Credit Agreement revolving line of credit, resulting in a total of $450,000 outstanding under the revolving credit facility, representing 90% of the full amount available. The Company elected to drawdown the revolving line of credit to increase its cash position and provide financial flexibility in light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic. The proceeds are being used for working capital and other general corporate purposes.

In December 2019, we entered into a senior unsecured term loan facility agreement (the “Term Facility Agreement”), consisting of a $300,000 term loan. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread is based on our leverage ratio, as defined in the Term Facility Agreement. The proceeds were used to repay certain existing indebtedness, pay fees and expenses incurred in connection with the Term Facility Agreement, and finance our ongoing working capital and other general corporate purposes. The Term Facility will mature no later than December 20, 2022. As of April 25, 2020, $300,000 was outstanding under the Term Facility at an interest rate of 1.87%.

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

We are subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We were in compliance with the covenants under our debt agreements as of April 25, 2020.

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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at April 25, 2020 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 11.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at April 25, 2020 was $100,000.
We service the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.
The portion of the purchase price for the receivables held by the conduits is deemed a DPP receivable, which is paid to the applicable special purpose entity as payments on the customers’ financing contracts are collected by Patterson from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain on sale of the related receivables and recorded in net sales in the consolidated statements of operations and other comprehensive (loss) income. Expenses incurred related to customer financing activities are recorded in operating expenses in our consolidated statements of operations and other comprehensive (loss) income.
During fiscal 2020, 2019 and 2018, we sold $357,616, $279,204 and $312,699 of contracts under these arrangements, respectively. In net sales in the consolidated statements of operations and other comprehensive (loss) income, we recorded a gain of $43,919, $16,883 and $13,347 during fiscal 2020, 2019 and 2018, respectively, related to these contracts sold.
Included in cash and cash equivalents in the consolidated balance sheets are $21,830 and $34,016 as of April 25, 2020 and April 27, 2019, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the consolidated balance sheets are $21,391 and $48,559 as of April 25, 2020 and April 27, 2019, respectively, of finance contracts we have not yet sold. A total of $613,570 of finance contracts receivable sold under the arrangements was outstanding at April 25, 2020. The DPP receivable under the arrangements was $228,019 and $121,657 as of April 25, 2020 and April 27, 2019, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at April 25, 2020.
8. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 25, 2020, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2027. We sold an identical interest rate cap to the same bank. As of April 25, 2020, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of November 2026. We sold an identical interest rate cap to the same bank.
These interest rate cap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs.
In January 2014, we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for it as a cash flow hedge, in order to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015. These notes were repaid on March 25, 2015 and replaced with new

$250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount is recorded in other comprehensive (loss) income, net of tax, and is recognized as interest expense over the life of the related debt. In fiscal 2020, we repaid certain indebtedness, resulting in accelerating a portion of this interest expense and recording a pre-tax non-cash charge of $8,134. See Note 6 for additional information.
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
As of April 27, 2019, the remaining notional amount for these interest rate swap agreements was $553,719, with the latest maturity date in fiscal 2026. During fiscal 2020, we entered into forward interest rate swap agreements with a notional amount of $317,749. As of April 25, 2020, the remaining notional amount for these interest rate swap agreements was $634,029, with the latest maturity date in fiscal 2027.
Net cash payments of $1,881 and $89 were made in fiscal 2020 and 2019, respectively, to settle a portion of our liabilities related to these interest rate swap agreements. These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash (used in) provided by operating activities.
The following presents the fair value of derivative instruments included in the consolidated balance sheets:

Derivative type	Classification	April 25, 2020	April 27, 2019
Assets:
Interest rate contracts	Other non-current assets	$204	$380
Liabilities:
Interest rate contracts	Other accrued liabilities	6,789	1,034
Interest rate contracts	Other non-current liabilities	13,060	2,160
Total liability derivatives		$19,849	$3,194

The following tables present the pre-tax effect of derivative instruments on the consolidated statements of operations and other comprehensive (loss) income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Fiscal Year Ended
Derivatives in cash flow hedging relationships	Income statement location	April 25, 2020	April 27, 2019	April 28, 2018
Interest rate contracts	Interest expense	$(10,458)	$(2,908)	$(2,809)

		Amount of Gain (Loss) Recognized in Income on Derivative
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Income statement location	4/25/2020	4/27/2019	4/28/2018
Interest rate contracts	Other income, net	$(18,712)	$(2,903)	$—
There were no gains or losses recognized in other comprehensive (loss) income on cash flow hedging derivatives in fiscal 2020, 2019 or 2018.
We recorded no ineffectiveness during fiscal 2020, 2019 or 2018. As of April 25, 2020, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
9. Fair Value Measurements
Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	April 25, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,391	$3,391	$—	$—
DPP receivable - receivables securitization program	117,327	—	—	117,327
DPP receivable - customer financing	228,019	—	—	228,019
Derivative instruments	204	—	204	—
Total assets	$348,941	$3,391	$204	$345,346
Liabilities:
Derivative instruments	$19,849	$—	$19,849	$—

	April 27, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,529	$19,529	$—	$—
DPP receivable - receivables securitization program	57,238	—	—	57,238
DPP receivable - customer financing	121,657	—	—	121,657
Derivative instruments	380	—	380	—
Total assets	$198,804	$19,529	$380	$178,895
Liabilities:
Derivative instruments	$3,194	$—	$3,194	$—
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
During the fiscal year ended April 25, 2020, we recorded a pre-tax gain of $34,334 related to one of our investments in other income, net in our consolidated statements of operations and other comprehensive (loss) income. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences. As of April 25, 2020 and April 27, 2019, this investment had a carrying value of $51,628 and $17,294, respectively. There were no fair value adjustments to such assets during the fiscal years ended April 27, 2019 or April 28, 2018.
Our debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 25, 2020 and April 27, 2019 was $601,856 and $758,121, respectively, as compared to a carrying value of $587,766 and $749,316 at April 25, 2020 and April 27, 2019, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 25, 2020 and April 27, 2019.
10. Leases
We lease certain warehouses, office space, vehicles and equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. We recognize lease expense for these leases on a straight-line basis over the lease term. We do not separate lease and non-lease components, and instead account for each lease and non-lease component associated with that lease as a single lease component. Some leases include one or more options to renew. The exercise of renewal options is at our sole discretion. Our lease agreements do not contain significant residual value guarantees, restrictions or covenants.
Total lease cost for the fiscal year ended April 25, 2020 was $36,302 which includes variable lease costs and short-term lease costs, which are immaterial.
The following table presents future maturities of lease liabilities:

2021	$33,195
2022	26,062
2023	15,648
2024	7,181
2025	1,956
After 2025	877
Total lease payments	84,919
Less: imputed interest	(4,359)
Present value of lease liabilities	$80,560

The following tables present other supplemental information related to leases:

Fiscal Year Ended
April 25, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$37,934
Lease assets obtained in exchange for new operating lease liabilities	$28,321

April 25, 2020
Weighted-average remaining lease term - operating leases	3.11 years
Weighted-average discount rate - operating leases	3.58%

11. Income Taxes
The components of (loss) income before taxes were as follows:

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
(Loss) income before taxes
United States	$(594,431)	$76,035	$144,278
International	4,024	30,193	34,985
Total	$(590,407)	$106,228	$179,263
Significant components of income tax (benefit) expense were as follows:

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Current:
Federal	$18,300	$(19)	$5,876
Foreign	7,501	9,207	11,228
State	4,959	3,402	2,243
Total current expense	30,760	12,590	19,347
Deferred:
Federal	(25,918)	9,709	(45,177)
Foreign	164	(53)	(743)
State	(6,046)	1,106	4,862
Total deferred (benefit) expense	(31,800)	10,762	(41,058)
Income tax (benefit) expense	$(1,040)	$23,352	$(21,711)

U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law. The Tax Act significantly revises the future ongoing U.S. federal corporate income tax by, among other things, lowering the U.S. federal corporate tax rate, implementing a territorial tax system, imposing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on foreign sourced earnings. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. For the fiscal years ended April 25, 2020 and April 27, 2019, we utilized a 21.0% U.S. federal statutory rate. For the fiscal year ended April 28, 2018, we utilized a blended rate of approximately 30.5%.
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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These benefits did not materially impact the Company’s effective tax rate for the fiscal year ended April 25, 2020. We are continuing to evaluate these tax related provisions as additional guidance from the Internal Revenue Service and/or state tax authorities becomes available.
Deferred tax assets and liabilities are included in other non-current assets and deferred income taxes on the consolidated balance sheets. Significant components of our deferred tax assets (liabilities) were as follows:

	April 25, 2020	April 27, 2019
Deferred tax assets:
Capital accumulation plan	$2,541	$3,988
Inventory related items	10,354	4,887
Bad debt allowance	1,857	1,888
Stock based compensation expense	7,486	6,918
Interest rate swap	1,580	4,041
Foreign tax credit	7,248	7,358
Lease liability	16,572	—
Other	2,945	5,053
Gross deferred tax assets	50,583	34,133
Less: Valuation allowance	(14,886)	(11,237)
Total net deferred tax assets	35,697	22,896
Deferred tax liabilities
LIFO reserve	(32,630)	(24,098)
Amortizable intangibles	(69,254)	(77,126)
Goodwill	(11,848)	(43,903)
Property, plant, equipment	(39,999)	(40,793)
Lease right-of-use asset	(16,195)	—
Total deferred tax liabilities	(169,926)	(185,920)
Deferred net long-term income tax liability	$(134,229)	$(163,024)

At April 25, 2020, we had a U.S. foreign tax credit asset that will expire in six years. In addition, we have deferred tax assets which would give rise to tax capital losses if triggered in the future. These losses can only be used against capital gain income. At this time, we believe that it is more likely than not that the foreign tax credit and potential capital loss carryforward attributes totaling $14,886 will not be fully utilized prior to expiration. As a result, a full valuation allowance has been established against these assets.
With regard to unremitted earnings of foreign subsidiaries generated after December 31, 2017, we do not currently provide for U.S. taxes since we intend to reinvest such undistributed earnings indefinitely outside of the United States. We continue to apply ASC 740 based on the provisions of the tax law that were in effect immediately prior to the enactment of the new law.

Income tax (benefit) expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below.

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Tax at U.S. statutory rate	$(123,987)	$22,306	$54,674
State tax provision, net of federal benefit	(466)	3,492	4,650
Effect of foreign taxes	7,277	2,728	(186)
Goodwill impairment	107,999	—	—
Legal settlement	11,088	—	—
ESOP	(2,393)	(2,465)	(4,036)
Other permanent differences	1,533	1,074	(728)
Tax reform	—	(2,686)	(76,648)
Other	(2,091)	(1,097)	563
Income tax (benefit) expense	$(1,040)	$23,352	$(21,711)
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
As of April 25, 2020 and April 27, 2019, Patterson’s gross unrecognized tax benefits were $11,740 and $13,035, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $2,113 and $2,225, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other non-current liabilities on the consolidated balance sheets.
A summary of the changes in the gross amounts of unrecognized tax benefits is shown below.

	April 25, 2020	April 27, 2019
Balance at beginning of period	$13,035	$14,227
Additions for tax positions related to the current year	1,182	972
Additions for tax positions of prior years	218	50
Reductions for tax positions of prior years	(37)	(228)
Statute expirations	(2,289)	(1,984)
Settlements	(369)	(2)
Balance at end of period	$11,740	$13,035
We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 25, 2020 and April 27, 2019, we had recorded $1,968 and $1,926, respectively, for interest and penalties. These amounts are also included in other non-current liabilities on the consolidated balance sheets. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 25, 2020, we recorded as part of tax expense $394 related to an increase in our estimated liability for interest and penalties.
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
12. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of

$4,000 to form TPI. We determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During fiscal 2020 and 2019, net loss attributable to the noncontrolling interest was $921 and $752, respectively, resulting in noncontrolling interests of $2,327 on the consolidated balance sheets at April 25, 2020.
13. Segment and Geographic Data
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment and software, turnkey digital solutions and value-added services to dentists, dental laboratories, institutions, and other healthcare professionals throughout North America. Animal Health is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results. Corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment and long-term receivables. We evaluate segment performance based on operating (loss) income. The costs to operate the fulfillment centers are allocated to the business units based on the through-put of the unit.
The following tables present information about our reportable segments and the geographic areas in which we operate:

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Consolidated net sales
United States	$4,554,345	$4,638,184	$4,537,326
United Kingdom	608,320	597,953	583,057
Canada	327,346	338,386	345,300
Total	$5,490,011	$5,574,523	$5,465,683
Dental net sales
United States	$1,900,539	$1,989,875	$1,985,398
Canada	201,383	201,915	210,680
Total	$2,101,922	$2,191,790	$2,196,078
Animal Health net sales
United States	$2,601,970	$2,620,104	$2,524,887
United Kingdom	608,320	597,953	583,057
Canada	125,963	136,471	134,620
Total	$3,336,253	$3,354,528	$3,242,564
Corporate net sales
United States	$51,836	$28,205	$27,041
Total	$51,836	$28,205	$27,041

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Consolidated net sales
Consumable	$4,378,018	$4,482,016	$4,415,643
Equipment and software	736,702	753,805	709,253
Value-added services and other	375,291	338,702	340,787
Total	$5,490,011	$5,574,523	$5,465,683
Dental net sales
Consumable	$1,136,083	$1,214,814	$1,251,642
Equipment and software	677,548	694,864	660,355
Value-added services and other	288,291	282,112	284,081
Total	$2,101,922	$2,191,790	$2,196,078
Animal Health net sales
Consumable	$3,241,935	$3,267,202	$3,164,001
Equipment and software	59,154	58,941	48,898
Value-added services and other	35,164	28,385	29,665
Total	$3,336,253	$3,354,528	$3,242,564
Corporate net sales
Value-added services and other	$51,836	$28,205	$27,041
Total	$51,836	$28,205	$27,041

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Operating (loss) income
Dental	$168,304	$179,236	$229,201
Animal Health	(594,743)	81,472	78,058
Corporate	(145,680)	(122,992)	(87,370)
Consolidated operating (loss) income	$(572,119)	$137,716	$219,889

Depreciation and amortization
Dental	$8,434	$8,792	$7,435
Animal Health	49,958	49,362	50,892
Corporate	23,790	24,619	25,489
Consolidated depreciation and amortization	$82,182	$82,773	$83,816

	April 25, 2020	April 27, 2019
Property and equipment, net
United States	$294,169	$295,381
United Kingdom	2,030	1,976
Canada	7,526	8,433
Total property and equipment, net	$303,725	$305,790

	April 25, 2020	April 27, 2019
Total assets
Dental	$704,216	$641,721
Animal Health	1,485,284	2,156,723
Corporate	525,850	470,825
Total assets	$2,715,350	$3,269,269

14. Stockholders’ Equity
Dividends
The following table presents our declared and paid cash dividends per share on our common stock for the past three years. Dividends were declared and paid in the same period.

	Quarter
Fiscal year	1	2	3	4
2020	$0.26	$0.26	$0.26	$0.26
2019	0.26	0.26	0.26	0.26
2018	0.26	0.26	0.26	0.26
Share Repurchases
During fiscal 2020 and 2019, we had no repurchases of shares of our common stock. During fiscal 2018, we repurchased and retired 2,147 shares of our common stock for $87,500, or an average of $40.75 per share.
On March 13, 2018, the Board of Directors authorized a $500,000 share repurchase program through March 13, 2021. As of April 25, 2020, $500,000 remains available under the current repurchase authorization.
ESOP
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
In fiscal 2002, Patterson’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into Patterson. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 666 shares of common stock. The loan bears interest at current rates but principal did not begin to amortize until fiscal 2012. Beginning in fiscal 2012 and through fiscal 2020, an annual payment of $200 plus interest is due. In fiscal 2021, a final payment of any outstanding principal and interest balance is due. Prepayments of principal can be made at any time without penalty. Of the 666 shares issued in the transaction, 98 were previously allocated to Thompson employees. The remaining 568 shares began to be allocated in fiscal 2004 as interest was paid on the loan.

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
At April 25, 2020, a total of 9,592 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $175,347. Related to the shares from the Thompson transaction, committed-to-be-released shares were 15 and suspense shares were 379. Finally, with respect to the 2006 note, committed-to-be-released shares were 467 and suspense shares were 230.
Unearned ESOP shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. During fiscal 2020, 2019 and 2018, the compensation expense recognized related to the ESOP was $14,419, $13,740 and $18,132, respectively.
We anticipate the allocation of the remaining suspense, or unearned, shares to occur in fiscal 2021. As of April 25, 2020, the fair value of all unearned shares held by the ESOP was $9,319. We will recognize an income tax deduction as the unearned ESOP shares are released. Such deductions will be limited to the ESOP’s original cost to acquire the shares.
Dividends on allocated shares are passed through to the ESOP participants. Dividends on unallocated shares are used by the ESOP to make debt service payments on the notes due to Patterson.
15. Stock-based Compensation
The consolidated statements of operations and other comprehensive (loss) income for fiscal 2020, 2019 and 2018 include pre-tax (after-tax) stock-based compensation expense of $22,935 ($17,789), $19,685 ($15,588) and $18,400 ($13,037), respectively. Pre-tax expense is included in operating expenses within the consolidated statements of operations and other comprehensive (loss) income.
As of April 25, 2020, the total unrecognized compensation cost related to non-vested awards was $24,461, and it is expected to be recognized over a weighted average period of approximately 1.5 years.
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
At April 25, 2020, there were 5,322 shares available for awards under the Incentive Plan.
As a result of the approval of the Incentive Plan, awards are no longer granted under any prior equity incentive plan, but all outstanding awards previously granted under such prior plans will remain outstanding and subject to the terms of such prior plans. At April 25, 2020, there were 447 shares outstanding under prior plans.
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
Stock Option Awards
Stock options granted to employees expire no later than ten years after the date of grant. Awards typically vest over three or five years.
The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Expected dividend yield	4.7%	4.5%	2.2%
Expected stock price volatility	26.8%	24.6%	21.6%
Risk-free interest rate	1.8%	2.9%	1.9%
Expected life (years)	6.0	6.2	6.6
Weighted average grant date fair value per share	$3.37	$3.66	$8.18

The following is a summary of stock option activity:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 27, 2019	1,556	$39.96
Granted	1,318	22.22
Exercised	—	—
Canceled	(441)	46.94
Balance as of April 25, 2020	2,433	$29.08	$—
Vested or expected to vest as of April 25, 2020	2,349	$29.28	$—
Exercisable as of April 25, 2020	402	$41.65	$—
The weighted average remaining contractual lives of options outstanding and options exercisable as of April 25, 2020 were 8.1 and 5.9 years, respectively.
Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $2, $13 and $0, respectively, in fiscal 2019; and $88, $324 and $3, respectively, in fiscal 2018. No stock options were exercised in fiscal 2020.
Restricted Stock
Restricted stock awards and restricted stock units granted to employees generally vest over a three, five or seven year period. Certain restricted stock awards, which are held by branch managers, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. Restricted stock awards are also granted to non-employee directors annually and vest over one year. The grant date fair value of restricted stock awards and restricted stock units is based on the closing stock price on the day of the grant. The total fair value of restricted stock awards and restricted stock units that vested in fiscal 2020, 2019 and 2018 was $8,788, $5,683 and $6,939, respectively.

The following is a summary of restricted stock award activity:

	Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 27, 2019	167	$37.91
Granted	43	18.71
Vested	(93)	34.28
Forfeitures	(11)	43.43
Outstanding at April 25, 2020	106	$32.71

The following is a summary of restricted stock unit activity:

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 27, 2019	1,125	$30.97
Granted	508	22.11
Vested	(328)	31.24
Forfeitures	(89)	31.69
Outstanding at April 25, 2020	1,216	$27.16
Performance Unit Awards
In fiscal 2020 and 2019, we granted performance unit awards to certain executives which are earned at the end of a three year period if certain operating goals are met. Accordingly, we recognize expense over the requisite service period based on the outcome that is probable for these awards. In fiscal 2018, we granted performance unit awards with a market-based condition to certain executives. The number of shares to be received at vesting will range from 0% - 200% of the target number of stock units based on Patterson's total shareholder return ("TSR") relative to the performance of companies in the S&P Midcap 400 Index measured over a three year period. We estimate the grant date fair value of the TSR awards using the Monte Carlo valuation model. No performance unit awards vested in fiscal 2020, 2019 or 2018. In fiscal 2020, it was determined that a portion of the operating goals established for performance unit awards granted in fiscal 2019 had been met and 120 shares will vest, assuming continued employment, at the end of the requisite service period.
The following is a summary of performance unit award activity at target:

	Performance Unit Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 27, 2019	285	$34.86
Granted	151	22.25
Vested	—	—
Forfeitures and cancellations	(74)	50.80
Outstanding at April 25, 2020	362	$26.38
Employee Stock Purchase Plan ("ESPP")
We sponsor an ESPP under which a total of 9,000 shares have been reserved for purchase by employees. Eligible employees may purchase shares at 85% of the lower of the fair market value of our common stock on the beginning of the annual offering period, or on the end of each quarterly purchase period, which occur on March 31, June 30, September 30 and December 31. The offering periods begin on January 1 of each calendar year and end on

December 31 of each calendar year. At April 25, 2020, there were 2,068 shares available for purchase under the ESPP.
We estimate the grant date fair value of shares purchased under our ESPP using the Black-Scholes option pricing valuation model with the following assumptions:

	Fiscal Year Ended
	April 25, 2020	April 27, 2019	April 28, 2018
Expected dividend yield	5.1%	5.2%	2.8%
Expected stock price volatility	34.3%	38.6%	28.1%
Risk-free interest rate	1.6%	2.5%	1.7%
Expected life (years)	0.6	0.6	0.6
Weighted average grant date fair value per share	$4.98	$5.21	$8.73
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
Effective September 5, 2018, our Board of Directors took the following irrevocable actions with respect to our CAP:  (1) it immediately reduced the number of shares available for purchase under the CAP by 1,500, and (2) it terminated the CAP for new participants, effective January 1, 2019. At April 25, 2020, 274 shares were available for purchase under the CAP.
We estimated the grant date fair value of shares purchased under our CAP using the Black-Scholes option pricing valuation model with the following assumptions. No CAP shares were granted in fiscal 2020 or 2019.

April 28, 2018
Expected dividend yield	2.8%
Expected stock price volatility	24.4%
Risk-free interest rate	1.8%
Expected life (years)	1.0
Weighted average grant date fair value per share	$12.98

16. Litigation

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

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. and Benco Dental Supply Company as defendants, and alleging that Henry Schein, Patterson, Benco and non-defendant Burkhart Dental Supply Company, Inc. conspired to pressure and agreed to enlist their common suppliers, including the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, Archer. Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally. On June 25, 2018, the U.S. Supreme Court granted certiorari to review an arbitration issue raised by the Danaher Defendants, thereby continuing the case stay implemented in March 2018. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the U.S. Court of Appeals for the Fifth Circuit and remanded the case to the Fifth Circuit for further proceedings on a second arbitration issue consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral arguments on May 1, 2019. On August 14, 2019, the Fifth Circuit affirmed the District Court’s finding that the arbitration provision does not apply to this litigation. On January 15, 2020, we reached an agreement in principle to settle with Archer. On March 23, 2020, we settled with Archer and the action against Patterson was dismissed on March 31, 2020.
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act. Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs. On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs. On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the U.S. Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommends the dismissal of all claims against individuals defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On September 10, 2019, the District Court adopted the Magistrate Judge’s report and recommendation. While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received, and responded to, requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action complaint and certain antitrust litigation.
During the first quarter of fiscal 2019, the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) informed us that our subsidiary, Animal Health International, Inc., had been designated a target of a criminal investigation. The investigation originally related to Animal Health International’s sales of prescription animal health products to certain persons and/or locations not licensed to receive them in Virginia and Tennessee in violation of federal law. After being contacted by the USAO-WDVA, Patterson retained outside legal counsel and began an internal investigation. Since that time, we produced documents both responsive to grand jury subpoenas and voluntarily. In December 2018, as a result of our internal investigation, we voluntarily advised the USAO-WDVA that some of Animal Health International’s shipments of prescription animal health products were made from a warehouse rather than a pharmacy to end-user customers in the states of Virginia and Tennessee. Thereafter, as part of our internal investigation, we conducted a comprehensive review of Animal Health International’s distribution and licensing practices across all 50 U.S. states. That review identified compliance issues in additional states, which we voluntarily disclosed to the USAO-WDVA in April 2019. Our Board of Directors established a special investigation committee to oversee and conduct the investigation, to review our licensing, dispensing, distribution and related sales practices company-wide, and to report on its findings to the Board and to the USAO-WDVA. As a result of the internal investigation, we modified our licensing, dispensing, distribution and related sales processes company-wide. We reached an agreement with the USAO-WDVA that resolved the federal government’s criminal investigation into Animal Health International and other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation. Under the terms of the agreement, Animal Health International paid a total criminal fine and forfeiture of $52,800 in the fourth quarter of fiscal 2020, and Animal Health International pleaded guilty to a strict-liability misdemeanor offense under the Federal Food, Drug and Cosmetic Act in connection with its failure to comply with federal law relating to the sales of prescription animal health products. In addition, Animal Health International and Patterson entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications for the period from the date of signing the non-prosecution agreement through the next three full fiscal years. The sentencing hearing took place on May 4, 2020, and the court entered a one-year probation period for Animal Health International. We recorded a reserve of $58,300 in our Corporate segment for the three and six months ended October 26, 2019 to account for the then-anticipated settlement of this matter and certain related costs and expenses. This matter may continue to divert management’s attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the U.S. District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB). Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors. Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412,800 of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act. Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On September 10, 2019, the Honorable Patrick J. Schiltz dismissed this action without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On October 31, 2019, Patterson’s Board received a written demand to initiate litigation against its officers and directors based on the claims Ms. Pemberton originally presented in her complaint. Following this demand, and after consultation with legal counsel, effective March 16, 2020, the Board adopted a resolution appointing Professor John Matheson and The Honorable George McGunnigle, retired Judge of Hennepin County District Court, as a special litigation committee pursuant to Minnesota Statutes Section 302A.241. Pursuant to the resolution, the special litigation committee has complete power and authority to investigate the demand, analyze the legal rights or remedies of Patterson, determine whether those rights or remedies should be pursued, and respond to Ms. Pemberton on behalf of Patterson.
On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315. Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to: (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.” Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412,800 worth of its own stock at artificially inflated prices.” In the derivative complaint, plaintiff asserts three counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment. Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On February 19, 2019, the Hennepin County District Court ordered this litigation stayed pending resolution of the above-described case brought by Sally Pemberton. On September 10, 2019, the Honorable Patrick J. Schiltz dismissed Pemberton without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On November 5, 2019, the defendants in Johnsen moved to dismiss such action based on plaintiff’s failure to make a pre-suit demand or otherwise properly plead demand futility. On December 12, 2019, in light of the outcome in Pemberton, the defendants and Johnsen entered into a stipulation for voluntary dismissal of the Johnsen action, which the court granted on December 13, 2019. On April 27, 2020, Patterson’s Board received a written demand to initiate litigation against its officers and directors based on the claims Ms. Johnsen originally presented in her complaint. The Board is in the process of reviewing the demand and determining how to address it.
17. Quarterly Results (unaudited)
Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters presented include results for 13 weeks.

	Quarter Ended
	April 25, 2020 (1)	January 25, 2020	October 26, 2019 (2)	July 27, 2019 (3)
Net sales	$1,286,461	$1,456,155	$1,418,744	$1,328,651
Gross profit	294,032	311,830	301,494	290,054
Operating (loss) income	(614,463)	43,816	(18,146)	16,674
Net (loss) income	(608,797)	22,972	(33,349)	29,807
Net loss attributable to noncontrolling interests	(211)	(255)	(220)	(235)
Net (loss) income attributable to Patterson Companies, Inc.	$(608,586)	$23,227	$(33,129)	$30,042
(Loss) earnings per share attributable to Patterson Companies, Inc.:
Basic	$(6.44)	$0.25	$(0.35)	$0.32
Diluted	$(6.44)	$0.24	$(0.35)	$0.32

	Quarter Ended
	April 27, 2019	January 26, 2019	October 27, 2018	July 28, 2018 (4)
Net sales	$1,436,706	$1,396,745	$1,404,752	$1,336,320
Gross profit	312,527	299,509	295,076	283,663
Operating (loss) income	46,623	45,363	41,216	4,514
Net (loss) income	27,685	31,054	28,646	(4,509)
Net loss attributable to noncontrolling interests	(305)	(171)	(223)	(53)
Net (loss) income attributable to Patterson Companies, Inc.	$27,990	$31,225	$28,869	$(4,456)
(Loss) earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.30	$0.34	$0.31	$(0.05)
Diluted	$0.30	$0.33	$0.31	$(0.05)
(1)In the fourth quarter of fiscal 2020, we recorded goodwill impairment charges totaling $675,055 in our Animal Health segment. See Note 1 for additional information. In addition, the COVID-19 virus had a significant impact on our businesses in the fourth quarter of fiscal 2020. Through March 2020, sales in our Dental and Animal Health segments were up year over year. In April 2020, our Dental segment sales were down approximately 71% and our Animal Health segment sales were down approximately 9%, as compared to April 2019. In addition, operating expenses were also down significantly in April 2020 as certain variable expenses decreased with sales.
(2)We incurred costs and expenses of $58,300 during the second quarter of fiscal 2020 related to the then-probable settlement of an investigation by the U.S. Attorney's Office for the Western District of Virginia. See Note 16 for additional information.
(3)We recorded a pre-tax gain of $34,334 related to one of our investments during the first quarter of fiscal 2020. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences. In addition, we incurred expenses of $17,666 during the first quarter of fiscal 2020 related to the settlement of litigation with SourceOne Dental, Inc.
(4)In the first quarter of fiscal 2019, we recorded a pre-tax charge of $28,263 related to a litigation settlement.
18. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of April 25, 2020:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 27, 2019	$(10,830)	$(77,439)	$(88,269)
Other comprehensive loss before reclassifications	—	(14,062)	(14,062)
Amounts reclassified from AOCL	5,292	—	5,292
AOCL at April 25, 2020	$(5,538)	$(91,501)	$(97,039)
The amounts reclassified from AOCL during fiscal 2020 represent gains and losses on cash flow hedges, net of taxes of $2,460. The impact to the consolidated statements of operations and other comprehensive (loss) income was an increase to interest expense of $10,458, which includes $8,134 of expense related to the early repayment of debt discussed further in Note 6. In addition, due to the adoption of ASU No. 2018-02, $2,707 was reclassified from AOCL to retained earnings in the first quarter of fiscal 2020. See Note 1 for additional information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 25, 2020. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of April 25, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 25, 2020. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting.

/s/ Mark S. Walchirk
President and Chief Executive Officer

/s/ Donald J. Zurbay
Chief Financial Officer and Treasurer
The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 14, 2020 (the “2020 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Information About Our Executive Officers.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in the 2020 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2020 Proxy Statement and such information is incorporated by reference herein.
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
Item 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the 2020 Proxy Statement. Information regarding director compensation is incorporated herein by reference to the information set forth under the caption “Non-Employee Director Compensation” in the 2020 Proxy Statement. Information regarding the compensation committee and its report is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees - Committee Responsibilities - Our Compensation Committee and Its Report” in the 2020 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2020 Proxy Statement. Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2020 Proxy Statement. Information regarding director independence is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees” in the 2020 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accounting fees and services and pre-approval policies and procedures is incorporated herein by reference to the information set forth under the caption “Proposal No. 4 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2020 Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.
The following Consolidated Financial Statements and supplementary data of Patterson and its subsidiaries are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Other Comprehensive (Loss) Income
Consolidated Statement of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Financial Statement Schedules.
The following financial statement schedule is filed herewith: Schedule II – Valuation and Qualifying Accounts
Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits.

Exhibit	Document Description

3.1	Restated Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed December 13, 2013 (File No. 000-20572)).

4.1	Specimen form of Common Stock Certificate (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

4.2	Description of Securities (filed herewith).

10.1	Patterson Companies, Inc. Summary of Material Terms of Management Incentive Compensation Plan for Fiscal 2020 (filed herewith).**

10.2	Patterson Companies Amended and Restated Capital Accumulation Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed December 6, 2018 (File No. 000-20572)).**

10.3
Patterson Companies, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Annex A to our Definitive Schedule 14A (Proxy Statement), filed August 2, 2019 (File No. 000-20572)).**

10.4
Patterson Dental Company Amended and Restated Employee Stock Ownership Plan, effective May 1, 2001 (incorporated by reference to our Annual Report on Form 10-K, filed July 25, 2002 (File No. 000-20572)).**

10.5	Deferred Profit Sharing Plan for the Employees of Patterson Dental Canada Inc. (incorporated by reference to our Definitive Proxy Statement, filed July 28, 2008 (File No. 000-20572)).**

10.6	Patterson Companies, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement, filed August 7, 2012 (File No. 000-20572)).**

10.7	Patterson Companies, Inc. 2014 Sharesave Plan (incorporated by reference to our Definitive Proxy Statement, filed August 5, 2014 (File No. 000-20572)).**

10.8
Patterson Companies, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to our Definitive Schedule 14A (Proxy Statement), filed August 6, 2018 (File No. 000-20572)).**

10.9	The Executive Nonqualified Excess Plan (filed herewith).**

10.10
Employment Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated October 23, 2017 (incorporated by reference to our Current Report on Form 8-K, filed October 24, 2017 (File No. 000-20572)).**

10.11
Inducement RSU Award Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated December 1, 2017 (incorporated by reference to our Annual Report on Form 10-K, filed June 27, 2018 (File No. 000-20572)).**

10.12
Amendment No. 1 to Employment Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated April 17, 2020 (incorporated by reference to our Current Report on Form 8-K, filed April 20, 2020 (File No. 000-20572)).**

10.13
Offer Letter by and between Patterson Companies, Inc. and Donald J. Zurbay, effective May 17, 2018 (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.14
Form of Inducement, Severance & Change in Control Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.15
Form of Inducement Non Statutory Stock Option Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.16	Form of Inducement RSU Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.17
Inducement, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Eric Shirley, dated February 4, 2019 (incorporated by reference to our Annual Report on Form 10-K, filed June 26, 2019 (File No. 000-20572).**

10.18
Restrictive Covenants, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Kevin M. Pohlman, dated June 11, 2018 (incorporated by reference to our Current Report on Form 8-K, filed June 12, 2018 (File No. 000-20572)).**

10.19
Restrictive Covenants, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Les B. Korsh, dated June 11, 2018 (incorporated by reference to our Current Report on Form 8-K, filed June 12, 2018 (File No. 000-20572)).**

10.20
Inducement, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Andrea Frohning, dated May 21, 2018 (incorporated by reference to our Annual Report on Form 10-K, filed June 26, 2019 (File No. 000-20572).**

10.21
Separation Agreement by and between Patterson Companies, Inc. and Scott P. Anderson, dated July 1, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 4, 2019 (File No. 000-20572)).**

10.22	ESOP Loan Agreement dated April 1, 2002 (incorporated by reference to our Annual Report on Form 10-K, filed July 24, 2003 (File No. 000-20572)).

10.23
Promissory Note dated April 1, 2002 between GreatBanc Trust Company, an Illinois corporation, not in its individual or corporate capacity, but solely as trustee of the Thompson Dental Company Employee Stock Ownership Plan and Trust and Thompson Dental Company (incorporated by reference to our Annual Report on Form 10-K, filed July 24, 2003 (File No. 000-20572)).

10.24
Receivables Sale Agreement, dated as May 10, 2002, by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and PDC Funding Company, LLC, conformed through Amendment No. 4, dated as of October 9, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q, filed March 6, 2019 (File No. 000-20572)).

10.25	ESOP Loan Agreement dated September 11, 2006 (incorporated by reference to our Current Report on Form 8-K, filed September 12, 2006 (File No. 000-20572)).

10.26	ESOP Note dated September 11, 2006 (incorporated by reference to our Current Report on Form 8-K, filed September 12, 2006 (File No. 000-20572)).

10.27
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Seventeenth Amendment dated June 19, 2020 (filed herewith).

10.28
Amended and Restated Contract Purchase Agreement dated as of August 12, 2011, among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, the purchasers party thereto, and Fifth Third Bank, as agent, conformed through Thirteenth Amendment, dated May 19, 2020 (filed herewith).

10.29
Amended and Restated Receivables Sales Agreement dated August 12, 2011 by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and PDC Funding Company II, LLC (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2015 (File No. 000-20572)).

10.30
Note Purchase Agreement, dated December 8, 2011, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Webster Management, LP, conformed through Third Amendment, dated April 24, 2020 (filed herewith).

10.31
Note Purchase Agreement, dated March 23, 2015, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Patterson Veterinary Supply, Inc., and Patterson Management, LP, conformed through Second Amendment, dated April 24, 2020 (filed herewith).

10.32
Amended and Restated Credit Agreement dated as of January 27, 2017, by and among Patterson Companies, Inc., the lenders from time to time parties thereto, MUFG Bank, Ltd. (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as administrative agent, and Bank of America, N.A., as syndication agent, conformed through Third Amendment, dated December 20, 2019 (filed herewith).

10.33
Note Purchase Agreement, dated as of March 29, 2018, among Patterson Companies, Inc., and certain of its named subsidiaries as borrowers, and various private lenders, conformed through Second Amendment, dated April 24, 2020 (filed herewith).

10.34
Receivables Purchase Agreement, dated as of July 24, 2018, by and among Patterson Dental Supply, Inc., as servicer, PDC Funding Company III, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Fourth Amendment, dated January 15, 2020 (filed herewith).

10.35
Receivables Sale Agreement, dated as of July 24, 2018, by and between Patterson Dental Supply, Inc., as seller, and PDC Funding Company III, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed July 25, 2018 (File No. 000-20572)).

10.36
Loan Agreement, dated December 20, 2019, among Patterson Companies, Inc., the lenders from time to time parties thereto, and MUFG Bank Ltd., as administrative agent (incorporated by reference to our Current Report on Form 8-K, filed December 23, 2019 (File No. 000-20572).

10.37
Receivables Purchase Agreement, dated as of January 15, 2020, by and among Patterson Veterinary Supply, Inc., as servicer, PDC Funding Company IV, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent (incorporated by reference to our Current Report on Form 8-K, filed January 17, 2020 (File No. 000-20572).

10.38
Receivables Sale Agreement, dated as of January 15, 2020, by and between Patterson Veterinary Supply, Inc., as seller, and PDC Funding Company IV, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed January 17, 2020 (File No. 000-20572).

21	Subsidiaries (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets, (ii) the consolidated statements of operations and other comprehensive (loss) income, (iii) the consolidated statements of changes in stockholders’ equity, (iv) the consolidated statements of cash flows and (v) the notes to the consolidated financial statements.(*)
(*)The iXBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

** Indicates management contract or compensatory plan or agreement.

(b) See Index to Exhibits.
(c) See Schedule II.
Item 16. Form 10-K Summary.

None.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
PATTERSON COMPANIES, INC.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended April 25, 2020
Deducted from asset accounts:
Allowance for doubtful accounts	$6,772	$2,008	$—	$3,657	$5,123
LIFO inventory adjustment	$91,342	$8,384	$—	$—	$99,726
Inventory obsolescence reserve	10,099	27,405	—	11,978	25,526
Total inventory reserve	$101,441	$35,789	$—	$11,978	$125,252
Year ended April 27, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$9,537	$7,333	$—	$10,098	$6,772
LIFO inventory adjustment	$82,105	$9,237	$—	$—	$91,342
Inventory obsolescence reserve	5,376	30,995	—	26,272	10,099
Total inventory reserve	$87,481	$40,232	$—	$26,272	$101,441
Year ended April 28, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$9,342	$6,280	$—	$6,085	$9,537
LIFO inventory adjustment	$77,816	$4,289	$—	$—	$82,105
Inventory obsolescence reserve	5,621	22,919	—	23,164	5,376
Total inventory reserve	$83,437	$27,208	$—	$23,164	$87,481

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.
Dated:	June 24, 2020	By	/s/ Mark S. Walchirk
Mark S. Walchirk
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Mark S. Walchirk	President and Chief Executive Officer, Director (Principal Executive Officer)	June 24, 2020
Mark S. Walchirk

/s/ Donald J. Zurbay	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 24, 2020
Donald J. Zurbay

/s/ John D. Buck	Chairman of the Board	June 24, 2020
John D. Buck

/s/ Alex N. Blanco	Director	June 24, 2020
Alex N. Blanco

/s/ Jody H. Feragen	Director	June 24, 2020
Jody H. Feragen

/s/ Robert C. Frenzel	Director	June 24, 2020
Robert C. Frenzel

/s/ Francis J. Malecha	Director	June 24, 2020
Francis J. Malecha

/s/ Ellen A. Rudnick	Director	June 24, 2020
Ellen A. Rudnick

/s/ Neil A. Schrimsher	Director	June 24, 2020
Neil A. Schrimsher