Form 10-Q
period 2020-07-25
PATTERSON COMPANIES, INC.
filed 2020-09-03
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 25, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 27, 2020, there were 96,354,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 25, 2020	April 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$119,561	$77,944
Receivables, net of allowance for doubtful accounts of $5,900 and $5,123	372,317	416,523
Inventory	700,535	812,194
Prepaid expenses and other current assets	267,714	236,104
Total current assets	1,460,127	1,542,765
Property and equipment, net	300,041	303,725
Operating lease right-of-use assets, net	77,515	79,021
Long-term receivables, net	241,602	214,915
Goodwill, net	139,197	138,724
Identifiable intangibles, net	305,005	313,505
Other non-current assets	122,709	122,695
Total assets	$2,646,196	$2,715,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$549,715	$862,093
Accrued payroll expense	86,614	68,385
Other accrued liabilities	175,255	113,714
Operating lease liabilities	31,200	30,706
Borrowings on revolving credit	136,000	—
Total current liabilities	978,784	1,074,898
Long-term debt	588,011	587,766
Non-current operating lease liabilities	47,806	49,854
Other non-current liabilities	176,857	166,388
Total liabilities	1,791,458	1,878,906
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 96,256 and 95,947 shares issued and outstanding	963	959
Additional paid-in capital	152,317	146,606
Accumulated other comprehensive loss	(84,190)	(97,039)
Retained earnings	799,587	799,652
Unearned ESOP shares	(16,061)	(16,061)
Total Patterson Companies, Inc. stockholders' equity	852,616	834,117
Noncontrolling interests	2,122	2,327
Total stockholders’ equity	854,738	836,444
Total liabilities and stockholders’ equity	$2,646,196	$2,715,350
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 25, 2020	July 27, 2019
Net sales	$1,245,837	$1,328,651
Cost of sales	992,021	1,038,597
Gross profit	253,816	290,054
Operating expenses	215,944	273,380
Operating income	37,872	16,674
Other income (expense):
Other income, net	2,034	31,917
Interest expense	(6,691)	(8,690)
Income before taxes	33,215	39,901
Income tax expense	9,013	10,094
Net income	24,202	29,807
Net loss attributable to noncontrolling interests	(205)	(235)
Net income attributable to Patterson Companies, Inc.	$24,407	$30,042
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.26	$0.32
Diluted	$0.25	$0.32
Weighted average shares:
Basic	95,189	93,795
Diluted	95,843	94,623
Dividends declared per common share	$0.26	$0.26
Comprehensive income:
Net income	$24,202	$29,807
Foreign currency translation gain (loss)	12,589	(3,799)
Cash flow hedges, net of tax	260	554
Comprehensive income	$37,051	$26,562
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 27, 2019	95,272	$953	$131,460	$(88,269)	$1,483,496	$(50,381)	$3,248	$1,480,507
Foreign currency translation	—	—	—	(3,799)	—	—	—	(3,799)
Cash flow hedges	—	—	—	554	—	—	—	554
Net income (loss)	—	—	—	—	30,042	—	(235)	29,807
Dividends declared	—	—	—	—	(24,856)	—	—	(24,856)
Common stock issued and related tax benefits	198	2	(5,371)	—	—	—	—	(5,369)
Stock based compensation	—	—	6,634	—	—	—	—	6,634
ESOP activity	—	—	—	—	—	18,452	—	18,452
Adoption of ASU 2016-02	—	—	—	—	1,447	—	—	1,447
Adoption of ASU 2018-02	—	—	—	(2,707)	2,707	—	—	—
Balance at July 27, 2019	95,470	955	132,723	(94,221)	1,492,836	(31,929)	3,013	1,503,377
Foreign currency translation	—	—	—	6,614	—	—	—	6,614
Cash flow hedges	—	—	—	554	—	—	—	554
Net income (loss)	—	—	—	—	(33,129)	—	(220)	(33,349)
Dividends declared	—	—	—	—	(24,874)	—	—	(24,874)
Common stock issued and related tax benefits	245	2	731	—	—	—	—	733
Stock based compensation	—	—	5,569	—	—	—	—	5,569
Balance at October 26, 2019	95,715	957	139,023	(87,053)	1,434,833	(31,929)	2,793	1,458,624
Foreign currency translation	—	—	—	2,619	—	—	—	2,619
Cash flow hedges	—	—	—	6,627	—	—	—	6,627
Net income (loss)	—	—	—	—	23,227	—	(255)	22,972
Dividends declared	—	—	—	—	(24,897)	—	—	(24,897)
Common stock issued and related tax benefits	77	1	463	—	—	—	—	464
Stock based compensation	—	—	5,559	—	—	—	—	5,559
Balance at January 25, 2020	95,792	958	145,045	(77,807)	1,433,163	(31,929)	2,538	1,471,968
Foreign currency translation	—	—	—	(19,496)	—	—	—	(19,496)
Cash flow hedges	—	—	—	264	—	—	—	264
Net income (loss)	—	—	—	—	(608,586)	—	(211)	(608,797)
Dividends declared	—	—	—	—	(24,925)	—	—	(24,925)
Common stock issued and related tax benefits	155	1	(3,613)	—	—	—	—	(3,612)
Stock based compensation	—	—	5,174	—	—	—	—	5,174
ESOP activity	—	—	—	—	—	15,868	—	15,868
Balance at April 25, 2020	95,947	$959	$146,606	$(97,039)	$799,652	$(16,061)	$2,327	$836,444
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 25, 2020	95,947	$959	$146,606	$(97,039)	$799,652	$(16,061)	$2,327	$836,444
Foreign currency translation	—	—	—	12,589	—	—	—	12,589
Cash flow hedges	—	—	—	260	—	—	—	260
Net income (loss)	—	—	—	—	24,407	—	(205)	24,202
Dividends declared	—	—	—	—	(24,472)	—	—	(24,472)
Common stock issued and related tax benefits	309	4	(899)	—	—	—	—	(895)
Stock based compensation	—	—	6,610	—	—	—	—	6,610
Balance at July 25, 2020	$96,256	$963	$152,317	$(84,190)	$799,587	$(16,061)	$2,122	$854,738
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 25, 2020	July 27, 2019
Operating activities:
Net income	$24,202	$29,807
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	10,562	11,335
Amortization	9,305	9,297
Investment gain	—	(34,334)
Non-cash employee compensation	9,583	10,234
Deferred consideration in securitized receivables	(139,466)	(105,697)
Change in assets and liabilities	(143,994)	34,134
Net cash used in operating activities	(229,808)	(45,224)
Investing activities:
Additions to property and equipment	(6,439)	(8,901)
Collection of deferred purchase price receivables	139,466	105,697
Other investing activities	396	—
Net cash provided by investing activities	133,423	96,796
Financing activities:
Dividends paid	—	(25,538)
Payments on long-term debt	—	(5,533)
Draw on revolving credit	136,000	—
Other financing activities	(722)	(5,085)
Net cash provided by (used in) financing activities	135,278	(36,156)
Effect of exchange rate changes on cash	2,724	(1,281)
Net change in cash and cash equivalents	41,617	14,135
Cash and cash equivalents at beginning of period	77,944	95,646
Cash and cash equivalents at end of period	$119,561	$109,781

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$201,861	$87,710
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of July 25, 2020, and our results of operations and cash flows for the periods ended July 25, 2020 and July 27, 2019. Such adjustments are of a normal recurring nature. The results of operations for the three months ended July 25, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 24, 2021. These financial statements should be read in conjunction with the financial statements included in our 2020 Annual Report on Form 10-K filed on June 24, 2020.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2021 and 2020 represents the 13 weeks ended July 25, 2020 and the 13 weeks ended July 27, 2019, respectively. Fiscal 2021 will include 52 weeks and fiscal 2020 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended
	July 25, 2020	July 27, 2019
Gain on investment	$—	$34,334
Loss on interest rate swap agreements	(1,195)	(3,785)
Other	3,229	1,368
Other income, net	$2,034	$31,917
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $80 and $171 for the three months ended July 25, 2020 and July 27, 2019, respectively.
Earnings Per Share ("EPS")

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended
	July 25, 2020	July 27, 2019
Denominator for basic EPS – weighted average shares	95,189	93,795
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	654	828
Denominator for diluted EPS – weighted average shares	95,843	94,623

Potentially dilutive securities representing 2,630 shares for the three months ended July 25, 2020 and 2,151 shares for the three months ended July 27, 2019 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items. The receivables that result from the recognition of revenue are reported net of related allowances. We maintain a valuation allowance based upon the expected collectability of receivables held. Estimates are used to determine the valuation allowance and are based on several factors, including historical collection data, current and forecasted economic trends and credit worthiness of customers. Receivables are written off when we determine the amounts to be uncollectible, typically upon customer bankruptcy or non-response to continuous collection efforts. The portions of receivable amounts that are not expected to be collected during the next twelve months are classified as long-term.
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
Contract asset balances as of July 25, 2020 and April 25, 2020 were $612 and $1,586, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At July 25, 2020 and April 25, 2020, contract liabilities of $22,444 and $21,205 were reported in other accrued liabilities, respectively. During the three months ended July 25, 2020, we recognized $5,455 of the amount previously deferred at April 25, 2020.

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted the new guidance in the first quarter of fiscal 2021, and it did not have a material impact on our condensed consolidated financial statements.
Note 2. Receivables Securitization Program
We are party to certain receivables purchase agreements (the “Receivables Purchase Agreements”) with MUFG Bank, Ltd. ("MUFG") (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), under which MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”). The sale of these receivables is accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We utilize PDC Funding III and PDC Funding IV to facilitate the sale to fulfill requirements within the agreement. We use a daily unit of account for these Receivables.
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of July 25, 2020, of which $200,000 was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The DPP receivable was $155,563 as of July 25, 2020 and $117,327 as of April 25, 2020. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables. We recorded a loss on sale of Receivables within operating expenses in the condensed consolidated statements of operations and other comprehensive income of $2,386 and $1,478 during the three months ended July 25, 2020 and July 27, 2019, respectively. Our retained interest in securitization transactions during the three months ended July 25, 2020 and July 27, 2019 totaled $185,350 and $86,235, respectively.
Note 3. Customer Financing
As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Patterson-sponsored program, equipment purchased by creditworthy customers may be financed up to a maximum of $1,000. We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We currently have two arrangements under which we sell these contracts. We use a monthly unit of account for these financing contracts.
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 9.5% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at July 25, 2020 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 20.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at July 25, 2020 was $100,000.

We service the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.
The portion of the purchase price for the receivables held by the conduits is deemed a DPP receivable, which is paid to the applicable special purpose entity as payments on the customers’ financing contracts are collected by Patterson from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain on sale of the related receivables and recorded in net sales in the condensed consolidated statements of operations and other comprehensive income. Expenses incurred related to customer financing activities are recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income.
During the three months ended July 25, 2020 and July 27, 2019, we sold $50,070 and $66,303 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $342 and a gain of $7,346 during the three months ended July 25, 2020 and July 27, 2019, respectively, related to these contracts sold.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $28,615 and $21,830 as of July 25, 2020 and April 25, 2020, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $20,675 and $21,391 as of July 25, 2020 and April 25, 2020, respectively, of finance contracts we have not yet sold. A total of $617,503 of finance contracts receivable sold under the arrangements was outstanding at July 25, 2020. The DPP receivable under the arrangements was $252,178 and $228,019 as of July 25, 2020 and April 25, 2020, respectively. Our retained interest in securitization transactions during the three months ended July 25, 2020 and July 27, 2019 totaled $16,511 and $1,475, respectively. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at July 25, 2020.
Note 4. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 25, 2020, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2027. We sold an identical interest rate cap to the same bank. As of July 25, 2020, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of November 2027. We sold an identical interest rate cap to the same bank.
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

As of April 25, 2020, the remaining notional amount for interest rate swap agreements was $634,029, with the latest maturity date in fiscal 2027. During the three months ended July 25, 2020, we entered into forward interest rate swap agreements with a notional amount of $62,072. As of July 25, 2020, the remaining notional amount for interest rate swap agreements was $627,388, with the latest maturity date in fiscal 2028.

Net cash payments of $2,828 and $122 were made during the three months ended July 25, 2020 and July 27, 2019, respectively, to settle a portion of our liabilities related to interest rate swap agreements. These payments are reflected as cash outflows in the condensed consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	July 25, 2020	April 25, 2020
Assets:
Interest rate contracts	Other non-current assets	$160	$204
Liabilities:
Interest rate contracts	Other accrued liabilities	5,977	6,789
Interest rate contracts	Other non-current liabilities	12,196	13,060
Total liability derivatives		$18,173	$19,849
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	July 25, 2020	July 27, 2019
Interest rate contracts	Interest expense	$(340)	$(725)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	July 25, 2020	July 27, 2019
Interest rate contracts	Other income, net	$(1,195)	$(3,785)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three months ended July 25, 2020 or July 27, 2019.
We recorded no ineffectiveness during the three month periods ended July 25, 2020 and July 27, 2019. As of July 25, 2020, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	July 25, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,609	$2,609	$—	$—
DPP receivable - receivables securitization program	155,563	—	—	155,563
DPP receivable - customer financing	252,178	—	—	252,178
Derivative instruments	160	—	160	—
Total assets	$410,510	$2,609	$160	$407,741
Liabilities:
Derivative instruments	$18,173	$—	$18,173	$—

	April 25, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,391	$3,391	$—	$—
DPP receivable - receivables securitization program	117,327	—	—	117,327
DPP receivable - customer financing	228,019	—	—	228,019
Derivative instruments	204	—	204	—
Total assets	$348,941	$3,391	$204	$345,346
Liabilities:
Derivative instruments	$19,849	$—	$19,849	$—
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

During the three months ended July 27, 2019, we recorded a pre-tax gain of $34,334 related to one of our investments in other income, net in our condensed consolidated statements of operations and other comprehensive income. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences. As of both July 25, 2020 and April 25, 2020, this investment had a carrying value of $51,628. There were no fair value adjustments to such assets during the three months ended July 25, 2020.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of July 25, 2020 and April 25, 2020 was $613,809 and $601,856, respectively, as compared to a carrying value of $588,011 and $587,766 at July 25, 2020 and April 25, 2020, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 25, 2020 and April 25, 2020.
Note 6. Income Taxes
The effective income tax rate for the three months ended July 25, 2020 was 27.1% compared to 25.3% for the three months ended July 27, 2019. The increase in the rate was primarily due to the impacts of certain one-time adjustments reflected in the prior year quarter.
Note 7. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three months ended July 25, 2020 and July 27, 2019, net loss attributable to the noncontrolling interest was $205 and $235, respectively, resulting in noncontrolling interests of $2,122 on the condensed consolidated balance sheets at July 25, 2020.
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
The following tables present information about our reportable segments:

	Three Months Ended
	July 25, 2020	July 27, 2019
Consolidated net sales
United States	$1,034,872	$1,090,715
United Kingdom	149,392	149,414
Canada	61,573	88,522
Total	$1,245,837	$1,328,651
Dental net sales
United States	$397,460	$444,642
Canada	32,835	56,494
Total	$430,295	$501,136
Animal Health net sales
United States	$634,023	$636,097
United Kingdom	149,392	149,414
Canada	28,738	32,028
Total	$812,153	$817,539
Corporate net sales
United States	$3,389	$9,976
Total	$3,389	$9,976

	Three Months Ended
	July 25, 2020	July 27, 2019[1]
Consolidated net sales
Consumable	$1,044,981	$1,095,184
Equipment and software	129,377	142,533
Value-added services and other	71,479	90,934
Total	$1,245,837	$1,328,651
Dental net sales
Consumable	$256,603	$303,474
Equipment and software	112,963	125,684
Value-added services and other	60,729	71,978
Total	$430,295	$501,136
Animal Health net sales
Consumable	$788,378	$791,710
Equipment and software	16,414	16,849
Value-added services and other	7,361	8,980
Total	$812,153	$817,539
Corporate net sales
Value-added services and other	$3,389	$9,976
Total	$3,389	$9,976
1 Certain sales were reclassified between categories to conform to the current period presentation.

	Three Months Ended
	July 25, 2020	July 27, 2019
Operating income (loss)
Dental	$37,769	$34,004
Animal Health	17,399	19,624
Corporate	(17,296)	(36,954)
Consolidated operating income	$37,872	$16,674

	July 25, 2020	April 25, 2020
Total assets
Dental	$748,001	$704,216
Animal Health	1,345,259	1,485,284
Corporate	552,936	525,850
Total assets	$2,646,196	$2,715,350

Note 9. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of July 25, 2020:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 25, 2020	$(5,538)	$(91,501)	$(97,039)
Other comprehensive loss before reclassifications	—	12,589	12,589
Amounts reclassified from AOCL	260	—	260
AOCL at July 25, 2020	$(5,278)	$(78,912)	$(84,190)
The amounts reclassified from AOCL during the three months ended July 25, 2020 include gains and losses on cash flow hedges, net of taxes of $80. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $340 for the three months ended July 25, 2020.
Note 10. Legal Proceedings
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
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the U.S. District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB). Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors." Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412,800 of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act. Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On September 10, 2019, the Honorable Patrick J. Schiltz dismissed this action without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On October 31, 2019, Patterson’s Board received a written demand to initiate litigation against its officers and directors based on the claims Ms. Pemberton originally presented in her complaint. Following this demand, and after consultation with legal counsel, effective March 16, 2020, the Board adopted a resolution appointing Professor John Matheson and The Honorable George McGunnigle, retired Judge of Hennepin County District Court, as a special litigation committee pursuant to Minnesota Statutes Section 302A.241. Pursuant to the resolution, the special litigation committee has complete power and authority to investigate the demand, analyze the legal rights or remedies of Patterson, determine whether those rights or remedies should be pursued, and respond to Ms. Pemberton on behalf of Patterson.
On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315. Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to: (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.” Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412,800 worth of its own stock at artificially inflated prices.” In the derivative complaint, plaintiff asserts three counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment. Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On February 19, 2019, the Hennepin County District Court ordered this litigation stayed pending resolution of the above-described case brought by Sally Pemberton. On September 10, 2019, the Honorable Patrick J. Schiltz dismissed Pemberton without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On November 5, 2019, the defendants in Johnsen moved to dismiss such action based on plaintiff’s failure to make a pre-suit demand or otherwise properly plead demand futility. On December 12, 2019, in light of the outcome in Pemberton, the defendants and Johnsen entered into a stipulation for voluntary dismissal of the Johnsen action, which the court granted on December 13, 2019. On April 27, 2020, Patterson’s Board received a written demand to initiate litigation against its officers and directors based on the claims Ms. Johnsen originally presented in her complaint. Effective June 30, 2020, the Board adopted a resolution expanding the scope of the previously constituted special litigation committee to include this matter. Pursuant to the resolution, the special litigation committee has complete power and authority to investigate the demand, analyze the legal rights or remedies of Patterson, determine whether those rights or remedies should be pursued, and respond to Ms. Johnsen on behalf of Patterson.

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

This Form 10-Q contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including statements regarding future financial performance, and the objectives and expectations of management. Forward-looking statements often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, such statements, including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources, are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, some of which are beyond our control.

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

Any number of factors could affect our actual results and cause such results to differ materially from those contemplated by any forward-looking statements, including, but not limited to, the following: the effects of the highly competitive dental and animal health supply markets in which we compete; the COVID-19 pandemic and measures taken in response thereto; general economic conditions, including political and economic uncertainty; risks from disruption to our information systems; our ability to comply with restrictive covenants in our amended credit agreement; our dependence on relationships with sales representatives, service technicians and customers; our ability to realize the long-term strategic benefits of our acquisition of Animal Health International; potential disruption of distribution capabilities, including service issues with third-party shippers; our ability to provide our sales force and customers with the latest technology; our dependence on suppliers for the manufacture and supply of the products we sell; material changes in our purchasing relationship with suppliers; the risk that private label sales could adversely affect our relationships with suppliers; our dependence on positive perceptions of Patterson’s reputation; risks inherent in acquiring other businesses; the risk that our acquired technology or developed technology might not be successful in maintaining or gaining customers; litigation risks, including new or unanticipated litigation developments and new or unanticipated regulatory investigations; changes in consumer preferences; regulatory restrictions; the cyclicality of the livestock market; the outbreak of an infectious disease within the production animal or companion animal population; pressure from animal rights groups; adverse changes in supplier rebates; fluctuations in quarterly financial results; volatility in the price of our stock; risks from the expansion of customer purchasing power; increases in over-the-counter sales of companion animal products; the risks inherent in international operations, including currency fluctuations; the effects of health care reform; failure to comply with regulatory requirements and data privacy laws; cyberattacks or other privacy or data security breaches; the risk of the products we sell becoming obsolete or containing undetected errors; volatility in the financial markets; our dependence on our senior management; our dependence on leadership development and succession planning; disruptions from our enterprise resource planning system; risks associated with shareholder activism; the risk of being required to record impairment charges; the risk of audit by tax authorities; risks associated with interest rate fluctuations; and the risk that our governing documents and Minnesota law may discourage takeovers and business combinations. The order in which these factors appear should not be construed to indicate their relative importance or priority. We caution that these factors may not be exhaustive, accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results.

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

Any forward-looking statement made in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to release publicly any revisions to any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
OVERVIEW
Our financial information for the first three months of fiscal 2021 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2021 and 2020 represents the 13 weeks ended July 25, 2020 and the 13 weeks ended July 27, 2019, respectively. Fiscal 2021 will include 52 weeks and fiscal 2020 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
COVID-19. The COVID-19 pandemic, including closures and other steps taken by governmental authorities in response to the virus, has had a significant impact on our businesses. As part of our broad-based effort to respond to the COVID-19 pandemic, we implemented cost reduction measures, including temporary salary reductions, furloughs and reduced work hours across our workforce during the period from May 1, 2020 through July 31, 2020. Within our Dental segment, the effect became less significant during the quarter ended July 25, 2020, as dental offices began opening for elective procedures. In addition, we did record increased sales of personal protective equipment during the three months ended July 25, 2020 within the Dental segment. We also continue to see disruptions in our production animal business as a result of COVID-19.

Gain on Investment. We recorded a pre-tax gain of $34.3 million related to one of our investments ("Gain on Investment") during the first quarter of fiscal 2020. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences.

Fiscal 2020 SourceOne Dental Legal Reserve. We incurred expenses of $17.7 million ("Fiscal 2020 SourceOne Dental Legal Reserve") during the first quarter of fiscal 2020 related to the settlement of litigation with SourceOne Dental, Inc., which were recorded within operating expenses in the condensed consolidated statements of operations and other comprehensive income in our Corporate segment.

Receivables Securitization Program. We are a party to certain receivables purchase agreements with MUFG Bank, Ltd. ("MUFG"), under which MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”). The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The collection of the DPP receivable is recognized as an increase to net cash provided by investing activities within the condensed consolidated statements of cash flows, with a corresponding reduction to net cash used in operating activities within the condensed consolidated statements of cash flows.
RESULTS OF OPERATIONS
QUARTER ENDED JULY 25, 2020 COMPARED TO QUARTER ENDED JULY 27, 2019
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	July 25, 2020	July 27, 2019
Net sales	100.0%	100.0%
Cost of sales	79.6	78.2
Gross profit	20.4	21.8
Operating expenses	17.4	20.5
Operating income	3.0	1.3
Other income (expense)	(0.3)	1.7
Income before taxes	2.7	3.0
Income tax expense	0.8	0.8
Net income	1.9	2.2
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	1.9%	2.2%
Net Sales. Consolidated net sales for the three months ended July 25, 2020 were $1,245.8 million, a decrease of 6.2% from $1,328.7 million for the three months ended July 27, 2019. Foreign exchange rate changes had an unfavorable impact of 0.4% on current quarter sales.
Dental segment sales for the three months ended July 25, 2020 were $430.3 million, a decrease of 14.1% from $501.1 million for the three months ended July 27, 2019. Foreign exchange rate changes had an unfavorable impact of 0.2% on current quarter sales. Current quarter sales of consumables decreased 15.4%, sales of dental equipment and software decreased 10.1%, and sales of value-added services and other decreased 15.6%. While Dental segment sales were negatively affected by the COVID-19 pandemic during the three months ended July 25, 2020, we did record increased sales of personal protective equipment during the three months ended July 25, 2020 within consumable sales.
Animal Health segment sales for the three months ended July 25, 2020 were $812.2 million, a decrease of 0.7% from $817.5 million for the three months ended July 27, 2019. Foreign exchange rate changes had an unfavorable impact of 0.5% on current quarter sales. Sales were lower during the three months ended July 25, 2020 as we experienced reduced sales in our production animal business due to disruptions caused by COVID-19, partially offset by increased sales in our companion animal business.

Gross Profit. The consolidated gross profit margin rate for the three months ended July 25, 2020 decreased 140 basis points to 20.4%. The lower rate was primarily driven by an unfavorable shift in the sales mix between our segments. In addition, we recorded a lower gross margin rate in the current quarter in our Animal Health segment, driven by lower transactional margins and lower rebate achievement as compared to the quarter ended July 27, 2019.

Operating Expenses. Consolidated operating expenses for the three months ended July 25, 2020 were $215.9 million, a 21.0% decrease from the prior year quarter of $273.4 million. We incurred lower operating expenses during the three months ended July 25, 2020 primarily as a result of lower personnel costs, legal fees and travel expenses. Lower personnel costs were driven by our implementation of temporary salary reductions, furloughs and reduced work hours across our workforce during the period from May 1, 2020 through July 31, 2020. We expect operating expenses to increase by approximately $20.0 million per quarter going forward as a result of lifting these temporary actions. The consolidated operating expense ratio of 17.4% decreased 310 basis points from the prior year quarter, which was also driven primarily by these same factors.
Operating Income. For the three months ended July 25, 2020, operating income was $37.9 million, or 3.0% of net sales, as compared to operating income of $16.7 million, or 1.3% of net sales for the three months ended July 27, 2019. The increase in operating income was primarily due to lower operating expenses, partially offset by lower net sales for the three months ended July 25, 2020.
Dental segment operating income was $37.8 million for the three months ended July 25, 2020, an increase of $3.8 million from the prior year quarter. The increase was primarily due to lower operating expenses, partially offset by lower net sales.

Animal Health segment operating income was $17.4 million for the three months ended July 25, 2020, a decrease of $2.2 million from the prior year quarter. The decrease was primarily driven by lower net sales and lower gross margins, partially offset by lower operating expenses.
Corporate segment operating loss was $17.3 million and $37.0 million for the three months ended July 25, 2020 and July 27, 2019, respectively. The change was driven primarily by lower settlement-related expenses and legal fees during the three months ended July 25, 2020, partially offset by lower net sales related to our customer financing contracts.
Other Income (Expense). Net other expense for the three months ended July 25, 2020 was $4.7 million, compared to net other income of $23.2 million for the three months ended July 27, 2019. Net other income for the three months ended July 27, 2019 was driven by the Gain on Investment of $34.3 million.
Income Tax Expense. The effective income tax rate for the three months ended July 25, 2020 was 27.1% compared to 25.3% for the three months ended July 27, 2019. The increase in the rate was primarily due to the impacts of certain one-time adjustments reflected in the prior year quarter.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the three months ended July 25, 2020 was $24.4 million, compared to $30.0 million for the three months ended July 27, 2019. Earnings per diluted share were $0.25 in the current quarter compared to $0.32 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 95.8 million, compared to 94.6 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
LIQUIDITY AND CAPITAL RESOURCES
We are a party to certain receivables purchase agreements with MUFG Bank, Ltd. ("MUFG"), under which MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”). The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The collection of the DPP receivable is recognized as an increase to net cash provided by investing activities within the condensed consolidated statements of cash flows, with a corresponding reduction to net cash used in operating activities within the condensed consolidated statements of cash flows.
Net cash used in operating activities was $229.8 million and $45.2 million for the three months ended July 25, 2020 and July 27, 2019, respectively. Net cash used in operating activities for the three months ended July 25, 2020 was primarily due to an increase in working capital, which was driven mainly by a decrease in accounts payable and the impact of our Receivables Securitization Program, partially offset by a reduction in inventory and receivables.
Net cash provided by investing activities was $133.4 million and $96.8 million for the three months ended July 25, 2020 and July 27, 2019, respectively. Collections of DPP receivables were $139.5 million and $105.7 million for the three months ended July 25, 2020 and July 27, 2019, respectively. Capital expenditures were $6.4 million and $8.9 million during the three months ended July 25, 2020 and July 27, 2019, respectively. We expect to use a total of approximately $50.0 million for capital expenditures in fiscal 2021.
Net cash provided by financing activities for the three months ended July 25, 2020 was $135.3 million, driven primarily by $136.0 million attributed to draws on our revolving line of credit. During the three months ended July 25, 2020, we declared a cash dividend of $0.26 per common share, which was paid during the three months ended October 24, 2020. For the three months ended July 27, 2019, net cash used in financing activities was $36.2 million. Uses of cash consisted primarily of $25.5 million for dividend payments and $5.5 million for payments on long-term debt.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750.0 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500.0 million. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities were initially set to mature no later than January 2022. During the quarter ended October 26, 2019, we repaid the remaining $81.6 million outstanding under the unsecured term loan. As of July 25, 2020, $136.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 1.36%. As of April 25, 2020, no amount was outstanding under the revolving line of credit.
In December 2019, we entered into a senior unsecured term loan facility agreement (the “Term Facility Agreement”), consisting of a $300.0 million term loan. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread is based on our leverage ratio, as defined in the Term Facility Agreement. The proceeds were used to repay certain existing indebtedness, pay fees and expenses incurred in connection with the Term Facility Agreement, and finance our ongoing working capital and other general corporate purposes. The Term Facility will mature no later than December 2022. As of July 25, 2020, $300.0 million was outstanding under the Term Facility at an interest rate of 1.43%. As of April 25, 2020, $300.0 million was outstanding under the Term Facility at an interest rate of 1.87%.
We expect the collection of deferred purchase price receivables, existing cash balances and credit availability under existing debt facilities, less our funds used in operations, will be sufficient to meet our working capital needs and to finance our business over the remainder of fiscal 2021.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2020 Annual Report on Form 10-K filed June 24, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 25, 2020. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 25, 2020.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the U.S. District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB). Derivatively on behalf of Patterson, plaintiff alleges that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors." Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412.8 million of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserts six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act. Plaintiff seeks compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On September 10, 2019, the Honorable Patrick J. Schiltz dismissed this action without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On October 31, 2019, Patterson’s Board received a written demand to initiate litigation against its officers and directors based on the claims Ms. Pemberton originally presented in her complaint. Following this demand, and after consultation with legal counsel, effective March 16, 2020, the Board adopted a resolution appointing Professor John Matheson and The Honorable George McGunnigle, retired Judge of Hennepin County District Court, as a special litigation committee pursuant to Minnesota Statutes Section 302A.241. Pursuant to the resolution, the special litigation committee has complete power and authority to investigate the demand, analyze the legal rights or remedies of Patterson, determine whether those rights or remedies should be pursued, and respond to Ms. Pemberton on behalf of Patterson.
On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315. Derivatively on behalf of Patterson, plaintiff alleges that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to: (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.” Plaintiff further alleges that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412.8 million worth of its own stock at artificially inflated prices.” In the derivative complaint, plaintiff asserts three counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment. Plaintiff seeks compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On February 19, 2019, the Hennepin County District Court ordered this litigation stayed pending resolution of the above-described case brought by Sally Pemberton. On September 10, 2019, the Honorable Patrick J. Schiltz dismissed Pemberton without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On November 5, 2019, the defendants in Johnsen moved to dismiss such action based on plaintiff’s failure to make a pre-suit demand or otherwise properly plead demand futility. On December 12, 2019, in light of the outcome in Pemberton, the defendants and Johnsen entered into a stipulation for voluntary dismissal of the Johnsen action, which the court granted on December 13, 2019. On April 27, 2020, Patterson’s Board received a written demand to initiate litigation against its officers and directors based on the claims Ms. Johnsen originally presented in her complaint. Effective June 30, 2020, the Board adopted a resolution expanding the scope of the previously constituted special litigation committee to include this matter. Pursuant to the resolution, the special litigation committee has complete power and authority to investigate the demand, analyze the legal rights or remedies of Patterson, determine whether those rights or remedies should be pursued, and respond to Ms. Johnsen on behalf of Patterson.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 13, 2018, the Board of Directors authorized a $500 million share repurchase program through March 13, 2021. No shares were repurchased under the stock repurchase plan during the first quarter of fiscal 2021.
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

10.1
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Eighteenth Amendment dated August 7, 2020 (filed herewith).

10.2
Second Amended and Restated Contract Purchase Agreement dated as of July 20, 2020, among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, the purchasers party thereto, and Fifth Third Bank, as agent (filed herewith).

10.3
Receivables Purchase Agreement, dated as of July 24, 2018, by and among Patterson Dental Supply, Inc., as servicer, PDC Funding Company III, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Fifth Amendment, dated August 21, 2020 (filed herewith).

10.4
Receivables Purchase Agreement, dated as of January 15, 2020, by and among Patterson Veterinary Supply, Inc., as servicer, PDC Funding Company IV, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through First Amendment, dated August 21, 2020 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended July 25, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended July 25, 2020 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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
All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2020 Annual Report on Form 10-K filed June 24, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 3, 2020	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)