Form 10-Q
period 2020-10-24
PATTERSON COMPANIES, INC.
filed 2020-12-02
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 24, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 25, 2020, there were 96,504,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	October 24, 2020	April 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$139,481	$77,944
Receivables, net of allowance for doubtful accounts of $6,421 and $5,123	491,687	416,523
Inventory	761,941	812,194
Prepaid expenses and other current assets	263,149	236,104
Total current assets	1,656,258	1,542,765
Property and equipment, net	298,460	303,725
Operating lease right-of-use assets, net	81,171	79,021
Long-term receivables, net	193,810	214,915
Goodwill, net	139,411	138,724
Identifiable intangibles, net	296,271	313,505
Other non-current assets	123,643	122,695
Total assets	$2,789,024	$2,715,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$690,755	$862,093
Accrued payroll expense	78,224	68,385
Other accrued liabilities	161,093	113,714
Operating lease liabilities	31,814	30,706
Borrowings on revolving credit	111,000	—
Total current liabilities	1,072,886	1,074,898
Long-term debt	588,329	587,766
Non-current operating lease liabilities	53,796	49,854
Other non-current liabilities	181,286	166,388
Total liabilities	1,896,297	1,878,906
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 96,495 and 95,947 shares issued and outstanding	965	959
Additional paid-in capital	157,793	146,606
Accumulated other comprehensive loss	(80,602)	(97,039)
Retained earnings	828,744	799,652
Unearned ESOP shares	(16,061)	(16,061)
Total Patterson Companies, Inc. stockholders' equity	890,839	834,117
Noncontrolling interests	1,888	2,327
Total stockholders’ equity	892,727	836,444
Total liabilities and stockholders’ equity	$2,789,024	$2,715,350
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Net sales	$1,553,168	$1,418,744	$2,799,005	$2,747,395
Cost of sales	1,232,800	1,117,250	2,224,821	2,155,847
Gross profit	320,368	301,494	574,184	591,548
Operating expenses	246,662	319,640	462,606	593,020
Operating income (loss)	73,706	(18,146)	111,578	(1,472)
Other income (expense):
Other income, net	3,223	269	5,257	32,186
Interest expense	(6,381)	(9,046)	(13,072)	(17,736)
Income (loss) before taxes	70,548	(26,923)	103,763	12,978
Income tax expense	16,722	6,426	25,735	16,520
Net income (loss)	53,826	(33,349)	78,028	(3,542)
Net loss attributable to noncontrolling interests	(234)	(220)	(439)	(455)
Net income (loss) attributable to Patterson Companies, Inc.	$54,060	$(33,129)	$78,467	$(3,087)
Earnings (loss) per share attributable to Patterson Companies, Inc.:
Basic	$0.57	$(0.35)	$0.82	$(0.03)
Diluted	$0.56	$(0.35)	$0.82	$(0.03)
Weighted average shares:
Basic	95,518	94,093	95,341	93,944
Diluted	96,415	94,093	96,105	93,944
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Comprehensive income (loss):
Net income (loss)	$53,826	$(33,349)	$78,028	$(3,542)
Foreign currency translation gain	3,327	6,614	15,916	2,815
Cash flow hedges, net of tax	261	554	521	1,108
Comprehensive income (loss)	$57,414	$(26,181)	$94,465	$381
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
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 25, 2020	95,947	$959	$146,606	$(97,039)	$799,652	$(16,061)	$2,327	$836,444
Foreign currency translation	—	—	—	12,589	—	—	—	12,589
Cash flow hedges	—	—	—	260	—	—	—	260
Net income (loss)	—	—	—	—	24,407	—	(205)	24,202
Dividends declared	—	—	—	—	(24,472)	—	—	(24,472)
Common stock issued and related tax benefits	309	4	(899)	—	—	—	—	(895)
Stock based compensation	—	—	6,610	—	—	—	—	6,610
Balance at July 25, 2020	96,256	963	152,317	(84,190)	799,587	(16,061)	2,122	854,738
Foreign currency translation	—	—	—	3,327	—	—	—	3,327
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	54,060	—	(234)	53,826
Dividends declared	—	—	—	—	(24,903)	—	—	(24,903)
Common stock issued and related tax benefits	240	2	1,209	—	—	—	—	1,211
Stock based compensation	—	—	4,267	—	—	—	—	4,267
Balance at October 24, 2020	96,496	$965	$157,793	$(80,602)	$828,744	$(16,061)	$1,888	$892,727
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 24, 2020	October 26, 2019
Operating activities:
Net income (loss)	$78,028	$(3,542)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	20,272	22,695
Amortization	18,609	18,580
Investment gain	—	(34,334)
Non-cash employee compensation	16,660	19,302
Non-cash losses (gains) and other, net	5,976	—
Change in assets and liabilities:
Receivables	(505,535)	(209,100)
Inventory	58,238	(27,238)
Accounts payable	(179,276)	118,301
Accrued liabilities	24,555	102,301
Long term receivables	687	(4,292)
Other changes from operating activities, net	38,782	(17,326)
Net cash used in operating activities	(423,004)	(14,653)
Investing activities:
Additions to property and equipment	(14,370)	(22,851)
Collection of deferred purchase price receivables	408,907	212,307
Other investing activities	396	—
Net cash provided by investing activities	394,933	189,456
Financing activities:
Dividends paid	(25,009)	(50,504)
Payments on long-term debt	—	(87,090)
Draw on revolving credit	111,000	—
Other financing activities	631	(4,067)
Net cash provided by (used in) financing activities	86,622	(141,661)
Effect of exchange rate changes on cash	2,986	787
Net change in cash and cash equivalents	61,537	33,929
Cash and cash equivalents at beginning of period	77,944	95,646
Cash and cash equivalents at end of period	$139,481	$129,575

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$437,330	$211,056
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of October 24, 2020, and our results of operations and cash flows for the periods ended October 24, 2020 and October 26, 2019. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended October 24, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 24, 2021. These financial statements should be read in conjunction with the financial statements included in our 2020 Annual Report on Form 10-K filed on June 24, 2020.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2021 and 2020 represents the 13 weeks ended October 24, 2020 and the 13 weeks ended October 26, 2019, respectively. The six months ended October 24, 2020 and October 26, 2019 each included 26 weeks. Fiscal 2021 will include 52 weeks and fiscal 2020 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Six Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Gain on investment	$—	$—	$—	$34,334
Gain (loss) on interest rate swap agreements	415	(1,778)	(780)	(5,563)
Other	2,808	2,047	6,037	3,415
Other income, net	$3,223	$269	$5,257	$32,186
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $81 and $171 for the three months ended October 24, 2020 and October 26, 2019, respectively. The income tax expense related to cash flow hedges was $161 and $342 for the six months ended October 24, 2020 and October 26, 2019, respectively.

Earnings (Loss) Per Share ("EPS")
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended		Six Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Denominator for basic EPS – weighted average shares	95,518	94,093	95,341	93,944
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	897	—	764	—
Denominator for diluted EPS – weighted average shares	96,415	94,093	96,105	93,944

Potentially dilutive securities representing 1,178 shares and 2,524 shares for the three and six months ended October 24, 2020, respectively, and 3,595 shares and 2,880 shares for the three and six months ended October 26, 2019, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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

Contract asset balances as of October 24, 2020 and April 25, 2020 were $0 and $1,586, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At October 24, 2020 and April 25, 2020, contract liabilities of $22,261 and $21,205 were reported in other accrued liabilities, respectively. During the six months ended October 24, 2020, we recognized $9,284 of the amount previously deferred at April 25, 2020.
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
Reclassifications
Certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of October 24, 2020, of which $200,000 was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of October 24, 2020 and April 25, 2020, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $368,937 and $305,020, respectively. Sales of trade receivables under this facility were $1,507,189 and $981,973, and cash collections from customers on receivables sold were $1,442,620 and $955,705 during the six months ended October 24, 2020 and October 26, 2019, respectively.

The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. We recorded a loss on sale of Receivables within operating expenses in the condensed consolidated statements of operations and other comprehensive income of $615 and $2,067 during the three months ended October 24, 2020 and October 26, 2019, respectively, and $3,001 and $3,545 during the six months ended October 24, 2020 and October 26, 2019, respectively.

The following rollforward summarizes the activity related to the DPP receivable:

	Six Months Ended
	October 24, 2020	October 26, 2019
Beginning DPP receivable balance	$117,327	$57,238
Non-cash additions to DPP receivable	386,159	205,389
Cash collections on DPP receivable	(335,228)	(187,066)
Ending DPP receivable balance	$168,258	$75,561

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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at October 24, 2020 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at October 24, 2020 was $100,000.
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
During the six months ended October 24, 2020 and October 26, 2019, we sold $130,258 and $101,624 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a gain of $1,614 and $3,550 during the three months ended October 24, 2020 and October 26, 2019, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a gain of $1,272 and $10,896 during the six months ended October 24, 2020 and October 26, 2019, respectively, related to these contracts sold. Cash collections on financed receivables sold were $177,193 and $181,702 during the six months ended October 24, 2020 and October 26, 2019, respectively.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $43,955 and $21,830 as of October 24, 2020 and April 25, 2020, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $59,328 and $21,391 as of October 24, 2020 and April 25, 2020, respectively, of finance contracts we have not yet sold. A total of $612,003 of finance contracts receivable sold under the arrangements was outstanding at October 24, 2020. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Six Months Ended
	October 24, 2020	October 26, 2019
Beginning DPP receivable balance	$228,019	$121,657
Non-cash additions to DPP receivable	51,171	5,667
Cash collections on DPP receivable	(73,679)	(25,241)
Ending DPP receivable balance	$205,511	$102,083
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at October 24, 2020.
Note 4. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 24, 2020, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2028. We sold an identical interest rate cap to the same bank. As of October 24, 2020, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of November 2027. We sold an identical interest rate cap to the same bank.
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

As of April 25, 2020, the remaining notional amount for interest rate swap agreements was $634,029, with the latest maturity date in fiscal 2027. During the six months ended October 24, 2020, we entered into forward interest rate swap agreements with a notional amount of $125,458. As of October 24, 2020, the remaining notional amount for interest rate swap agreements was $663,114, with the latest maturity date in fiscal 2028.

Net cash payments of $5,116 and $615 were made during the six months ended October 24, 2020 and October 26, 2019, respectively, to settle a portion of our liabilities related to interest rate swap agreements. These payments are reflected as cash outflows in the condensed consolidated statements of cash flows within net cash used in operating activities.

The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	October 24, 2020	April 25, 2020
Assets:
Interest rate contracts	Other non-current assets	$365	$204
Liabilities:
Interest rate contracts	Other accrued liabilities	5,160	6,789
Interest rate contracts	Other non-current liabilities	10,513	13,060
Total liability derivatives		$15,673	$19,849
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Interest rate contracts	Interest expense	$(342)	$(725)	$(682)	$(1,450)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Interest rate contracts	Other income, net	$415	$(1,778)	$(780)	$(5,563)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and six months ended October 24, 2020 or October 26, 2019.
We recorded no ineffectiveness during the three and six month periods ended October 24, 2020 and October 26, 2019. As of October 24, 2020, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	October 24, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,269	$2,269	$—	$—
DPP receivable - receivables securitization program	168,258	—	—	168,258
DPP receivable - customer financing	205,511	—	—	205,511
Derivative instruments	365	—	365	—
Total assets	$376,403	$2,269	$365	$373,769
Liabilities:
Derivative instruments	$15,673	$—	$15,673	$—

	April 25, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,391	$3,391	$—	$—
DPP receivable - receivables securitization program	117,327	—	—	117,327
DPP receivable - customer financing	228,019	—	—	228,019
Derivative instruments	204	—	204	—
Total assets	$348,941	$3,391	$204	$345,346
Liabilities:
Derivative instruments	$19,849	$—	$19,849	$—
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
During the six months ended October 26, 2019, we recorded a pre-tax gain of $34,334 related to one of our investments in other income, net in our condensed consolidated statements of operations and other comprehensive income. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences. As of both October 24, 2020 and April 25, 2020, this investment had a carrying value of $51,628. There were no fair value adjustments to such assets during the six months ended October 24, 2020.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of October 24, 2020 and April 25, 2020 was $612,648 and $601,856, respectively, as compared to a carrying value of $588,329 and $587,766 at October 24, 2020 and April 25, 2020, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 24, 2020 and April 25, 2020.
Note 6. Income Taxes
The effective income tax rate for the three months ended October 24, 2020 was 23.7%. For the three months ended October 26, 2019, income tax expense was $6,426 on a loss before taxes of $26,923. The effective income tax rate for the six months ended October 24, 2020 was 24.8%. For the six months ended October 26, 2019, income tax expense was $16,520 on income before taxes of $12,978, for an effective income tax rate of 127.3%. Income tax expense for the three and six months ended October 26, 2019 was adversely impacted by the Fiscal 2020 U.S. Attorney's Office Legal Reserve, as these costs and expenses were not fully deductible.
Note 7. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three months ended October 24, 2020 and October 26, 2019, net loss attributable to the noncontrolling interest was $234 and $220, respectively. During the six months ended October 24, 2020 and October 26, 2019, net loss attributable to the noncontrolling interest was $439 and $455, respectively, resulting in noncontrolling interests of $1,888 on the condensed consolidated balance sheets at October 24, 2020.
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
The following tables present information about our reportable segments:

	Three Months Ended		Six Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Consolidated net sales
United States	$1,279,106	$1,183,047	$2,313,978	$2,273,762
United Kingdom	179,695	153,404	329,087	302,818
Canada	94,367	82,293	155,940	170,815
Total	$1,553,168	$1,418,744	$2,799,005	$2,747,395
Dental net sales
United States	$570,769	$513,141	$968,229	$957,783
Canada	60,979	51,462	93,814	107,956
Total	$631,748	$564,603	$1,062,043	$1,065,739
Animal Health net sales
United States	$701,094	$663,953	$1,335,117	$1,300,050
United Kingdom	179,695	153,404	329,087	302,818
Canada	33,388	30,831	62,126	62,859
Total	$914,177	$848,188	$1,726,330	$1,665,727
Corporate net sales
United States	$7,243	$5,953	$10,632	$15,929
Total	$7,243	$5,953	$10,632	$15,929

	Three Months Ended		Six Months Ended
	October 24, 2020	October 26, 2019[1]	October 24, 2020	October 26, 2019[1]
Consolidated net sales
Consumable	$1,241,586	$1,127,481	$2,286,567	$2,222,665
Equipment and software	220,181	205,790	349,558	348,323
Value-added services and other	91,401	85,473	162,880	176,407
Total	$1,553,168	$1,418,744	$2,799,005	$2,747,395
Dental net sales
Consumable	$357,849	$304,565	$614,452	$608,039
Equipment and software	198,135	188,192	311,098	313,876
Value-added services and other	75,764	71,846	136,493	143,824
Total	$631,748	$564,603	$1,062,043	$1,065,739
Animal Health net sales
Consumable	$883,737	$822,916	$1,672,115	$1,614,626
Equipment and software	22,046	17,598	38,460	34,447
Value-added services and other	8,394	7,674	15,755	16,654
Total	$914,177	$848,188	$1,726,330	$1,665,727
Corporate net sales
Value-added services and other	$7,243	$5,953	$10,632	$15,929
Total	$7,243	$5,953	$10,632	$15,929
1 Certain sales were reclassified between categories to conform to the current period presentation.

	Three Months Ended		Six Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Operating income (loss)
Dental	$72,957	$52,632	$110,726	$86,636
Animal Health	17,591	18,174	34,990	37,798
Corporate	(16,842)	(88,952)	(34,138)	(125,906)
Consolidated operating income (loss)	$73,706	$(18,146)	$111,578	$(1,472)

	October 24, 2020	April 25, 2020
Total assets
Dental	$790,788	$704,216
Animal Health	1,445,853	1,485,284
Corporate	552,383	525,850
Total assets	$2,789,024	$2,715,350

Note 9. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of October 24, 2020:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 25, 2020	$(5,538)	$(91,501)	$(97,039)
Other comprehensive loss before reclassifications	—	15,916	15,916
Amounts reclassified from AOCL	521	—	521
AOCL at October 24, 2020	$(5,017)	$(75,585)	$(80,602)
The amounts reclassified from AOCL during the six months ended October 24, 2020 include gains and losses on cash flow hedges, net of taxes of $161. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $682 for the six months ended October 24, 2020.
Note 10. Legal Proceedings
From time to time, we become involved in lawsuits, administrative proceedings, government subpoenas, and government investigations (which may, in some cases, involve our entering into settlement agreements or consent decrees), relating to antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, securities, and other matters, including matters arising out of the ordinary course of business. The results of any such proceedings cannot be predicted with certainty because such matters are inherently uncertain. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. We also may be subject to fines or penalties, and equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses).
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
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act. Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs. On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs. On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the U.S. Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommends the dismissal of all claims against individual defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On September 10, 2019, the District Court adopted the Magistrate Judge’s report and recommendation. On September 28, 2020, the District Court granted plaintiffs’ motion to certify the class, appoint class representatives and appoint class counsel. On October 12, 2020, Patterson and the remaining individual defendant, Mr. Anderson, filed a Rule 23(f) petition for interlocutory appeal of the class certification order with the Eighth Circuit Court of Appeals in which the defendants sought clarification of the standard for rebutting the Basic presumption of class-wide reliance in securities class actions. On October 13, 2020, Patterson and Mr. Anderson filed a motion to stay the underlying proceeding with the District Court pending the possibility of interlocutory appeal. On November 9, 2020, the District Court denied defendants’ motion to stay and on November 12, 2020, the Eighth Circuit Court of Appeals denied defendants’ Rule 23(f) petition. While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received, and responded to, requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action complaint and certain antitrust litigation.
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
On October 27, 2020, Patterson’s Board received a written demand from Matthew Davis to undertake an independent investigation and take action to remedy alleged breaches of fiduciary duties by the following current and former directors and officers of Patterson: John Buck, Scott Anderson, Stephen Armstrong, Ann Gugino, Mark Walchirk, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak, Harold Slavkin and Tim Rogan. The demand arises from the allegations that Patterson (a) conspired with Henry Schein and Benco over a multi-year period to boycott GPOs and fix dental supply prices; and (b) issued a series of materially false and misleading statements in connection with such scheme. The demand seeks the institution of an action for breach of fiduciary duty and appropriate remedial measures, including obtaining damages from all persons unjustly enriched. Effective November 20, 2020, Patterson’s Board adopted a resolution expanding the scope of the previously constituted special litigation committee to include this matter. Pursuant to the resolution, the special litigation committee has complete power and authority to investigate the demand, analyze the legal rights or remedies of Patterson, determine whether those rights or remedies should be pursued, and respond to Mr. Davis on behalf of Patterson.

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
OVERVIEW
Our financial information for the first six months of fiscal 2021 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2021 and 2020 represents the 13 weeks ended October 24, 2020 and the 13 weeks ended October 26, 2019, respectively. The six months ended October 24, 2020 and October 26, 2019 each included 26 weeks. Fiscal 2021 will include 52 weeks and fiscal 2020 included 52 weeks.

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
FACTORS AFFECTING OUR RESULTS
COVID-19. The COVID-19 pandemic, including closures and other steps taken by governmental authorities in response to the virus, has had a significant impact on our businesses. As part of our broad-based effort to respond to the COVID-19 pandemic, we implemented cost reduction measures, including temporary salary reductions, furloughs and reduced work hours across our workforce during the period from May 1, 2020 through July 31, 2020. Within our Dental segment, the effect became less significant during the quarter ended July 25, 2020, as dental offices began opening for elective procedures. In addition, we did record increased sales of infection control products during the three and six months ended October 24, 2020 within the Dental segment. The disruptions we experienced in our production animal business as a result of the pandemic became less significant during the three months ended October 24, 2020.

Gain on Investment. We recorded a pre-tax gain of $34.3 million related to one of our investments ("Gain on Investment") during the first quarter of fiscal 2020. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences.

Fiscal 2020 U.S. Attorney's Office Legal Reserve. We incurred costs and expenses of $58.3 million ("Fiscal 2020 U.S. Attorney's Office Legal Reserve") during the second quarter of fiscal 2020 related to the then-probable settlement of litigation with the U.S. Attorney's Office for the Western District of Virginia, which were recorded within operating expenses in the condensed consolidated statements of operations and other comprehensive income in our Corporate segment.

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
RESULTS OF OPERATIONS
QUARTER ENDED OCTOBER 24, 2020 COMPARED TO QUARTER ENDED OCTOBER 26, 2019
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	October 24, 2020	October 26, 2019
Net sales	100.0%	100.0%
Cost of sales	79.4	78.7
Gross profit	20.6	21.3
Operating expenses	15.9	22.6
Operating income (loss)	4.7	(1.3)
Other income (expense)	(0.2)	(0.6)
Income (loss) before taxes	4.5	(1.9)
Income tax expense	1.0	0.5
Net income (loss)	3.5	(2.4)
Net loss attributable to noncontrolling interests	—	—
Net income (loss) attributable to Patterson Companies, Inc.	3.5%	(2.4)%
Net Sales. Consolidated net sales for the three months ended October 24, 2020 were $1,553.2 million, an increase of 9.5% from $1,418.7 million for the three months ended October 26, 2019. Foreign exchange rate changes had a favorable impact of 0.5% on current quarter sales.
Dental segment sales for the three months ended October 24, 2020 were $631.7 million, an increase of 11.9% from $564.6 million for the three months ended October 26, 2019. Foreign exchange rate changes had an unfavorable impact of 0.2% on current quarter sales. Current quarter sales of consumables increased 17.5%, sales of dental equipment and software increased 5.3%, and sales of value-added services and other increased 5.5%. We recorded increased sales of infection control products during the three months ended October 24, 2020 within consumable sales.
Animal Health segment sales for the three months ended October 24, 2020 were $914.2 million, an increase of 7.8% from $848.2 million for the three months ended October 26, 2019. Foreign exchange rate changes had a favorable impact of 0.9% on current quarter sales. Sales were higher during the three months ended October 24, 2020, driven primarily by increased sales in our companion animal business.

Gross Profit. The consolidated gross profit margin rate for the three months ended October 24, 2020 decreased 90 basis points to 20.6%, driven by lower gross profit margins in each of our segments. The decline in our Animal Health segment gross profit rate was driven by lower transactional margins and lower rebate achievement as compared to the quarter ended October 26, 2019, and the decline in our Dental segment gross profit rate was driven by increased freight and delivery costs related to COVID-19.

Operating Expenses. Consolidated operating expenses for the three months ended October 24, 2020 were $246.7 million, a 22.8% decrease from the prior year quarter of $319.6 million. We incurred lower operating expenses during the three months ended October 24, 2020 primarily as a result of lower legal fees and settlements and travel expenses. The consolidated operating expense ratio of 15.9% decreased 670 basis points from the prior year quarter, which was also driven primarily by these same factors.
Operating Income (Loss). For the three months ended October 24, 2020, operating income was $73.7 million, or 4.7% of net sales, as compared to an operating loss of $18.1 million, or 1.3% of net sales for the three months ended October 26, 2019. The increase in operating income was primarily due to higher net sales and lower operating expenses during the three months ended October 24, 2020.
Dental segment operating income was $73.0 million for the three months ended October 24, 2020, an increase of $20.3 million from the prior year quarter. The increase was driven by higher net sales during the three months ended October 24, 2020.
Animal Health segment operating income was $17.6 million for the three months ended October 24, 2020, a decrease of $0.6 million from the prior year quarter. The decrease was primarily driven by lower gross margins.

Corporate segment operating loss was $16.8 million and $89.0 million for the three months ended October 24, 2020 and October 26, 2019, respectively. The change was primarily driven by lower legal fees and settlements during the three months ended October 24, 2020.
Other Income (Expense). Net other expense for the three months ended October 24, 2020 was $3.2 million, compared to $8.8 million for the three months ended October 26, 2019. The improvement was primarily due to lower interest expense during the three months ended October 24, 2020. In addition, we recorded a gain on our interest rate swaps during the three months ended October 24, 2020, as opposed to a loss during the three months ended October 26, 2019.
Income Tax Expense. The effective income tax rate for the three months ended October 24, 2020 was 23.7%. For the three months ended October 26, 2019, income tax expense was $6,426 on a loss before taxes of $26,923. Income tax expense for the three months ended October 26, 2019 was adversely impacted by the Fiscal 2020 U.S. Attorney's Office Legal Reserve, as these costs and expenses were not fully deductible.
Net Income (Loss) Attributable to Patterson Companies Inc. and Earnings (Loss) Per Share. Net income attributable to Patterson Companies Inc. for the three months ended October 24, 2020 was $54.1 million, compared to a net loss attributable to Patterson Companies Inc. of $33.1 million for the three months ended October 26, 2019. Earnings (loss) per diluted share were $0.56 in the current quarter compared to $(0.35) in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 96.4 million, compared to 94.1 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
SIX MONTHS ENDED OCTOBER 24, 2020 COMPARED TO SIX MONTHS ENDED OCTOBER 26, 2019
The following table summarizes our results as a percent of net sales:

	Six Months Ended
	October 24, 2020	October 26, 2019
Net sales	100.0%	100.0%
Cost of sales	79.5	78.5
Gross profit	20.5	21.5
Operating expenses	16.5	21.6
Operating income (loss)	4.0	(0.1)
Other income (expense)	(0.3)	0.6
Income (loss) before taxes	3.7	0.5
Income tax expense	0.9	0.6
Net income (loss)	2.8	(0.1)
Net loss attributable to noncontrolling interests	—	—
Net income (loss) attributable to Patterson Companies, Inc.	2.8%	(0.1)%
Net Sales. Consolidated net sales for the six months ended October 24, 2020 were $2,799.0 million, a 1.9% increase from $2,747.4 million for the six months ended October 26, 2019. Foreign exchange rate changes had a favorable impact of 0.1% on current period sales.
Dental segment sales for the six months ended October 24, 2020 were $1,062.0 million, a 0.3% decrease from $1,065.7 million for the six months ended October 26, 2019. Foreign exchange rate changes had an unfavorable impact of 0.1% on current period sales. Current period sales of consumables increased 1.1%, sales of dental equipment and software decreased 0.9% to $311.1 million, and sales of value-added services and other decreased 5.1% for the six months ended October 24, 2020. While Dental segment sales were negatively affected by the COVID-19 pandemic during the six months ended October 24, 2020, we did record increased sales of infection control products during the six months ended October 24, 2020 within consumable sales.

Animal Health segment sales for the six months ended October 24, 2020 were $1,726.3 million, a 3.6% increase from $1,665.7 million for the six months ended October 26, 2019. Foreign exchange rate changes had a favorable impact of 0.2% on current period sales.
Gross Profit. The consolidated gross profit margin rate for the six months ended October 24, 2020 decreased 100 basis points from the prior year period to 20.5%, driven by lower gross profit margins in each of our segments. The decline in our Animal Health segment gross profit rate was driven by lower transactional margins and lower rebate achievement as compared to the six months ended October 26, 2019, and the decline in our Dental segment gross profit rate was driven by increased freight and delivery costs related to COVID-19.
Operating Expenses. Consolidated operating expenses for the six months ended October 24, 2020 were $462.6 million, a 22.0% decrease from the prior year period of $593.0 million. We incurred lower operating expenses during the six months ended October 24, 2020 primarily as a result of lower legal fees and settlements, personnel costs and travel expenses. Lower personnel costs were driven by our implementation of temporary salary reductions, furloughs and reduced work hours across our workforce during the period from May 1, 2020 through July 31, 2020. The consolidated operating expense ratio of 16.5% decreased 510 basis points from the prior year period, which was also driven by these same factors.
Operating Income (Loss). For the six months ended October 24, 2020, operating income was $111.6 million, or 4.0% of net sales, as compared to an operating loss of $1.5 million, or 0.1% of net sales for the six months ended October 26, 2019. The increase in operating income was primarily due to lower legal reserve expenses and lower personnel costs incurred in the six months ended October 26, 2020, partially offset by lower gross margins.
Dental segment operating income was $110.7 million for the six months ended October 24, 2020, an increase of $24.1 million from the prior year period. The increase was primarily driven by lower personnel costs during the six months ended October 24, 2020, partially offset by lower gross margins.
Animal Health segment operating income was $35.0 million for the six months ended October 24, 2020, a decrease of $2.8 million from the prior year period. The decrease was primarily driven by lower gross margins, partially offset by lower operating expenses.
Corporate segment operating loss was $34.1 million and $125.9 million for the six months ended October 24, 2020 and October 26, 2019, respectively. The change was driven primarily by lower legal fees and settlements during the six months ended October 24, 2020.
Other Income (Expense). Net other expense for the six months ended October 24, 2020 was $7.8 million, compared to net other income of $14.5 million for the six months ended October 26, 2019. The difference in other income (expense) was primarily driven by the Gain on Investment recorded during the six months ended six months ended October 26, 2019, partially offset by a lower loss on interest rate swap agreements during the six months ended October 24, 2020, as well as lower interest expense during the six months ended October 24, 2020.
Income Tax Expense. The effective income tax rate for the six months ended October 24, 2020 was 24.8%. For the six months ended October 26, 2019, income tax expense was $16,520 on income before taxes of $12,978, for an effective income tax rate of 127.3%. Income tax expense for the six months ended October 26, 2019 was adversely impacted by the Fiscal 2020 U.S. Attorney's Office Legal Reserve, as these costs and expenses were not fully deductible.
Net Income (Loss) Attributable to Patterson Companies Inc. and Earnings (Loss) Per Share. Net income attributable to Patterson Companies Inc. for the six months ended October 24, 2020 was $78.5 million, compared to a net loss attributable to Patterson Companies Inc. of $3.1 million for the six months ended October 26, 2019. Earnings (loss) per diluted share were $0.82 in the current period compared to $(0.03) in the prior year period. Weighted average diluted shares outstanding in the current period were 96.1 million, compared to 93.9 million in the prior year period. The current period and prior year period cash dividend declared was $0.52 per common share.
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
Net cash used in operating activities was $423.0 million and $14.7 million for the six months ended October 24, 2020 and October 26, 2019, respectively. Net cash used in operating activities for the six months ended October 24, 2020 was primarily due to the impact of our Receivables Securitization Program, a decrease in accounts payable and an increase in accounts receivable, partially offset by a reduction in inventory.
Net cash provided by investing activities was $394.9 million and $189.5 million for the six months ended October 24, 2020 and October 26, 2019, respectively. Collections of DPP receivables were $408.9 million and $212.3 million for the six months ended October 24, 2020 and October 26, 2019, respectively. Capital expenditures were $14.4 million and $22.9 million during the six months ended October 24, 2020 and October 26, 2019, respectively. We expect to use a total of approximately $50.0 million for capital expenditures in fiscal 2021.
Net cash provided by financing activities for the six months ended October 24, 2020 was $86.6 million, driven primarily by $111.0 million attributed to draws on our revolving line of credit. We paid dividends of $25.0 million during the six months ended October 24, 2020. During the six months ended October 24, 2020, we declared cash dividends totaling $0.52 per common share. For the six months ended October 26, 2019, net cash used in financing activities was $141.7 million. Uses of cash consisted primarily of $50.5 million for dividend payments and $87.1 million for payments on long-term debt.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750.0 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500.0 million. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities were initially set to mature no later than January 2022. During the quarter ended October 26, 2019, we repaid the remaining $81.6 million outstanding under the unsecured term loan. As of October 24, 2020, $111.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 1.60%. As of April 25, 2020, no amount was outstanding under the revolving line of credit.
In December 2019, we entered into a senior unsecured term loan facility agreement (the “Term Facility Agreement”), consisting of a $300.0 million term loan. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread is based on our leverage ratio, as defined in the Term Facility Agreement. The proceeds were used to repay certain existing indebtedness, pay fees and expenses incurred in connection with the Term Facility Agreement, and finance our ongoing working capital and other general corporate purposes. The Term Facility will mature no later than December 2022. As of October 24, 2020, $300.0 million was outstanding under the Term Facility at an interest rate of 1.65%. As of April 25, 2020, $300.0 million was outstanding under the Term Facility at an interest rate of 1.87%.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 24, 2020. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 24, 2020.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 24, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
Except as noted below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of Patterson’s Annual Report on Form 10-K for the fiscal year ended April 25, 2020:
The COVID-19 pandemic and measures taken in response thereto have and may continue to have adverse effects on our results of operations and our financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.
Global health concerns relating to the COVID-19 pandemic have had, and may continue to have, an impact on the macroeconomic environment, and the pandemic has significantly increased unemployment and economic uncertainty. There continues to be uncertainty around its duration, ultimate impact, and the timing and availability of effective treatments or vaccines. Authorities initially implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns, and have continued to implement such measures as new waves of infection have developed. These measures have, and may continue to have, negative impacts on consumer spending and business spending habits, and they also adversely impacted and may further impact our financial results and the financial results of our customers, suppliers and business partners.
In particular, in March 2020, based upon the recommendations of the American Dental Association, the American Veterinary Medical Association and such organizations’ state-level counterparts, various dental and veterinary offices announced that they were performing only emergency or limited procedures, and rescheduled wellness exams and other elective procedures. In addition, many states and countries imposed restrictions on business operations to protect public health. Although measures have been lifted in some areas that we serve, sometimes subject to social distancing and capacity restrictions, patient volumes remain lower than pre-pandemic levels. Future closures may, and are likely to, be mandated or recommended by health authorities in some states, cities, or counties depending on the progress of the pandemic. In addition, even if dental and veterinary offices are open for business in their area, some consumers may continue to delay elective visits, especially as markets in which we operate experience new waves of infection. In addition, the pandemic has had, and may continue to have, negative impacts on consumer spending and business spending habits due to increased unemployment and economic uncertainty, all of which may become heightened concerns upon new waves of infection or future developments.
Other actual and potential impacts on us from the COVID-19 pandemic include, but are not limited to:
•Interruptions in the operations of industries in which our products are used, including production animal processing. We have experienced, and may continue to experience, significant disruption and economic impact from closures of dental and veterinary offices, as discussed above. In addition, the interruption in meatpacking operations that occurred due to the pandemic factored into the full goodwill impairment of the animal health business in fiscal 2020.
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
•Actual and potential delays in customer payments, defaults on our customer credit arrangements; or other failures by third parties such as suppliers, manufacturers, and distributors to meet their obligations to our company due to their economic circumstances. We have experienced, and may continue to experience, delayed or deferred payments from customers as they, in turn, have been affected by the pandemic. This impacts our cash flow. There is no assurance when, or if, our customers will be able to resume pre-pandemic payment processes or we will be able to collect all deferred payments.
•Risks of remote work. Most of our corporate employees shifted abruptly to working remotely under stay-at-home orders imposed in March 2020. While such orders are beginning to lift, often subject to social distancing and capacity restrictions, some have been re-imposed and there is no assurance that others will not be re-imposed or recommended in the future depending on the progression of the pandemic, and many of our employees have continued to work remotely. Remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to efficiently operate our business. In addition, our rapid transition to remote work arrangements for corporate employees could expose us to continuing cybersecurity risk.
•Adapting business practices. The spread of COVID-19 has caused us to modify our business practices, particularly with respect to our liquidity position and near-term cost structure (including through incremental borrowings on our revolving credit facility to increase cash, reduction of non-critical capital expenditures, temporary executive, board, and other senior-level employee compensation reductions, employee furloughs, discretionary spending deferrals and the deferral of payroll taxes under the CARES Act).
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
The full extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and continued spread of the outbreak within the U.S., Canada and the U.K., its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our dental and animal health businesses, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 13, 2018, the Board of Directors authorized a $500 million share repurchase program through March 13, 2021. No shares were repurchased under the stock repurchase plan during the second quarter of fiscal 2021.

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

10.1
Third Amended and Restated Receivables Purchase Agreement, dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Nineteenth Amendment dated, October 19, 2020 (filed herewith).

10.2
Receivables Purchase Agreement, dated as of July 24, 2018, by and among Patterson Dental Supply, Inc., as servicer, PDC Funding Company III, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Sixth Amendment, dated September 30, 2020 (filed herewith).

10.3
Receivables Purchase Agreement, dated as of January 15, 2020, by and among Patterson Veterinary Supply, Inc., as servicer, PDC Funding Company IV, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Third Amendment, dated September 30, 2020 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended October 24, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended October 24, 2020 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: December 2, 2020	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)