Form 10-Q
period 2021-01-23
PATTERSON COMPANIES, INC.
filed 2021-03-03
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 23, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 25, 2021, there were 96,635,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 23, 2021	April 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$155,961	$77,944
Receivables, net of allowance for doubtful accounts of $6,901 and $5,123	456,138	416,523
Inventory	838,012	812,194
Prepaid expenses and other current assets	273,119	236,104
Total current assets	1,723,230	1,542,765
Property and equipment, net	224,310	303,725
Operating lease right-of-use assets, net	80,157	79,021
Long-term receivables, net	199,421	214,915
Goodwill, net	139,714	138,724
Identifiable intangibles, net	288,442	313,505
Other non-current assets	195,691	122,695
Total assets	$2,850,965	$2,715,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$677,054	$862,093
Accrued payroll expense	117,013	68,385
Other accrued liabilities	165,625	113,714
Operating lease liabilities	32,452	30,706
Current maturities of long-term debt	100,750	—
Borrowings on revolving credit	108,000	—
Total current liabilities	1,200,894	1,074,898
Long-term debt	487,850	587,766
Non-current operating lease liabilities	51,648	49,854
Other non-current liabilities	175,968	166,388
Total liabilities	1,916,360	1,878,906
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 96,621 and 95,947 shares issued and outstanding	966	959
Additional paid-in capital	164,317	146,606
Accumulated other comprehensive loss	(68,551)	(97,039)
Retained earnings	852,238	799,652
Unearned ESOP shares	(16,061)	(16,061)
Total Patterson Companies, Inc. stockholders' equity	932,909	834,117
Noncontrolling interests	1,696	2,327
Total stockholders’ equity	934,605	836,444
Total liabilities and stockholders’ equity	$2,850,965	$2,715,350
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Net sales	$1,551,268	$1,456,155	$4,350,273	$4,203,550
Cost of sales	1,226,727	1,144,325	3,451,548	3,300,172
Gross profit	324,541	311,830	898,725	903,378
Operating expenses	262,860	268,014	725,466	861,034
Operating income	61,681	43,816	173,259	42,344
Other income (expense):
Other income, net	4,323	2,307	9,580	34,493
Interest expense	(5,532)	(16,584)	(18,604)	(34,320)
Income before taxes	60,472	29,539	164,235	42,517
Income tax expense	11,905	6,567	37,640	23,087
Net income	48,567	22,972	126,595	19,430
Net loss attributable to noncontrolling interests	(192)	(255)	(631)	(710)
Net income attributable to Patterson Companies, Inc.	$48,759	$23,227	$127,226	$20,140
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.51	$0.25	$1.33	$0.21
Diluted	$0.50	$0.24	$1.32	$0.21
Weighted average shares:
Basic	95,734	94,267	95,472	94,052
Diluted	96,953	95,021	96,379	94,828
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Comprehensive income:
Net income	$48,567	$22,972	$126,595	$19,430
Foreign currency translation gain	11,790	2,619	27,706	5,434
Cash flow hedges, net of tax	261	6,627	782	7,735
Comprehensive income	$60,618	$32,218	$155,083	$32,599
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
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 25, 2020	95,947	$959	$146,606	$(97,039)	$799,652	$(16,061)	$2,327	$836,444
Foreign currency translation	—	—	—	12,589	—	—	—	12,589
Cash flow hedges	—	—	—	260	—	—	—	260
Net income (loss)	—	—	—	—	24,407	—	(205)	24,202
Dividends declared	—	—	—	—	(24,472)	—	—	(24,472)
Common stock issued and related tax benefits	309	4	(899)	—	—	—	—	(895)
Stock based compensation	—	—	6,610	—	—	—	—	6,610
Balance at July 25, 2020	96,256	963	152,317	(84,190)	799,587	(16,061)	2,122	854,738
Foreign currency translation	—	—	—	3,327	—	—	—	3,327
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	54,060	—	(234)	53,826
Dividends declared	—	—	—	—	(24,903)	—	—	(24,903)
Common stock issued and related tax benefits	240	2	1,209	—	—	—	—	1,211
Stock based compensation	—	—	4,267	—	—	—	—	4,267
Balance at October 24, 2020	96,496	965	157,793	(80,602)	828,744	(16,061)	1,888	892,727
Foreign currency translation	—	—	—	11,790	—	—	—	11,790
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	48,759	—	(192)	48,567
Dividends declared	—	—	—	—	(25,265)	—	—	(25,265)
Common stock issued and related tax benefits	125	1	1,505	—	—	—	—	1,506
Stock based compensation	—	—	5,019	—	—	—	—	5,019
Balance at January 23, 2021	96,621	$966	$164,317	$(68,551)	$852,238	$(16,061)	$1,696	$934,605
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 23, 2021	January 25, 2020
Operating activities:
Net income	$126,595	$19,430
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	30,452	33,995
Amortization	27,903	27,897
Investment gain	—	(34,334)
Non-cash employee compensation	25,161	28,661
Accelerated amortization of costs on early repayment of debt	—	8,984
Non-cash losses (gains) and other, net	6,791	—
Change in assets and liabilities:
Receivables	(685,345)	(380,340)
Inventory	(12,506)	(104,494)
Accounts payable	(199,558)	151,464
Accrued liabilities	67,503	108,107
Long term receivables	(3,103)	(6,169)
Other changes from operating activities, net	11,223	(22,157)
Net cash used in operating activities	(604,884)	(168,956)
Investing activities:
Additions to property and equipment	(21,101)	(32,872)
Collection of deferred purchase price receivables	634,499	359,329
Other investing activities	2,493	—
Net cash provided by investing activities	615,891	326,457
Financing activities:
Dividends paid	(50,077)	(75,522)
Proceeds from issuance of long-term debt	—	300,000
Debt issuance costs	—	(3,300)
Payments on long-term debt	—	(460,840)
Draw on revolving credit	108,000	95,000
Other financing activities	2,139	(3,319)
Net cash provided by (used in) financing activities	60,062	(147,981)
Effect of exchange rate changes on cash	6,948	1,003
Net change in cash and cash equivalents	78,017	10,523
Cash and cash equivalents at beginning of period	77,944	95,646
Cash and cash equivalents at end of period	$155,961	$106,169

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$659,669	$518,271
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of January 23, 2021, and our results of operations and cash flows for the periods ended January 23, 2021 and January 25, 2020. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended January 23, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 24, 2021. These financial statements should be read in conjunction with the financial statements included in our 2020 Annual Report on Form 10-K filed on June 24, 2020.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2021 and 2020 represents the 13 weeks ended January 23, 2021 and the 13 weeks ended January 25, 2020, respectively. The nine months ended January 23, 2021 and January 25, 2020 each included 39 weeks. Fiscal 2021 will include 52 weeks and fiscal 2020 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Gain on investment	$—	$—	$—	$34,334
Gain (loss) on interest rate swap agreements	145	(485)	(635)	(6,048)
Investment income and other	4,178	2,792	10,215	6,207
Other income, net	$4,323	$2,307	$9,580	$34,493
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $80 and $2,040 for the three months ended January 23, 2021 and January 25, 2020, respectively. The income tax expense related to cash flow hedges was $241 and $2,382 for the nine months ended January 23, 2021 and January 25, 2020, respectively.

Earnings Per Share ("EPS")
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Denominator for basic EPS – weighted average shares	95,734	94,267	95,472	94,052
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	1,219	754	907	776
Denominator for diluted EPS – weighted average shares	96,953	95,021	96,379	94,828

Potentially dilutive securities representing 638 and 1,207 shares for the three and nine months ended January 23, 2021, respectively, and 2,790 and 2,921 shares for the three and nine months ended January 25, 2020, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of January 23, 2021 and April 25, 2020 were $0 and $1,586, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At January 23, 2021 and April 25, 2020, contract liabilities of $19,352 and $21,205 were reported in other accrued liabilities, respectively. During the nine months ended January 23, 2021, we recognized $17,388 of the amount previously deferred at April 25, 2020.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of January 23, 2021, of which $200,000 was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of January 23, 2021 and April 25, 2020, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $363,207 and $305,020, respectively. Sales of trade receivables under this facility were $2,307,655 and $1,461,980, and cash collections from customers on receivables sold were $2,251,129 and $1,466,705 during the nine months ended January 23, 2021 and January 25, 2020, respectively.

The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the condensed consolidated statements of operations and other comprehensive income, we recorded a gain of $926 and a loss of $1,468 during the three months ended January 23, 2021 and January 25, 2020, respectively, and a loss of $2,075 and $5,013 during the nine months ended January 23, 2021 and January 25, 2020, respectively, related to the Receivables.

The following rollforward summarizes the activity related to the DPP receivable:

	Nine Months Ended
	January 23, 2021	January 25, 2020
Beginning DPP receivable balance	$117,327	$57,238
Non-cash additions to DPP receivable	572,683	422,941
Cash collections on DPP receivable	(526,369)	(320,770)
Ending DPP receivable balance	$163,641	$159,409

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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at January 23, 2021 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at January 23, 2021 was $100,000.
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
During the nine months ended January 23, 2021 and January 25, 2020, we sold $245,552 and $244,827 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $1,484 and a gain of $11,272 during the three months ended January 23, 2021 and January 25, 2020, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $212 and a gain of $22,168 during the nine months ended January 23, 2021 and January 25, 2020, respectively, related to these contracts sold. Cash collections on financed receivables sold were $291,074 and $276,092 during the nine months ended January 23, 2021 and January 25, 2020, respectively.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $40,475 and $21,830 as of January 23, 2021 and April 25, 2020, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated     balance sheets are $82,920 and $21,391 as of January 23, 2021 and April 25, 2020, respectively, of finance contracts we have not yet sold. A total of $623,264 of finance contracts receivable sold under the arrangements was outstanding at January 23, 2021. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Nine Months Ended
	January 23, 2021	January 25, 2020
Beginning DPP receivable balance	$228,019	$121,657
Non-cash additions to DPP receivable	86,986	95,330
Cash collections on DPP receivable	(108,130)	(38,559)
Ending DPP receivable balance	$206,875	$178,428
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at January 23, 2021.
Note 4. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 23, 2021, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2028. We sold an identical interest rate cap to the same bank. As of January 23, 2021, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of November 2027. We sold an identical interest rate cap to the same bank.
These interest rate cap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change in fair value as income or expense during the period in which the change occurs.
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

We utilize forward interest rate swap agreements to hedge against interest rate fluctuations that impact the amount of net sales we record related to our customer financing contracts. These interest rate swap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change in fair value as income or expense during the period in which the change occurs.

As of April 25, 2020, the remaining notional amount for interest rate swap agreements was $634,029, with the latest maturity date in fiscal 2027. During the nine months ended January 23, 2021, we entered into forward interest rate swap agreements with a notional amount of $200,935. As of January 23, 2021, the remaining notional amount for interest rate swap agreements was $647,370, with the latest maturity date in fiscal 2028.

Net cash payments of $6,917 and $1,375 were made during the nine months ended January 23, 2021 and January 25, 2020, respectively, to settle a portion of our liabilities related to interest rate swap agreements. These payments are reflected as cash outflows in the condensed consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	January 23, 2021	April 25, 2020
Assets:
Interest rate contracts	Other non-current assets	$578	$204
Liabilities:
Interest rate contracts	Other accrued liabilities	4,695	6,789
Interest rate contracts	Other non-current liabilities	9,292	13,060
Total liability derivatives		$13,987	$19,849
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Interest rate contracts	Interest expense	$(341)	$(8,667)	$(1,023)	$(10,117)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Interest rate contracts	Other income, net	$145	$(485)	$(635)	$(6,048)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and nine months ended January 23, 2021 or January 25, 2020.
We recorded no ineffectiveness during the three and nine month periods ended January 23, 2021 and January 25, 2020. As of January 23, 2021, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	January 23, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,778	$2,778	$—	$—
DPP receivable - receivables securitization program	163,641	—	—	163,641
DPP receivable - customer financing	206,875	—	—	206,875
Derivative instruments	578	—	578	—
Total assets	$373,872	$2,778	$578	$370,516
Liabilities:
Derivative instruments	$13,987	$—	$13,987	$—

	April 25, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,391	$3,391	$—	$—
DPP receivable - receivables securitization program	117,327	—	—	117,327
DPP receivable - customer financing	228,019	—	—	228,019
Derivative instruments	204	—	204	—
Total assets	$348,941	$3,391	$204	$345,346
Liabilities:
Derivative instruments	$19,849	$—	$19,849	$—
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
During the nine months ended January 25, 2020, we recorded a pre-tax gain of $34,334 related to one of our investments in other income, net in our condensed consolidated statements of operations and other comprehensive income. This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences. As of both January 23, 2021 and April 25, 2020, this investment had a carrying value of $51,628. There were no fair value adjustments to such assets during the nine months ended January 23, 2021.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of January 23, 2021 and April 25, 2020 was $613,453 and $601,856, respectively, as compared to a carrying value of $588,600 and $587,766 at January 23, 2021 and April 25, 2020, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 23, 2021 and April 25, 2020.
Note 6. Income Taxes
The effective income tax rate for the three months ended January 23, 2021 was 19.7% compared to 22.2% for the three months ended January 25, 2020. The decrease was primarily due to the impact of excess tax benefit deductions. The effective income tax rate for the nine months ended January 23, 2021 was 22.9% compared to 54.3% for the nine months ended January 25, 2020. Income tax expense for the nine months ended January 25, 2020 was adversely impacted by the Fiscal 2020 U.S. Attorney's Office Legal Reserve, as these costs and expenses were not fully deductible.
Note 7. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three months ended January 23, 2021 and January 25, 2020, net loss attributable to the noncontrolling interest was $192 and $255, respectively. During the nine months ended January 23, 2021 and January 25, 2020, net loss attributable to the noncontrolling interest was $631 and $710, respectively, resulting in noncontrolling interests of $1,696 on the condensed consolidated balance sheets at January 23, 2021.
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
The following tables present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Consolidated net sales
United States	$1,272,696	$1,217,291	$3,586,674	$3,491,053
United Kingdom	178,260	152,367	507,347	455,185
Canada	100,312	86,497	256,252	257,312
Total	$1,551,268	$1,456,155	$4,350,273	$4,203,550
Dental net sales
United States	$584,868	$570,639	$1,553,097	$1,528,422
Canada	64,078	55,950	157,892	163,906
Total	$648,946	$626,589	$1,710,989	$1,692,328
Animal Health net sales
United States	$679,853	$634,371	$2,014,970	$1,934,421
United Kingdom	178,260	152,367	507,347	455,185
Canada	36,234	30,547	98,360	93,406
Total	$894,347	$817,285	$2,620,677	$2,483,012
Corporate net sales
United States	$7,975	$12,281	$18,607	$28,210
Total	$7,975	$12,281	$18,607	$28,210

	Three Months Ended		Nine Months Ended
	January 23, 2021	January 25, 2020[1]	January 23, 2021	January 25, 2020[1]
Consolidated net sales
Consumable	$1,199,102	$1,090,891	$3,485,669	$3,313,556
Equipment and software	266,519	273,329	616,077	621,652
Value-added services and other	85,647	91,935	248,527	268,342
Total	$1,551,268	$1,456,155	$4,350,273	$4,203,550
Dental net sales
Consumable	$342,561	$301,599	$957,013	$909,638
Equipment and software	237,096	252,874	548,194	566,750
Value-added services and other	69,289	72,116	205,782	215,940
Total	$648,946	$626,589	$1,710,989	$1,692,328
Animal Health net sales
Consumable	$856,541	$789,292	$2,528,656	$2,403,918
Equipment and software	29,423	20,455	67,883	54,902
Value-added services and other	8,383	7,538	24,138	24,192
Total	$894,347	$817,285	$2,620,677	$2,483,012
Corporate net sales
Value-added services and other	$7,975	$12,281	$18,607	$28,210
Total	$7,975	$12,281	$18,607	$28,210
1 Certain sales were reclassified between categories to conform to the current period presentation.

	Three Months Ended		Nine Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Operating income (loss)
Dental	$61,291	$48,822	$172,017	$135,458
Animal Health	20,615	13,438	55,605	51,236
Corporate	(20,225)	(18,444)	(54,363)	(144,350)
Consolidated operating income	$61,681	$43,816	$173,259	$42,344

	January 23, 2021	April 25, 2020
Total assets
Dental	$865,383	$704,216
Animal Health	1,471,699	1,485,284
Corporate	513,883	525,850
Total assets	$2,850,965	$2,715,350

Note 9. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of January 23, 2021:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 25, 2020	$(5,538)	$(91,501)	$(97,039)
Other comprehensive income before reclassifications	—	27,706	27,706
Amounts reclassified from AOCL	782	—	782
AOCL at January 23, 2021	$(4,756)	$(63,795)	$(68,551)
The amounts reclassified from AOCL during the nine months ended January 23, 2021 include gains and losses on cash flow hedges, net of taxes of $241. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $1,023 for the nine months ended January 23, 2021.
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

Note 11. Subsequent Event
Subsequent to January 23, 2021, we entered into an amendment, restatement and consolidation of the Amended Credit Agreement and the Term Facility Agreement with various lenders, including MUFG Bank, Ltd, as administrative agent. This amended and restated credit agreement (the “Credit Agreement”), dated February 16, 2021, consists of a $700,000 revolving credit facility and a $300,000 term loan facility, and will mature no later than February 2024. We will use the facilities to refinance and consolidate the Amended Credit Agreement and the Term Facility Agreement, pay the fees and expenses incurred therewith, and finance our ongoing working capital and other general corporate purposes.

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
OVERVIEW
Our financial information for the first nine months of fiscal 2021 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2021 and 2020 represents the 13 weeks ended January 23, 2021 and the 13 weeks ended January 25, 2020, respectively. The nine months ended January 23, 2021 and January 25, 2020 each included 39 weeks. Fiscal 2021 will include 52 weeks and fiscal 2020 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
COVID-19. The COVID-19 pandemic, including closures and other steps taken by governmental authorities in response to the virus, has had a significant impact on our businesses. As part of our broad-based effort to respond to the COVID-19 pandemic, we implemented cost reduction measures, including temporary salary reductions, furloughs and reduced work hours across our workforce during the period from May 1, 2020 through July 31, 2020. Within our Dental segment, the effect became less significant during the quarter ended July 25, 2020, as dental offices began opening for elective procedures. In addition, we did record increased sales of infection control products during the three and nine months ended January 23, 2021 within the Dental segment. The disruptions we experienced in our production animal business as a result of the pandemic became less significant after the first quarter of fiscal 2021.

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

Fiscal 2020 U.S. Attorney's Office Legal Reserve. We incurred costs and expenses of $58.3 million ("Fiscal 2020 U.S. Attorney's Office Legal Reserve") during the second quarter of fiscal 2020 related to the then-probable settlement of litigation with the U.S. Attorney's Office for the Western District of Virginia, which were recorded within operating expenses in the condensed consolidated statements of operations and other comprehensive income in our Corporate segment. The settlement amount was fully paid in fiscal 2020.

Fiscal 2020 SourceOne Dental Legal Reserve. We incurred expenses of $17.7 million ("Fiscal 2020 SourceOne Dental Legal Reserve") during the first quarter of fiscal 2020 related to the settlement of litigation with SourceOne Dental, Inc., which were recorded within operating expenses in the condensed consolidated statements of operations and other comprehensive income in our Corporate segment. The settlement amount was fully paid in fiscal 2020.

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
RESULTS OF OPERATIONS
QUARTER ENDED JANUARY 23, 2021 COMPARED TO QUARTER ENDED JANUARY 25, 2020
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	January 23, 2021	January 25, 2020
Net sales	100.0%	100.0%
Cost of sales	79.1	78.6
Gross profit	20.9	21.4
Operating expenses	16.9	18.4
Operating income	4.0	3.0
Other income (expense)	(0.1)	(1.0)
Income before taxes	3.9	2.0
Income tax expense	0.8	0.4
Net income	3.1	1.6
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	3.1%	1.6%
Net Sales. Consolidated net sales for the three months ended January 23, 2021 were $1,551.3 million, an increase of 6.5% from $1,456.2 million for the three months ended January 25, 2020. Foreign exchange rate changes had a favorable impact of 0.3% on current quarter sales.
Dental segment sales for the three months ended January 23, 2021 were $648.9 million, an increase of 3.6% from $626.6 million for the three months ended January 25, 2020. Foreign exchange rate changes had a negligible impact on current quarter sales. Current quarter sales of consumables increased 13.6%, sales of equipment and software decreased 6.2%, and sales of value-added services and other decreased 3.9%. We recorded increased sales of infection control products during the three months ended January 23, 2021 compared to the three months ended January 25, 2020 within consumable sales. Growth in infection control products contributed approximately 80% of the 13.6% growth of consumables in the current quarter.
Animal Health segment sales for the three months ended January 23, 2021 were $894.3 million, an increase of 9.4% from $817.3 million for the three months ended January 25, 2020. Foreign exchange rate changes had a favorable impact of 0.6% on current quarter sales. Sales were higher during the three months ended January 23, 2021, driven primarily by increased sales in our companion animal business, which were 19.1% higher than the three months ended January 25, 2020.

Gross Profit. The consolidated gross profit margin rate for the three months ended January 23, 2021 decreased 50 basis points to 20.9%, driven primarily by unfavorable segment mix. Lower gross profit margins in our Animal Health segment were partially offset by higher gross profit margins in our Dental segment. The decline in our Animal Health segment gross profit rate was driven by lower transactional margins as compared to the quarter ended January 25, 2020.

Operating Expenses. Consolidated operating expenses for the three months ended January 23, 2021 were $262.9 million, a 1.9% decrease from the prior year quarter of $268.0 million. We incurred lower operating expenses during the three months ended January 23, 2021 primarily as a result of lower legal and professional services fees and travel expenses, partially offset by higher personnel costs. The consolidated operating expense ratio of 16.9% decreased 150 basis points from the prior year quarter, which was also driven primarily by these same factors.
Operating Income. For the three months ended January 23, 2021, operating income was $61.7 million, or 4.0% of net sales, as compared to $43.8 million, or 3.0% of net sales for the three months ended January 25, 2020. The increase in operating income was primarily due to higher net sales and lower operating expenses during the three months ended January 23, 2021.
Dental segment operating income was $61.3 million for the three months ended January 23, 2021, an increase of $12.5 million from the prior year quarter. The increase was primarily driven by higher net sales, improved gross profit margins and lower operating expenses during the three months ended January 23, 2021.
Animal Health segment operating income was $20.6 million for the three months ended January 23, 2021, an increase of $7.2 million from the prior year quarter. The increase was primarily driven by higher net sales during the three months ended January 23, 2021, partially offset by a lower gross profit margin rate.
Corporate segment operating loss was $20.2 million and $18.4 million for the three months ended January 23, 2021 and January 25, 2020, respectively. The change was primarily driven by lower customer financing net sales and higher personnel costs during the three months ended January 23, 2021, partially offset by lower legal and professional services fees.
Other Income (Expense). Net other expense for the three months ended January 23, 2021 was $1.2 million, compared to $14.3 million for the three months ended January 25, 2020. Net other expense was lower during the current quarter due to lower interest expense, which was driven by the Early Repayment of Debt during the three months ended January 25, 2020.
Income Tax Expense. The effective income tax rate for the three months ended January 23, 2021 was 19.7%, compared to 22.2% for the three months ended January 25, 2020. The decrease was primarily due to the impact of excess tax benefit deductions.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the three months ended January 23, 2021 was $48.8 million, compared to $23.2 million for the three months ended January 25, 2020. Earnings per diluted share were $0.50 in the current quarter compared, to $0.24 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 97.0 million, compared to 95.0 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
NINE MONTHS ENDED JANUARY 23, 2021 COMPARED TO NINE MONTHS ENDED JANUARY 25, 2020
The following table summarizes our results as a percent of net sales:

	Nine Months Ended
	January 23, 2021	January 25, 2020
Net sales	100.0%	100.0%
Cost of sales	79.3	78.5
Gross profit	20.7	21.5
Operating expenses	16.7	20.5
Operating income	4.0	1.0
Other income (expense)	(0.2)	—
Income before taxes	3.8	1.0
Income tax expense	0.9	0.5
Net income	2.9	0.5
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.9%	0.5%
Net Sales. Consolidated net sales for the nine months ended January 23, 2021 were $4,350.3 million, a 3.5% increase from $4,203.6 million for the nine months ended January 25, 2020. Foreign exchange rate changes had a favorable impact of 0.2% on current period sales.
Dental segment sales for the nine months ended January 23, 2021 were $1,711.0 million, a 1.1% increase from $1,692.3 million for the nine months ended January 25, 2020. Foreign exchange rate changes had a negligible impact on current period sales. Current period sales of consumables increased 5.2%, sales of equipment and software decreased 3.3% to $548.2 million, and sales of value-added services and other decreased 4.7% for the nine months ended January 23, 2021. While Dental segment sales were negatively affected by the COVID-19 pandemic during the nine months ended January 23, 2021, we did record increased sales of infection control products during this period compared to the nine months ended January 25, 2020 within consumable sales.
Animal Health segment sales for the nine months ended January 23, 2021 were $2,620.7 million, a 5.5% increase from $2,483.0 million for the nine months ended January 25, 2020. Foreign exchange rate changes had a favorable impact of 0.4% on current period sales. Sales were higher during the nine months ended January 23, 2021, driven by increased sales in our companion animal business.
Gross Profit. The consolidated gross profit margin rate for the nine months ended January 23, 2021 decreased 80 basis points from the prior year period to 20.7%, primarily driven by lower gross profit margins in our Animal Health segment and by an unfavorable mix in sales among our segments. The decline in our Animal Health segment gross profit rate was driven by lower transactional margins as compared to the nine months ended January 25, 2020.
Operating Expenses. Consolidated operating expenses for the nine months ended January 23, 2021 were $725.5 million, a 15.7% decrease from the prior year period of $861.0 million. We incurred lower operating expenses during the nine months ended January 23, 2021 primarily as a result of lower legal fees and settlements, travel expenses and personnel costs. Lower personnel costs were driven by our implementation of temporary salary reductions, furloughs and reduced work hours across our workforce during the period from May 1, 2020 through July 31, 2020. The consolidated operating expense ratio of 16.7% decreased 380 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the nine months ended January 23, 2021, operating income was $173.3 million, or 4.0% of net sales, as compared to $42.3 million, or 1.0% of net sales for the nine months ended January 25, 2020. The increase in operating income was primarily due to lower legal fees and settlements, travel expenses and personnel costs incurred in the nine months ended January 23, 2021.
Dental segment operating income was $172.0 million for the nine months ended January 23, 2021, an increase of $36.6 million from the prior year period. The increase was primarily driven by lower personnel costs and travel expenses, as well as higher net sales, during the nine months ended January 23, 2021.
Animal Health segment operating income was $55.6 million for the nine months ended January 23, 2021, an increase of $4.4 million from the prior year period. The increase was primarily driven by lower operating expenses incurred in the nine months ended January 23, 2021 as well as higher net sales, partially offset by a lower gross profit margin rate.
Corporate segment operating loss was $54.4 million and $144.4 million for the nine months ended January 23, 2021 and January 25, 2020, respectively. The change was driven primarily by lower legal fees and settlements during the nine months ended January 23, 2021, as well as lower customer financing net sales.
Other Income (Expense). Net other expense for the nine months ended January 23, 2021 was $9.0 million, compared to net other income of $0.2 million for the nine months ended January 25, 2020. The difference in other income (expense) was primarily driven by the Gain on Investment recorded during the nine months ended January 25, 2020, partially offset by higher interest expense incurred during the nine months ended January 25, 2020, which was driven by the Early Repayment of Debt during the nine months ended January 25, 2020. In addition, we incurred lower losses on our interest rate swap agreements during the nine months ended January 23, 2021.
Income Tax Expense. The effective income tax rate for the nine months ended January 23, 2021 was 22.9%, compared to 54.3% for the nine months ended January 25, 2020. The prior period rate was adversely impacted by the Fiscal 2020 U.S. Attorney's Office Legal Reserve, as these costs and expenses are not fully deductible.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the nine months ended January 23, 2021 was $127.2 million, compared to $20.1 million for the nine months ended January 25, 2020. Earnings per diluted share were $1.32 in the current period compared to $0.21 in the prior year period. Weighted average diluted shares outstanding in the current period were 96.4 million, compared to 94.8 million in the prior year period. The current period and prior year period cash dividend declared was $0.78 per common share.

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
Net cash used in operating activities was $604.9 million and $169.0 million for the nine months ended January 23, 2021 and January 25, 2020, respectively. Net cash used in operating activities for the nine months ended January 23, 2021 was primarily due to the impact of our Receivables Securitization Program and a decrease in accounts payable, partially offset by an increase in accrued liabilities.
Net cash provided by investing activities was $615.9 million and $326.5 million for the nine months ended January 23, 2021 and January 25, 2020, respectively. Collections of DPP receivables were $634.5 million and $359.3 million for the nine months ended January 23, 2021 and January 25, 2020, respectively. Capital expenditures were $21.1 million and $32.9 million during the nine months ended January 23, 2021 and January 25, 2020, respectively. We expect to use a total of approximately $30.0 million for capital expenditures in fiscal 2021.
Net cash provided by financing activities for the nine months ended January 23, 2021 was $60.1 million, driven primarily by $108.0 million attributed to draws on our revolving line of credit. We paid dividends of $50.1 million during the nine months ended January 23, 2021. During the nine months ended January 23, 2021, we declared cash dividends totaling $0.78 per common share. For the nine months ended January 25, 2020, net cash used in financing activities was $148.0 million. Uses of cash consisted primarily of $460.8 million for payments on long-term debt and $75.5 million for dividend payments. In December 2019, we entered into a $300.0 million senior unsecured term loan facility, as described further below. Cash proceeds also include $95.0 million attributed to draws on our revolving line of credit.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750.0 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500.0 million. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. The term loan and revolving credit facilities were initially set to mature no later than January 2022. During the quarter ended October 26, 2019, we repaid the remaining $81.6 million outstanding under the unsecured term loan. As of January 23, 2021, $108.0 million was outstanding under the Amended Credit Agreement revolving line of credit at an interest rate of 1.23%. As of April 25, 2020, no amount was outstanding under the revolving line of credit.
In December 2019, we entered into a senior unsecured term loan facility agreement (the “Term Facility Agreement”), consisting of a $300.0 million term loan. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread is based on our leverage ratio, as defined in the Term Facility Agreement. The proceeds were used to repay certain existing indebtedness, pay fees and expenses incurred in connection with the Term Facility Agreement, and finance our ongoing working capital and other general corporate purposes. The Term Facility will mature no later than December 2022. As of January 23, 2021, $300.0 million was outstanding under the Term Facility at an interest rate of 1.25%. As of April 25, 2020, $300.0 million was outstanding under the Term Facility at an interest rate of 1.87%.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
SUBSEQUENT EVENT

Subsequent to January 23, 2021, we entered into an amendment, restatement and consolidation of the Amended Credit Agreement and the Term Facility Agreement with various lenders, including MUFG Bank, Ltd, as administrative agent. This amended and restated credit agreement (the “Credit Agreement”), dated February 16, 2021, consists of a $700.0 million revolving credit facility and a $300.0 million term loan facility, and will mature no later than February 2024. We will use the facilities to refinance and consolidate the Amended Credit Agreement and the Term Facility Agreement, pay the fees and expenses incurred therewith, and finance our ongoing working capital and other general corporate purposes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2020 Annual Report on Form 10-K filed June 24, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 23, 2021. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 23, 2021.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 23, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We accrue for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Unless otherwise noted, with respect to the specific legal proceedings and claims described herein, the amount or range or possible losses is not reasonably estimable. Adverse outcomes in some or all of these matters may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
See Note 10 to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our 2020 Annual Report on Form 10-K for the fiscal year ended April 25, 2020, as amended and supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended October 24, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 13, 2018, the Board of Directors authorized a $500 million share repurchase program through March 13, 2021. No shares were repurchased under the stock repurchase plan during the third quarter of fiscal 2021.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500 million. In fiscal 2020, we entered into a senior unsecured term loan facility agreement (the "Term Loan Facility Agreement"), consisting of a $300 million term loan. Subsequent to January 23, 2021, we entered into an amendment, restatement and consolidation of the Amended Credit Agreement and the Term Facility Agreement (the “Credit Agreement”). See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information. The Amended Credit Agreement, the Term Loan Facility Agreement and the Credit Agreement all permit us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Second Amended and Restated Credit Agreement, dated as of February 16, 2021, by and among Patterson Companies, Inc., as borrower, MUFG Bank, Ltd., as administrative agent, and certain lenders party thereto (incorporated by reference to our Current Report on Form 8-K, filed February 16, 2021 (File No. 000-20572)).

10.2
Third Amended and Restated Receivables Purchase Agreement, dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Twentieth Amendment dated, February 5, 2021 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended January 23, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended January 23, 2021 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: March 3, 2021	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)