Form 10-K
period 2021-04-24
PATTERSON COMPANIES, INC.
filed 2021-06-23
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (October 24, 2020) was approximately $2,590,000,000 (For purposes of this calculation all of the registrant’s executive officers and directors are deemed affiliates.)
As of June 16, 2021, there were 96,880,000 shares of Common Stock of the registrant issued and outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 24, 2021 are incorporated by reference into Part III.

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
In our markets of the U.S., Canada, and the UK, restrictive measures have now been lifted or are expected to be lifted soon, sometimes subject to social distancing and capacity restrictions, due to the rapid pace of vaccination and improving local case rates. However, other areas around the world continue to suffer. Concerns remain that our markets could see a resurgence of cases triggering another shutdown, for example due to the emergence of a variant not effected by existing vaccines. In addition, COVID-19 continues to have a material effect on the macroeconomic environment, and there is continued uncertainty around its duration and ultimate impact.
Refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further information on the impacts to our business and results of operations, our dividends, liquidity and debt arrangements, and associated risks and uncertainties.
Business Overview

The following table sets forth consolidated net sales (in millions) by segment.

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Dental	$2,327	$2,102	$2,192
Animal Health	3,560	3,336	3,355
Corporate	25	52	28
Consolidated net sales	$5,912	$5,490	$5,575
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
Dental Supply Market
The dental supply market we serve consists of geographically dispersed and highly fragmented dental practices. Customers range in size from sole practitioners to large group practices, often called Dental Service Organizations ("DSO's"). According to the American Dental Association and the Canadian Dental Association, there are approximately 201,000 dentists practicing in the U.S. and 21,000 dentists practicing in Canada. We believe the average dental practitioner purchases supplies from more than one supplier.
We believe the North American dental supply market continues to experience growth due to an increasing population, an aging population, advances in dentistry, demand for general, preventive and specialty services, increasing demand for new technologies that allow dentists to increase productivity, demand for infection control products, and insurance coverage by dental plans.
We support dental professionals through the many stock keeping units (“SKUs”) that we offer, as well as through important value-added services, including equipment and technology installation and service, practice management software, electronic claims processing, financial services, and continuing education, all designed to help make a dental practice more efficient.
Animal Health Supply Market
The animal health supply market is a mix of production animal supply, which primarily serves food producing animals, consisting of beef and dairy cattle, swine and poultry and other species such as sheep and goats, and companion animal supply, which serves pets, primarily dogs, cats and horses. Similar to the dental supply market, the animal health supply market is highly fragmented and diverse. Our production animal customers include large animal veterinarians, beef producers (cow/calf, stocker and feedlots), dairy producers, poultry producers, swine producers and retail customers. Our companion animal customers are primarily small animal and equine veterinary clinics, including independently owned, corporates and groups. According to the American Veterinary Medical Association, there are more than 70,000 veterinarians in private practice in the U.S. and Canada. Furthermore, there are approximately 20,000 veterinarians in the U.K. practicing in veterinary outlets; however, we believe there has been a shift in the U.K. market toward consolidation of veterinary practices. National Veterinary Services Limited, is the market leader in the U.K. veterinary market, with the highest percentage of buying groups and corporations as customers compared to its competitors, and the highest share position in that country overall.
The global animal health supply market continues to experience growth, and we believe that trend will continue for the foreseeable future. We support our animal health customers through the distribution of biologicals, pharmaceuticals, parasiticides, supplies, including our own private label brands, and equipment. We also supply a full portfolio of technologies, software, services and solutions to all segments and channels of our broad customer base. We actively engage in the development, sale and distribution of inventory, accounting and health management systems to enhance customer operating efficiencies and assist our customers in managing risk. Within the companion animal supply market, we anticipate increasing demand for veterinary services due to the following factors: the increasing number of households with companion animals, increased pet adoption rates and increased expenditures on animal health and preventative care, an aging pet population, advancements in animal health products and diagnostic testing, and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies.

We anticipate the macroeconomic trend of global population growth and corresponding demand for protein will be favorable to the production animal segment in the future. Likewise, the rise in disposable income, especially in developing countries will be a key driver of future growth. However; product sales in the production animal supply market are more likely to be impacted by volatility in the market such as commodity prices, changes in weather patterns, and trends in the general economy. Many factors can influence how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase. Supply and demand dynamics and economic trends can shift the number of animals treated, the timing of when animals are treated, to what extent they are treated and with which products they are treated. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on health and wellness of the animals, safety, and efficiency in livestock production.
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
In the U.S. and Canadian dental supply market, we compete against Henry Schein, Inc., Benco Dental Supply Company, Burkhart Dental Supply and hundreds of distributors that operate on a regional or local level, or online. Also, as noted above, some manufacturers sell directly to end users. With regard to our dental practice management software, we compete against numerous companies, including Carestream Health, Inc. and Henry Schein, Inc.
In the U.S. and Canadian animal health supply market, our primary competitors are AmerisourceBergen/MWI Animal Health and Covetrus, Inc. We also compete against a number of regional and local animal health distributors, some manufacturers that sell direct to end users and several alternative channel market providers that sell through digital platforms to production animal operators, animal health product retailers and veterinarians. Additionally, major U.S. online e-commerce retailers such as Amazon and Chewy.com are becoming licensed as veterinary mail order pharmacies to offer pharmacy products directly to consumers in all 50 U.S. states. In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and Covetrus, Inc. We face significant competition in the animal health supply market in the U.K., where we compete on the basis of price and customer service with several large competitors, including Covetrus, Inc. and AmerisourceBergen. We also compete directly with pharmaceutical companies who sell certain products or services directly to the customer.
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
Competitive Strengths
We have more than 140 years of experience in distributing products resulting in strong awareness of the Patterson brand. Although further information regarding these competitive strengths is set forth below in the discussion of our two strategic business units, our competitive strengths include:
•Broad product and service offerings at competitive prices. We offer approximately 200,000 SKUs to our customers, including many proprietary branded products. We believe that our proprietary branded products and our competitive pricing strategy have generated a loyal customer base that is confident in our brands. Of the SKUs offered, approximately 100,000 are offered to our dental customers and approximately 100,000 are offered to our animal health customers. Our product offerings include consumables, equipment, software and various technologies. Our value-added services include practice management software, office design, equipment installation and maintenance, and financing.

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
Business Strategy
Our objective is to continue to expand as a leading value-added distributor of dental and animal health products and services. To accomplish this, we will apply our competitive strengths in executing the following strategies:
•Emphasizing our differentiated, value-added, full-service capabilities. We are positioned to meet virtually all of the needs of dental practitioners, veterinarians, production animal operators and animal health product retailers by providing a broad range of consumable supplies, technology, equipment and software and value-added services. We believe our knowledgeable sales representatives can create customer intimacy and loyalty by providing an informational, consultative approach to our customers, linking them to the industries we serve. Our value-added strategy is further supported by our equipment specialists who offer consultation on design, equipment requirements and financing, our service technicians who perform equipment installation, maintenance and repair services, our business development professionals who provide business tools and educational programs to our customers, and our technology advisors who provide guidance on integrating technology solutions.
•Using technology to enhance customer service. As part of our commitment to providing superior customer service, we offer our customers easy order placement. Although we offer computerized order entry systems that we believe help establish relationships with new customers and increase loyalty among existing customers, predominant platforms for ordering today include www.pattersondental.com, www.pattersonvet.com and www.animalhealthinternational.com. The use of these methods of ordering enables our sales representatives to spend more time with existing and prospective customers. Our Internet environment includes order entry, customer support for digital and our proprietary products, customer-loyalty program reports and services, and access to articles and manufacturers’ product information. We also provide real-time customer and sales information to our sales force, managers and vendors via the Internet. In addition, the Patterson Technology Center (“PTC”) differentiates Patterson from our competition by providing deep and thorough expertise in practice management software and other advanced equipment and technology clinical solutions. In addition to trouble-shooting through the PTC’s support center, customers can access various service capabilities offered by the PTC, including electronic claims and statement processing and system back-up capabilities.
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
Dental Segment - Products, Services and Sources of Supply
Patterson Dental, one of the two largest distributors of dental products in North America, has operations in the U.S. and Canada. As a full-service, value-added supplier to over approximately 107,000 dental practices, dental laboratories, educational institutions, and community health centers, Patterson Dental provides consumable products (including infection control, restorative materials, and instruments); basic and advanced technology and dental equipment; and innovative practice optimization solutions, including practice management software, e-commerce, revenue cycle management, patient engagement solutions, and clinical and patient education. Patterson Dental offers customers approximately 100,000 SKUs of which more than 3,500 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a range of related services including software and design services, maintenance and repair, and equipment financing. Net sales and operating income were $2.3 billion and $201 million in fiscal 2021, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Consumable	56%	54%	55%
Equipment and software	31	32	32
Value-added services and other (1)	13	14	13
	100%	100%	100%
(1)Consists of other value-added services, including software and design service, and maintenance and repair.

Patterson Dental obtains products from hundreds of vendors, most of which are non-exclusive. While there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable, as consolidation has increased among manufacturers. In fiscal 2021, 2020 and 2019, Patterson Dental's top ten supply vendors accounted for approximately 57%, 63% and 48% of the total cost of sales, respectively. The top vendor accounted for 25%, 22% and 19% of the total cost of sales in fiscal 2021, 2020 and 2019, respectively.
Animal Health Segment - Products, Services and Sources of Supply
Patterson Animal Health is a leading distributor of animal health products in the U.S., Canada and the U.K. We sell more than 100,000 SKUs sourced from over 2,000 manufacturers to over 50,000 customers in the highly fragmented animal health supply market. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, prescription and non-prescription diets, nutritionals, consumable supplies, equipment and software. We offer a private label portfolio of products to veterinarians, producers, and retailers through our Aspen, First Companion and Patterson Veterinary brands. We also provide a range of value-added services to our customers. Within our companion animal supply market, our principal customers are companion-pet and equine veterinarians, veterinary clinics, public and private institutions, and shelters. In our production animal supply market, our principal customers are large animal veterinarians, production animal operators and animal health product retailers. Consumer demand for alternative means of sourcing product through digital platforms is an evolving dynamic in our industry. We provide digital home delivery solutions to allow us to evolve with the market. Net sales and operating income were $3.6 billion and $88 million in fiscal 2021, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our animal health segment customers:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Consumable	96%	97%	97%
Equipment and software	3	2	2
Value-added services and other	1	1	1
	100%	100%	100%
Patterson Animal Health obtains products from over 2,000 vendors globally. While Patterson Animal Health makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable, as consolidation has increased among manufacturers. In fiscal 2021, 2020 and 2019, Patterson Animal Health’s top 10 manufacturers comprised approximately 70%, 70% and 65% of the total cost of sales, respectively, and the single largest supplier comprised approximately 20% of the total cost of sales in each year.

Sales, Marketing and Distribution
During fiscal 2021, we sold products or services to over 157,000 customers who made one or more purchases during the year. Our customers include dentists, laboratories, institutions, other healthcare professionals, veterinarians, other animal health professionals, production animal operators and animal health product retailers. No single customer accounted for more than 10% of sales during fiscal 2021, and we are not dependent on any single customer or geographic group of customers.
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
A primary component of our value-added approach is our professional sales and support organization. Due to the highly-fragmented nature of the markets we serve, we believe that our unique combination of field-based and call-center sales and support teams is critical to reaching potential customers and providing a differentiated customer experience. Our sales representatives play an indispensable and critical role in managing a practice’s supply chain and in introducing new products and technologies.
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
Governmental Regulation
We strive to be substantially compliant with the applicable laws, regulations and guidance described below, and believe we have effective compliance programs and other controls in place to ensure substantial compliance. However, compliance is not guaranteed either now or in the future, as certain laws, regulations and guidance may be subject to varying and evolving interpretations that could affect our ability to comply, as well as future changes, additions, and enforcement approaches, including in light of political changes. For example, President Biden’s administration has authorized and encouraged a freeze on certain federal regulations that have been published but are not yet effective, as well as a review of all federal regulations issued during President Trump’s administration. Changes with respect to the applicable laws, regulations and guidance described below may require us to update or revise our operations, services, marketing practices, and compliance programs and controls, and may impose additional and unforeseen costs on us, pose new or previously immaterial risks to us, or may otherwise have a material adverse effect on our business.
Operating, Security and Licensure Standards
Our dental and animal health supply businesses involve the distribution, importation, exportation, marketing and sale of, and third party payment for, pharmaceuticals and medical devices, and in this regard we are subject to various local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices. Among the U.S. federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”), and Section 361 of the Public Health

Service Act, as well as laws regulating the billing of and reimbursement from government programs, such as Medicare and Medicaid, and from commercial payers. We are also subject to comparable foreign regulations.
The FDC Act, the Controlled Substances Act, their implementing regulations, and similar foreign laws generally regulate the introduction, manufacture, advertising, marketing and promotion, sampling, pricing and reimbursement, labeling, packaging, storage, handling, returning or recalling, reporting, and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state. Furthermore, Section 361 of the Public Health Service Act, which provides authority to prevent the introduction, transmission, or spread of communicable diseases, serves as the legal basis for the U.S. Food and Drug Administration’s (“FDA”) regulation of human cells, tissues and cellular and tissue-based products, also known as “HCT/P products.”
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
The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system. The UDI rule phased in the implementation of the UDI regulations, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices. The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices (including, but not limited to, certain software that qualifies as a medical device under FDA rules), and to directly mark certain devices with UDIs. The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database. Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.
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
Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the U.S. Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale. These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment. In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example, human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue. We are also subject to foreign government regulation of such products. The DEA, the FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our fulfillment centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. Foreign regulations subject us to similar foreign enforcement powers. Furthermore, compliance with legal requirements has required and may in the future require us to delay product release, sale or distribution, or institute voluntary recalls of products we sell, each of which could result in regulatory and enforcement actions, financial losses and potential reputational harm. Our customers are also subject to significant federal, state, local and foreign governmental regulation, which may affect our interactions with customers, including the design and functionality of the products we distribute.
Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, storage, handling and disposal of hazardous or potentially hazardous substances, and safe working conditions. In addition, certain of our businesses must operate in compliance with a variety of burdensome and complex billing and record keeping requirements in order to substantiate claims for payment under federal, state and commercial healthcare reimbursement programs.
Certain of our businesses also maintain contracts with governmental agencies and are subject to certain regulatory requirements specific to government contractors.
As disclosed in our prior periodic reports, our subsidiary Animal Health International was recently the subject of an investigation by the U.S. Attorney’s Office for the Western District of Virginia, which resulted in Animal Health International pleading guilty to a strict-liability misdemeanor offense in connection with its failure to comply with federal law relating to the sales of prescription animal health products, and a total criminal fine and forfeiture of $52.8 million. In addition, Animal Health International and Patterson entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications through fiscal 2023. This matter may continue to divert management's attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
Antitrust and Consumer Protection
The federal government of the United States, most U.S. states and many foreign countries have antitrust laws that prohibit certain types of conduct deemed to be anti-competitive, as well as consumer protection laws that seek to protect consumers from improper business practices. At the U.S. federal level, the Federal Trade Commission oversees enforcement of these types of laws, and states have similar govern agencies. Violations of antitrust or consumer protection laws may result in various sanctions, including criminal and civil penalties. Private plaintiffs also may bring, and have brought, civil lawsuits against us in the U.S. for alleged antitrust violations, including claims for treble damages.
Health Care Fraud
Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs. Several states apply their false claims and anti-kickback laws to all payers, including goods and services paid for directly by consumers. Certain additional state and federal laws, such as the federal Physician Self-Referral Law, commonly known as the “Stark Law,” prohibit physicians and other health professionals from referring a patient to an entity with which the physician (or family member) has a financial relationship, for the furnishing of certain designated health services (for example, durable medical equipment and medical supplies), unless an exception applies.

The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the U.S. (and, if applicable, particular states) under applicable false claim laws. Under the federal False Claims Act, relators can be entitled to receive up to 30% of the total recoveries. Penalties under fraud and abuse laws may be severe, and could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.
Health Care Reform
The U.S. Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Health Care Reform Law”) increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage. The continued uncertain status of the Health Care Reform Law affects our ability to plan.
A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program (the “Sunshine Act”), has imposed reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. The Centers for Medicare and Medicaid Services (“CMS”) publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities. Amendments expanded the law to also require reporting, effective Jan. 1, 2022, of payments or other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives, and this new requirement is effective for data collected beginning in calendar year 2021.
The Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may also be required to report under certain state transparency laws that address circumstances not covered by the Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. Our compliance with these rules imposes additional costs on us.
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
In addition, certain of our practice management products include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals. These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns, and could involve claims against us by private parties and/or governmental agencies. For example, we are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Protection and Electronic Protection Act of 1991, Section 5 of the Federal Trade Commission Act, the California Privacy Act

(“CCPA”), and the California Privacy Rights Act (“CPRA”) that becomes effective on January 1, 2023. Our businesses’ failure to comply with these laws and regulations could expose us to breach of control claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation. Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products to reflect these legal requirements, which could have a material adverse effect on our operations.
Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specific electronic transactions, such as transactions involving claims submissions to third party payers. Certain of our electronic practice management products must meet these requirements. Failure to abide by these and other electronic health data transmission standards could expose us to breach of contract claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation.
Also, the European Parliament and the Council of the European Union adopted the pan-European General Data Protection Regulation (“GDPR”), effective from May 2018, which increased privacy rights for individuals in Europe, including individuals who are our customers, suppliers, and employees. The GDPR extended the scope of responsibilities for data controllers and data processors, and generally imposes increased requirements and potential penalties on companies that offer goods or services to individuals who are located in Europe (“Data Subjects”) or monitor their behavior (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues, and Data Subjects may seek damages. Individual member states may impose additional requirements and penalties regarding certain matters such as employee personal data. With respect to the personal data it protects, the GDPR requires, among other things, company accountability, consents from Data Subjects or other acceptable legal basis to process the personal data, breach notifications within 72 hours, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data. The GDPR also provides rights to Data Subjects relating notably to information, access, modification, erasure and transporting of the personal data.
In the United States, the CCPA, which increases the privacy protections afforded California residents, became effective on January 1, 2020. The CCPA generally requires companies, such as us, to institute additional protections regarding the collection, use and disclosure of certain personal information of California residents. Compliance with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them, because the CCPA is relatively new, and its implementing regulations were released in August of 2020, there remains some uncertainty about how the CCPA will be interpreted by the courts and enforced by the regulators. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties and litigation, any of which may negatively impact our reputation, require us to expend significant resources, and harm our business. Furthermore, California voters approved the CPRA on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information, and creating a new state agency to enforce the CCPA and the CPRA. The CPRA will come into effect on January 1, 2023, applying to information collected by business on or after January 1, 2022.
Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive personal privacy laws, backed by significant civil penalties for non-compliance. While we believe we have substantially compliant programs and controls in place to comply with the GDPR, CCPA and CPRA requirements, our compliance with these measures is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.
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
Human Capital
People are the most important part of Patterson. Our employees are the reason we can confidently say we offer Trusted Expertise, Unrivaled Support to our customers every day.
As of April 24, 2021, we had approximately 7,800 full-time employees. We have not experienced a shortage of qualified personnel in the past and believe that we will be able to attract such employees in the future. We believe our relations with employees to be good.

Patterson has been on a multi-year culture transformation that involves listening to, engaging with, and enabling our team. Our culture is driven by our purpose, vision, and values:

PURPOSE

We Are Patterson.

We **Strengthen** the **People** Who Keep **Us** and **Our Animals Healthy.**

VISION

We will be the **most indispensable partner** for **animal** and **oral health professionals, guiding** them with **bold solutions** and a **personal touch.**

VALUES

We are **PASSIONATE.**

We are **FOCUSED.**

We are **PEOPLE-FIRST.**

We are **ALWAYS ADVANCING.**

We believe that a diverse and inclusive workforce makes our company stronger, and we encourage our teams to bring their authentic selves to Patterson every day. Our UNITES team is composed of volunteer Patterson team members and their executive sponsors drive four pillars of diversity and inclusion: Community Engagement, Leadership Development, Employee Engagement, and Talent Acquisition. We have also developed a mentorship initiative to advance the growth and development of women leaders, and supported the launch of employee-led affinity groups including Patterson UNITES LGBTQA. As of April 24, 2021, 40.9% of our U.S. workforce and 37.8% of our management was female. In addition, as of that date, 20.4% of our U.S. workforce and 13.4% of our management was ethnically diverse.
During calendar 2020, to protect our employees and reduce the spread of COVID-19 in our communities during the pandemic, we implemented numerous new guidelines – from travel restrictions to staggered work schedules to extra protocols at our essential facilities. Every team member who could work remotely did so, and we implemented tools and resources to support our team members’ health and financial well-being by providing paid time off for those who were quarantined or those who needed to support distance learning for school-age children.
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
Information relating to our corporate governance, including our Code of Conduct, and information concerning executive officers, Board of Directors and Board committees, and transactions in Patterson securities by directors and officers, is available on or through our website, www.pattersoncompanies.com in the Investor Relations section.
Information maintained on the website is not being included as part of this Annual Report on Form 10-K.

Information About Our Executive Officers
Set forth below is the name, age and position of the executive officers of Patterson, who are elected annually and serve at the discretion of our Board of Directors, as of June 16, 2021.

Mark S. Walchirk	55	President and Chief Executive Officer, Director - Patterson Companies, Inc.
Donald J. Zurbay	53	Chief Financial Officer - Patterson Companies, Inc.
Kevin M. Pohlman	58	President - Patterson Animal Health
Eric Shirley	55	President - Patterson Dental
Les B. Korsh	51	Vice President, General Counsel and Secretary - Patterson Companies, Inc.
Andrea Frohning	51	Chief Human Resources Officer - Patterson Companies, Inc.
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
Les B. Korsh became Vice President, General Counsel and Secretary of Patterson in July 2015. Mr. Korsh served as Patterson’s Associate General Counsel since June 2014. Prior to joining Patterson, Mr. Korsh held positions as Vice President and Associate General Counsel for MoneyGram International, Inc. from May 2004 to May 2014, where he managed MoneyGram’s commercial and state regulatory teams in the United States. Additionally, Mr. Korsh was a principal in the law firm of Gray Plant Mooty, P.A. from June 1999 to May 2004, where he focused his practice on emerging growth companies including financings, acquisitions and divestitures and corporate governance. He has served as a director of the Patterson Foundation since June 2016.

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
Item 1A. RISK FACTORS
We believe that the following risks could have a material adverse impact on our business, reputation, financial results, financial condition and/or the trading price of our common stock. In addition, our business operations could be affected by factors that are not presently known to us or that we currently consider not to be material to our operations, so you should not consider the risks disclosed in this section to necessarily represent a complete statement of all risks and uncertainties. The order in which these factors appear does not necessarily reflect their relative importance or priority.
COMPANY RISKS
The COVID-19 pandemic and measures taken in response thereto had, and may continue to have, adverse effects on our results of operations and our financial condition, and the full impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.
Global health concerns relating to the COVID-19 pandemic have had, and continue to have, an unprecedented impact on the macroeconomic environment, and the pandemic has significantly increased unemployment and economic uncertainty. Beginning in March 2020, across our markets authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns, and continued to implement such measures as new waves of infection developed. These measures had negative impacts on consumer spending and business spending habits that adversely impacted our financial results and the financial results of our customers, suppliers and business partners during fiscal 2021, and are expected to continue to have negative impacts into fiscal 2022.
In our markets of the U.S., Canada, and the UK, restrictive measures have now been lifted or are expected to be lifted soon, sometimes subject to social distancing and capacity restrictions, due to the rapid pace of vaccination and improving local case rates. However, other areas around the world continue to suffer. Concerns remain that our markets could see a resurgence of cases triggering another shutdown, for example due to the emergence of a variant not effected by existing vaccines. In addition, COVID-19 continues to have a material effect on the macroeconomic environment, and there is continued uncertainty around its duration and ultimate impact.
Actual and potential impacts on us from the COVID-19 pandemic include, but are not limited to:
•Interruptions in the operations of industries in which the products we distribute are used. Our fiscal 2021 results were adversely affected by mandated and voluntary restrictions on the operations of dental and veterinary offices across the U.S., Canada and the UK to limit the spread of COVID-19 beginning in March 2020, along with consumers delaying elective visits even when offices were open. These restrictions have begun to ease across our markets, but continuing economic uncertainty remains. In addition, the interruptions in meatpacking operations that occurred due to the pandemic factored into the full goodwill impairment of the animal health business in fiscal 2020. We have also been affected by, and continue to be affected by, disruptions in the swine market.
•Limited supply of the personal protective equipment (PPE) necessary for dental practice and veterinary care of companion animals followed by related inventory write down. Supply chain disruptions for PPE and an increased demand for these products initially resulted in backorders of PPE and a potential scarcity in raw materials to make PPE, causing substantial price increases. We had to prepay suppliers in order to obtain PPE for resale to our customers, and as manufacturing caught up to increased demand for PPE, prices dropped, impacting our margins and requiring us to write down certain inventory.
•Reduction in peoples’ ability and willingness to be in public. Consumer behavior was materially changed by mandates and recommendations designed to slow and limit the transmission of COVID-19 (including business closures and restrictions, stay-at-home and similar measures), beginning in March 2020. While such restrictions have generally been lifted or are expected to be lifted, consumer behavior remains uncertain and will depend on the actual and potential for additional resurgences of COVID-19.

•Risks of remote work. Most of our corporate employees shifted abruptly to working remotely under stay-at-home orders imposed in March 2020, and many of our corporate employees continue to work remotely. Our rapid transition to remote work arrangements for corporate employees could expose us to continuing cybersecurity risk.
•Refocusing management resources. Mitigating the effects of COVID-19 has required, and will likely continue to require for the duration of the pandemic, a large investment of time and resources across our company, and may delay certain strategic and other plans which could materially adversely affect our business.
•Reputational risk associated with response to COVID-19. If we do not respond appropriately to the COVID-19 pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brands, which could materially adversely affect our business.
•Interruptions in manufacturing or distribution of products we distribute. Outbreaks in the communities in which we operate could affect our ability to operate our distribution activities, and our suppliers could experience similar manufacturing interruptions.
Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of COVID-19, or a similar health epidemic or pandemic, is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our dental and animal health businesses, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations. The impact of COVID-19 may also exacerbate other risks discussed below, any of which could have a material adverse impact on us.
Customer retention and business development depend heavily on our relationships with our sales representatives and service technicians, who interact directly with our customers, and the technological products and services we offer.
The inability to attract or retain qualified employees, particularly sales representatives and service technicians who relate directly with our customers, or our inability to build or maintain relationships with customers in the dental and animal health markets, may have an adverse effect on our business. Due to the specialized nature of many of the products and services we distribute, generally only highly qualified and trained personnel have the necessary skills to market such products and provide such services. These individuals develop relationships with our customers that could be damaged if these employees are not retained. We face intense competition for the hiring of these professionals, and many professionals in the field that may otherwise be attractive candidates for us to hire may be bound by non-competition agreements with our competitors. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would damage our business.
Due to generational and other trends in the dental and animal health industries, our customer base is increasingly interested in having the latest technologies to manage their business. In order to effectively offer solutions that keep pace with rapidly changing technologies and customer expectations, we must acquire, develop or offer new technology products and solutions. If we fail to accurately anticipate and meet our customers’ needs through the acquisition, development or distribution of new products, technologies and service offerings, if we fail to adequately protect our intellectual property rights, if the products we distribute and services we provide are not widely accepted or if current or future offerings fail to meet applicable regulatory requirements, we could lose customers to our competitors which could materially and adversely affect our results of operations and financial condition. In addition, if technology investments do not achieve the intended results, we may write-off the investments, and we face the risk of claims from system users that the systems failed to produce the intended result or negatively affected the operation of our customers’ businesses. Any such claims could be expensive and time-consuming to defend, cause us to lose customers and associated revenue, divert management’s attention and resources, or require us to pay damages.
Disruption to our distribution capabilities, including service issues with our third-party shippers, could materially adversely affect our results.
Weather, natural disaster, fire, terrorism, pandemic, strikes, civil unrest, geopolitical events or other reasons could impair our ability to distribute products and conduct our business. If we are unable to manage effectively such events if they occur, there could be a material adverse effect on our business, financial condition or results of operations. Similarly, increases in service costs or service issues with our third-party shippers, including strikes or other service interruptions, could cause our operating expenses to rise and materially adversely affect our ability to deliver products on a timely basis. We ship almost all of our orders through third-party delivery services, and often times bear the cost of shipment. Our ability to provide same-day shipping and next-day delivery is an integral component of our business strategy and any significant increase in shipping rates or service interruptions could adversely impact our business, financial condition or results of operations.
We are dependent on our suppliers and exposed to the risks of their businesses, because we generally do not manufacture the products we sell.
We obtain substantially all of the products we distribute from third parties. If a supplier is unable to deliver product in a timely and efficient manner, whether due to financial difficulties, natural disasters, pandemics, the failure to comply with applicable government requirements or other reasons, we could experience lost sales.
There is considerable concentration within our animal health and dental businesses with a few key suppliers. In addition, a portion of the products we distribute is sourced, directly or indirectly, from countries outside the U.S. including China. Political or financial instability, increased tariffs, restrictions on trade, currency exchange rates, labor unrest, pandemics or other events could slow distribution activities, affect foreign trade beyond our control and adversely affect our results of operations.
We generally do not have long-term contracts with our suppliers, so they may be discontinued or changed abruptly. Changes in the structure of purchasing relationships might include changing from a “buy/sell” to an agency relationship (or the reverse), or changing the method in which products are taken to market, including the possibility of creating or expanding a direct sales force or otherwise reducing their reliance on third-party distribution channels. An extended interruption in the supply of products would have an adverse effect on our results of operations, and a reduction in our role as a value-added service provider would result in reduced margins on product sales.
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
Our software and applicable e-services products, like software products generally, may contain undetected errors or bugs when introduced, or as new versions are released. Any such defective software may result in increased expenses related to the software and could adversely affect our relationships with the customers using such software, as well as our reputation. We do not have any patents on our software or e-services, and rely upon copyright, trademark and trade secret laws, as well as contractual and common-law protections. We cannot provide assurance that such legal protections will be available, adequate or enforceable in a timely manner to protect our software or e-services products.
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
Risks inherent in asset or business acquisitions and dispositions could offset the anticipated benefits of such transactions, and we may face difficulty in efficiently and effectively integrating acquired businesses.
As a part of our business strategy, we acquire and dispose of assets and businesses in the ordinary course and may continue acquiring and disposing of assets and businesses in the future. These transactions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability, and may not result in the benefits and revenue growth we expect.
Acquisition risks and challenges include underperformance relative to our expectations and the price paid for the acquisition; unanticipated demands on our management and operational resources; difficulty in integrating personnel, operations and systems; retention of customers of the combined businesses; assumption of contingent liabilities; acquisition-related earnings charges; and acquisition-related cybersecurity risks. Additionally, when we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of assets or a business at a price or on terms that are less than we had anticipated. Dispositions may also involve continued financial involvement in a divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the acquired or divested business, or other conditions outside our control, could affect our future financial results.
As we operate through two strategic business units, we consolidate the distribution, information technology, human resources, financial and other administrative functions of those business units jointly to meet their needs while addressing distinctions in the individual markets of those segments. We may not be able to do so effectively and efficiently.
Our ability to continue to make acquisitions will depend upon our success in identifying suitable targets, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities and potential profitability, as well as the availability of suitable candidates at acceptable prices, whether restrictions are imposed by anti-trust or other regulations, and compliance with the terms and conditions of our credit agreement.
Our credit agreements contain restrictive covenants and additional limits and our other debt instruments contain cross-default provisions, which limit our business and financing activities.
The covenants under our credit agreements impose restrictions on our business and financing activities, subject to certain exceptions or the consent of our lenders, including, among other things, limits on our ability to incur additional debt, create liens, enter into merger, acquisition and divestiture transactions, pay dividends and engage in transactions with affiliates. The credit agreements contain certain customary affirmative covenants, including requirements that we maintain maximum consolidated leverage ratios and minimum consolidated interest coverage ratio, pursuant to which we may be affected by changes in interest rates, and customary events of default. The terms of agreements governing debt that we may incur in the future may also contain similar covenants.

Our ability to comply with these covenants may be adversely affected by events beyond our control, including economic, financial and industry conditions. A breach of the credit agreement covenants may result in an event of default, which could allow our lenders to terminate the commitments under the credit agreement, declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable, and exercise other rights and remedies, and, through cross-default provisions, would entitle our other lenders to accelerate their loans. If this occurs, we may not be able to refinance the accelerated indebtedness on acceptable terms, or at all, or otherwise repay the accelerated indebtedness.
Leadership development and succession planning are key to our future success.
While our Board of Directors and management actively monitor our succession plans and processes for our executive leadership team, our business could suffer if we lose key personnel unexpectedly. In addition, competition for senior management is intense and we may not be successful in attracting and retaining key personnel.
Our governing documents, other documents to which we are a party, and Minnesota law may discourage takeovers and business combinations that our shareholders might consider to be in their best interests.
Anti-takeover provisions of our articles of incorporation, bylaws, and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further shareholder approval, may issue up to approximately 30 million shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding “control share acquisitions” and “business combinations.” We may also, in the future, consider adopting additional anti-takeover measures. In addition, certain equity plans predating our 2015 Omnibus Incentive Plan provide for acceleration of awards thereunder upon a change in control or other events of acceleration, as defined in those plans. The foregoing, and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our Board of Directors.
INDUSTRY RISKS
The dental and animal health supply markets are highly competitive and consolidating, and we may not be able to compete successfully.
Our competitors include national, regional and local full-service distributors, mail-order distributors and Internet-based businesses. Some of our competitors have greater resources than we do, or operate through different sales and distribution models that could allow them to compete more successfully.
Most of the products we distribute are available from multiple sources, and our customers tend to have relationships with several different distributors who can fulfill their orders. If any of our competitors are more successful with respect to any key competitive factor such as technological advances or low-cost business models with the ability to operate at high gross margins, our sales and profitability could be adversely affected. Increased competition from any supplier of dental or animal health products could adversely impact our financial results. Additional competitive pressure could arise from, among other things, limited demand growth or a significant number of additional competitive products or services being introduced into a particular market, the emergence of new competitors, the unavailability of products, price reductions by competitors, and the ability of competitors to capitalize on their economies of scale. Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce the role of distributors. These suppliers could sell their products at lower prices and maintain a higher gross margin on product sales than we can. In addition, our ability to deliver market growth is challenged by an animal health product mix that is weighted toward lower growth, lower margin parts of the value chain.
Consolidation has increased among manufacturers as well as distributors, which could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with lower cost business models are able to offer lower prices but retain high gross margin. In addition, in recent years there has also been a trend towards consolidation in the industries that buy the products and services we distribute, including the consolidation of dental practices into larger clinics and dental service organizations, the consolidation of veterinary practices as well as producers, and the formation of group purchasing organizations, provider networks and buying groups designed to leverage volume discounts. We also face pricing pressure from branded pharmaceutical manufacturers which could adversely affect our sales and profitability. We may be unable to anticipate and effectively respond to competitive change, and our failure to compete effectively may limit and/or reduce our revenue, profitability and cash flow.
Our animal health segment is exposed to the risks of the production animal business, including changes in consumer demand for food animal products, the cyclical livestock market, and other factors outside our control.
Demand for our production animal health products can be negatively influenced by factors including: poor weather conditions such as drought, which raise feed prices and cause producers to reduce herd size; changes in consumer preferences away from food animal products; supply chain disruptions including due to cyberattack, as happened to meat company JBS SA in June 2021, or actions by animal rights activists; and outbreaks of diseases affecting animals, any of which could reduce herd sizes or affect consumer preferences. Reductions in herd size would ultimately decrease the demand for the products we distribute, including micro feed ingredients, animal health products, and dairy sanitation solutions, as well as the development and implementation of systems for feed, health, information and production animal management.
In addition, there has been consumer concern and consumer activism with respect to additives (including, without limitation, antibiotics and growth promotants) used in the production of animal products, including growing consumer sentiment for proteins and dairy products produced without the use of antibiotics or other products intended to increase animal production. These concerns have resulted in increased regulation and changing market demand. If there is an increased public perception that consumption of food derived from animals that utilize additives we distribute poses a risk to human health, there may be a further decline in the production of those food products and, in turn, our sales of those products. Furthermore, regulatory restrictions and bans could result in the removal from market of products in these categories, which would adversely affect the sales and could materially affect the results of operations from our animal health segment.
The formation of group purchasing organizations (“GPOs”), provider networks and buying groups may place us at a competitive disadvantage.
The formation of GPOs, provider networks and buying groups may shift purchasing decisions to entities or persons with whom we do not have a historical relationship and may threaten our ability to compete effectively, which could in turn negatively impact our financial results. As a full-service distributor with business service capabilities, we cannot guarantee that we will be able to successfully compete with price-oriented distribution models that more readily enable the pricing typically demanded by GPOs, provider networks and buying groups.
Increases in over-the-counter sales of and e-commerce options for companion animal products, or sales of companion animal products from non-veterinarian sources, could adversely affect our business.
Companion animal health products are becoming increasingly available to consumers at competitive prices from sources other than veterinarians, including human health product pharmacies, Internet pharmacies and big-box retailers, and consumers are increasingly seeking such alternatives sources of supply for their companion animal health products. Additionally, major U.S. online e-commerce retailers such as Amazon and Chewy.com are becoming licensed as veterinary mail order pharmacies to offer pharmacy products directly to consumers in all 50 U.S. states. Even where prescriptions must be written by a veterinarian, companion animal owners may shift to these services for home delivery. In addition, companion animal owners may substitute human health products for animal-health products if they deem human health products to be acceptable, lower-cost alternatives.
Decreased emphasis on veterinary visits, and increased consumer choice through familiar e-commerce retailers could reduce demand for veterinarian-based services and have a material adverse impact on our business. The continued advancement of online commerce by third parties will require us to cost-effectively adapt to changing technologies, to enhance existing services and to differentiate our business (including with additional value-added services) to address changing demands of consumers and our customers on a timely basis. The emergence of such competition and our inability to anticipate and effectively respond to changes on a timely basis could have a material adverse effect on our business.
REGULATORY AND LITIGATION RISKS
Change and uncertainty in the health care industry, including continued implementation of the Health Care Reform, could materially adversely affect our business.

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
Recently, there has been increased scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the President, and various states, including several bills that have been introduced on a federal level. Such legislation, if enacted, could have the potential to impose additional costs on our business.
One provision of the Health Care Reform Law, the Sunshine Act, requires us to collect and report detailed information regarding certain financial relationships we have with covered recipients such as physicians, dentists and teaching hospitals. We may also be required to report under certain state transparency laws that address circumstances not covered by the Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. Our compliance with these rules imposes additional costs on us. In the U.S., government actions to seek to increase health-related price transparency may also affect our business.
Failure to comply with existing and future U.S. and foreign laws and regulatory requirements, including those governing the distribution of pharmaceuticals and controlled substances, could subject us to claims or otherwise harm our business.
Our business is subject to additional requirements under various local, state, federal and international laws and regulations applicable to the sale and distribution of, and third-party payment for, pharmaceuticals and medical devices, and human cells, tissue and cellular and tissue-based products (“HCT/P products”) and animal feed and supplements. Among other things, such laws, and the regulations promulgated thereunder:
•regulate the storage and distribution, labeling, packaging, handling, reporting, record keeping, introduction, manufacturing and marketing of drugs, HCT/P products and medical devices, including requirements with respect to unique medical device identifiers;
•subject us to inspection by the U.S. Food and Drug Administration (“FDA”) and the U.S. Drug Enforcement Administration (the “DEA”) and similar state authorities;
•regulate the storage, transportation and disposal of certain products that are considered hazardous materials;
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
•impose on us reporting requirements if a pharmaceutical, HCT/P product or medical device causes serious illness, injury or death.
•require manufacturers, wholesalers, repackagers and dispensers of prescription drugs to identify and trace certain prescription drugs as they are distributed;
•require the licensing of prescription drug wholesalers and third-party logistics providers; and
•mandate compliance with standards for the recordkeeping, storage and handling of prescription drugs, and associated reporting requirements.

There also have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy, departments of health, and the FDA, to regulate the pharmaceutical distribution system. The failure to comply with any of these laws and regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could materially adversely affect our business. If it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, substantial civil and criminal fines and penalties, mandatory recall of product, seizure of product and injunction, consent decrees, and suspension or limitation of product sale and distribution, all of which could have a material adverse effect on our business. If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses. Non-compliance with government requirements could also adversely affect our ability to participate in federal and state government health care programs, such as Medicare and Medicaid, and damage our reputation.
For example, as disclosed in our prior periodic reports, our subsidiary Animal Health International was recently the subject of an investigation by the U.S. Attorney’s Office for the Western District of Virginia, which resulted in Animal Health International pleading guilty to a strict-liability misdemeanor offense in connection with its failure to comply with federal law relating to the sales of prescription animal health products, and a total criminal fine and forfeiture of $52.8 million. In addition, Animal Health International and Patterson entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications through fiscal 2023. This matter may continue to divert management's attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
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
While our subsidiaries have been dismissed without prejudice from national class-action opiate litigation, as disclosed in our prior periodic reports, we could face similar civil claims or governmental investigations in the future. Managing legal proceedings and responding to government investigations is costly and involves a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of lawsuits or investigations may involve substantial monetary penalties and could have a material and adverse effect on our reputation, business, financial condition and results of operations.
If we fail to comply with laws and regulations relating to health care fraud or other laws and regulations, we could suffer penalties or be required to make significant changes to our operations, which could materially adversely affect our business.
We are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations, including those referred to as “false claims laws” and “anti-kickback” laws. Health care fraud measures may implicate, for example, our relationships with pharmaceutical manufacturers, our pricing and incentive programs for physician and dental practices, and our practice management products that offer billing-related functionality.
Failure to comply with fraud and abuse laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private regulators could result in reputational harm and the incurring of substantial costs. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties, as well as other fraud and abuse laws. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of noncompliance.

We are subject to a variety of litigation that could adversely affect our results of operations and financial condition.
We are subject to a variety of litigation incidental to our business, including product liability claims, intellectual property claims, employment claims, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business, including securities litigation. From time to time we are named as a defendant in cases as a result of our distribution of products. Additionally, purchasers of private-label products may seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims. Another potential risk we face in the distribution of products is liability resulting from counterfeit or tainted products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability or legal action that could harm our reputation.
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
If we fail to comply with the evolving laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health records or transmissions, we could be required to make significant changes to our products, or incur substantial fines, penalties or other liabilities.
Our practice management products and services include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals. Both we and our customers are subject to numerous and evolving laws, regulations and industry standards, such as HIPAA and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records. Furthermore, our products may be used as part of our customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws. We are also subject to non-healthcare-specific requirements of the countries and states in which we operate which govern the handling, storage, use and protection of personal information, such as the California Consumer Privacy Act, or CCPA, which is a state statute intended to enhance privacy rights and consumer protection for residents of California, the California Privacy Rights Act, or CPRA, that will become effective on January 1, 2023, and the pan-European General Data Protection Regulation, or GDPR.
In addition, the FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings, and has developed and continues to develop policies on regulating clinical decision support tools and other types of software as medical devices. Certain of our software and related products support practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.
Both in the U.S. and abroad, these laws and regulations continue to evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. If we fail to comply with such laws and regulations, we could be required to make significant changes to our products or services, or incur substantial fines, penalties, or other liabilities. The costs of compliance with, and the other burdens imposed by, new or existing laws or regulatory actions may prevent us from selling the products or services we distribute, or increase the costs of doing so, and may affect our decision to distribute such products or services. Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to conform to these legal requirements, either of which could have a material adverse effect on our operations.
In addition, the products and services we distribute may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack. Perceived or actual security vulnerabilities in these products or services, or the perceived or actual failure by us or our customers who use these products or services to comply with applicable legal or contractual data privacy or security requirements, may not only cause reputational harm and loss of business, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial damages, fines, penalties and other liabilities and expenses and costs for remediation.

Tax legislation could materially adversely affect our financial results and tax liabilities.
We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions which are extremely complex and subject to varying interpretations. From time to time, various legislative initiatives may be proposed that could materially adversely affect our tax positions. There can be no assurance that our effective tax rate will not be materially adversely affected by legislation resulting from these initiatives. In addition, although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
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
GENERAL RISKS
Risks generally associated with information systems and cyber-security attacks could adversely affect our results of operations.
We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze and store customer, product, supplier, and employee data to conduct our business. However, our IS are vulnerable to natural disasters, power losses, computer viruses, telecommunication failures, cybersecurity threats, and other problems. We increasingly rely upon server- and Internet-based technologies to run our business and to store our data and our customers’ data, which depends on continuous Internet access in order to run our business and may carry additional cyber-security risks relative to those posed by legacy technologies.
Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Data breaches and any unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, disrupt key business operations, and divert attention of management.
Further, our suppliers, our customers, and other market participants are similarly subject to information system and cybersecurity risk, and a material disruption in their business could result in reduced revenue for us. For example, in June 2021 a ransomware attack on Brazil-based JBS SA, the world’s largest meat company by sales, took a significant portion of U.S. beef and pork processing offline, disrupting markets.
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
As of April 24, 2021, PLSI operated the following 13 fulfillment centers (seven primary centers) totaling 1.0 million square feet:
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
Animal Health
In addition to the locations operated by PLSI, Patterson Animal Health has approximately 100 properties located in the U.S., Canada and the U.K., the majority of which are leased. In the U.S., these properties are in 82 locations across 28 states, and comprise fulfillment centers, storage locations, sales and administrative offices, retail stores and call centers. In Canada, operations are supported by two fulfillment centers located in Alberta and Ontario.  The segment’s operations in the U.K. are supported by a primary distribution facility in Stoke-on-Trent and an additional nine depots used as secondary distribution points and 4 laboratory sites throughout the U.K. The headquarters for this segment are located in a leased office in Colorado.
Item 3. LEGAL PROCEEDINGS
For a discussion of Legal Proceedings, see Note 16 - Litigation of the Notes to the Consolidated Financial Statements included under Item 8.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Patterson’s common stock trades on the NASDAQ Global Select Market® under the symbol “PDCO.”
Holders
On June 16, 2021, the number of holders on record of common stock was 1,709. The transfer agent for Patterson’s common stock is EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, Minnesota 55120, telephone: (800) 468-9716.
Dividends
In fiscal 2021, a quarterly cash dividend of $0.26 per share was declared throughout the year. In fiscal 2021, dividends were declared each quarter, with payment occurring in the subsequent quarter. We currently expect to declare and pay quarterly cash dividends in the future, but any future dividends will be subject to approval by our Board of Directors, which will depend on our earnings, capital requirements, operating results and financial condition, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Accordingly, there can be no assurance that we will declare and pay dividends in the future at the same rate or at all.
Securities Authorized for Issuance Under Equity Compensation Plans
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024. No shares were repurchased under the stock repurchase plan during fiscal 2021.

Performance Graph
The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 30, 2016, through April 24, 2021, with the cumulative return over the same time period on the same amount invested in the S&P 500 Index and the S&P 500 Healthcare Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

DOLLARS
250
200
150
100
50
0
4/30/2016
4/29/2017
4/28/2018
4/27/2019
4/25/2020
4/24/2021
Patterson Companies, Inc.
S&P 500
S&P 500 Healthcare Index

	Fiscal Year Ending
	4/30/2016	4/29/2017	4/28/2018	4/27/2019	4/25/2020	4/24/2021
Patterson Companies, Inc.	100.00	104.90	57.81	55.81	41.28	93.56
S&P 500	100.00	117.92	134.66	151.27	148.91	223.11
S&P 500 Healthcare Index	100.00	110.09	124.04	134.51	155.40	194.89

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our financial information for fiscal 2021 is summarized in this Management’s Discussion and Analysis and the Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
Operating margins of the animal health business are lower than the dental business. While operating expenses run at a lower rate in the animal health business when compared to the dental business, gross margins in the animal health business are lower due generally to the low margins experienced on the sale of pharmaceutical products.
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2021, 2020 and 2019 ended on April 24, 2021, April 25, 2020 and April 27, 2019, respectively, and all years consisted of 52 weeks. Fiscal 2022 will end on April 30, 2022 and will consist of 53 weeks.
We believe there are several important aspects of our business that are useful in analyzing it, including: (1) growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines internal growth as net sales adjusted to exclude the impact of foreign currency and changes in product selling relationships. Foreign currency impact represents the difference in results that is attributable to fluctuations in currency exchange rates the company uses to convert results for all foreign entities where the functional currency is not the U.S. dollar. The company calculates the impact as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period’s currency exchange rates. The company believes the disclosure of net sales changes in constant currency provides useful supplementary information to investors in light of significant fluctuations in currency rates.
Factors Affecting Our Results
COVID-19. The COVID-19 pandemic, including closures and other steps taken by governmental authorities in response to the virus, has had a significant impact on our businesses. As part of our broad-based effort to respond to the COVID-19 pandemic, we implemented cost reduction measures, including temporary salary reductions, furloughs and reduced work hours across our workforce during the period from May 1, 2020 through July 31, 2020. Within our Dental segment, the effect became less significant during the first quarter of fiscal 2021, as dental offices began opening for elective procedures. In addition, we recorded increased sales of infection control products during fiscal 2021, but also absorbed higher levels of inventory adjustments as market prices fluctuated throughout the fiscal year. The disruptions we experienced in our production animal business as a result of the pandemic became less significant after the first quarter of fiscal 2021.

Goodwill Impairment. In the fourth quarter of fiscal 2020, we recorded non-cash pre-tax goodwill impairment charges totaling $675.1 million in our Animal Health segment ("Goodwill Impairment"), which were not fully tax deductible. The decrease in the fair value of the Animal Health reporting unit below its carrying value was mainly the result of a reduction in management’s estimates of future cash flows. Future cash flows were affected by a reduction in future sales volume and operating margins. The sales volume estimate reflected recent sales trends we had experienced. Future operating margins were expected to be lower based on then-current trends in our markets. These trends were driven by customer and vendor consolidation. We experienced a further decrease in the fair value of the Animal Health reporting unit subsequent to our annual goodwill impairment test, which was caused by additional reductions in management’s estimates of future cash flows, driven by reduced sales volumes, as well as reduced EBITDA multiples of comparable companies. These estimates and market multiples were negatively affected by COVID-19. In fiscal 2020, the animal health industry experienced a reduction in sales volume as a result of stay at home and shelter in place orders, as well as a result of meat packing plant closures. Our future cash flow estimates for this business unit in fiscal 2020 reflected the long-term impact of COVID-19.
Receivables Securitization Program. We are a party to certain receivables purchase agreements with MUFG Bank, Ltd. ("MUFG"), under which MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”). The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The collection of the DPP receivable is recognized as an increase to net cash provided by investing activities within the consolidated statements of cash flows, with a corresponding reduction to net cash (used in) provided by operating activities within the consolidated statements of cash flows.
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
Fiscal 2020 U.S. Attorney's Office Legal Reserve. We incurred costs and expenses of $58.3 million ("Fiscal 2020 U.S. Attorney's Office Legal Reserve") during the second quarter of fiscal 2020 related to the then-probable settlement of litigation with the U.S. Attorney's Office for the Western District of Virginia, which were recorded within operating expenses in the consolidated statements of operations and other comprehensive income in our Corporate segment. The settlement amount was fully paid in fiscal 2020.
Fiscal 2020 Legal Reserve. We incurred expenses of $17.7 million ("Fiscal 2020 SourceOne Dental Legal Reserve") during the first quarter of fiscal 2020 related to the settlement of litigation with SourceOne Dental, Inc., which were recorded within operating expenses in the consolidated statements of operations and other comprehensive income in our Corporate segment. The settlement amount was fully paid in fiscal 2020.
Fiscal 2019 Legal Reserve. In September 2018, we signed an agreement to settle the litigation entitled In re Dental Supplies Antitrust Litigation. Under the terms of the settlement, we paid $28.3 million into escrow upon preliminary court approval. Such funds were to be released to the settlement fund administrator upon final court approval of the settlement, which was granted at the fairness hearing held on June 24, 2019, at which time the settlement amount became fully paid. We established a pre-tax reserve of $28.3 million in fiscal 2019 to account for the settlement of this matter.
Results of Operations
The following table summarizes our results as a percent of net sales:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.6	78.2	78.6
Gross profit	20.4	21.8	21.4
Operating expenses	16.8	19.9	18.9
Goodwill impairment	—	12.3	—
Operating income (loss)	3.6	(10.4)	2.5
Other expense, net	(0.2)	(0.4)	(0.6)
Income (loss) before taxes	3.4	(10.8)	1.9
Income tax expense (benefit)	0.8	(0.1)	0.4
Net income (loss)	2.6	(10.7)	1.5
Net loss attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Patterson Companies, Inc.	2.6%	(10.7)%	1.5%

Fiscal 2021 Compared to Fiscal 2020
Net sales. Consolidated net sales in fiscal 2021 were $5,912.1 million, an increase of 7.7% from $5,490.0 million in fiscal 2020. Foreign exchange rate changes had a favorable impact of 0.5% on fiscal 2021 sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during fiscal 2021, resulting in an estimated 1.0% unfavorable impact to sales. This change in revenue recognition was driven by changes in contractual terms with certain suppliers.
Dental segment sales increased 10.7% to $2,327.0 million in fiscal 2021 from $2,101.9 million in fiscal 2020. Foreign exchange rate changes had a favorable impact of 0.3% on fiscal 2021 sales. Sales of consumables increased 15.2%, sales of equipment and software increased 7.9%, and sales of value-added services and other decreased 0.5% in fiscal 2021. While Dental segment sales were negatively affected by the COVID-19 pandemic during fiscal 2021, we recorded increased sales of infection control products during this period compared to fiscal 2020 within consumable sales.
Animal Health segment sales increased 6.7% to $3,560.0 million in fiscal 2021 from $3,336.3 million in fiscal 2020. Foreign exchange rate changes had a favorable impact of 0.7% on fiscal 2021 sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during fiscal 2021, resulting in an estimated 1.7% unfavorable impact to sales. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. Sales were higher in fiscal 2021 as compared to fiscal 2020, driven by increased sales in our companion animal business.
Gross profit. Consolidated gross profit margin decreased 140 basis points from the prior year to 20.4%. Gross profit margin rates decreased in both the Dental and Animal Health segment. Our Dental segment rate was negatively impacted by inventory adjustments related to infection control products, as well as a higher LIFO reserve in fiscal 2021 as compared to fiscal 2020. The LIFO reserve expense recorded in fiscal 2021 in our Dental segment was approximately $12.0 million. Our Animal Health segment rate was negatively impacted by lower transactional margins as compared to fiscal 2020.
Operating expenses. Consolidated operating expenses for fiscal 2021 were $992.5 million, a 9.3% decrease from the prior year of $1,094.5 million. We incurred lower operating expenses during fiscal 2021 primarily as a result of lower legal fees and settlements, travel expenses and personnel costs. Lower personnel costs were driven by our implementation of temporary salary reductions, furloughs and reduced work hours across our workforce during the period from May 1, 2020 through July 31, 2020.
Goodwill impairment. In fiscal 2020, we recorded goodwill impairment charges totaling $675.1 million in our Animal Health segment.
Operating income (loss). Consolidated operating income was $210.6 million in fiscal 2021, compared to an operating loss of $572.1 million in fiscal 2020. The change in operating income (loss) from fiscal 2020 was driven by the Goodwill Impairment, as well as lower legal fees and settlements, travel expenses and personnel costs incurred in fiscal 2021.
Dental segment operating income was $201.2 million for fiscal 2021, an increase of $32.9 million from fiscal 2020. The increase was primarily driven by higher net sales, as well as lower personnel costs and travel expenses, during fiscal 2021.
Animal Health segment operating income was $88.1 million for fiscal 2021, as compared to an operating loss of $594.7 million for fiscal 2020. The change was primarily driven by the Goodwill Impairment in fiscal 2020 and higher net sales in fiscal 2021.
Corporate segment operating loss was $78.8 million for fiscal 2021, as compared to a loss of $145.7 million for fiscal 2020. The change was driven primarily by lower legal fees and settlements during fiscal 2021, as well as lower customer financing net sales.
Other income (expense), net. Net other expense was $10.7 million in fiscal 2021, compared to $18.3 million in fiscal 2020. The difference in other income (expense) was primarily driven by the Gain on Investment recorded during fiscal 2020, partially offset by higher interest expense incurred during fiscal 2020, which was driven by the Early Repayment of Debt during fiscal 2020. In addition, we incurred lower losses on our interest rate swap agreements during fiscal 2021.

Income tax expense (benefit). The effective income tax rate for fiscal 2021 was 22.4%. In fiscal 2020, the income tax benefit was $1.0 million on a loss before taxes of $590.4 million. The Goodwill Impairment and the Fiscal 2020 U.S. Attorney's Office Legal Reserve were not fully deductible in fiscal 2020.
Net income (loss) attributable to Patterson Companies, Inc. and earnings (loss) per share. Net earnings attributable to Patterson Companies Inc. was $156.0 million in fiscal 2021, compared to a net loss attributable to Patterson Companies Inc. of $588.4 million in fiscal 2020. Earnings per diluted share were $1.61 in fiscal 2021, compared to a loss per diluted share of $6.25 in fiscal 2020. Weighted average diluted shares in fiscal 2021 were 96.7 million, compared to 94.2 million in fiscal 2020. The fiscal 2021 and fiscal 2020 cash dividend declared was $1.04 per common share.
Fiscal 2020 Compared to Fiscal 2019
See Item 7 in our 2020 Annual Report on Form 10-K filed June 24, 2020.
Liquidity and Capital Resources
Net cash used in operating activities was $730.5 million in fiscal 2021, compared to $243.5 million in fiscal 2020. Net cash provided by operating activities was $48.2 million in fiscal 2019. Net cash used in operating activities in fiscal 2021 was primarily due to the impact of our Receivables Securitization Program, as well as an increase in accounts payable. Net cash used in operating activities in fiscal 2020 was primarily due to the impact of our Receivables Securitization Program, partially offset by a reduction in working capital, which was driven mainly by an increase in accounts payable. Net cash provided by operating activities in fiscal 2019 was primarily driven by a reduction in working capital, partially offset by the impact of our Receivables Securitization Program.
Net cash provided by investing activities was $810.7 million in fiscal 2021, compared to $499.1 million in fiscal 2020 and $340.7 million in fiscal 2019. Collections of deferred purchase price receivables were $834.0 million, $540.9 million and $402.4 million in fiscal 2021, 2020 and 2019, respectively. Capital expenditures were $25.8 million, $41.8 million and $60.7 million in fiscal 2021, 2020 and 2019, respectively. Capital expenditures in fiscal 2019 included a $14.9 million investment to convert leased property into owned property. We expect to use a total of approximately $50 million for capital expenditures in fiscal 2022.
Net cash used in financing activities in fiscal 2021 was $22.6 million, driven by $75.2 million for dividend payments, partially offset by $53.0 million attributed to draws on our revolving line of credit. Net cash used in financing activities in fiscal 2020 was $271.2 million. Uses of cash consisted primarily of $460.8 million for the retirement of long-term debt and $100.4 million for dividend payments. In December 2019, we entered into a $300.0 million senior unsecured term loan facility, as described further below. Net cash used in financing activities in fiscal 2019 was $355.2 million. Uses of cash consisted primarily of $249.5 million for the retirement of long-term debt and $99.5 million for dividend payments.
In fiscal 2021, a quarterly cash dividend of $0.26 per share was declared throughout the year. In fiscal 2021, dividends were declared each quarter, with payment occurring in the subsequent quarter. We currently expect to declare and pay quarterly cash dividends in the future, but any future dividends will be subject to approval by our Board of Directors, which will depend on our earnings, capital requirements, operating results and financial condition, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Accordingly, there can be no assurance that we will declare and pay dividends in the future at the same rate or at all.
In fiscal 2017, we entered into an amended credit agreement (“Amended Credit Agreement”), consisting of a $295.1 million term loan and a $750.0 million revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500.0 million. Interest on borrowings was variable and was determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, was based on our leverage ratio, as defined in the Amended Credit Agreement. During the quarter ended October 26, 2019, we repaid the remaining $81.6 million outstanding under the unsecured term loan.
In December 2019, we entered into a senior unsecured term loan facility agreement (the “Term Facility Agreement”), consisting of a $300.0 million term loan. Interest on borrowings was variable and was determined as a base rate plus a spread. This spread was based on our leverage ratio, as defined in the Term Facility Agreement. The proceeds were used to repay certain existing indebtedness, pay fees and expenses incurred in connection with the Term Facility Agreement, and finance our ongoing working capital and other general corporate purposes. The Term Facility was set to mature no later than December 20, 2022. As of April 25, 2020, $300.0 million was outstanding under the Term Facility at an interest rate of 1.87%.
In fiscal 2021, we entered into an amendment, restatement and consolidation of the Amended Credit Agreement and the Term Facility Agreement with various lenders, including MUFG Bank, Ltd, as administrative agent. This amended and restated credit agreement (the “Credit Agreement”), dated February 16, 2021, consists of a $700.0 million revolving credit facility and a $300.0 million term loan facility, and will mature no later than February 2024. We used the facilities to refinance and consolidate the Amended Credit Agreement and the Term Facility Agreement, pay the fees and expenses incurred therewith, and finance our ongoing working capital and other general corporate purposes.
As of April 24, 2021, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.36%, and $53.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.34%.
On March 16, 2021, our Board of Directors approved a new share repurchase authorization for up to $500 million of our company's common stock through March 16, 2024, replacing the March 2018 share repurchase authorization for up to $500 million of common stock which had expired and under which no repurchases had been made. As of April 24, 2021, $500 million remains available under the current repurchase authorization.
We have $143.2 million in cash and cash equivalents as of April 24, 2021, of which $86.1 million is in foreign bank accounts. See Note 11 to the Consolidated Financial Statements for further information regarding our intention to permanently reinvest these funds. Included in cash and cash equivalents as of April 24, 2021 is $36.8 million of cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. See Note 4 to the Consolidated Financial Statements for further information.
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG Bank, Ltd. ("MUFG") serving as the agent. We utilize PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. The capacity under the agreement with MUFG at April 24, 2021 was $525 million.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II, a consolidated, wholly owned subsidiary, sells financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. The capacity under the agreement with Fifth Third at April 24, 2021 was $100 million.
Our financing business is described in further detail in Note 4 to the Consolidated Financial Statements.

Contractual Obligations
A summary of our contractual obligations as of April 24, 2021 follows (in thousands):

	Payments due by year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt principal	$591,250	$100,750	$333,000	$117,500	$40,000
Long-term debt interest	49,378	16,158	23,067	7,121	3,032
Operating leases	84,879	34,304	40,690	8,557	1,328
Total	$725,507	$151,212	$396,757	$133,178	$44,360
As of April 24, 2021 our gross liability for uncertain tax positions, including interest and penalties, was $12.9 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.
For a more complete description of our contractual obligations, see Notes 9 and 10 to the Consolidated Financial Statements.
Outlook
The COVID-19 pandemic and measures taken in response thereto have had, and may continue to have, a significant impact on our businesses. Beginning in March 2020, across our markets authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns, and continued to implement such measures as new waves of infection developed. These measures had negative impacts on consumer spending and business spending habits, that adversely impacted our financial results and the financial results of our customers, suppliers and business partners during fiscal 2021, and are expected to continue to have negative impacts into fiscal 2022.
In our markets of the U.S., Canada, and the UK, restrictive measures have now been lifted or are expected to be lifted soon, sometimes subject to social distancing and capacity restrictions, due to the rapid pace of vaccination and improving local case rates. However, other areas around the world continue to suffer. Concerns remain that our markets could see a resurgence of cases triggering another shutdown, for example due to the emergence of a variant not effected by existing vaccines. In addition, COVID-19 continues to have a material effect on the macroeconomic environment, and there is continued uncertainty around its duration and ultimate impact.
We cannot accurately estimate how long and to what extent COVID-19 will continue to impact our business. Although we have experienced reduced demand in certain areas of our business, we are unable to predict how significantly the pandemic will reduce future demand for services provided by dentists and veterinarians, the effect of such decreased demand on the demand for the dental and companion animal products and services we distribute, or the impact of the pandemic on the overall healthcare infrastructure and economic outlook in the United States, Canada or the United Kingdom.
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
Working Capital Management
The following table summarizes our average accounts receivable days sales outstanding and average annual inventory turnover for the past three fiscal years:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Days sales outstanding	25.9	29.1	36.5
Inventory turnover	6.1	5.4	5.3
Foreign Operations
We derive foreign sales from Dental operations in Canada, and Animal Health operations in Canada and the U.K. Fluctuations in currency exchange rates have not significantly impacted earnings, as these fluctuations impact sales, cost of sales and operating expenses. However, changes in exchange rates positively impacted net sales by $28.4 million in fiscal 2021, while they adversely affected net sales by $21.9 million and $24.3 million in fiscal 2020 and 2019, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.
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
Patterson Advantage Loyalty Program – Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue. As of April 24, 2021, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 89.0% of the maximum potential amount that could be redeemed. We recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
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
Goodwill and Other Indefinite-Lived Intangible Assets – Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Impairment testing for goodwill is done at the reporting unit level, with all goodwill assigned to a reporting unit. We have two reporting units as of April 24, 2021; Dental and Animal Health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units. We assess goodwill for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Any goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
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
In connection with the preparation of these financial statements in the fourth quarter of fiscal 2021, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2021 fourth quarter as the valuation date. We determined that there was no impairment of either goodwill or our indefinite-lived intangible asset.
In connection with the preparation of our fiscal 2020 Form 10-K in the fourth quarter of fiscal 2020, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2020 fourth quarter as the valuation date. We determined that there was no impairment of our indefinite-lived intangible asset. Our annual goodwill impairment test resulted in no impairment to the Dental reporting unit’s goodwill, and a $269.0 million non-cash pre-tax impairment charge of our Animal Health reporting unit’s goodwill.
The decrease in the fair value of the Animal Health reporting unit below its carrying value was mainly the result of a reduction in management’s estimates of future cash flows. Future cash flows were affected by a reduction in future sales volume and operating margins. The sales volume estimate reflected recent sales trends we had experienced. Future operating margins were expected to be lower based on then-current trends in our markets. These trends were driven by customer and vendor consolidation.

Subsequent to the annual test being completed and in connection with the preparation of our fiscal 2020 Form 10-K in the fourth quarter of fiscal 2020, we experienced events and circumstances that indicated that the carrying amount of goodwill may have been further impaired. These events and circumstances included a decline in our projected future earnings and a sustained decrease in our share price. As such, we tested our goodwill for impairment as of the beginning of our fiscal April 2020. This test resulted in no impairment to the Dental reporting unit’s goodwill, and a $406.1 million non-cash pre-tax impairment charge of our Animal Health reporting unit’s goodwill.
The decrease in the fair value of the Animal Health reporting unit subsequent to the annual goodwill impairment test was caused by additional reductions in management’s estimates of future cash flows, driven by reduced sales volumes, as well as reduced EBITDA multiples of comparable companies. These estimates and market multiples were negatively affected by COVID-19. In fiscal 2020, the animal health industry experienced a reduction in sales volume as a result of stay at home and shelter in place orders, as well as a result of meat packing plant closures. Our future cash flow estimates for this business unit in fiscal 2020 reflected the long-term impact of COVID-19.
As of April 25, 2020, our Animal Health reporting unit had no remaining goodwill as a result of the total goodwill impairment charges recorded in fiscal 2020 of $675.1 million.
Long-Lived Assets – Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of customer relationships, trade names and trademarks. When impairment exists, the related assets are written down to fair value using level 3 inputs, as discussed further in Note 6 to the Consolidated Financial Statements.
Development Costs of Software to be Sold - At the end of each fiscal quarter, we compare the unamortized capitalized costs of software to be sold to its net realizable value. If the unamortized amount exceeds the net realizable value, an impairment is recorded for this amount of that asset shall be written off. If the unamortized capitalized costs are less than the net realizable value of that asset, then there is no impairment.
Related Party Transactions – We have interests in a number of entities that are accounted for using the equity method. During fiscal 2021, 2020 and 2019 we made purchases of $110.2 million, $94.2 million and $87.9 million from these entities, respectively. During fiscal 2021, 2020 and 2019, we recorded net sales of $93.6 million, $110.3 million and $74.5 million to these entities, respectively.
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
Subsequent Events
During the first quarter of fiscal 2022, we entered into an agreement to sell a portion of one of our investments, which we expect to close in the first quarter of fiscal 2022. We expect to receive cash proceeds of approximately $54.0 million, and to record a pre-tax gain of approximately $28.0 million in other income, net in our consolidated statements of operations and other comprehensive income (loss) as a result of this transaction. Also related to this transaction, we expect to record a non-cash gain in the first quarter of fiscal 2022 related to the remaining portion of this investment.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are exposed to market risk consisting of foreign currency rate fluctuations and changes in interest rates.
We are exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although we do not currently have foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have changed net sales by approximately $94.1 million for the fiscal year ended April 24, 2021. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. We estimate that if foreign currency exchange rates changed by 10%, the impact would have been approximately $3.0 million to income (loss) before taxes for the fiscal year ended April 24, 2021.
The Credit Agreement consists of a $300.0 million term loan facility and a $700.0 million revolving credit facility, which will mature no later than February 2024. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Credit Agreement. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $3.5 million annual impact on our income (loss) before taxes.
Our earnings are also affected by fluctuations in short-term interest rates through the investment of cash balances and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a bank that provide for pricing based on variable interest rates.
When considering the exposure under the agreements whereby we sell equipment finance contracts to both a commercial paper conduit and bank, we have the ability to select pricing based on interest rates ranging from 30 day LIBOR up to twelve month LIBOR. In addition, the majority of the portfolio of installment contracts generally turns over in less than 48 months, and we can adjust the rate we charge on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, we use an interest rate curve that approximates the maturity period of the then-outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contract sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets. In fiscal 2019, we entered into forward interest rate swap agreements in order to hedge against interest rate fluctuations that impact the amount of net sales we record related to these contracts. These interest rate swap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs. As a result of entering into these interest rate swap agreements, we estimate that a 10% change in interest rates would have less than a $1.0 million annual impact on our income (loss) before taxes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Patterson Companies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Patterson Companies, Inc. internal control over financial reporting as of April 24, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Patterson Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 24, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Patterson Companies, Inc. (the Company) as of April 24, 2021 and April 25, 2020, the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended April 24, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated June 23, 2021 expressed an unqualified opinion thereon.
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
June 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Patterson Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. (the Company) as of April 24, 2021 and April 25, 2020, the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended April 24, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 24, 2021 and April 25, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 24, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 24, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 23, 2021 expressed an unqualified opinion thereon.
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

Capitalized development costs of software to be sold impairment

Description of the Matter
At April 24, 2021, the Company’s capitalized development costs of software to be sold was $68.2 million. As discussed in Note 1 of the consolidated financial statements, at the end of each fiscal quarter these unamortized capitalized costs of software to be sold are compared to its net realizable value. If the unamortized capitalized costs are less than the net realizable value of that asset, then there is no impairment.

Auditing management’s comparison of unamortized capitalized development costs of software to be sold to its net realizable value was complex and highly judgmental due to the significant estimation required in determining the net realizable value of the asset. For software to be sold, the estimate of the net realizable value was sensitive to significant assumptions, such as forecasted revenue and related revenue growth rates, gross margin and operating expenses as a percentage of revenue assumptions, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to compare unamortized capitalized costs of software to be sold to its net realizable value, including controls over management’s budgeting and forecasting process used to develop the projected future revenue, gross margins and operating expenses used in the fair value estimates, as well as controls over management’s review of the significant data and assumptions described above.

To test the estimated fair value of the unamortized capitalized development costs of software to be sold, we performed audit procedures that included, among others, assessing the valuation methodologies used by management and testing the significant assumptions discussed above. We compared the significant assumptions used by management to current industry, market and economic trends, as well as other relevant factors. We assessed the reasonableness of forecasted future revenue by comparing the forecasts to historical software sales results. We also performed sensitivity analyses of significant assumptions to evaluate the significance of changes in the recoverability that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1985.
Minneapolis, Minnesota
June 23, 2021

PATTERSON COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 24, 2021	April 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$143,244	$77,944
Receivables, net of allowance for doubtful accounts of $6,138 and $5,123	449,235	416,523
Inventory	736,778	812,194
Prepaid expenses and other current assets	286,672	236,104
Total current assets	1,615,929	1,542,765
Property and equipment, net	219,438	303,725
Operating lease right-of-use assets, net	77,217	79,021
Long-term receivables, net	223,970	214,915
Goodwill, net	139,932	138,724
Identifiable intangibles, net	279,644	313,505
Other non-current assets	195,381	122,695
Total assets	$2,751,511	$2,715,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$609,264	$862,093
Accrued payroll expense	118,425	68,385
Other accrued liabilities	175,975	113,714
Operating lease liabilities	32,252	30,706
Current maturities of long-term debt	100,750	—
Borrowings on revolving credit	53,000	—
Total current liabilities	1,089,666	1,074,898
Long-term debt	487,545	587,766
Non-current operating lease liabilities	48,318	49,854
Deferred income taxes	124,491	134,547
Other non-current liabilities	36,820	31,841
Total liabilities	1,786,840	1,878,906
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 96,813 and 95,947 shares issued and outstanding	968	959
Additional paid-in capital	169,099	146,606
Accumulated other comprehensive loss	(62,592)	(97,039)
Retained earnings	855,741	799,652
Unearned ESOP shares	—	(16,061)
Total Patterson Companies, Inc. stockholders' equity	963,216	834,117
Noncontrolling interests	1,455	2,327
Total stockholders’ equity	964,671	836,444
Total liabilities and stockholders’ equity	$2,751,511	$2,715,350
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Net sales	$5,912,066	$5,490,011	$5,574,523
Cost of sales	4,708,936	4,292,601	4,383,748
Gross profit	1,203,130	1,197,410	1,190,775
Operating expenses	992,523	1,094,474	1,053,059
Goodwill impairment	—	675,055	—
Operating income (loss)	210,607	(572,119)	137,716
Other (expense) income:
Other income, net	13,608	23,499	8,178
Interest expense	(24,284)	(41,787)	(39,666)
Income (loss) before taxes	199,931	(590,407)	106,228
Income tax expense (benefit)	44,822	(1,040)	23,352
Net income (loss)	155,109	(589,367)	82,876
Net loss attributable to noncontrolling interests	(872)	(921)	(752)
Net income (loss) attributable to Patterson Companies, Inc.	$155,981	$(588,446)	$83,628
Earnings (loss) per share attributable to Patterson Companies, Inc.:
Basic	$1.63	$(6.25)	$0.90
Diluted	$1.61	$(6.25)	$0.89
Weighted average shares:
Basic	95,599	94,154	92,755
Diluted	96,664	94,154	93,484
Dividends declared per common share	$1.04	$1.04	$1.04
Comprehensive income (loss)
Net income (loss)	$155,109	$(589,367)	$82,876
Foreign currency translation gain (loss)	33,405	(14,062)	(15,583)
Cash flow hedges, net of tax	1,042	7,999	2,288
Comprehensive income (loss)	$189,556	$(595,430)	$69,581
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling interests	Total
	Number	Amount
Balance at April 28, 2018	94,756	$948	$103,776	$(74,974)	$1,497,766	$(65,726)	$—	$1,461,790
Foreign currency translation	—	—	—	(15,583)	—	—	—	(15,583)
Cash flow hedges	—	—	—	2,288	—	—	—	2,288
Net income (loss)	—	—	—	—	83,628	—	(752)	82,876
Dividends declared	—	—	—	—	(97,898)	—	—	(97,898)
Common stock issued and related tax benefits	516	5	7,999	—	—	—	—	8,004
Stock based compensation	—	—	19,685	—	—	—	—	19,685
ESOP activity	—	—	—	—	—	15,345	—	15,345
Increase from asset acquisition	—	—	—	—	—	—	4,000	4,000
Balance at April 27, 2019	95,272	953	131,460	(88,269)	1,483,496	(50,381)	3,248	1,480,507
Foreign currency translation	—	—	—	(14,062)	—	—	—	(14,062)
Cash flow hedges	—	—	—	7,999	—	—	—	7,999
Net loss	—	—	—	—	(588,446)	—	(921)	(589,367)
Dividends declared	—	—	—	—	(99,552)	—	—	(99,552)
Common stock issued and related tax benefits	675	6	(7,790)	—	—	—	—	(7,784)
Stock based compensation	—	—	22,936	—	—	—	—	22,936
ESOP activity	—	—	—	—	—	34,320	—	34,320
Adoption of ASU 2016-02	—	—	—	—	1,447	—	—	1,447
Adoption of ASU 2018-02	—	—	—	(2,707)	2,707	—	—	—
Balance at April 25, 2020	95,947	959	146,606	(97,039)	799,652	(16,061)	2,327	836,444
Foreign currency translation	—	—	—	33,405	—	—	—	33,405
Cash flow hedges	—	—	—	1,042	—	—	—	1,042
Net income (loss)	—	—	—	—	155,981	—	(872)	155,109
Dividends declared	—	—	—	—	(99,892)	—	—	(99,892)
Common stock issued and related tax benefits	866	9	1,270	—	—	—	—	1,279
Stock based compensation	—	—	21,223	—	—	—	—	21,223
ESOP activity	—	—	—	—	—	16,061	—	16,061
Balance at April 24, 2021	96,813	$968	$169,099	$(62,592)	$855,741	$—	$1,455	$964,671
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Operating activities:
Net income (loss)	$155,109	$(589,367)	$82,876
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	41,669	44,981	44,371
Amortization	37,227	37,201	38,402
Investment gain	—	(34,334)	—
Goodwill impairment	—	675,055	—
Bad debt expense	2,559	2,008	7,333
Non-cash employee compensation	30,488	37,354	33,425
Accelerated amortization of debt issuance costs on early retirement of debt	—	8,984	—
Deferred income taxes	(10,760)	(31,800)	10,762
Non-cash losses (gains) and other, net	1,318	—	—
Change in assets and liabilities:
Receivables	(916,694)	(540,065)	(205,715)
Inventory	91,193	(59,258)	11,547
Accounts payable	(268,338)	219,613	44,189
Accrued liabilities	85,849	25,474	512
Long term receivables	(5,801)	(7,156)	(4,373)
Other changes from operating activities, net	25,662	(32,234)	(15,171)
Net cash (used in) provided by operating activities	(730,519)	(243,544)	48,158
Investing activities:
Additions to property and equipment	(25,788)	(41,809)	(60,734)
Collection of deferred purchase price receivables	833,958	540,944	402,367
Other investing activities	2,493	—	(906)
Net cash provided by investing activities	810,663	499,135	340,727
Financing activities:
Dividends paid	(75,183)	(100,442)	(99,468)
Proceeds from issuance of long-term debt	—	300,000	—
Debt issuance costs	—	(3,300)	—
Payments on long-term debt	—	(460,840)	(249,542)
Draw on (payments on) revolving credit	53,000	—	(16,000)
Other financing activities	(462)	(6,647)	9,764
Net cash used in financing activities	(22,645)	(271,229)	(355,246)
Effect of exchange rate changes on cash	7,801	(2,064)	(977)
Net change in cash and cash equivalents	65,300	(17,702)	32,662
Cash and cash equivalents at beginning of period	77,944	95,646	62,984
Cash and cash equivalents at end of period	$143,244	$77,944	$95,646
Supplemental disclosures:
Income taxes paid	$48,924	$12,021	$17,530
Interest paid	15,234	25,742	31,045
Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$900,578	$707,395	$430,858
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 24, 2021
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2021, 2020 and 2019 ended on April 24, 2021, April 25, 2020 and April 27, 2019, respectively, and all years consisted of 52 weeks. Fiscal 2022 will end on April 30, 2022 and will consist of 53 weeks.
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
Inventory
Inventory consists of merchandise held for sale and is stated at the lower of cost or market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory and freight costs incurred in connection with the delivery of product to our distribution centers and our other locations. Cost is determined using the last-in, first-out ("LIFO") method for all inventories, except for foreign inventories, which are valued using the first-in, first-out ("FIFO") method. Inventories valued at LIFO represented 83% and 83% of total inventories at April 24, 2021 and April 25, 2020, respectively.
The accumulated LIFO reserve was $120,775 at April 24, 2021 and $99,726 at April 25, 2020. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.
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
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Impairment testing for goodwill is done at the reporting unit level, with all goodwill assigned to a reporting unit. We have two reporting units as of April 24, 2021; Dental and Animal Health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units. We assess goodwill for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Any goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
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
In connection with the preparation of these financial statements in the fourth quarter of fiscal 2021, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2021 fourth quarter as the valuation date. We determined that there was no impairment of either goodwill or our indefinite-lived intangible asset.
In connection with the preparation of our fiscal 2020 Form 10-K in the fourth quarter of fiscal 2020, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2020 fourth quarter as the valuation date. We determined that there was no impairment of our indefinite-lived intangible asset. Our annual goodwill impairment test resulted in no impairment to the Dental reporting unit’s goodwill, and a $269,000 non-cash pre-tax impairment charge of our Animal Health reporting unit’s goodwill.
The decrease in the fair value of the Animal Health reporting unit below its carrying value was mainly the result of a reduction in management’s estimates of future cash flows. Future cash flows were affected by a reduction in future sales volume and operating margins. The sales volume estimate reflected recent sales trends we had experienced. Future operating margins are expected to be lower based on then-current trends in our markets. These trends were driven by customer and vendor consolidation.
Subsequent to the annual test being completed and in connection with the preparation of our fiscal 2020 Form 10-K in the fourth quarter of fiscal 2020, we experienced events and circumstances that indicated that the carrying amount of goodwill may have been further impaired. These events and circumstances included a decline in our projected future earnings and a sustained decrease in our share price. As such, we tested our goodwill for impairment as of the beginning of our fiscal April 2020. This test resulted in no impairment to the Dental reporting unit’s goodwill, and a $406,055 non-cash pre-tax impairment charge of our Animal Health reporting unit’s goodwill.
The decrease in the fair value of the Animal Health reporting unit subsequent to the annual goodwill impairment test was caused by additional reductions in management’s estimates of future cash flows, driven by reduced sales volumes, as well as reduced EBITDA multiples of comparable companies. These estimates and market multiples were negatively affected by COVID-19. In fiscal 2020, the animal health industry experienced a reduction in sales volume as a result of stay at home and shelter in place orders, as well as a result of meat packing plant closures. Our future cash flow estimates for this business unit in fiscal 2020 reflected the long-term impact of COVID-19.
As of April 25, 2020, our Animal Health reporting unit had no remaining goodwill as a result of the total goodwill impairment charges recorded in fiscal 2020 of $675,055.

Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of customer relationships, trade names and trademarks. When impairment exists, the related assets are written down to fair value using level 3 inputs, as discussed further in Note 6.
Other Non-current Assets

	April 24, 2021	April 25, 2020
Investments	$105,522	$102,715
Development costs of software to be sold	68,156	—
Other	21,703	19,980
Other non-current assets	$195,381	$122,695
During fiscal 2021, we recorded $2,346 of amortization expense related to the development costs of software to be sold in cost of sales within the consolidated statements of operations and other comprehensive income (loss) .
Development Costs of Software to be Sold
At the end of each fiscal quarter, we compare the unamortized capitalized costs of software to be sold to its net realizable value. If the unamortized amount exceeds the net realizable value, an impairment is recorded for this amount of that asset shall be written off. If the unamortized capitalized costs are less than the net realizable value of that asset, then there is no impairment.
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
Contract asset balances as of April 24, 2021 and April 25, 2020 were $2,491 and $1,586, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At April 24, 2021 and April 25, 2020, contract liabilities of $23,526 and $21,205 were reported in other accrued liabilities, respectively. During the fiscal year ended April 24, 2021, we recognized $18,302 of the amount previously deferred at April 25, 2020.
Patterson Advantage Loyalty Program
The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program are recognized as contra-revenue. As of April 24, 2021, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 89.0% of the maximum potential amount that could be redeemed. We recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
Freight and Delivery Charges
Freight and delivery charges are included in cost of sales in the consolidated statements of operations and other comprehensive income (loss).
Advertising
We expense all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total net advertising and promotional expenses were $134, $5,793 and $8,356 for fiscal 2021, 2020 and 2019, respectively. There were no deferred direct-marketing expenses included in the consolidated balance sheets as of April 24, 2021 and April 25, 2020.
Related Party Transactions
We have interests in a number of entities that are accounted for using the equity method. During fiscal 2021, 2020 and 2019, we made purchases of $110,210, $94,238 and $87,944 from these entities, respectively. During fiscal 2021, 2020 and 2019, we recorded net sales of $93,577, $110,262 and $74,489 to these entities, respectively.
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
Other Income, Net

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Gain on investment	$—	$34,334	$4,477
Gain (loss) on interest rate swap agreements	1,151	(18,712)	(2,903)
Investment income and other	12,457	7,877	6,604
Other income, net	$13,608	$23,499	$8,178
Comprehensive Income (Loss)
Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income (loss) are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedge losses was $321, $2,460 and $620 for fiscal 2021, 2020 and 2019, respectively.
Earnings (Loss) Per Share ("EPS")
The amount of basic EPS is computed by dividing net income (loss) attributable to Patterson Companies, Inc. by the weighted average number of outstanding common shares during the period. The amount of diluted EPS is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive, during the period.

The following table sets forth the denominator for the computation of basic and diluted EPS. There were no material adjustments to the numerator.

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Denominator for basic EPS – weighted average shares	95,599	94,154	92,755
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	1,065	—	729
Denominator for diluted EPS – weighted average shares	96,664	94,154	93,484
Potentially dilutive securities representing 1,014, 2,517 and 1,792 shares for fiscal 2021, 2020 and 2019, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
For the fiscal year ended April 25, 2020, 905 incremental shares related to dilutive securities were not included in the diluted EPS calculation because we reported a loss for this period. Shares related to dilutive securities have an anti-dilutive impact on EPS when a net loss is reported and therefore are not included in the calculation.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021 issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope”. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as LIBOR which is being phased out beginning at the end of 2021, to alternate reference rates. These standards were effective upon issuance. We are evaluating the optional relief guidance provided within these ASUs, and are reviewing our debt securities, derivative instruments and customer financing contracts that currently utilize LIBOR as the reference rate.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740)". This ASU will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistent application of, and simplify U.S. GAAP for other areas of Topic 740. We will adopt the new guidance in the first quarter of fiscal 2022, but do not anticipate any material changes to our consolidated balance sheet or consolidated statement of operations and other comprehensive income (loss).

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted the new guidance in the first quarter of fiscal 2021, and it did not have a material effect on our consolidated balance sheet or consolidated statement of operations and other comprehensive income (loss).
2. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following:

	April 24, 2021	April 25, 2020
Cash on hand	$141,546	$74,553
Money market funds	1,698	3,391
Total	$143,244	$77,944
Cash on hand is generally in interest earning accounts. Included in cash and cash equivalents in the consolidated balance sheets are $36,771 and $21,830 as of April 24, 2021 and April 25, 2020, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. See Note 4 for additional information.
3. Receivables Securitization Program
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of April 24, 2021, of which $200,000 was utilized.
We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of April 24, 2021 and April 25, 2020, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the consolidated balance sheets were $384,950 and $305,020, respectively. Sales of trade receivables under this facility were $3,171,456, $2,068,409, and $1,667,449, and cash collections from customers on receivables sold were $3,094,060, $2,128,394 and $1,445,926 during the fiscal years ended 2021, 2020 and 2019, respectively.
The DPP receivable is recorded at fair value within the consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the consolidated statements of operations and other comprehensive income (loss), we recorded a loss of $3,338, $7,242 and $7,622 during fiscal 2021, 2020 and 2019, respectively, related to the Receivables.
The following summarizes the activity related to the DPP receivable:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Beginning DPP receivable balance	$117,327	$57,238	$—
Non-cash additions to DPP receivable	768,619	552,751	408,565
Cash collections on DPP receivable	(701,947)	(492,662)	(351,327)
Ending DPP receivable balance	$183,999	$117,327	$57,238
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at April 24, 2021 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at April 24, 2021 was $100,000.

We service the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.
The portion of the purchase price for the receivables held by the conduits is deemed a DPP receivable, which is paid to the applicable special purpose entity as payments on the customers’ financing contracts are collected by Patterson from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain on sale of the related receivables and recorded in net sales in the consolidated statements of operations and other comprehensive income (loss). Expenses incurred related to customer financing activities are recorded in operating expenses in our consolidated statements of operations and other comprehensive income (loss).
During fiscal 2021, 2020 and 2019, we sold $369,497, $357,616 and $279,204 of contracts under these arrangements, respectively. In net sales in the consolidated statements of operations and other comprehensive income (loss), we recorded a loss of $2,048 during fiscal 2021, and a gain of $43,919 and $16,883 during fiscal 2020 and 2019, respectively, related to these contracts sold. Cash collections on financed receivables sold were $401,535, $346,077 and $369,588 during the fiscal years ended 2021, 2020 and 2019, respectively.
Included in cash and cash equivalents in the consolidated balance sheets are $36,771 and $21,830 as of April 24, 2021 and April 25, 2020, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the consolidated balance sheets are $50,638 and $21,391 as of April 24, 2021 and April 25, 2020, respectively, of finance contracts we have not yet sold. A total of $646,503 of finance contracts receivable sold under the arrangements was outstanding at April 24, 2021. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following summarizes the activity related to the DPP receivable:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Beginning DPP receivable balance	$228,019	$121,657	$150,404
Non-cash additions to DPP receivable	131,959	154,644	22,293
Cash collections on DPP receivable	(132,011)	(48,282)	(51,040)
Ending DPP receivable balance	$227,967	$228,019	$121,657
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at April 24, 2021.
5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 24, 2021, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2028. We sold an identical interest rate cap to the same bank. As of April 24, 2021, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of November 2027. We sold an identical interest rate cap to the same bank.
These interest rate cap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change in fair value as income or expense during the period in which the change occurs.
In January 2014, we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for it as a cash flow hedge, in order to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015. These notes were repaid on March 25, 2015 and replaced with new

$250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount is recorded in other comprehensive income (loss), net of tax, and is recognized as interest expense over the life of the related debt. In fiscal 2020, we repaid certain indebtedness, resulting in accelerating a portion of this interest expense and recording a pre-tax non-cash charge of $8,134. See Note 10 for additional information.
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
As of April 25, 2020, the remaining notional amount for interest rate swap agreements was $634,029, with the latest maturity date in fiscal 2027. During fiscal 2021, we entered into forward interest rate swap agreements with a notional amount of $281,778. As of April 24, 2021, the remaining notional amount for interest rate swap agreements was $653,122, with the latest maturity date in fiscal 2028.
Net cash payments of $9,373 and $1,881 were made in fiscal 2021 and 2020, respectively, to settle a portion of our liabilities related to these interest rate swap agreements. These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash (used in) provided by operating activities.
The following presents the fair value of derivative instruments included in the consolidated balance sheets:

Derivative type	Classification	April 24, 2021	April 25, 2020
Assets:
Interest rate contracts	Other non-current assets	$2,120	$204
Liabilities:
Interest rate contracts	Other accrued liabilities	3,776	6,789
Interest rate contracts	Other non-current liabilities	7,795	13,060
Total liability derivatives		$11,571	$19,849
The following tables present the pre-tax effect of derivative instruments on the consolidated statements of operations and other comprehensive income (loss):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Fiscal Year Ended
Derivatives in cash flow hedging relationships	Statements of operations	April 24, 2021	April 25, 2020	April 27, 2019
Interest rate contracts	Interest expense	$(1,363)	$(10,458)	$(2,908)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statements of operations	April 24, 2021	April 25, 2020	April 27, 2019
Interest rate contracts	Other income, net	$1,151	$(18,712)	$(2,903)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives in fiscal 2021, 2020 or 2019.
We recorded no ineffectiveness during fiscal 2021, 2020 or 2019. As of April 24, 2021, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
6. Fair Value Measurements
Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	April 24, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,698	$1,698	$—	$—
DPP receivable - receivables securitization program	183,999	—	—	183,999
DPP receivable - customer financing	227,967	—	—	227,967
Derivative instruments	2,120	—	2,120	—
Total assets	$415,784	$1,698	$2,120	$411,966
Liabilities:
Derivative instruments	$11,571	$—	$11,571	$—

	April 25, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,391	$3,391	$—	$—
DPP receivable - receivables securitization program	117,327	—	—	117,327
DPP receivable - customer financing	228,019	—	—	228,019
Derivative instruments	204	—	204	—
Total assets	$348,941	$3,391	$204	$345,346
Liabilities:
Derivative instruments	$19,849	$—	$19,849	$—
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
During the fiscal year ended April 25, 2020, we recorded a pre-tax gain of $34,334 related to one of our investments in other income, net in our consolidated statements of operations and other comprehensive income (loss). This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences. As of April 24, 2021 and April 25, 2020, this investment had a carrying value of $51,628 and $51,628, respectively. There were no fair value adjustments to such assets during the fiscal years ended April 24, 2021 or April 27, 2019.
Our debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 24, 2021 and April 25, 2020 was $610,811 and $601,856, respectively, as compared to a carrying value of $588,295 and $587,766 at April 24, 2021 and April 25, 2020, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 24, 2021 and April 25, 2020.
7. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for each of our reportable segments for the fiscal year ended April 24, 2021 were as follows:

	Balance at April 25, 2020	Other Activity	Balance at April 24, 2021
Dental	$138,724	$1,208	$139,932
Animal Health	—	—	—
Corporate	—	—	—
Total	$138,724	$1,208	$139,932
Other activity consists of the impact from foreign currency translation.
Balances of other intangible assets, excluding goodwill, were as follows:

	April 24, 2021			April 25, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unamortized - indefinite lived:
Trade name	$12,300	$—	$12,300	$12,300	$—	$12,300
Amortized - definite lived:
Customer relationships	355,685	159,376	196,309	352,469	135,745	216,724
Trade names and trademarks	133,834	85,221	48,613	132,841	72,681	60,160
Developed technology and other	72,398	49,976	22,422	70,518	46,197	24,321
Total amortized intangible assets	561,917	294,573	267,344	555,828	254,623	301,205
Total identifiable intangible assets	$574,217	$294,573	$279,644	$568,128	$254,623	$313,505
With respect to the amortized intangible assets, future amortization expense is expected to approximate $37,303, $36,928, $36,270, $35,708 and $25,889 for fiscal 2022, 2023, 2024, 2025 and 2026, respectively. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.
8. Property and Equipment

Property and equipment consisted of the following:

	April 24, 2021	April 25, 2020
Land	$12,014	$11,919
Buildings	118,582	119,585
Leasehold improvements	31,125	29,427
Furniture and equipment	188,594	181,986
Computer hardware and software	244,537	226,114
Construction-in-progress (1)	17,665	89,604
Property and equipment, gross	612,517	658,635
Accumulated depreciation	(393,079)	(354,910)
Property and equipment, net	$219,438	$303,725
(1)Includes $6,326 and $68,728 of unamortized development costs of software to be sold as of April 24, 2021 and April 25, 2020, respectively.
9. Leases
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
Total lease costs for the fiscal year ended April 24, 2021 and April 25, 2020 were $34,712 and $36,302, respectively, which include variable lease costs and short-term lease costs, which were immaterial.
The following table presents future maturities of lease liabilities:

2022	$34,304
2023	25,121
2024	15,569
2025	6,731
2026	1,826
After 2026	1,328
Total lease payments	84,879
Less: imputed interest	(4,309)
Present value of lease liabilities	$80,570
The following tables present other supplemental information related to leases:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$37,054	$37,934
Lease assets obtained in exchange for new operating lease liabilities	$50,114	$28,321

	April 24, 2021	April 25, 2020
Weighted-average remaining lease term - operating leases	3.06 years	3.11 years
Weighted-average discount rate - operating leases	3.31%	3.58%

10. Debt
Our long-term debt consisted of the following:

		Carrying Value
	Interest Rate	April 24, 2021	April 25, 2020
Senior notes due fiscal 2022 (1)	3.59%	100,750	100,750
Senior notes due fiscal 2024 (1)	3.74%	33,000	33,000
Senior notes due fiscal 2025 (2)	3.48%	117,500	117,500
Senior notes due fiscal 2028 (3)	3.79%	40,000	40,000
Term loan due fiscal 2024 (4)	1.36%	300,000	300,000
Less: Deferred debt issuance costs		(2,955)	(3,484)
Total debt		588,295	587,766
Less: Current maturities of long-term debt		(100,750)	—
Long-term debt		$487,545	$587,766

(1)Issued in December 2011.
(2)Issued in March 2015.
(3)Issued in March 2018.
(4)Issued in December 2019, amended in February 2021. Interest rate is 1-month LIBOR plus 1.25% as of April 24, 2021.

Future principal payments due, based on stated contractual maturities for our long-term debt, were as follows as of April 24, 2021:

Fiscal Year
2022	$100,750
2023	—
2024	333,000
2025	117,500
2026	—
Thereafter	40,000
Total	$591,250

In fiscal 2017, we entered into an amended credit agreement ("Amended Credit Agreement"), consisting of a $295,075 term loan and a $750,000 revolving line of credit. In March 2019, we permanently reduced the capacity under the revolving line of credit to $500,000. Interest on borrowings was variable and was determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, was based on our leverage ratio, as defined in the Amended Credit Agreement. During the quarter ended October 26, 2019, we repaid the remaining $81,558 outstanding under the unsecured term loan.
In December 2019, we entered into a senior unsecured term loan facility agreement (the “Term Facility Agreement”), consisting of a $300,000 term loan. Interest on borrowings was variable and was determined as a base rate plus a spread. This spread was based on our leverage ratio, as defined in the Term Facility Agreement. The proceeds were used to repay certain existing indebtedness, pay fees and expenses incurred in connection with the Term Facility Agreement, and finance our ongoing working capital and other general corporate purposes. The Term Facility was set to mature no later than December 20, 2022. As of April 25, 2020, $300,000 was outstanding under the Term Facility at an interest rate of 1.87%.
In fiscal 2021, we entered into an amendment, restatement and consolidation of the Amended Credit Agreement and the Term Facility Agreement with various lenders, including MUFG Bank, Ltd, as administrative agent. This amended and restated credit agreement (the “Credit Agreement”), dated February 16, 2021, consists of a $700,000 revolving credit facility and a $300,000 term loan facility, and will mature no later than February 2024. We used the facilities to refinance and consolidate the Amended Credit Agreement and the Term Facility Agreement, pay the fees and expenses incurred therewith, and finance our ongoing working capital and other general corporate purposes.

As of April 24, 2021, $300,000 was outstanding under the Credit Agreement term loan at an interest rate of 1.36% and $53,000 was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.34%.
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
We are subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We were in compliance with the covenants under our debt agreements as of April 24, 2021.
11. Income Taxes
The components of income (loss) before taxes were as follows:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Income (loss) before taxes
United States	$166,251	$(594,431)	$76,035
International	33,680	4,024	30,193
Total	$199,931	$(590,407)	$106,228
Significant components of income tax expense (benefit) were as follows:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Current:
Federal	$36,836	$18,300	$(19)
Foreign	9,975	7,501	9,207
State	8,771	4,959	3,402
Total current expense	55,582	30,760	12,590
Deferred:
Federal	(7,529)	(25,918)	9,709
Foreign	(362)	164	(53)
State	(2,869)	(6,046)	1,106
Total deferred (benefit) expense	(10,760)	(31,800)	10,762
Income tax expense (benefit)	$44,822	$(1,040)	$23,352
U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law. The Tax Act significantly revises the future ongoing U.S. federal corporate income tax by, among other things, lowering the U.S. federal corporate tax rate, implementing a territorial tax system, imposing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on foreign sourced earnings.
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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, includes provisions relating to refundable employment tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These benefits did not materially impact the Company’s effective tax rate for the fiscal years ended April 24, 2021 or April 25, 2020. On December 27, 2020, the Consolidated Appropriations Act was signed into law. The act extended numerous non-income tax benefits from the CARES Act. We are continuing to evaluate these tax related provisions as additional guidance from the Internal Revenue Service and/or state tax authorities becomes available.
Deferred tax assets and liabilities are included in other non-current assets and deferred income taxes on the consolidated balance sheets. Significant components of our deferred tax assets (liabilities) were as follows:

	April 24, 2021	April 25, 2020
Deferred tax assets:
Capital accumulation plan	$1,051	$2,541
Inventory related items	12,250	10,354
Bad debt allowance	1,416	1,857
Stock-based compensation expense	7,036	7,486
Interest rate swap	1,261	1,580
Foreign tax credit	7,112	7,248
Lease liability	16,153	16,572
Other	242	2,945
Gross deferred tax assets	46,521	50,583
Less: Valuation allowance	(15,960)	(14,886)
Total net deferred tax assets	30,561	35,697
Deferred tax liabilities
LIFO reserve	(25,913)	(32,630)
Amortizable intangibles	(61,023)	(69,254)
Goodwill	(13,902)	(11,848)
Property and equipment, net	(37,967)	(39,999)
Operating lease right-of-use assets, net	(15,547)	(16,195)
Total deferred tax liabilities	(154,352)	(169,926)
Deferred net long-term income tax liability	$(123,791)	$(134,229)
At April 24, 2021, we had a U.S. foreign tax credit asset that will expire in five years. In addition, we have deferred tax assets which would give rise to tax capital losses if triggered in the future. These losses can only be used against capital gain income. At this time, we believe that it is more likely than not that the foreign tax credit and potential capital loss carryforward attributes totaling $15,960 will not be fully utilized prior to expiration. As a result, a full valuation allowance has been established against these assets.
With regard to unremitted earnings of foreign subsidiaries generated after December 31, 2017, we do not currently provide for U.S. taxes since we intend to reinvest such undistributed earnings indefinitely outside of the United States. We continue to apply ASC 740 based on the provisions of the tax law that were in effect immediately prior to the enactment of the new law.

Income tax expense (benefit) varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below.

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Tax at U.S. statutory rate	$41,984	$(123,987)	$22,306
State tax provision, net of federal benefit	5,400	(466)	3,492
Effect of foreign taxes	2,594	7,277	2,728
Goodwill impairment	—	107,999	—
Legal settlement	—	11,088	—
ESOP	(2,286)	(2,393)	(2,465)
Other permanent differences	808	1,533	1,074
Tax reform	—	—	(2,686)
Other	(3,678)	(2,091)	(1,097)
Income tax expense (benefit)	$44,822	$(1,040)	$23,352
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
As of April 24, 2021 and April 25, 2020, Patterson’s gross unrecognized tax benefits were $10,866 and $11,740, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $2,055 and $2,113, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other non-current liabilities on the consolidated balance sheets.
A summary of the changes in the gross amounts of unrecognized tax benefits is shown below.

	April 24, 2021	April 25, 2020
Balance at beginning of period	$11,740	$13,035
Additions for tax positions related to the current year	1,264	1,182
Additions for tax positions of prior years	20	218
Reductions for tax positions of prior years	(220)	(37)
Statute expirations	(1,938)	(2,289)
Settlements	—	(369)
Balance at end of period	$10,866	$11,740
We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 24, 2021 and April 25, 2020, we had recorded $2,026 and $1,968, respectively, for interest and penalties. These amounts are also included in other non-current liabilities on the consolidated balance sheets. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 24, 2021, we recorded as part of tax expense $218 related to an increase in our estimated liability for interest and penalties.
Patterson files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. During fiscal 2021, the Internal Revenue Service (“IRS”) concluded an audit of fiscal year ended April 28, 2018. The IRS has either examined or waived examination for all periods up to and including our fiscal year ended April 28, 2018. In addition to the IRS, periodically, state, local and foreign income tax returns are examined by various taxing authorities. We do not believe that the outcome of these various examinations will have a material adverse impact on our financial statements.

12. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During fiscal 2021 and 2020, net loss attributable to the noncontrolling interest was $872 and $921, respectively, resulting in noncontrolling interests of $1,455 on the consolidated balance sheets at April 24, 2021.
13. Segment and Geographic Data
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment and software, turnkey digital solutions and value-added services to dentists, dental laboratories, institutions, and other healthcare professionals throughout North America. Animal Health is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results. Corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment and long-term receivables. We evaluate segment performance based on operating income (loss). The costs to operate the fulfillment centers are allocated to the business units based on the through-put of the unit.
The following tables present information about our reportable segments and the geographic areas in which we operate:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Consolidated net sales
United States	$4,877,070	$4,554,345	$4,638,184
United Kingdom	677,910	608,320	597,953
Canada	357,086	327,346	338,386
Total	$5,912,066	$5,490,011	$5,574,523
Dental net sales
United States	$2,107,521	$1,900,539	$1,989,875
Canada	219,500	201,383	201,915
Total	$2,327,021	$2,101,922	$2,191,790
Animal Health net sales
United States	$2,744,498	$2,601,970	$2,620,104
United Kingdom	677,910	608,320	597,953
Canada	137,586	125,963	136,471
Total	$3,559,994	$3,336,253	$3,354,528
Corporate net sales
United States	$25,051	$51,836	$28,205
Total	$25,051	$51,836	$28,205

	Fiscal Year Ended
	April 24, 2021	April 25, 2020 [1]	April 27, 2019 [1]
Consolidated net sales
Consumable	$4,748,441	$4,374,829	$4,488,224
Equipment and software	822,267	749,390	753,937
Value-added services and other	341,358	365,792	332,362
Total	$5,912,066	$5,490,011	$5,574,523
Dental net sales
Consumable	$1,314,261	$1,141,189	$1,221,022
Equipment and software	731,132	677,677	694,996
Value-added services and other	281,628	283,056	275,772
Total	$2,327,021	$2,101,922	$2,191,790
Animal Health net sales
Consumable	$3,434,180	$3,233,640	$3,267,202
Equipment and software	91,135	71,713	58,941
Value-added services and other	34,679	30,900	28,385
Total	$3,559,994	$3,336,253	$3,354,528
Corporate net sales
Value-added services and other	$25,051	$51,836	$28,205
Total	$25,051	$51,836	$28,205
1 Certain sales were reclassified between categories to conform to the current period presentation.

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Operating income (loss)
Dental	$201,244	$168,304	$179,236
Animal Health	88,123	(594,743)	81,472
Corporate	(78,760)	(145,680)	(122,992)
Consolidated operating income (loss)	$210,607	$(572,119)	$137,716

Depreciation and amortization
Dental	$7,774	$8,434	$8,792
Animal Health	45,771	49,958	49,362
Corporate	23,004	23,790	24,619
Consolidated depreciation and amortization	$76,549	$82,182	$82,773

	April 24, 2021	April 25, 2020
Property and equipment, net
United States	$209,361	$294,169
United Kingdom	2,471	2,030
Canada	7,606	7,526
Total property and equipment, net	$219,438	$303,725

	April 24, 2021	April 25, 2020
Total assets
Dental	$863,718	$704,216
Animal Health	1,391,892	1,485,284
Corporate	495,901	525,850
Total assets	$2,751,511	$2,715,350

14. Stockholders’ Equity
Dividends
The following table presents our declared cash dividends per share on our common stock for the past three years. Dividends were declared and paid in the same period during fiscal 2020 and 2019. In fiscal 2021, dividends were declared in the period presented and paid in the following quarter.

	Quarter
Fiscal year	1	2	3	4
2021	$0.26	$0.26	$0.26	$0.26
2020	0.26	0.26	0.26	0.26
2019	0.26	0.26	0.26	0.26
Share Repurchases
During fiscal 2021, 2020 and 2019, we had no repurchases of shares of our common stock.
On March 16, 2021, the Board of Directors authorized a $500,000 share repurchase program through March 16, 2024. As of April 24, 2021, $500,000 remains available under the current repurchase authorization.
ESOP
In 1990, Patterson’s Board of Directors adopted a leveraged ESOP. In fiscal 1991, under the provisions of the plan and related financing arrangements, Patterson loaned the ESOP $22,000 (the “1990 note”) for the purpose of acquiring its then outstanding preferred stock, which was subsequently converted to common stock. The Board of Directors determines the contribution from the Company to the ESOP annually. The contribution is used to retire a portion of the debt, which triggers a release of shares that are then allocated to the employee participants. Shares of stock acquired by the plan are allocated to each participant who has completed 1000 hours of service during the plan year. In fiscal 2011, the final payment on the 1990 note was made and all remaining shares were released for allocation to participants.
In fiscal 2002, Patterson’s ESOP and an ESOP sponsored by the Thompson Dental Company (“Thompson”) were used to facilitate the acquisition and merger of Thompson into Patterson. The net result of this transaction was an additional loan of $12,612 being made to the ESOP and the ESOP acquiring 666 shares of common stock. The loan bore interest at then-current rates, but principal did not begin to amortize until fiscal 2012. Beginning in fiscal 2012 and through fiscal 2020, an annual payment of $200 plus interest was due. In fiscal 2021, a final payment of the outstanding principal and interest balance was due and was made. Of the 666 shares issued in the transaction, 98 were previously allocated to Thompson employees. The remaining 568 shares began to be allocated in fiscal 2004 as interest was paid on the loan.

In September 2006, we entered into a third loan agreement with the ESOP and loaned $105,000 (the “2006 note”) for the sole purpose of enabling the ESOP to purchase shares of our common stock. The ESOP purchased 3,160 shares with the proceeds from the 2006 note. Interest on the unpaid principal balance accrued at a rate equal to six-month LIBOR, with the rate resetting semi-annually. Interest payments were not required during the period from and including September 11, 2006 through April 30, 2010. On April 30, 2010, accrued and unpaid interest was added to the outstanding principal balance under the note, with interest thereafter accruing on the increased principal amount. Unpaid interest accruing after April 30, 2010 was due and payable on each successive April 30. In fiscal 2021, a final payment of the outstanding principal and interest balance was made. In fiscal 2012, Patterson contributed $20,214 to the ESOP, which then purchased 844 shares for allocation to the participants. No shares secured by the 2006 note were released prior to fiscal 2011.
At April 24, 2021, a total of 9,992 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $321,153. Related to the shares from the Thompson transaction, committed-to-be-released shares were 379 and no suspense shares remain. Finally, with respect to the 2006 note, committed-to-be-released shares were 230 and no suspense shares remain.
Unearned ESOP shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. During fiscal 2021, 2020 and 2019, the compensation expense recognized related to the ESOP was $9,265, $14,419 and $13,740, respectively.
In fiscal 2021, we allocated the remaining suspense shares to eligible ESOP participants. We will recognize an income tax deduction on the unearned ESOP shares released. Such deductions will be limited to the ESOP’s original cost to acquire the shares. Going forward, we will no longer be contributing to the ESOP and instead will be making cash-based 401(k) contributions.
Dividends on allocated shares are passed through to the ESOP participants.
15. Stock-based Compensation
The consolidated statements of operations and other comprehensive income (loss) for fiscal 2021, 2020 and 2019 include pre-tax (after-tax) stock-based compensation expense of $21,223 ($16,387), $22,935 ($17,789) and $19,685 ($15,588), respectively. Pre-tax expense is included in operating expenses within the consolidated statements of operations and other comprehensive income (loss).
As of April 24, 2021, the total unrecognized compensation cost related to non-vested awards was $23,830, and it is expected to be recognized over a weighted average period of approximately 1.4 years.
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
At April 24, 2021, there were 3,832 shares available for awards under the Incentive Plan.
As a result of the approval of the Incentive Plan, awards are no longer granted under any prior equity incentive plan, but all outstanding awards previously granted under such prior plans will remain outstanding and subject to the terms of such prior plans. At April 24, 2021, there were 382 shares outstanding under prior plans.
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
Stock Option Awards
Stock options granted to employees expire no later than ten years after the date of grant. Awards typically vest over three or five years.
The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Expected dividend yield	4.4%	4.7%	4.5%
Expected stock price volatility	34.6%	26.8%	24.6%
Risk-free interest rate	0.4%	1.8%	2.9%
Expected life (years)	6.0	6.0	6.2
Weighted average grant date fair value per share	$4.60	$3.37	$3.66
The following is a summary of stock option activity:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 25, 2020	2,433	$29.08
Granted	540	23.57
Exercised	(146)	23.29
Canceled	(130)	28.62
Balance as of April 24, 2021	2,697	$28.31	$22,969
Vested or expected to vest as of April 24, 2021	2,655	$28.39	$22,526
Exercisable as of April 24, 2021	1,035	$36.14	$5,718
The weighted average remaining contractual lives of options outstanding and options exercisable as of April 24, 2021 were 7.4 and 6.2 years, respectively.
Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $953, $3,399 and $129, respectively, in fiscal 2021; and $2, $13 and $0, respectively, in fiscal 2019. No stock options were exercised in fiscal 2020.
Restricted Stock
Restricted stock awards and restricted stock units granted to employees generally vest over a three, five or seven year period. Certain restricted stock awards, which are held by branch managers, are subject to accelerated vesting provisions beginning three years after the grant date, based on certain operating goals. Restricted stock awards are also granted to non-employee directors annually and vest over one year. The grant date fair value of restricted stock awards and restricted stock units is based on the closing stock price on the day of the grant. The total fair value of restricted stock awards and restricted stock units that vested in fiscal 2021, 2020 and 2019 was $11,672, $8,788 and $5,683, respectively.
The following is a summary of restricted stock award activity:

	Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 25, 2020	106	$32.71
Granted	33	24.66
Vested	(85)	30.93
Forfeitures	—	—
Outstanding at April 24, 2021	54	$30.63
The following is a summary of restricted stock unit activity:

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 25, 2020	1,216	$27.16
Granted	513	23.62
Vested	(418)	27.82
Forfeitures	(70)	24.24
Outstanding at April 24, 2021	1,241	$25.65
Performance Unit Awards
In fiscal 2021, 2020 and 2019, we granted performance unit awards to certain executives which are earned at the end of a three-year period if certain operating goals are met. The number of shares to be received at vesting related to the fiscal 2021 awards will be determined by performance measured over three successive annual measurement periods and ultimately modified by Patterson's total shareholder return ("TSR") relative to the performance of companies in the S&P Midcap 400 Index measured over a three-year period. We estimate the grant date fair value of the TSR awards using the Monte Carlo valuation model. We recognize expense over the requisite service period based on the outcome that is probable for these awards. The total fair value of performance unit awards that vested in fiscal 2021 was $4,227. No performance unit awards vested in fiscal 2020 and 2019.
The following is a summary of performance unit award activity at target:

	Performance Unit Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 25, 2020	362	$26.38
Granted	146	23.62
Vested	(133)	25.30
Forfeitures and cancellations	(87)	34.80
Outstanding at April 24, 2021	288	$22.94
Employee Stock Purchase Plan ("ESPP")
We sponsor an ESPP under which a total of 9,000 shares have been reserved for purchase by employees. Eligible employees may purchase shares at 85% of the lower of the fair market value of our common stock on the beginning of the annual offering period, or on the end of each quarterly purchase period, which occur on March 31, June 30, September 30 and December 31. The offering periods begin on January 1 of each calendar year and end on December 31 of each calendar year. At April 24, 2021, there were 1,734 shares available for purchase under the ESPP.
We estimate the grant date fair value of shares purchased under our ESPP using the Black-Scholes option pricing valuation model with the following assumptions:

	Fiscal Year Ended
	April 24, 2021	April 25, 2020	April 27, 2019
Expected dividend yield	3.6%	5.1%	5.2%
Expected stock price volatility	51.7%	34.3%	38.6%
Risk-free interest rate	0.1%	1.6%	2.5%
Expected life (years)	0.6	0.6	0.6
Weighted average grant date fair value per share	$8.77	$4.98	$5.21
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
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act. Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs. On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs. On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the U.S. Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommends the dismissal of all claims against individual defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On September 10, 2019, the District Court adopted the Magistrate Judge’s report and recommendation. On September 28, 2020, the District Court granted plaintiffs’ motion to certify the class, appoint class representatives and appoint class counsel. On October 12, 2020, Patterson and the remaining individual defendant, Mr. Anderson, filed a Rule 23(f) petition for interlocutory appeal of the class certification order with the Eighth Circuit Court of Appeals in which the defendants sought clarification of the standard for rebutting the Basic presumption of class-wide reliance in securities class actions. On October 13, 2020, Patterson and Mr. Anderson filed a motion to stay the underlying proceeding with the District Court pending the possibility of interlocutory appeal. On November 9, 2020, the District Court denied defendants’ motion to stay and on November 12, 2020, the Eighth Circuit Court of Appeals denied defendants’ Rule 23(f) petition. On May 17, 2021, Patterson and Mr. Anderson filed a motion for summary judgment and a motion to exclude plaintiff's expert. While the outcome of litigation is inherently uncertain, we believe that the class action complaint is without merit, and we are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements. Patterson has also received, and responded to, requests under Minnesota Business Corporation Act § 302A.461 to inspect corporate books and records relating to the issues raised in the securities class action complaint and certain antitrust litigation.
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

	Quarter Ended
	April 24, 2021	January 23, 2021	October 24, 2020	July 25, 2020
Net sales	$1,561,793	$1,551,268	$1,553,168	$1,245,837
Gross profit	304,405	324,541	320,368	253,816
Operating income (loss)	37,348	61,681	73,706	37,872
Net income (loss)	28,514	48,567	53,826	24,202
Net loss attributable to noncontrolling interests	(241)	(192)	(234)	(205)
Net income (loss) attributable to Patterson Companies, Inc.	$28,755	$48,759	$54,060	$24,407
Earnings (loss) per share attributable to Patterson Companies, Inc.:
Basic	$0.30	$0.51	$0.57	$0.26
Diluted	$0.30	$0.50	$0.56	$0.25

	Quarter Ended
	April 25, 2020 (1)	January 25, 2020	October 26, 2019 (2)	July 27, 2019 (3)
Net sales	$1,286,461	$1,456,155	$1,418,744	$1,328,651
Gross profit	294,032	311,830	301,494	290,054
Operating income (loss)	(614,463)	43,816	(18,146)	16,674
Net income (loss)	(608,797)	22,972	(33,349)	29,807
Net loss attributable to noncontrolling interests	(211)	(255)	(220)	(235)
Net income (loss) attributable to Patterson Companies, Inc.	$(608,586)	$23,227	$(33,129)	$30,042
Earnings (loss) per share attributable to Patterson Companies, Inc.:
Basic	$(6.44)	$0.25	$(0.35)	$0.32
Diluted	$(6.44)	$0.24	$(0.35)	$0.32

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
18. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of April 24, 2021:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 25, 2020	$(5,538)	$(91,501)	$(97,039)
Other comprehensive income before reclassifications	—	33,405	33,405
Amounts reclassified from AOCL	1,042	—	1,042
AOCL at April 24, 2021	$(4,496)	$(58,096)	$(62,592)
The amounts reclassified from AOCL during fiscal 2021 represent gains and losses on cash flow hedges, net of taxes of $321. The impact to the consolidated statements of operations and other comprehensive income (loss) was an increase to interest expense of $1,363 for fiscal 2021.
19. Subsequent Events
During the first quarter of fiscal 2022, we entered into an agreement to sell a portion of one of our investments, which we expect to close in the first quarter of fiscal 2022. We expect to receive cash proceeds of approximately $54,000, and to record a pre-tax gain of approximately $28,000 in other income, net in our consolidated statements of operations and other comprehensive income (loss) as a result of this sale. Also related to this transaction, we expect to record a non-cash gain in the first quarter of fiscal 2022 related to the remaining portion of this investment.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 24, 2021. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of April 24, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 24, 2021. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting as of April 24, 2021.

/s/ Mark S. Walchirk
President and Chief Executive Officer

/s/ Donald J. Zurbay
Chief Financial Officer and Treasurer
The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 24, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 13, 2021 (the “2021 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to Item 1 of Part I of this Form 10-K under the caption “Information About Our Executive Officers.” Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Reports” in the 2021 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2021 Proxy Statement and such information is incorporated by reference herein.
Code of Ethics
We have adopted and published a Code of Conduct, which provides an overview of the laws, regulations, and company policies that apply to our employees and our directors and is intended to comply with applicable NASDAQ Marketplace Rules. Our Code of Conduct is available on our website (www.pattersoncompanies.com) under the section “Investor Relations – Corporate Governance.” We intend to satisfy the disclosure requirement of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website at the address and location specified above.
Item 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the 2021 Proxy Statement. Information regarding director compensation is incorporated herein by reference to the information set forth under the caption “Non-Employee Director Compensation” in the 2021 Proxy Statement. Information regarding the compensation committee and its report is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees - Committee Responsibilities - Our Compensation Committee and Its Report” in the 2021 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2021 Proxy Statement. Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2021 Proxy Statement. Information regarding director independence is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees” in the 2021 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accounting fees and services and pre-approval policies and procedures is incorporated herein by reference to the information set forth under the caption “Proposal No. 4 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2021 Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.
The following Consolidated Financial Statements and supplementary data of Patterson and its subsidiaries are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
Consolidated Statement of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Financial Statement Schedules.
The following financial statement schedule is filed herewith: Schedule II – Valuation and Qualifying Accounts
Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. Exhibits.

Exhibit	Document Description

3.1	Restated Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed December 13, 2013 (File No. 000-20572)).

4.1	Specimen form of Common Stock Certificate (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

4.2	Description of Securities (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572).

10.1	Patterson Companies, Inc. Summary of Material Terms of Management Incentive Compensation Plan for Fiscal 2021 (filed herewith).**

10.2
Patterson Companies, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Annex A to our Definitive Schedule 14A (Proxy Statement), filed August 2, 2019 (File No. 000-20572)).**

10.3
Patterson Dental Company Amended and Restated Employee Stock Ownership Plan, effective May 1, 2001 (incorporated by reference to our Annual Report on Form 10-K, filed July 25, 2002 (File No. 000-20572)).**

10.4	Deferred Profit Sharing Plan for the Employees of Patterson Dental Canada Inc. (incorporated by reference to our Definitive Proxy Statement, filed July 28, 2008 (File No. 000-20572)).**

10.5	Patterson Companies, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement, filed August 7, 2012 (File No. 000-20572)).**

10.6	Patterson Companies, Inc. 2014 Sharesave Plan (incorporated by reference to our Definitive Proxy Statement, filed August 5, 2014 (File No. 000-20572)).**

10.7
Patterson Companies, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to our Definitive Schedule 14A (Proxy Statement), filed August 6, 2018 (File No. 000-20572)).**

10.8	The Executive Nonqualified Excess Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572)).**

10.9	Form of Non-Statutory Stock Option Agreement under the Amended and Restated 2015 Omnibus Incentive Plan (filed herewith). **

10.10	Form of Restricted Stock Unit Agreement for Directors under the Amended and Restated 2015 Omnibus Incentive Plan (filed herewith).**

10.11	Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2015 Omnibus Incentive Plan (filed herewith).**

10.12	Form of Performance Share Unit Award Agreement under the Amended and Restated 2015 Omnibus Incentive Plan (filed herewith).**

10.13
Employment Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated October 23, 2017 (incorporated by reference to our Current Report on Form 8-K, filed October 24, 2017 (File No. 000-20572)).**

10.14
Inducement RSU Award Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated December 1, 2017 (incorporated by reference to our Annual Report on Form 10-K, filed June 27, 2018 (File No. 000-20572)).**

10.15
Amendment No. 1 to Employment Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated April 17, 2020 (incorporated by reference to our Current Report on Form 8-K, filed April 20, 2020 (File No. 000-20572)).**

10.16
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

10.18
Form of Inducement Non Statutory Stock Option Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.19	Form of Inducement RSU Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

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

10.22
Restrictive Covenants, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Les B. Korsh, dated June 11, 2018 (incorporated by reference to our Current Report on Form 8-K, filed June 12, 2018 (File No. 000-20572)).**

10.23
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

10.25
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Twentieth Amendment dated February 5, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q, filed March 3, 2021 (File No. 000-20572)).

10.26
Second Amended and Restated Contract Purchase Agreement dated as of July 20, 2020, among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, the purchasers party thereto, and Fifth Third Bank, as agent (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 3, 2020 (File No. 000-20572)).

10.27
Amended and Restated Receivables Sales Agreement dated August 12, 2011 by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and PDC Funding Company II, LLC (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2015 (File No. 000-20572)).

10.28
Note Purchase Agreement, dated December 8, 2011, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., Webster Management, LP, conformed through Third Amendment, dated April 24, 2020 (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572)).

10.29
Note Purchase Agreement, dated March 23, 2015, by and among Patterson Companies, Inc., Patterson Medical Holdings, Inc., Patterson Medical Supply, Inc., Patterson Dental Holdings, Inc., Patterson Dental Supply, Inc., Patterson Veterinary Supply, Inc., and Patterson Management, LP, conformed through Second Amendment, dated April 24, 2020 (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572)).

10.30
Second Amended and Restated Credit Agreement dated as of February 16, 2021, by and among Patterson Companies, Inc., as borrower, MUFG Bank, Ltd., as administrative agent, and certain lenders party thereto (incorporated by reference to our Current Report on Form 8-K, filed February 16, 2021 (File No. 000-20572)).

10.31
Note Purchase Agreement, dated as of March 29, 2018, among Patterson Companies, Inc., and certain of its named subsidiaries as borrowers, and various private lenders, conformed through Second Amendment, dated April 24, 2020 (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572)).

10.32
Receivables Purchase Agreement, dated as of July 24, 2018, by and among Patterson Dental Supply, Inc., as servicer, PDC Funding Company III, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Seventh Amendment, dated April 23, 2021 (filed herewith).

10.33
Receivables Sale Agreement, dated as of July 24, 2018, by and between Patterson Dental Supply, Inc., as seller, and PDC Funding Company III, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed July 25, 2018 (File No. 000-20572)).

10.34
Loan Agreement, dated December 20, 2019, among Patterson Companies, Inc., the lenders from time to time parties thereto, and MUFG Bank Ltd., as administrative agent (incorporated by reference to our Current Report on Form 8-K, filed December 23, 2019 (File No. 000-20572).

10.35
Receivables Purchase Agreement, dated as of January 15, 2020, by and among Patterson Veterinary Supply, Inc., as servicer, PDC Funding Company IV, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Fourth Amendment, dated April 23, 2021 (filed herewith).

10.36
Receivables Sale Agreement, dated as of January 15, 2020, by and between Patterson Veterinary Supply, Inc., as seller, and PDC Funding Company IV, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed January 17, 2020 (File No. 000-20572).

21	Subsidiaries (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets, (ii) the consolidated statements of operations and other comprehensive income (loss), (iii) the consolidated statements of changes in stockholders’ equity, (iv) the consolidated statements of cash flows and (v) the notes to the consolidated financial statements.(*)
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

(b) See Index to Exhibits.
(c) See Schedule II.
Item 16. Form 10-K Summary.

None.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
PATTERSON COMPANIES, INC.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended April 24, 2021
Deducted from asset accounts:
Allowance for doubtful accounts	$5,123	$2,559	$—	$1,544	$6,138
LIFO inventory adjustment	$99,726	$21,049	$—	$—	$120,775
Inventory obsolescence reserve	25,526	45,761	—	41,658	29,629
Total inventory reserve	$125,252	$66,810	$—	$41,658	$150,404
Year ended April 25, 2020
Deducted from asset accounts:
Allowance for doubtful accounts	$6,772	$2,008	$—	$3,657	$5,123
LIFO inventory adjustment	$91,342	$8,384	$—	$—	$99,726
Inventory obsolescence reserve	10,099	27,405	—	11,978	25,526
Total inventory reserve	$101,441	$35,789	$—	$11,978	$125,252
Year ended April 27, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$9,537	$7,333	$—	$10,098	$6,772
LIFO inventory adjustment	$82,105	$9,237	$—	$—	$91,342
Inventory obsolescence reserve	5,376	30,995	—	26,272	10,099
Total inventory reserve	$87,481	$40,232	$—	$26,272	$101,441

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.
Dated:	June 23, 2021	By	/s/ Mark S. Walchirk
Mark S. Walchirk
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Mark S. Walchirk	President and Chief Executive Officer, Director (Principal Executive Officer)	June 23, 2021
Mark S. Walchirk

/s/ Donald J. Zurbay	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 23, 2021
Donald J. Zurbay

/s/ John D. Buck	Chairman of the Board	June 23, 2021
John D. Buck

/s/ Alex N. Blanco	Director	June 23, 2021
Alex N. Blanco

/s/ Jody H. Feragen	Director	June 23, 2021
Jody H. Feragen

/s/ Robert C. Frenzel	Director	June 23, 2021
Robert C. Frenzel

/s/ Francis J. Malecha	Director	June 23, 2021
Francis J. Malecha

/s/ Ellen A. Rudnick	Director	June 23, 2021
Ellen A. Rudnick

/s/ Neil A. Schrimsher	Director	June 23, 2021
Neil A. Schrimsher