Form 10-Q
period 2021-07-31
PATTERSON COMPANIES, INC.
filed 2021-09-09
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 2, 2021, there were 97,322,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 31, 2021	April 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$136,930	$143,244
Receivables, net of allowance for doubtful accounts of $5,857 and $6,138	373,533	449,235
Inventory	770,366	736,778
Prepaid expenses and other current assets	330,655	286,672
Total current assets	1,611,484	1,615,929
Property and equipment, net	216,397	219,438
Operating lease right-of-use assets, net	78,310	77,217
Long-term receivables, net	191,799	223,970
Goodwill, net	140,985	139,932
Identifiable intangibles, net	284,394	279,644
Investments	140,193	105,522
Other non-current assets	87,287	89,859
Total assets	$2,750,849	$2,751,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$593,091	$609,264
Accrued payroll expense	63,650	118,425
Other accrued liabilities	236,005	175,975
Operating lease liabilities	32,388	32,252
Current maturities of long-term debt	100,750	100,750
Borrowings on revolving credit	42,000	53,000
Total current liabilities	1,067,884	1,089,666
Long-term debt	487,818	487,545
Non-current operating lease liabilities	48,719	48,318
Other non-current liabilities	165,823	161,311
Total liabilities	1,770,244	1,786,840
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 97,235 and 96,813 shares issued and outstanding	972	968
Additional paid-in capital	176,182	169,099
Accumulated other comprehensive loss	(62,007)	(62,592)
Retained earnings	864,197	855,741
Total Patterson Companies, Inc. stockholders' equity	979,344	963,216
Noncontrolling interests	1,261	1,455
Total stockholders’ equity	980,605	964,671
Total liabilities and stockholders’ equity	$2,750,849	$2,751,511
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 31, 2021	July 25, 2020
Net sales	$1,614,876	$1,245,837
Cost of sales	1,337,074	992,021
Gross profit	277,802	253,816
Operating expenses	317,331	215,944
Operating (loss) income	(39,529)	37,872
Other income (expense):
Gains on investments	87,827	—
Other income, net	1,423	2,034
Interest expense	(5,195)	(6,691)
Income before taxes	44,526	33,215
Income tax expense	10,724	9,013
Net income	33,802	24,202
Net loss attributable to noncontrolling interests	(194)	(205)
Net income attributable to Patterson Companies, Inc.	$33,996	$24,407
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.35	$0.26
Diluted	$0.35	$0.25
Weighted average shares:
Basic	96,864	95,189
Diluted	98,255	95,843
Dividends declared per common share	$0.26	$0.26
Comprehensive income:
Net income	$33,802	$24,202
Foreign currency translation gain	324	12,589
Cash flow hedges, net of tax	261	260
Comprehensive income	$34,387	$37,051
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 25, 2020	95,947	$959	$146,606	$(97,039)	$799,652	$(16,061)	$2,327	$836,444
Foreign currency translation	—	—	—	12,589	—	—	—	12,589
Cash flow hedges	—	—	—	260	—	—	—	260
Net income (loss)	—	—	—	—	24,407	—	(205)	24,202
Dividends declared	—	—	—	—	(24,472)	—	—	(24,472)
Common stock issued and related tax benefits	309	4	(899)	—	—	—	—	(895)
Stock based compensation	—	—	6,610	—	—	—	—	6,610
Balance at July 25, 2020	96,256	963	152,317	(84,190)	799,587	(16,061)	2,122	854,738
Foreign currency translation	—	—	—	3,327	—	—	—	3,327
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	54,060	—	(234)	53,826
Dividends declared	—	—	—	—	(24,903)	—	—	(24,903)
Common stock issued and related tax benefits	240	2	1,209	—	—	—	—	1,211
Stock based compensation	—	—	4,267	—	—	—	—	4,267
Balance at October 24, 2020	96,496	965	157,793	(80,602)	828,744	(16,061)	1,888	892,727
Foreign currency translation	—	—	—	11,790	—	—	—	11,790
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	48,759	—	(192)	48,567
Dividends declared	—	—	—	—	(25,265)	—	—	(25,265)
Common stock issued and related tax benefits	125	1	1,505	—	—	—	—	1,506
Stock based compensation	—	—	5,019	—	—	—	—	5,019
Balance at January 23, 2021	96,621	966	164,317	(68,551)	852,238	(16,061)	1,696	934,605
Foreign currency translation	—	—	—	5,699	—	—	—	5,699
Cash flow hedges	—	—	—	260	—	—	—	260
Net income (loss)	—	—	—	—	28,755	—	(241)	28,514
Dividends declared	—	—	—	—	(25,252)	—	—	(25,252)
Common stock issued and related tax benefits	192	2	(545)	—	—	—	—	(543)
Stock based compensation	—	—	5,327	—	—	—	—	5,327
ESOP activity	—	—	—	—	—	16,061	—	16,061
Balance at April 24, 2021	96,813	$968	$169,099	$(62,592)	$855,741	$—	$1,455	$964,671

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 24, 2021	96,813	$968	$169,099	$(62,592)	$855,741	$—	$1,455	$964,671
Foreign currency translation	—	—	—	324	—	—	—	324
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	33,996	—	(194)	33,802
Dividends declared	—	—	—	—	(25,540)	—	—	(25,540)
Common stock issued and related tax benefits	422	4	(756)	—	—	—	—	(752)
Stock based compensation	—	—	7,839	—	—	—	—	7,839
Balance at July 31, 2021	97,235	$972	$176,182	$(62,007)	$864,197	$—	$1,261	$980,605
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 31, 2021	July 25, 2020
Operating activities:
Net income	$33,802	$24,202
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	10,977	10,562
Amortization	9,541	9,305
Gains on investments	(87,827)	—
Non-cash employee compensation	7,839	9,583
Non-cash losses (gains) and other, net	3,385	503
Change in assets and liabilities:
Receivables	(206,199)	(153,113)
Inventory	(30,750)	118,630
Accounts payable	(15,974)	(317,032)
Accrued liabilities	208	48,521
Other changes from operating activities, net	(38,423)	19,031
Net cash used in operating activities	(313,421)	(229,808)
Investing activities:
Additions to property and equipment	(7,717)	(6,439)
Collection of deferred purchase price receivables	315,217	139,466
Acquisitions, net of cash acquired	(19,793)	—
Sale of investments	57,245	396
Net cash provided by investing activities	344,952	133,423
Financing activities:
Dividends paid	(25,138)	—
(Payment) draw on revolving credit	(11,000)	136,000
Other financing activities	(1,897)	(722)
Net cash (used in) provided by financing activities	(38,035)	135,278
Effect of exchange rate changes on cash	190	2,724
Net change in cash and cash equivalents	(6,314)	41,617
Cash and cash equivalents at beginning of period	143,244	77,944
Cash and cash equivalents at end of period	$136,930	$119,561

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$286,607	$201,861
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of July 31, 2021, and our results of operations and cash flows for the periods ended July 31, 2021 and July 25, 2020. Such adjustments are of a normal recurring nature. The results of operations for the three months ended July 31, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 30, 2022. These financial statements should be read in conjunction with the financial statements included in our 2021 Annual Report on Form 10-K filed on June 23, 2021.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2022 and 2021 represents the 14 weeks ended July 31, 2021 and the 13 weeks ended July 25, 2020, respectively. Fiscal 2022 will include 53 weeks and fiscal 2021 included 52 weeks.
Gains on Investments
Other income (expense) in the condensed consolidated statements of operations and other comprehensive income includes gains on investments for the three months ended July 31, 2021 of $87,827, which consists of three components related to our investment in Vetsource. See Note 6 for further details.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended
	July 31, 2021	July 25, 2020
Loss on interest rate swap agreements	$(1,187)	$(1,195)
Investment income and other	2,610	3,229
Other income, net	$1,423	$2,034
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $80 and $80 for the three months ended July 31, 2021 and July 25, 2020, respectively.
Earnings Per Share ("EPS")
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended
	July 31, 2021	July 25, 2020
Denominator for basic EPS – weighted average shares	96,864	95,189
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	1,391	654
Denominator for diluted EPS – weighted average shares	98,255	95,843

Potentially dilutive securities representing 628 shares for the three months ended July 31, 2021 and 2,630 shares for the three months ended July 25, 2020 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of July 31, 2021 and April 24, 2021 were $3,816 and $2,491, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At July 31, 2021 and April 24, 2021, contract liabilities of $26,838 and $23,526 were reported in other accrued liabilities, respectively. During the three months ended July 31, 2021, we recognized $7,848 of the amount previously deferred at April 24, 2021.
Recently Issued Accounting Pronouncements
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
Note 2. Acquisitions
During the first quarter of fiscal 2022, we acquired substantially all of the assets of Miller Vet Holdings, LLC, a multiregional veterinary distributor, for total cash consideration of $19,793 and liabilities assumed of $6,395. We have included its results of operations in our financial statements since the date of acquisition within the Animal Health segment. This acquisition is expected to grow our presence in the companion animal market and drive increased operating leverage and synergies. The accounting for the acquisition is not complete because certain information and analysis that may impact our initial valuations are still being obtained or reviewed. As of July 31, 2021, we have recorded $14,000 of identifiable intangibles, $1,063 of goodwill, and net tangible assets of $4,730 in our condensed consolidated balance sheets related to this acquisition. The acquisition did not materially impact our financial statements, and therefore pro forma results are not provided.
Note 3. Receivables Securitization Program
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of July 31, 2021, of which $200,000 was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of July 31, 2021 and April 24, 2021, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $388,393 and $384,950, respectively. Sales of trade receivables under this facility were $958,767 and $711,088, and cash collections from customers on receivables sold were $955,378 and $658,161 during the three months ended July 31, 2021 and July 25, 2020, respectively.

The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $721 and $2,386 during the three months ended July 31, 2021 and July 25, 2020, respectively, related to the Receivables.

The following rollforward summarizes the activity related to the DPP receivable:

	Three Months Ended
	July 31, 2021	July 25, 2020
Beginning DPP receivable balance	$183,999	$117,327
Non-cash additions to DPP receivable	267,497	185,350
Cash collections on DPP receivable	(264,075)	(147,114)
Ending DPP receivable balance	$187,421	$155,563

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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at July 31, 2021 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at July 31, 2021 was $100,000.
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
During the three months ended July 31, 2021 and July 25, 2020, we sold $73,043 and $50,070 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a gain of $73 and a loss of $342 during the three months ended July 31, 2021 and July 25, 2020, respectively, related to these contracts sold. Cash collections on financed receivables sold were $108,111 and $71,844 during the three months ended July 31, 2021 and July 25, 2020, respectively.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $37,858 and $36,771 as of July 31, 2021 and April 24, 2021, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $19,070 and $50,638 as of July 31, 2021 and April 24, 2021, respectively, of finance contracts we have not yet sold. A total of $618,332 of finance contracts receivable sold under the arrangements was outstanding at July 31, 2021. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Three Months Ended
	July 31, 2021	July 25, 2020
Beginning DPP receivable balance	$227,967	$228,019
Non-cash additions to DPP receivable	19,110	16,511
Cash (collections) payments on DPP receivable	(51,142)	7,648
Ending DPP receivable balance	$195,935	$252,178
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at July 31, 2021.
Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 31, 2021, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2028. We sold an identical interest rate cap to the same bank. As of July 31, 2021, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of September 2028. We sold an identical interest rate cap to the same bank.
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
As of April 24, 2021, the remaining notional amount for interest rate swap agreements was $653,122, with the latest maturity date in fiscal 2027. During the three months ended July 31, 2021, we entered into forward interest rate swap agreements with a notional amount of $47,456. As of July 31, 2021, the remaining notional amount for interest rate swap agreements was $622,148, with the latest maturity date in fiscal 2029.
Net cash payments of $2,188 and $2,828 were made during the three months ended July 31, 2021 and July 25, 2020, respectively, to settle a portion of our liabilities related to interest rate swap agreements. These payments are reflected as cash outflows in the condensed consolidated statements of cash flows within net cash used in operating activities.

The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	July 31, 2021	April 24, 2021
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$208	$—
Interest rate contracts	Other non-current assets	1,321	2,120
Total asset derivatives		$1,529	$2,120
Liabilities:
Interest rate contracts	Other accrued liabilities	$3,408	$3,776
Interest rate contracts	Other non-current liabilities	6,241	7,795
Total liability derivatives		$9,649	$11,571
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	July 31, 2021	July 25, 2020
Interest rate contracts	Interest expense	$(341)	$(340)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	July 31, 2021	July 25, 2020
Interest rate contracts	Other income, net	$(1,187)	$(1,195)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three months ended July 31, 2021 or July 25, 2020.
We recorded no ineffectiveness during the three month periods ended July 31, 2021 and July 25, 2020. As of July 31, 2021, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	July 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,581	$3,581	$—	$—
DPP receivable - receivables securitization program	187,421	—	—	187,421
DPP receivable - customer financing	195,935	—	—	195,935
Derivative instruments	1,529	—	1,529	—
Total assets	$388,466	$3,581	$1,529	$383,356
Liabilities:
Derivative instruments	$9,649	$—	$9,649	$—

	April 24, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,698	$1,698	$—	$—
DPP receivable - receivables securitization program	183,999	—	—	183,999
DPP receivable - customer financing	227,967	—	—	227,967
Derivative instruments	2,120	—	2,120	—
Total assets	$415,784	$1,698	$2,120	$411,966
Liabilities:
Derivative instruments	$11,571	$—	$11,571	$—
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
During the three months ended July 31, 2021, we sold a portion of our investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians, with a carrying value of $25,814 for $56,849. We recorded a pre-tax gain of $31,035 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this sale. The cash received of $56,849 is reported within investing activities in our condensed consolidated statements of cash flows. During the three months ended July 31, 2021, we also recorded a pre-tax non-cash gain of $31,035 to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56,849. This gain was recorded in gains on investments in our condensed consolidated statements of operations and other comprehensive income. The carrying value of the investment we owned following this sale was $56,849 and $25,814 as of July 31, 2021 and April 25, 2021, respectively. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25,757 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this transaction. The carrying value of this put option as of July 31, 2021 is $25,757, and is reported within investments in our condensed consolidated balance sheets. The aggregate gains on investments of $87,827 are reported within operating activities in our condensed consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the three months ended July 25, 2020.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of July 31, 2021 and April 24, 2021 was $609,856 and $610,811, respectively, as compared to a carrying value of $588,568 and $588,295 at July 31, 2021 and April 24, 2021, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 31, 2021 and April 24, 2021.
Note 7. Income Taxes
The effective income tax rate for the three months ended July 31, 2021 was 24.1% compared to 27.1% for the three months ended July 25, 2020. The decrease was primarily due to the impact of excess tax benefit deductions associated with stock-based compensation awards.
Note 8. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three months ended July 31, 2021 and July 25, 2020, net loss attributable to the noncontrolling interest was $194 and $205, respectively, resulting in noncontrolling interests of $1,261 on the condensed consolidated balance sheets at July 31, 2021.
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
The following tables present information about our reportable segments:

	Three Months Ended
	July 31, 2021	July 25, 2020
Consolidated net sales
United States	$1,313,772	$1,034,872
United Kingdom	192,747	149,392
Canada	108,357	61,573
Total	$1,614,876	$1,245,837
Dental net sales
United States	$541,073	$397,460
Canada	65,794	32,835
Total	$606,867	$430,295
Animal Health net sales
United States	$767,480	$634,023
United Kingdom	192,747	149,392
Canada	42,563	28,738
Total	$1,002,790	$812,153
Corporate net sales
United States	$5,219	$3,389
Total	$5,219	$3,389

	Three Months Ended
	July 31, 2021	July 25, 2020[1]
Consolidated net sales
Consumable	$1,341,674	$1,044,981
Equipment and software	183,452	129,431
Value-added services and other	89,750	71,425
Total	$1,614,876	$1,245,837
Dental net sales
Consumable	$376,576	$256,603
Equipment and software	156,966	113,017
Value-added services and other	73,325	60,675
Total	$606,867	$430,295
Animal Health net sales
Consumable	$965,098	$788,378
Equipment and software	26,486	16,414
Value-added services and other	11,206	7,361
Total	$1,002,790	$812,153
Corporate net sales
Value-added services and other	$5,219	$3,389
Total	$5,219	$3,389
1 Certain sales were reclassified between categories to conform to the current period presentation.

	Three Months Ended
	July 31, 2021	July 25, 2020
Operating (loss) income
Dental	$(1,086)	$37,769
Animal Health	23,805	17,399
Corporate	(62,248)	(17,296)
Consolidated operating (loss) income	$(39,529)	$37,872

	July 31, 2021	April 24, 2021
Total assets
Dental	$852,723	$863,718
Animal Health	1,437,115	1,391,892
Corporate	461,011	495,901
Total assets	$2,750,849	$2,751,511

Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of July 31, 2021:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 24, 2021	$(4,496)	$(58,096)	$(62,592)
Other comprehensive income before reclassifications	—	324	324
Amounts reclassified from AOCL	261	—	261
AOCL at July 31, 2021	$(4,235)	$(57,772)	$(62,007)
The amounts reclassified from AOCL during the three months ended July 31, 2021 include gains and losses on cash flow hedges, net of taxes of $80. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $341 for the three months ended July 31, 2021.
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
We accrue for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Unless otherwise noted, with respect to the specific legal proceedings and claims described below, the amount or range of possible losses is not reasonably estimable. Adverse outcomes in some or all of these matters may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act. Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs. On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs. On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the U.S. Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommended the dismissal of all claims against individual defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On September 10, 2019, the District Court adopted the Magistrate Judge’s report and recommendation. On September 28, 2020, the District Court granted plaintiffs’ motion to certify the class, appoint class representatives and appoint class counsel. On October 12, 2020, Patterson and the remaining individual defendant, Mr. Anderson, filed a Rule 23(f) petition for interlocutory appeal of the class certification order with the Eighth Circuit Court of Appeals in which the defendants sought clarification of the standard for rebutting the Basic presumption of class-wide reliance in securities class actions. On October 13, 2020, Patterson and Mr. Anderson filed a motion to stay the underlying proceeding with the District Court pending the possibility of interlocutory appeal. On November 9, 2020, the District Court denied defendants’ motion to stay and on November 12, 2020, the Eighth Circuit Court of Appeals denied defendants’ Rule 23(f) petition. On May 17, 2021, Patterson and Mr. Anderson filed a motion for summary judgment and a motion to exclude plaintiff's expert. On August 27, 2021, we signed a memorandum of understanding to settle this case. Under the terms of the settlement, Patterson will pay $63,000 to resolve the case. Although we have agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers have consented to the settlement and are expected to contribute an aggregate of $35,000 to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63,000 in other accrued liabilities in the condensed consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation. During the first quarter of fiscal 2022, we also recorded a receivable of $27,000 in prepaid expenses and other current assets in the condensed consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount we have negotiated to be paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36,000 was recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income. We expect to record a gain of $8,000 during the second quarter of fiscal 2022 in our Corporate segment to account for expected carrier reimbursement of previously expended fees and costs, which reimbursement we expect to receive during the second quarter of fiscal 2022. The settlement is subject to court approval of a stipulation of settlement to be drafted by the parties.
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

Any number of factors could affect our actual results and cause such results to differ materially from those contemplated by any forward-looking statements, including, but not limited to, the following: the COVID-19 pandemic and measures taken in response thereto; our dependence on relationships with sales representatives and service technicians to retain customers and develop business; potential disruption of distribution capabilities, including service issues with third-party shippers; our dependence on suppliers to manufacture and supply substantially all of the products we sell; the risk of the products we sell becoming obsolete or containing undetected errors; adverse changes in supplier rebates; the risk that private label sales could adversely affect our relationships with suppliers; our dependence on positive perceptions of Patterson’s reputation; risks inherent in acquiring and disposing of assets or other businesses and the risks inherent in integrating acquired businesses; our ability to comply with restrictive covenants in our credit agreement; our dependence on leadership development and succession planning; the risk that our governing documents and Minnesota law may discourage takeovers and business combinations; the effects of the highly competitive and consolidating dental and animal health supply markets in which we compete; exposure to the risks of the animal production business, including changing consumer demand, the cyclical livestock market, and other factors outside our control; risks from the formation of GPOs, provider networks and buying groups that may shift purchasing decisions and place us at a competitive disadvantage; increases in over-the-counter sales and e-commerce options for companion animal products or sales of companion animal products from non-veterinarian sources; change and uncertainty in the health care industry, including the effects of health care reform; failure to comply with existing or future U.S. or foreign laws and regulations including those governing the distribution of pharmaceuticals and controlled substances; public concern over the abuse of opioid medication in the U.S.; failure to comply with health care fraud or other laws and regulations; litigation risks, including the diversion of management’s attention, the cost of defending against such actions, the possibility of damage awards or settlements, fines or penalties, or equitable remedies (including but not limited to the revocation of or non-renewal of licenses) and inherent uncertainty; failure to comply with evolving data privacy laws and regulations; tax legislation; the risks inherent in international operations, including currency fluctuations; risks associated with information systems and cyber-security attacks; disruptions from our enterprise resource planning system; and the risk of being required to record significant impairment charges if our Dental segment’s goodwill or other intangible assets become impaired.
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
OVERVIEW
Our financial information for the first three months of fiscal 2022 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2022 and 2021 represent the 14 weeks ended July 31, 2021 and the 13 weeks ended July 25, 2020, respectively. Fiscal 2022 will include 53 weeks and fiscal 2021 included 52 weeks.
We believe there are several important aspects of our business that are useful in analyzing it, including: (1) growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines internal growth as net sales adjusted to exclude the impact of foreign currency, changes in product selling relationships, contributions from recent acquisitions and differences in the number of weeks in fiscal periods. Foreign currency impact represents the difference in results that is attributable to fluctuations in currency exchange rates the company uses to convert results for all foreign entities where the functional currency is not the U.S. dollar. The company calculates the impact as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period’s currency exchange rates. The company believes the disclosure of net sales changes in constant currency provides useful supplementary information to investors in light of fluctuations in currency rates.
FACTORS AFFECTING OUR RESULTS
COVID-19. The COVID-19 pandemic, including closures and other steps taken by governmental authorities in response to the virus, has had a significant impact on our businesses. As part of our broad-based effort to respond to the COVID-19 pandemic, we implemented cost reduction measures, including temporary salary reductions, furloughs and reduced work hours across our workforce during the period from May 1, 2020 through July 31, 2020. Within our Dental segment, the effect became less significant during the first quarter of fiscal 2021, as dental offices began opening for elective procedures. In addition, we recorded increased sales of infection control products starting in the first quarter of fiscal 2021 within the Dental segment. The disruptions we experienced in our production animal business as a result of the pandemic became less significant after the first quarter of fiscal 2021.
Gains on Investments. During the three months ended July 31, 2021, we sold a portion of our investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians, with a carrying value of $25.8 million for $56.8 million. We recorded a pre-tax gain of $31.0 million in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this sale. The cash received of $56.8 million is reported within investing activities in our condensed consolidated statements of cash flows. During the three months ended July 31, 2021, we also recorded a pre-tax non-cash gain of $31.0 million to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56.8 million. This gain was recorded in gains on investments in our condensed consolidated statements of operations and other comprehensive income. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25.8 million in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this transaction. The aggregate gains on investments of $87.8 million are reported within operating activities in our condensed consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value.
Fiscal 2022 Legal Reserve. On August 27, 2021, we signed a memorandum of understanding to settle the federal securities class action complaint described in Note 11 to the Condensed Consolidated Financial Statements. Under the terms of the settlement, Patterson will pay $63.0 million to resolve the case. Although we have agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers have consented to the settlement and are expected to contribute an aggregate of $35.0 million to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63.0 million in other accrued liabilities in the condensed consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation During the first quarter of fiscal 2022, we also recorded a receivable of $27.0 million in prepaid expenses and other current assets in the condensed consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount we have negotiated to be paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36.0 million was recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income. We expect to record a gain of $8.0 million during the second quarter of fiscal 2022 in our Corporate segment to account for expected carrier reimbursement of previously expended fees and costs, which reimbursement we expect to receive during the second quarter of fiscal 2022. The settlement is subject to court approval of a stipulation of settlement to be drafted by the parties.
Inventory Donation Charges. During the first quarter of 2022, we committed to donate certain personal protective equipment to charitable organizations to assist with COVID-19 recovery efforts. We recorded a charge of $49.2 million within cost of sales in our condensed consolidated statements of operations and other comprehensive income as a result ("Inventory Donation Charges"). These charges were driven by our intention to not sell these products, but rather to donate them to charitable organizations. Of the $49.2 million expense recorded, $47.2 million and $2.0 million was recorded within our Dental and Animal Health segments, respectively.
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
RESULTS OF OPERATIONS
QUARTER ENDED JULY 31, 2021 COMPARED TO QUARTER ENDED JULY 25, 2020
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	July 31, 2021	July 25, 2020
Net sales	100.0%	100.0%
Cost of sales	82.8	79.6
Gross profit	17.2	20.4
Operating expenses	19.6	17.4
Operating (loss) income	(2.4)	3.0
Other income (expense)	5.2	(0.3)
Income before taxes	2.8	2.7
Income tax expense	0.7	0.8
Net income	2.1	1.9
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.1%	1.9%
Net Sales. Consolidated net sales for the three months ended July 31, 2021 were $1,614.9 million, an increase of 29.6% from $1,245.8 million for the three months ended July 25, 2020. Sales were positively impacted by an estimated 9.2% due to the extra week of results in the current quarter. Foreign exchange rate changes had a favorable impact of 2.6% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended July 31, 2021. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of substantially all of the assets of Miller Vet Holdings, LLC, a multiregional veterinary distributor ("Miller Vet"), on sales for the three months ended July 31, 2021, resulting in a net decrease in sales of approximately 3.3%.
Dental segment sales for the three months ended July 31, 2021 were $606.9 million, an increase of 41.0% from $430.3 million for the three months ended July 25, 2020. Sales were positively impacted by an estimated 9.7% due to the extra week of results in the current quarter. Foreign exchange rate changes had a favorable impact of 1.6% on current quarter sales. Current quarter sales of consumables increased 46.8%, sales of equipment and software increased 38.9%, and sales of value-added services and other increased 20.8%. Dental segment sales growth in the current quarter was driven by a recovery in the Dental end markets, compared to sales during the three months ended July 25, 2020 which were negatively affected by the COVID-19 pandemic when dental offices were closed for elective procedures.
Animal Health segment sales for the three months ended July 31, 2021 were $1,002.8 million, an increase of 23.5% from $812.2 million for the three months ended July 25, 2020. Sales were positively impacted by an estimated 8.9% due to the extra week of results in the current quarter. Foreign exchange rate changes had a favorable impact of 3.1% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended July 31, 2021. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of Miller Vet on sales for the three months ended July 31, 2021, resulting in a net decrease in sales of approximately 5.0%. Sales were higher during the three months ended July 31, 2021, driven primarily by increased demand across all our animal health businesses and geographies.
Gross Profit. The consolidated gross profit margin rate for the three months ended July 31, 2021 decreased 320 basis points to 17.2%, driven primarily by the impact of the $49.2 million Inventory Donation Charges.
Operating Expenses. Consolidated operating expenses for the three months ended July 31, 2021 were $317.3 million, a 47.0% increase from the prior year quarter of $215.9 million. We incurred higher operating expenses during the three months ended July 31, 2021 due to higher personnel costs and the impact of the Fiscal 2022 Legal Reserve. The higher personnel costs were primarily due to the salary reductions, reduced work hours, and furloughs we implemented as a response to the COVID-19 pandemic during the three months ended July 25, 2020. The consolidated operating expense ratio of 19.6% increased 230 basis points from the prior year quarter, which was also driven primarily by these same factors.
Operating (Loss) Income. For the three months ended July 31, 2021, our operating loss was $39.5 million, or 2.4% of net sales, as compared to operating income of $37.9 million, or 3.0% of net sales for the three months ended July 25, 2020. The decrease in operating income was primarily due to the impact of the Fiscal 2022 Legal Reserve and the Inventory Donation Charges, as well as higher personnel costs incurred during the three months ended July 31, 2021. These were partially mitigated by the growth in sales experienced during the three months ended July 31, 2021.
Dental segment operating loss was $1.1 million for the three months ended July 31, 2021, compared to operating income of $37.8 million for the three months ended July 25, 2020. The decrease was primarily driven by the expense associated with the Inventory Donation Charges and higher personnel costs, partially mitigated by an increase in dental segment net sales during the three months ended July 31, 2021.
Animal Health segment operating income was $23.8 million for the three months ended July 31, 2021, an increase of $6.4 million from the prior year quarter. The increase was primarily driven by higher net sales during the three months ended July 31, 2021, partially offset by higher personnel costs incurred during the three months ended July 31, 2021.
Corporate segment operating loss was $62.2 million and $17.3 million for the three months ended July 31, 2021 and July 25, 2020, respectively. The change was primarily driven by the impact of the Fiscal 2022 Legal Reserve, as well as higher personnel costs during the three months ended July 31, 2021.
Other Income (Expense). Net other income for the three months ended July 31, 2021 was $84.1 million, driven by the Gains on Investments of $87.8 million. Net other expense was $4.7 million for the three months ended July 25, 2020, driven by interest expense of $6.7 million.
Income Tax Expense. The effective income tax rate for the three months ended July 31, 2021 was 24.1%, compared to 27.1% for the three months ended July 25, 2020. The decrease was primarily due to the impact of excess tax benefit deductions associated with stock-based compensation awards.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the three months ended July 31, 2021 was $34.0 million, compared to $24.4 million for the three months ended July 25, 2020. Earnings per diluted share were $0.35 in the current quarter compared to $0.25 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 98.3 million, compared to 95.8 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $313.4 million and $229.8 million for the three months ended July 31, 2021 and July 25, 2020, respectively. Net cash used in operating activities for the three months ended July 31, 2021 was primarily due to the impact of our Receivables Securitization Program and a net increase in inventory, inclusive of the impact of the $49.2 million Inventory Donation Charges, partially offset by a decrease in accounts receivable.
Net cash provided by investing activities was $345.0 million and $133.4 million for the three months ended July 31, 2021 and July 25, 2020, respectively. Collections of DPP receivables were $315.2 million and $139.5 million for the three months ended July 31, 2021 and July 25, 2020, respectively. During the three months ended July 31, 2021, we recorded cash receipts of $57.2 million from the sale of investments and used $19.8 million to acquire Miller Vet. Capital expenditures were $7.7 million and $6.4 million during the three months ended July 31, 2021 and July 25, 2020, respectively. We expect to use a total of approximately $50.0 million for capital expenditures in fiscal 2022.
Net cash used in financing activities for the three months ended July 31, 2021 was $38.0 million, driven primarily by dividend payments of $25.1 million. For the three months ended July 25, 2020, net cash provided by financing activities was $135.3 million, driven primarily by $136.0 million attributed to draws on our revolving line of credit. During the three months ended July 25, 2020, we declared a cash dividend of $0.26 per common share, which was paid during the three months ended October 24, 2020.
In fiscal 2021, we entered into an amendment, restatement and consolidation of certain credit agreements with various lenders, including MUFG Bank, Ltd, as administrative agent. This amended and restated credit agreement (the “Credit Agreement”), dated February 16, 2021, consists of a $700.0 million revolving credit facility and a $300.0 million term loan facility, and will mature no later than February 2024. We used the facilities to refinance and consolidate certain credit agreements in existence prior to the Credit Agreement being executed, pay the fees and expenses incurred therewith, and finance our ongoing working capital and other general corporate purposes.
As of July 31, 2021, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.22%, and $42.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.21%. As of April 24, 2021, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.36%, and $53.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.34%.
We expect the collection of deferred purchase price receivables, existing cash balances and credit availability under existing debt facilities, less our funds used in operations, will be sufficient to meet our working capital needs and to finance our business over the remainder of fiscal 2022.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2021 Annual Report on Form 10-K filed June 23, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2021. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 31, 2021.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We accrue for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Unless otherwise noted, with respect to the specific legal proceedings and claims described herein, the amount or range of possible losses is not reasonably estimable. Adverse outcomes in some or all of these matters may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
See Note 11 to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our 2021 Annual Report on Form 10-K for the fiscal year ended April 24, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024. No shares were repurchased under the stock repurchase plan during the first quarter of fiscal 2022.
Our Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Third Amended and Restated Receivables Purchase Agreement, dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Twenty-First Amendment, dated August 5, 2021 (filed herewith).

10.2
Second Amended and Restated Contract Purchase Agreement, dated as of July 20, 2020, among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, the purchasers party thereto, and Fifth Third Bank, as agent, conformed through First Amendment, dated July 19, 2021 (filed herewith).

10.3
Receivables Purchase Agreement, dated as of July 24, 2018, by and among Patterson Dental Supply, Inc., as servicer, PDC Funding Company III, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Eighth Amendment, dated August 20, 2021 (filed herewith).

10.4
Receivables Purchase Agreement, dated as of January 15, 2020, by and among Patterson Veterinary Supply, Inc., as servicer, PDC Funding Company IV, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Sixth Amendment, dated August 20, 2021 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended July 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended July 31, 2021 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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
All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2021 Annual Report on Form 10-K filed June 23, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 9, 2021	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)