Form 10-Q
period 2021-10-30
PATTERSON COMPANIES, INC.
filed 2021-12-01
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 30, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 23, 2021, there were 97,496,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	October 30, 2021	April 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$154,152	$143,244
Receivables, net of allowance for doubtful accounts of $6,459 and $6,138	481,844	449,235
Inventory	830,121	736,778
Prepaid expenses and other current assets	333,314	286,672
Total current assets	1,799,431	1,615,929
Property and equipment, net	213,362	219,438
Operating lease right-of-use assets, net	74,095	77,217
Long-term receivables, net	170,249	223,970
Goodwill, net	140,884	139,932
Identifiable intangibles, net	272,750	279,644
Investments	144,082	105,522
Other non-current assets	87,872	89,859
Total assets	$2,902,725	$2,751,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$773,230	$609,264
Accrued payroll expense	73,839	118,425
Other accrued liabilities	171,044	175,975
Operating lease liabilities	31,191	32,252
Current maturities of long-term debt	100,750	100,750
Borrowings on revolving credit	43,000	53,000
Total current liabilities	1,193,054	1,089,666
Long-term debt	488,091	487,545
Non-current operating lease liabilities	45,217	48,318
Other non-current liabilities	164,381	161,311
Total liabilities	1,890,743	1,786,840
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 97,492 and 96,813 shares issued and outstanding	975	968
Additional paid-in capital	184,548	169,099
Accumulated other comprehensive loss	(61,307)	(62,592)
Retained earnings	886,897	855,741
Total Patterson Companies, Inc. stockholders' equity	1,011,113	963,216
Noncontrolling interests	869	1,455
Total stockholders’ equity	1,011,982	964,671
Total liabilities and stockholders’ equity	$2,902,725	$2,751,511
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Net sales	$1,649,161	$1,553,168	$3,264,037	$2,799,005
Cost of sales	1,322,726	1,232,800	2,659,800	2,224,821
Gross profit	326,435	320,368	604,237	574,184
Operating expenses	263,575	246,662	580,906	462,606
Operating income	62,860	73,706	23,331	111,578
Other income (expense):
Gains on investments	—	—	87,827	—
Other income, net	6,804	3,223	8,227	5,257
Interest expense	(5,521)	(6,381)	(10,716)	(13,072)
Income before taxes	64,143	70,548	108,669	103,763
Income tax expense	16,205	16,722	26,929	25,735
Net income	47,938	53,826	81,740	78,028
Net loss attributable to noncontrolling interests	(392)	(234)	(586)	(439)
Net income attributable to Patterson Companies, Inc.	$48,330	$54,060	$82,326	$78,467
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.50	$0.57	$0.85	$0.82
Diluted	$0.49	$0.56	$0.84	$0.82
Weighted average shares:
Basic	97,321	95,518	97,089	95,341
Diluted	98,363	96,415	98,363	96,105
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Comprehensive income:
Net income	$47,938	$53,826	$81,740	$78,028
Foreign currency translation gain	440	3,327	764	15,916
Cash flow hedges, net of tax	260	261	521	521
Comprehensive income	$48,638	$57,414	$83,025	$94,465
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 25, 2020	95,947	$959	$146,606	$(97,039)	$799,652	$(16,061)	$2,327	$836,444
Foreign currency translation	—	—	—	12,589	—	—	—	12,589
Cash flow hedges	—	—	—	260	—	—	—	260
Net income (loss)	—	—	—	—	24,407	—	(205)	24,202
Dividends declared	—	—	—	—	(24,472)	—	—	(24,472)
Common stock issued and related tax benefits	309	4	(899)	—	—	—	—	(895)
Stock-based compensation	—	—	6,610	—	—	—	—	6,610
Balance at July 25, 2020	96,256	963	152,317	(84,190)	799,587	(16,061)	2,122	854,738
Foreign currency translation	—	—	—	3,327	—	—	—	3,327
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	54,060	—	(234)	53,826
Dividends declared	—	—	—	—	(24,903)	—	—	(24,903)
Common stock issued and related tax benefits	240	2	1,209	—	—	—	—	1,211
Stock-based compensation	—	—	4,267	—	—	—	—	4,267
Balance at October 24, 2020	96,496	965	157,793	(80,602)	828,744	(16,061)	1,888	892,727
Foreign currency translation	—	—	—	11,790	—	—	—	11,790
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	48,759	—	(192)	48,567
Dividends declared	—	—	—	—	(25,265)	—	—	(25,265)
Common stock issued and related tax benefits	125	1	1,505	—	—	—	—	1,506
Stock-based compensation	—	—	5,019	—	—	—	—	5,019
Balance at January 23, 2021	96,621	966	164,317	(68,551)	852,238	(16,061)	1,696	934,605
Foreign currency translation	—	—	—	5,699	—	—	—	5,699
Cash flow hedges	—	—	—	260	—	—	—	260
Net income (loss)	—	—	—	—	28,755	—	(241)	28,514
Dividends declared	—	—	—	—	(25,252)	—	—	(25,252)
Common stock issued and related tax benefits	192	2	(545)	—	—	—	—	(543)
Stock-based compensation	—	—	5,327	—	—	—	—	5,327
ESOP activity	—	—	—	—	—	16,061	—	16,061
Balance at April 24, 2021	96,813	$968	$169,099	$(62,592)	$855,741	$—	$1,455	$964,671

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 24, 2021	96,813	$968	$169,099	$(62,592)	$855,741	$—	$1,455	$964,671
Foreign currency translation	—	—	—	324	—	—	—	324
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	33,996	—	(194)	33,802
Dividends declared	—	—	—	—	(25,540)	—	—	(25,540)
Common stock issued and related tax benefits	422	4	(756)	—	—	—	—	(752)
Stock-based compensation	—	—	7,839	—	—	—	—	7,839
Balance at July 31, 2021	97,235	972	176,182	(62,007)	864,197	—	1,261	980,605
Foreign currency translation	—	—	—	440	—	—	—	440
Cash flow hedges	—	—	—	260	—	—	—	260
Net income (loss)	—	—	—	—	48,330	—	(392)	47,938
Dividends declared	—	—	—	—	(25,630)	—	—	(25,630)
Common stock issued and related tax benefits	257	3	2,708	—	—	—	—	2,711
Stock-based compensation	—	—	5,658	—	—	—	—	5,658
Balance at October 30, 2021	97,492	$975	$184,548	$(61,307)	$886,897	$—	$869	$1,011,982
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 30, 2021	October 24, 2020
Operating activities:
Net income	$81,740	$78,028
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	21,825	20,272
Amortization	19,155	18,609
Gains on investments	(87,827)	—
Non-cash employee compensation	13,497	16,660
Non-cash losses (gains) and other, net	3,974	5,976
Change in assets and liabilities:
Receivables	(583,939)	(505,535)
Inventory	(90,728)	58,238
Accounts payable	165,250	(179,276)
Accrued liabilities	(56,029)	24,555
Other changes from operating activities, net	(25,932)	39,469
Net cash used in operating activities	(539,014)	(423,004)
Investing activities:
Additions to property and equipment	(15,503)	(14,370)
Collection of deferred purchase price receivables	585,647	408,907
Acquisitions, net of cash acquired	(19,793)	—
Sale of investments	57,245	396
Net cash provided by investing activities	607,596	394,933
Financing activities:
Dividends paid	(50,407)	(25,009)
(Payment) draw on revolving credit	(10,000)	111,000
Other financing activities	1,959	631
Net cash (used in) provided by financing activities	(58,448)	86,622
Effect of exchange rate changes on cash	774	2,986
Net change in cash and cash equivalents	10,908	61,537
Cash and cash equivalents at beginning of period	143,244	77,944
Cash and cash equivalents at end of period	$154,152	$139,481

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$549,693	$437,330
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of October 30, 2021, and our results of operations and cash flows for the periods ended October 30, 2021 and October 24, 2020. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended October 30, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 30, 2022. These financial statements should be read in conjunction with the financial statements included in our 2021 Annual Report on Form 10-K filed on June 23, 2021.
The unaudited condensed consolidated financial statements include the assets and liabilities of PDC Funding Company, LLC ("PDC Funding"), PDC Funding Company II, LLC ("PDC Funding II"), PDC Funding Company III, LLC ("PDC Funding III") and PDC Funding Company IV, LLC ("PDC Funding IV"), which are our wholly owned subsidiaries and separate legal entities formed under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities established to sell customer installment sale contracts to outside financial institutions in the normal course of their business. PDC Funding III and PDC Funding IV are fully consolidated special purpose entities established to sell certain receivables to unaffiliated financial institutions. The assets of PDC Funding, PDC Funding II, PDC Funding III and PDC Funding IV would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding, PDC Funding II, PDC Funding III or PDC Funding IV. The unaudited condensed consolidated financial statements also include the assets and liabilities of Technology Partner Innovations, LLC, which is further described in Note 8.
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2022 and 2021 represents the 13 weeks ended October 30, 2021 and the 13 weeks ended October 24, 2020, respectively. The six months ended October 30, 2021 and October 24, 2020 included 27 and 26 weeks, respectively. Fiscal 2022 will include 53 weeks and fiscal 2021 included 52 weeks.
Gains on Investments
Other income (expense) in the condensed consolidated statements of operations and other comprehensive income includes gains on investments for the six months ended October 30, 2021 of $87,827, which consists of three components related to our investment in Vetsource. See Note 6 for further details.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Six Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Gain (loss) on interest rate swap agreements	$3,304	$415	$2,117	$(780)
Investment income and other	3,500	2,808	6,110	6,037
Other income, net	$6,804	$3,223	$8,227	$5,257
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $81 and $81 for the three months ended October 30, 2021 and October 24, 2020, respectively. The income tax expense related to cash flow hedges was $161 and $161 for the six months ended October 30, 2021 and October 24, 2020, respectively.
Earnings Per Share ("EPS")
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended		Six Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Denominator for basic EPS – weighted average shares	97,321	95,518	97,089	95,341
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	1,042	897	1,274	764
Denominator for diluted EPS – weighted average shares	98,363	96,415	98,363	96,105

Potentially dilutive securities representing 807 shares and 724 shares for the three and six months ended October 30, 2021, respectively, and 1,178 shares and 2,524 shares for the three and six months ended October 24, 2020, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of October 30, 2021 and April 24, 2021 were $2,235 and $2,491, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At October 30, 2021 and April 24, 2021, contract liabilities of $33,337 and $23,526 were reported in other accrued liabilities, respectively. During the six months ended October 30, 2021, we recognized $11,764 of the amount previously deferred at April 24, 2021.
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
Note 2. Acquisitions
During the first quarter of fiscal 2022, we acquired substantially all of the assets of Miller Vet Holdings, LLC, a multiregional veterinary distributor, for total cash consideration of $19,793 and liabilities assumed of $6,799. We have included its results of operations in our financial statements since the date of acquisition within the Animal Health segment. This acquisition is expected to grow our presence in the companion animal market and drive increased operating leverage and synergies. The accounting for the acquisition is not complete because certain information and analysis that may impact our initial valuations are still being obtained or reviewed. As of October 30, 2021, we have recorded $14,000 of identifiable intangibles, $871 of goodwill, which is deductible for income tax purposes, and net tangible assets of $4,922 in our condensed consolidated balance sheets related to this acquisition. The acquisition did not materially impact our financial statements, and therefore pro forma results are not provided.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of October 30, 2021, of which $200,000 was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of October 30, 2021 and April 24, 2021, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $406,889 and $384,950, respectively. Sales of trade receivables under this facility were $1,877,460 and $1,507,189, and cash collections from customers on receivables sold were $1,855,260 and $1,442,620 during the six months ended October 30, 2021 and October 24, 2020, respectively.

The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $894 and $615 during the three months ended October 30, 2021 and October 24, 2020, respectively, and $1,615 and $3,001 during the six months ended October 30, 2021 and October 24, 2020, respectively, related to the Receivables.

The following rollforward summarizes the activity related to the DPP receivable:

	Six Months Ended
	October 30, 2021	October 24, 2020
Beginning DPP receivable balance	$183,999	$117,327
Non-cash additions to DPP receivable	516,740	386,159
Collection of DPP receivable	(494,586)	(335,228)
Ending DPP receivable balance	$206,153	$168,258

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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at October 30, 2021 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at October 30, 2021 was $100,000.
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

During the six months ended October 30, 2021 and October 24, 2020, we sold $113,418 and $130,258 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $3,363 and a gain of $1,614 during the three months ended October 30, 2021 and October 24, 2020, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $3,290 and a gain of $1,272 during the six months ended October 30, 2021 and October 24, 2020, respectively, related to these contracts sold. Cash collections on financed receivables sold were $218,077 and $177,193 during the six months ended October 30, 2021 and October 24, 2020, respectively.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $45,148 and $36,771 as of October 30, 2021 and April 24, 2021, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $47,636 and $50,638 as of October 30, 2021 and April 24, 2021, respectively, of finance contracts we have not yet sold. A total of $563,309 of finance contracts receivable sold under the arrangements was outstanding at October 30, 2021. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Six Months Ended
	October 30, 2021	October 24, 2020
Beginning DPP receivable balance	$227,967	$228,019
Non-cash additions to DPP receivable	32,953	51,171
Collection of DPP receivable	(91,061)	(73,679)
Ending DPP receivable balance	$169,859	$205,511
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at October 30, 2021.
Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 30, 2021, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2029. We sold an identical interest rate cap to the same bank. As of October 30, 2021, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of September 2028. We sold an identical interest rate cap to the same bank.
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

As of April 24, 2021, the remaining notional amount for interest rate swap agreements was $653,122, with the latest maturity date in fiscal 2028. During the six months ended October 30, 2021, we entered into forward interest rate swap agreements with a notional amount of $58,303. As of October 30, 2021, the remaining notional amount for interest rate swap agreements was $564,944, with the latest maturity date in fiscal 2029.
Net cash payments of $3,992 and $5,116 were made during the six months ended October 30, 2021 and October 24, 2020, respectively, to settle a portion of our liabilities related to interest rate swap agreements. These payments are reflected as cash outflows in the condensed consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	October 30, 2021	April 24, 2021
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$726	$—
Interest rate contracts	Other non-current assets	4,315	2,120
Total asset derivatives		$5,041	$2,120
Liabilities:
Interest rate contracts	Other accrued liabilities	$2,432	$3,776
Interest rate contracts	Other non-current liabilities	5,621	7,795
Total liability derivatives		$8,053	$11,571
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Interest rate contracts	Interest expense	$(341)	$(342)	$(682)	$(682)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Interest rate contracts	Other income, net	$3,304	$415	$2,117	$(780)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and six months ended October 30, 2021 or October 24, 2020.
We recorded no ineffectiveness during the three and six month periods ended October 30, 2021 and October 24, 2020. As of October 30, 2021, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	October 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,466	$1,466	$—	$—
DPP receivable - receivables securitization program	206,153	—	—	206,153
DPP receivable - customer financing	169,859	—	—	169,859
Derivative instruments	5,041	—	5,041	—
Total assets	$382,519	$1,466	$5,041	$376,012
Liabilities:
Derivative instruments	$8,053	$—	$8,053	$—

	April 24, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,698	$1,698	$—	$—
DPP receivable - receivables securitization program	183,999	—	—	183,999
DPP receivable - customer financing	227,967	—	—	227,967
Derivative instruments	2,120	—	2,120	—
Total assets	$415,784	$1,698	$2,120	$411,966
Liabilities:
Derivative instruments	$11,571	$—	$11,571	$—
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
During the three months ended July 31, 2021, we sold a portion of our investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians, with a carrying value of $25,814 for $56,849. We recorded a pre-tax gain of $31,035 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this sale in the first quarter of fiscal 2022. The cash received of $56,849 is reported within investing activities in our condensed consolidated statements of cash flows. During the three months ended July 31, 2021, we also recorded a pre-tax non-cash gain of $31,035 to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56,849. This gain was recorded in gains on investments in our condensed consolidated statements of operations and other comprehensive income. The carrying value of the investment we owned following this sale was $56,849 and $25,814 as of October 30, 2021 and April 24, 2021, respectively. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25,757 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this transaction. The carrying value of this put option as of October 30, 2021 is $25,757, and is reported within investments in our condensed consolidated balance sheets. The aggregate gains on investments of $87,827 are reported within operating activities in our condensed consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the three or six months ended October 24, 2020.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of October 30, 2021 and April 24, 2021 was $605,112 and $610,811, respectively, as compared to a carrying value of $588,841 and $588,295 at October 30, 2021 and April 24, 2021, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 30, 2021 and April 24, 2021.
Note 7. Income Taxes
The effective income tax rate for the three months ended October 30, 2021 was 25.3% compared to 23.7% for the three months ended October 24, 2020. The increase in the rate was primarily due to a geographical shift in earnings. The effective income tax rate for the six months ended October 30, 2021 was 24.8% compared to 24.8% for the six months ended October 24, 2020. There was an increase in the rate for the six months ended October 30, 2021 primarily due to a geographical shift in earnings, which was offset by excess tax benefits associated with stock-based compensation awards.
Note 8. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three months ended October 30, 2021 and October 24, 2020, net loss attributable to the noncontrolling interest was $392 and $234, respectively. During the six months ended October 30, 2021 and October 24, 2020, net loss attributable to the noncontrolling interest was $586 and $439, respectively. As of October 30, 2021, we had noncontrolling interests of $869 on our condensed consolidated balance sheets. We contributed additional net assets of $500 during the three months ended October 30, 2021, and Cure Partners is expected to contribute net assets of $500 by the end of fiscal 2022. Since TPI was formed in fiscal 2019, there have been no changes in ownership interests.
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
The following tables present information about our reportable segments:

	Three Months Ended		Six Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Consolidated net sales
United States	$1,363,753	$1,279,106	$2,677,525	$2,313,978
United Kingdom	184,006	179,695	376,753	329,087
Canada	101,402	94,367	209,759	155,940
Total	$1,649,161	$1,553,168	$3,264,037	$2,799,005
Dental net sales
United States	$561,574	$570,769	$1,102,647	$968,229
Canada	60,641	60,979	126,435	93,814
Total	$622,215	$631,748	$1,229,082	$1,062,043
Animal Health net sales
United States	$802,700	$701,094	$1,570,180	$1,335,117
United Kingdom	184,006	179,695	376,753	329,087
Canada	40,761	33,388	83,324	62,126
Total	$1,027,467	$914,177	$2,030,257	$1,726,330
Corporate net sales
United States	$(521)	$7,243	$4,698	$10,632
Total	$(521)	$7,243	$4,698	$10,632

	Three Months Ended		Six Months Ended
	October 30, 2021	October 24, 2020[1]	October 30, 2021	October 24, 2020[1]
Consolidated net sales
Consumable	$1,344,812	$1,241,586	$2,686,486	$2,286,567
Equipment and software	223,813	220,227	407,265	349,658
Value-added services and other	80,536	91,355	170,286	162,780
Total	$1,649,161	$1,553,168	$3,264,037	$2,799,005
Dental net sales
Consumable	$356,654	$357,849	$733,230	$614,452
Equipment and software	193,437	198,181	350,403	311,198
Value-added services and other	72,124	75,718	145,449	136,393
Total	$622,215	$631,748	$1,229,082	$1,062,043
Animal Health net sales
Consumable	$988,158	$883,737	$1,953,256	$1,672,115
Equipment and software	30,376	22,046	56,862	38,460
Value-added services and other	8,933	8,394	20,139	15,755
Total	$1,027,467	$914,177	$2,030,257	$1,726,330
Corporate net sales
Value-added services and other	$(521)	$7,243	$4,698	$10,632
Total	$(521)	$7,243	$4,698	$10,632
1 Certain sales were reclassified between categories to conform to the current period presentation.

	Three Months Ended		Six Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Operating income
Dental	$55,570	$72,957	$54,484	$110,726
Animal Health	26,135	17,591	49,940	34,990
Corporate	(18,845)	(16,842)	(81,093)	(34,138)
Total	$62,860	$73,706	$23,331	$111,578

	October 30, 2021	April 24, 2021
Total assets
Dental	$893,496	$863,718
Animal Health	1,548,698	1,391,892
Corporate	460,531	495,901
Total	$2,902,725	$2,751,511

Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of October 30, 2021:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 24, 2021	$(4,496)	$(58,096)	$(62,592)
Other comprehensive income before reclassifications	—	764	764
Amounts reclassified from AOCL	521	—	521
AOCL at October 30, 2021	$(3,975)	$(57,332)	$(61,307)
The amounts reclassified from AOCL during the six months ended October 30, 2021 include gains and losses on cash flow hedges, net of taxes of $161. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $682 for the six months ended October 30, 2021.
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
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleged that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserted one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act. Plymouth sought compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs. On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs. On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the U.S. Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommended the dismissal of all claims against individual defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On September 10, 2019, the District Court adopted the Magistrate Judge’s report and recommendation. On September 28, 2020, the District Court granted plaintiffs’ motion to certify the class, appoint class representatives and appoint class counsel. On October 12, 2020, Patterson and the remaining individual defendant, Mr. Anderson, filed a Rule 23(f) petition for interlocutory appeal of the class certification order with the Eighth Circuit Court of Appeals in which the defendants sought clarification of the standard for rebutting the Basic presumption of class-wide reliance in securities class actions. On October 13, 2020, Patterson and Mr. Anderson filed a motion to stay the underlying proceeding with the District Court pending the possibility of interlocutory appeal. On November 9, 2020, the District Court denied defendants’ motion to stay and on November 12, 2020, the Eighth Circuit Court of Appeals denied defendants’ Rule 23(f) petition. On May 17, 2021, Patterson and Mr. Anderson filed a motion for summary judgment and a motion to exclude plaintiff's expert. On August 27, 2021, we signed a memorandum of understanding to settle this case. Under the terms of the settlement, Patterson agreed to pay $63,000 to resolve the case. Although we have agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers consented to the settlement and contributed an aggregate of $35,000 to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63,000 in other accrued liabilities in the condensed consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation. During the first quarter of fiscal 2022, we also recorded a receivable of $27,000 in prepaid expenses and other current assets in the condensed consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount was paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36,000 was recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income. We recorded a gain of $8,000 during the second quarter of fiscal 2022 in our Corporate segment to account for our receipt of carrier reimbursement of previously expended fees and costs. The settlement is subject to court approval of a stipulation of settlement which was filed by the parties during the second quarter of fiscal 2022.
On October 1, 2018, Sally Pemberton filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, Mark Walchirk, John Buck, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak and Tim Rogan as individual defendants in the U.S. District Court for the District of Minnesota in a case captioned Sally Pemberton v. Scott P. Anderson, et al., Case No. 18-CV-2818 (PJS/HB). Derivatively on behalf of Patterson, plaintiff alleged that Patterson, with Benco and Henry Schein, “engage[d] in a conspiracy in restraint of trade, whereby the companies agreed to refuse to offer discounted prices or otherwise negotiate with GPOs, agreed to fix margins on dental supplies and equipment, agreed not to poach one another’s customers or sales representatives, and agreed to block the entry and expansion of rival distributors." Plaintiff further alleged that the individual defendants failed to disclose Patterson’s alleged “antitrust misconduct” to the public and purportedly caused Patterson to repurchase $412,800 of its own stock at prices that were artificially inflated. In the derivative complaint, plaintiff asserted six counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; (iii) unjust enrichment; (iv) violations of Section 14(a) of the Exchange Act; (v) violations of Section 10(b) and Rule 10b-5 of the Exchange Act and (vi) violations of Section 20(a) of the Exchange Act. Plaintiff sought compensatory damages with pre-judgment and post-judgment interest, costs, disbursements and reasonable attorneys’ fees, experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On September 10, 2019, the Honorable Patrick J. Schiltz dismissed this action without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On October 31, 2019, Patterson’s Board received a written demand to initiate litigation against its officers and directors based on the claims Ms. Pemberton originally presented in her complaint. Following this demand, and after consultation with legal counsel, effective March 16, 2020, the Board adopted a resolution appointing Professor John Matheson and The Honorable George McGunnigle, retired Judge of Hennepin County District Court, as a special litigation committee pursuant to Minnesota Statutes Section 302A.241. Pursuant to the resolution, the special litigation committee had complete power and authority to investigate the demand, analyze the legal rights or remedies of Patterson, determine whether those rights or remedies should be pursued, and respond to Ms. Pemberton on behalf of Patterson.
On August 28, 2018, Kirsten Johnsen filed a stockholder derivative complaint against Patterson Companies, Inc., as a nominal defendant, and the following former and current officers and directors of Patterson: Scott Anderson, Ann Gugino, James Wiltz, John Buck, Jody Feragen, Ellen Rudnick, Les Vinney, Neil Schrimsher, Sarena Lin, Harold Slavkin, Alex Blanco and Mark Walchirk as individual defendants in Hennepin County District Court in a case captioned Kirsten Johnsen v. Scott P. Anderson et al., Case No. 27-CV-18-14315. Derivatively on behalf of Patterson, plaintiff alleged that Patterson “suppressed price competition and maintained supracompetitive prices for dental supplies and equipment by entering into agreements with Henry Schein and Benco to: (i) fix margins for dental supplies and equipment; and (ii) block the entry and expansion of lower-margin, lower-priced, rival dental distributors through threatened and actual group boycotts.” Plaintiff further alleged that the individual defendants failed to disclose Patterson’s alleged “price-fixing scheme” to the public and purportedly “caused Patterson to repurchase over $412,800 worth of its own stock at artificially inflated prices.” In the derivative complaint, plaintiff asserted three counts against the individual defendants for: (i) breach of fiduciary duty; (ii) waste of corporate assets; and (iii) unjust enrichment. Plaintiff sought compensatory damages, equitable and injunctive relief as permitted by law, costs, disbursements and reasonable attorneys’ fees, accountants’ fees and experts’ fees, costs and expenses, and an order awarding restitution from the individual defendants and directing Patterson “to take all necessary actions to reform and improve its corporate governance and internal procedures.” On February 19, 2019, the Hennepin County District Court ordered this litigation stayed pending resolution of the above-described case brought by Sally Pemberton. On September 10, 2019, the Honorable Patrick J. Schiltz dismissed Pemberton without prejudice because the plaintiff failed to make a pre-suit demand on Patterson’s Board of Directors. On November 5, 2019, the defendants in Johnsen moved to dismiss such action based on plaintiff’s failure to make a pre-suit demand or otherwise properly plead demand futility. On December 12, 2019, in light of the outcome in Pemberton, the defendants and Johnsen entered into a stipulation for voluntary dismissal of the Johnsen action, which the court granted on December 13, 2019. On April 27, 2020, Patterson’s Board received a written demand to initiate litigation against its officers and directors based on the claims Ms. Johnsen originally presented in her complaint. Effective June 30, 2020, the Board adopted a resolution expanding the scope of the previously constituted special litigation committee to include this matter. Pursuant to the resolution, the special litigation committee had complete power and authority to investigate the demand, analyze the legal rights or remedies of Patterson, determine whether those rights or remedies should be pursued, and respond to Ms. Johnsen on behalf of Patterson.
On October 27, 2020, Patterson’s Board received a written demand from Matthew Davis to undertake an independent investigation and take action to remedy alleged breaches of fiduciary duties by the following current and former directors and officers of Patterson: John Buck, Scott Anderson, Stephen Armstrong, Ann Gugino, Mark Walchirk, Alex Blanco, Jody Feragen, Sarena Lin, Ellen Rudnick, Neil Schrimsher, Les Vinney, James Wiltz, Paul Guggenheim, David Misiak, Harold Slavkin and Tim Rogan. The demand arose from the allegations that Patterson (a) conspired with Henry Schein and Benco over a multi-year period to boycott GPOs and fix dental supply prices; and (b) issued a series of materially false and misleading statements in connection with such scheme. The demand sought the institution of an action for breach of fiduciary duty and appropriate remedial measures, including obtaining damages from all persons unjustly enriched. Effective November 20, 2020, Patterson’s Board adopted a resolution expanding the scope of the previously constituted special litigation committee to include this matter. Pursuant to the resolution, the special litigation committee had complete power and authority to investigate the demand, analyze the legal rights or remedies of Patterson, determine whether those rights or remedies should be pursued, and respond to Mr. Davis on behalf of Patterson.
Over an approximately 19-month period, the special litigation committee, represented by independent legal counsel of its own choosing and assisted by independent experts, conducted an exhaustive independent investigation of the claims made in the shareholder demand letters from Pemberton, Johnsen and Davis to decide whether the shareholder claims should be pursued. On November 2, 2021, the special litigation committee issued a report to Patterson’s Board. In its report, the special litigation committee concluded that it would not be in the best interests of Patterson to pursue the claims made in the Pemberton, Johnsen and Davis demand letters.

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
OVERVIEW
Our financial information for the first six months of fiscal 2022 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment and software, turnkey digital solutions and value-added services to dentists and dental laboratories throughout North America. Animal Health is a leading, full-

line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results.
Operating margins of the animal health business are lower than the dental business. While operating expenses run at a lower rate in the animal health business when compared to the dental business, gross margins in the animal health business are lower due generally to the low margins experienced on the sale of pharmaceutical products.
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2022 and 2021 represents the 13 weeks ended October 30, 2021 and the 13 weeks ended October 24, 2020, respectively. The six months ended October 30, 2021 and October 24, 2020 included 27 and 26 weeks, respectively. Fiscal 2022 will include 53 weeks and fiscal 2021 included 52 weeks.
We believe there are several important aspects of our business that are useful in analyzing it, including: (1) growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) cost controls and efficiency enhancements. Management defines internal growth as net sales adjusted to exclude the impact of foreign currency, changes in product selling relationships, contributions from recent acquisitions and differences in the number of weeks in fiscal periods. Foreign currency impact represents the difference in results that is attributable to fluctuations in currency exchange rates the company uses to convert results for all foreign entities where the functional currency is not the U.S. dollar. The company calculates the impact as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period’s currency exchange rates. The company believes the disclosure of net sales changes in constant currency provides useful supplementary information to investors in light of fluctuations in currency rates.
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
Fiscal 2022 Legal Reserve. On August 27, 2021, we signed a memorandum of understanding to settle the federal securities class action complaint described in Note 11 to the Condensed Consolidated Financial Statements. Under the terms of the settlement, Patterson agreed to pay $63.0 million to resolve the case. Although we have agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers consented to the settlement and contributed an aggregate of $35.0 million to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63.0 million in other accrued liabilities in the condensed consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation (the "Fiscal 2022 Legal Reserve"). During the first quarter of fiscal 2022, we also recorded a receivable of $27.0 million in prepaid expenses and other current assets in the condensed consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount was paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36.0 million was recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income. We recorded a gain of $8.0 million during the second quarter of fiscal 2022 in our Corporate segment to account for our receipt of carrier reimbursement of previously expended fees and costs. The settlement is subject to court approval of a stipulation of settlement which was filed by the parties during the second quarter of fiscal 2022.
Inventory Donation Charges. During the first quarter of fiscal 2022, we committed to donate certain personal protective equipment to charitable organizations to assist with COVID-19 recovery efforts. We recorded a charge of $49.2 million within cost of sales in our condensed consolidated statements of operations and other comprehensive income as a result ("Inventory Donation Charges"). These charges were driven by our intention to not sell these products, but rather to donate them to charitable organizations. Of the $49.2 million expense recorded, $47.2 million and $2.0 million was recorded within our Dental and Animal Health segments, respectively.
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
RESULTS OF OPERATIONS
QUARTER ENDED OCTOBER 30, 2021 COMPARED TO QUARTER ENDED OCTOBER 24, 2020
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	October 30, 2021	October 24, 2020
Net sales	100.0%	100.0%
Cost of sales	80.2	79.4
Gross profit	19.8	20.6
Operating expenses	16.0	15.9
Operating income	3.8	4.7
Other income (expense)	0.1	(0.2)
Income before taxes	3.9	4.5
Income tax expense	1.0	1.0
Net income	2.9	3.5
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.9%	3.5%
Net Sales. Consolidated net sales for the three months ended October 30, 2021 were $1,649.2 million, an increase of 6.2% from $1,553.2 million for the three months ended October 24, 2020. Foreign exchange rate changes had a favorable impact of 0.9% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended October 30, 2021. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of substantially all of the assets of Miller Vet Holdings, LLC, a multiregional veterinary distributor ("Miller Vet"), on sales for the three months ended October 30, 2021, resulting in a net decrease in sales of approximately 3.0%.

Dental segment sales for the three months ended October 30, 2021 were $622.2 million, a decrease of 1.5% from $631.7 million for the three months ended October 24, 2020. Foreign exchange rate changes had a favorable impact of 0.5% on current quarter sales. Current quarter sales of consumables decreased 0.3%, sales of equipment and software decreased 2.4%, and sales of value-added services and other decreased 4.7%. Consumable and equipment sales declined primarily as a result of lower infection control product sales in the current quarter.
Animal Health segment sales for the three months ended October 30, 2021 were $1,027.5 million, an increase of 12.4% from $914.2 million for the three months ended October 24, 2020. Foreign exchange rate changes had a favorable impact of 1.3% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended October 30, 2021. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of Miller Vet on sales for the three months ended October 30, 2021, resulting in a net decrease in sales of approximately 5.1%. Sales were higher during the three months ended October 30, 2021, driven by increased demand across all our animal health businesses and geographies.
Gross Profit. The consolidated gross profit margin rate for the three months ended October 30, 2021 decreased 80 basis points to 19.8%. The decline was primarily driven by unfavorable mix in sales among our segments due to faster growth in our Animal Health segment, and lower net sales in our Corporate segment due to rising interest rates on our customer financing portfolio. This interest rate impact was offset by a gain on associated interest rate swap agreements, which is reflected in other income, net in our condensed consolidated statements of operations and other comprehensive income.
Operating Expenses. Consolidated operating expenses for the three months ended October 30, 2021 were $263.6 million, a 6.9% increase from the prior year quarter of $246.7 million. We incurred higher operating expenses during the three months ended October 30, 2021 due to higher personnel costs and higher travel-related expenses. These increases were partially offset by the receipt of $8.0 million related to the Fiscal 2022 Legal Reserve. The consolidated operating expense ratio of 16.0% increased 10 basis points from the prior year quarter.
Operating Income. For the three months ended October 30, 2021, operating income was $62.9 million, or 3.8% of net sales, as compared to $73.7 million, or 4.7% of net sales for the three months ended October 24, 2020. The decrease in operating income and operating income as a percent of net sales was primarily due to higher personnel costs and higher travel-related expenses. These increases were partially offset by the growth in sales experienced during the three months ended October 30, 2021, as well as the receipt of $8.0 million related to the Fiscal 2022 Legal Reserve.
Dental segment operating income was $55.6 million for the three months ended October 30, 2021, compared to $73.0 million for the three months ended October 24, 2020. The decrease in operating income was primarily due to higher personnel costs, higher travel-related expenses and reduced sales during the three months ended October 30, 2021.
Animal Health segment operating income was $26.1 million for the three months ended October 30, 2021, compared to $17.6 million for the three months ended October 24, 2020. The increase was primarily driven by higher net sales during the three months ended October 30, 2021, partially offset by higher personnel costs incurred during the three months ended October 30, 2021.
Corporate segment operating loss was $18.8 million and $16.8 million for the three months ended October 30, 2021 and October 24, 2020, respectively. The change was primarily driven by lower customer financing-related net sales and higher personnel costs in the current quarter, partially offset by the receipt of $8.0 million related to the Fiscal 2022 Legal Reserve.
Other Income (Expense). Net other income for the three months ended October 30, 2021 was $1.3 million, as compared to net other expense of $3.2 million for the three months ended October 24, 2020. The change was primarily driven by a larger gain on our interest rate swap during the three months ended October 30, 2021.
Income Tax Expense. The effective income tax rate for the three months ended October 30, 2021 was 25.3%, compared to 23.7% for the three months ended October 24, 2020. The increase in the rate was primarily due to a geographical shift in earnings.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the three months ended October 30, 2021 was $48.3 million, compared to $54.1 million for the three months ended October 24, 2020. Earnings per diluted share were $0.49 in the current quarter compared to $0.56 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 98.4 million, compared to 96.4 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
SIX MONTHS ENDED OCTOBER 30, 2021 COMPARED TO SIX MONTHS ENDED OCTOBER 24, 2020
The following table summarizes our results as a percent of net sales:

	Six Months Ended
	October 30, 2021	October 24, 2020
Net sales	100.0%	100.0%
Cost of sales	81.5	79.5
Gross profit	18.5	20.5
Operating expenses	17.8	16.5
Operating income	0.7	4.0
Other income (expense)	2.6	(0.3)
Income before taxes	3.3	3.7
Income tax expense	0.8	0.9
Net income	2.5	2.8
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.5%	2.8%
Net Sales. Consolidated net sales for the six months ended October 30, 2021 were $3,264.0 million, a 16.6% increase from $2,799.0 million for the six months ended October 24, 2020. Sales were positively impacted by an estimated 4.1% due to the extra week of results in the current period. Foreign exchange rate changes had a favorable impact of 1.7% on current period sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the six months ended October 30, 2021. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of substantially all of the assets of Miller Vet on sales for the six months ended October 30, 2021, resulting in a net decrease in sales of approximately 3.1%.
Dental segment sales for the six months ended October 30, 2021 were $1,229.1 million, a 15.7% increase from $1,062.0 million for the six months ended October 24, 2020. Sales were positively impacted by an estimated 3.9% due to the extra week of results in the current period. Foreign exchange rate changes had a favorable impact of 1.0% on current period sales. Current period sales of consumables increased 19.3%, sales of equipment and software increased 12.6% to $350.4 million, and sales of value-added services and other increased 6.6%. Dental segment sales growth in the current period was driven by a recovery in the Dental end markets, compared to sales during the six months ended October 24, 2020, which were negatively affected by the COVID-19 pandemic when dental offices were closed for elective procedures, particularly during the first quarter of our fiscal 2021.
Animal Health segment sales for the six months ended October 30, 2021 were $2,030.3 million, a 17.6% increase from $1,726.3 million for the six months ended October 24, 2020. Sales were positively impacted by an estimated 4.2% due to the extra week of results in the current period. Foreign exchange rate changes had a favorable impact of 2.1% on current period sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the six months ended October 30, 2021. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of substantially all of the assets of Miller Vet on sales for the six months ended October 30, 2021, resulting in a net decrease in sales of approximately 5.1%. Sales were higher during the six months ended October 30, 2021, driven by increased demand across all our animal health businesses and geographies.
Gross Profit. The consolidated gross profit margin rate for the six months ended October 30, 2021 decreased 200 basis points from the prior year period to 18.5%, driven primarily by the impact of the $49.2 million Inventory Donation Charges.

Operating Expenses. Consolidated operating expenses for the six months ended October 30, 2021 were $580.9 million, a 25.6% increase from the prior year period of $462.6 million. We incurred higher operating expenses during the six months ended October 30, 2021 primarily due to higher personnel costs and the impact of the Fiscal 2022 Legal Reserve. The higher personnel costs were primarily due to the salary reductions, reduced work hours, and furloughs we implemented as a response to the COVID-19 pandemic during the three months ended July 25, 2020. The consolidated operating expense ratio of 17.8% increased 130 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the six months ended October 30, 2021, operating income was $23.3 million, or 0.7% of net sales, as compared to $111.6 million, or 4.0% of net sales for the six months ended October 24, 2020. The decrease in operating income was primarily due to the impact of the Fiscal 2022 Legal Reserve and the Inventory Donation Charges, as well as higher personnel costs incurred during the six months ended October 30, 2021. These impacts were partially offset by the growth in sales experienced during the six months ended October 30, 2021.
Dental segment operating income was $54.5 million for the six months ended October 30, 2021, a decrease of $56.2 million from the prior year period. The decrease was primarily driven by the expense associated with the Inventory Donation Charges and higher personnel costs, partially offset by an increase in net sales during the six months ended October 30, 2021.
Animal Health segment operating income was $49.9 million for the six months ended October 30, 2021, an increase of $15.0 million from the prior year period. The increase was primarily driven by higher net sales during the six months ended October 30, 2021, partially offset by higher personnel costs incurred during the six months ended October 30, 2021.
Corporate segment operating loss was $81.1 million and $34.1 million for the six months ended October 30, 2021 and October 24, 2020, respectively. The change was primarily driven by the impact of the Fiscal 2022 Legal Reserve, as well as higher personnel costs during the six months ended October 30, 2021.
Other Income (Expense). Net other income for the six months ended October 30, 2021 was $85.3 million, compared to net other expense of $7.8 million for the six months ended October 24, 2020. The difference in other income (expense) was primarily driven by the Gain on Investment recorded during the six months ended October 30, 2021.
Income Tax Expense. The effective income tax rate for the six months ended October 30, 2021 was 24.8%, compared to 24.8% for the six months ended October 24, 2020. There was an increase in the rate for the six months ended October 30, 2021 primarily due to a geographical shift in earnings, which was offset by excess tax benefits associated with stock-based compensation awards.
Net Income Attributable to Patterson Companies Inc. and Earnings Per Share. Net income attributable to Patterson Companies Inc. for the six months ended October 30, 2021 was $82.3 million, compared to $78.5 million for the six months ended October 24, 2020. Earnings per diluted share were $0.84 in the current period compared to $0.82 in the prior year period. Weighted average diluted shares outstanding in the current period were 98.4 million, compared to 96.1 million in the prior year period. The current period and prior year period cash dividend declared was $0.52 per common share.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $539.0 million and $423.0 million for the six months ended October 30, 2021 and October 24, 2020, respectively. Net cash used in operating activities for the six months ended October 30, 2021 was primarily due to the impact of our Receivables Securitization Program and a net increase in inventory, inclusive of the impact of the $49.2 million Inventory Donation Charges, partially offset by an increase in accounts payable.
Net cash provided by investing activities was $607.6 million and $394.9 million for the six months ended October 30, 2021 and October 24, 2020, respectively. Collections of DPP receivables were $585.6 million and $408.9 million for the six months ended October 30, 2021 and October 24, 2020, respectively. During the six months ended October 30, 2021, we recorded cash receipts of $57.2 million from the sale of investments and used $19.8 million to acquire Miller Vet. Capital expenditures were $15.5 million and $14.4 million during the six months ended October

30, 2021 and October 24, 2020, respectively. We expect to use a total of approximately $50.0 million for capital expenditures in fiscal 2022.
Net cash used in financing activities for the six months ended October 30, 2021 was $58.4 million, driven primarily by dividend payments of $50.4 million. For the six months ended October 24, 2020, net cash provided by financing activities was $86.6 million, driven primarily by $111.0 million attributed to draws on our revolving line of credit. We paid dividends of $25.0 million during the six months ended October 24, 2020. During the six months ended October 24, 2020, we declared cash dividends totaling $0.52 per common share.
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
As of October 30, 2021, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.34%, and $43.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.33%. As of April 24, 2021, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.36%, and $53.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.34%.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 30, 2021. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 30, 2021.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024. No shares were repurchased under the stock repurchase plan during the second quarter of fiscal 2022.
Our Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Third Amended and Restated Receivables Purchase Agreement, dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Twenty-First Amendment, dated August 5, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2021 (File No. 000-20572)).

10.2
Receivables Purchase Agreement, dated as of July 24, 2018, by and among Patterson Dental Supply, Inc., as servicer, PDC Funding Company III, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Eighth Amendment, dated August 20, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2021 (File No. 000-20572)).

10.3
Receivables Purchase Agreement, dated as of January 15, 2020, by and among Patterson Veterinary Supply, Inc., as servicer, PDC Funding Company IV, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Sixth Amendment, dated August 20, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2021 (File No. 000-20572)).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended October 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended October 30, 2021 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: December 1, 2021	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)