Form 10-Q
period 2022-01-29
PATTERSON COMPANIES, INC.
filed 2022-03-02
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 29, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 23, 2022, there were 97,622,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 29, 2022	April 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$165,044	$143,244
Receivables, net of allowance for doubtful accounts of $6,780 and $6,138	467,111	449,235
Inventory	868,728	736,778
Prepaid expenses and other current assets	289,548	286,672
Total current assets	1,790,431	1,615,929
Property and equipment, net	214,426	219,438
Operating lease right-of-use assets, net	71,817	77,217
Long-term receivables, net	153,433	223,970
Goodwill, net	140,670	139,932
Identifiable intangibles, net	262,955	279,644
Investments	138,471	105,522
Other non-current assets	91,293	89,859
Total assets	$2,863,496	$2,751,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$715,544	$609,264
Accrued payroll expense	101,320	118,425
Other accrued liabilities	149,816	175,975
Operating lease liabilities	30,417	32,252
Current maturities of long-term debt	—	100,750
Borrowings on revolving credit	135,000	53,000
Total current liabilities	1,132,097	1,089,666
Long-term debt	488,353	487,545
Non-current operating lease liabilities	43,513	48,318
Other non-current liabilities	155,355	161,311
Total liabilities	1,819,318	1,786,840
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 97,587 and 96,813 shares issued and outstanding	976	968
Additional paid-in capital	191,505	169,099
Accumulated other comprehensive loss	(67,552)	(62,592)
Retained earnings	918,311	855,741
Total Patterson Companies, Inc. stockholders' equity	1,043,240	963,216
Noncontrolling interests	938	1,455
Total stockholders’ equity	1,044,178	964,671
Total liabilities and stockholders’ equity	$2,863,496	$2,751,511
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Net sales	$1,596,596	$1,551,268	$4,860,633	$4,350,273
Cost of sales	1,259,985	1,226,727	3,919,785	3,451,548
Gross profit	336,611	324,541	940,848	898,725
Operating expenses	275,778	262,860	856,684	725,466
Operating income	60,833	61,681	84,164	173,259
Other income (expense):
Gains on investments	13,092	—	100,919	—
Other income, net	6,186	4,323	14,413	9,580
Interest expense	(4,879)	(5,532)	(15,595)	(18,604)
Income before taxes	75,232	60,472	183,901	164,235
Income tax expense	18,657	11,905	45,586	37,640
Net income	56,575	48,567	138,315	126,595
Net loss attributable to noncontrolling interests	(431)	(192)	(1,017)	(631)
Net income attributable to Patterson Companies, Inc.	$57,006	$48,759	$139,332	$127,226
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.58	$0.51	$1.43	$1.33
Diluted	$0.58	$0.50	$1.42	$1.32
Weighted average shares:
Basic	97,471	95,734	97,213	95,472
Diluted	98,554	96,953	98,450	96,379
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Comprehensive income:
Net income	$56,575	$48,567	$138,315	$126,595
Foreign currency translation (loss) gain	(6,506)	11,790	(5,742)	27,706
Cash flow hedges, net of tax	261	261	782	782
Comprehensive income	$50,330	$60,618	$133,355	$155,083
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

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling Interests	Total
	Shares	Amount
Balance at April 24, 2021	96,813	$968	$169,099	$(62,592)	$855,741	$—	$1,455	$964,671
Foreign currency translation	—	—	—	324	—	—	—	324
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	33,996	—	(194)	33,802
Dividends declared	—	—	—	—	(25,540)	—	—	(25,540)
Common stock issued and related tax benefits	422	4	(756)	—	—	—	—	(752)
Stock-based compensation	—	—	7,839	—	—	—	—	7,839
Balance at July 31, 2021	97,235	972	176,182	(62,007)	864,197	—	1,261	980,605
Foreign currency translation	—	—	—	440	—	—	—	440
Cash flow hedges	—	—	—	260	—	—	—	260
Net income (loss)	—	—	—	—	48,330	—	(392)	47,938
Dividends declared	—	—	—	—	(25,630)	—	—	(25,630)
Common stock issued and related tax benefits	257	3	2,708	—	—	—	—	2,711
Stock-based compensation	—	—	5,658	—	—	—	—	5,658
Balance at October 30, 2021	97,492	975	184,548	(61,307)	886,897	—	869	1,011,982
Foreign currency translation	—	—	—	(6,506)	—	—	—	(6,506)
Cash flow hedges	—	—	—	261	—	—	—	261
Net income (loss)	—	—	—	—	57,006	—	(431)	56,575
Dividends declared	—	—	—	—	(25,592)	—	—	(25,592)
Common stock issued and related tax benefits	95	1	2,070	—	—	—	—	2,071
Stock-based compensation	—	—	4,887	—	—	—	—	4,887
Contribution from noncontrolling interest	—	—	—	—	—	—	500	500
Balance at January 29, 2022	97,587	$976	$191,505	$(67,552)	$918,311	$—	$938	$1,044,178
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 29, 2022	January 23, 2021
Operating activities:
Net income	$138,315	$126,595
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	32,999	30,452
Amortization	28,406	27,903
Gains on investments	(100,919)	—
Non-cash employee compensation	18,384	25,161
Non-cash losses (gains) and other, net	5,815	6,791
Change in assets and liabilities:
Receivables	(850,628)	(685,345)
Inventory	(132,689)	(12,506)
Accounts payable	110,862	(199,558)
Accrued liabilities	(49,296)	67,503
Other changes from operating activities, net	(35,388)	8,120
Net cash used in operating activities	(834,139)	(604,884)
Investing activities:
Additions to property and equipment	(26,488)	(21,101)
Collection of deferred purchase price receivables	918,354	634,499
Acquisitions, net of cash acquired	(19,793)	—
Sale of investments	74,346	396
Other investing activities	—	2,097
Net cash provided by investing activities	946,419	615,891
Financing activities:
Dividends paid	(75,746)	(50,077)
Payments on long-term debt	(100,750)	—
Draw on revolving credit	82,000	108,000
Other financing activities	4,030	2,139
Net cash (used in) provided by financing activities	(90,466)	60,062
Effect of exchange rate changes on cash	(14)	6,948
Net change in cash and cash equivalents	21,800	78,017
Cash and cash equivalents at beginning of period	143,244	77,944
Cash and cash equivalents at end of period	$165,044	$155,961

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$822,787	$659,669
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of January 29, 2022, and our results of operations and cash flows for the periods ended January 29, 2022 and January 23, 2021. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended January 29, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 30, 2022. These financial statements should be read in conjunction with the financial statements included in our 2021 Annual Report on Form 10-K filed on June 23, 2021.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2022 and 2021 represents the 13 weeks ended January 29, 2022 and the 13 weeks ended January 23, 2021, respectively. The nine months ended January 29, 2022 and January 23, 2021 included 40 and 39 weeks, respectively. Fiscal 2022 will include 53 weeks and fiscal 2021 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Gain (loss) on interest rate swap agreements	$3,688	$145	$5,805	$(635)
Investment income and other	2,498	4,178	8,608	10,215
Other income, net	$6,186	$4,323	$14,413	$9,580
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $80 and $80 for the three months ended January 29, 2022 and January 23, 2021, respectively. The income tax expense related to cash flow hedges was $241 and $241 for the nine months ended January 29, 2022 and January 23, 2021, respectively.

Earnings Per Share ("EPS")
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Denominator for basic EPS – weighted average shares	97,471	95,734	97,213	95,472
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	1,083	1,219	1,237	907
Denominator for diluted EPS – weighted average shares	98,554	96,953	98,450	96,379

Potentially dilutive securities representing 828 shares and 758 shares for the three and nine months ended January 29, 2022, respectively, and 638 shares and 1,207 shares for the three and nine months ended January 23, 2021, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of January 29, 2022 and April 24, 2021 were $632 and $2,491, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At January 29, 2022 and April 24, 2021, contract liabilities of $24,104 and $23,526 were reported in other accrued liabilities, respectively. During the nine months ended January 29, 2022, we recognized $18,703 of the amount previously deferred at April 24, 2021.
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
Note 2. Acquisitions
During the first quarter of fiscal 2022, we acquired substantially all of the assets of Miller Vet Holdings, LLC, a multiregional veterinary distributor, for total cash consideration of $19,793 and liabilities assumed of $6,799. We have included its results of operations in our financial statements since the date of acquisition within the Animal Health segment. This acquisition is expected to grow our presence in the companion animal market and drive increased operating leverage and synergies. The accounting for the acquisition is not complete because certain information and analysis that may impact our initial valuations are still being obtained or reviewed. As of January 29, 2022, we have recorded $14,000 of identifiable intangibles, $997 of goodwill, which is deductible for income tax purposes, and net tangible assets of $4,796 in our condensed consolidated balance sheets related to this acquisition. Adjustments to decrease goodwill by $192 during the second quarter of fiscal 2022 and to increase goodwill by $126 during the third quarter of fiscal 2022 were made as a result of working capital adjustments. The acquisition did not materially impact our financial statements, and therefore pro forma results are not provided.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of January 29, 2022, of which $200,000 was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of January 29, 2022 and April 24, 2021, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $368,257 and $384,950, respectively. Sales of trade receivables under this facility were $2,731,755 and $2,307,655, and cash collections from customers on receivables sold were $2,748,173 and $2,251,129 during the nine months ended January 29, 2022 and January 23, 2021, respectively.

The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $663 and a gain of $926 during the three months ended January 29, 2022 and January 23, 2021, respectively, and losses of $2,278 and $2,075 during the nine months ended January 29, 2022 and January 23, 2021, respectively, related to the Receivables.

The following rollforward summarizes the activity related to the DPP receivable:

	Nine Months Ended
	January 29, 2022	January 23, 2021
Beginning DPP receivable balance	$183,999	$117,327
Non-cash additions to DPP receivable	768,440	572,683
Collection of DPP receivable	(784,871)	(526,369)
Ending DPP receivable balance	$167,568	$163,641

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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at January 29, 2022 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at January 29, 2022 was $100,000.
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
During the nine months ended January 29, 2022 and January 23, 2021, we sold $225,300 and $245,552 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $5,143 and $1,484 during the three months ended January 29, 2022 and January 23, 2021, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $8,433 and $212 during the nine months ended January 29, 2022 and January 23, 2021, respectively, related to these contracts sold. Cash collections on financed receivables sold were $327,205 and $291,074 during the nine months ended January 29, 2022 and January 23, 2021, respectively.

Included in cash and cash equivalents in the condensed consolidated balance sheets are $40,787 and $36,771 as of January 29, 2022 and April 24, 2021, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $65,191 and $50,638 as of January 29, 2022 and April 24, 2021, respectively, of finance contracts we have not yet sold. A total of $571,629 of finance contracts receivable sold under the arrangements was outstanding at January 29, 2022. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Nine Months Ended
	January 29, 2022	January 23, 2021
Beginning DPP receivable balance	$227,967	$228,019
Non-cash additions to DPP receivable	54,347	86,986
Collection of DPP receivable	(133,483)	(108,130)
Ending DPP receivable balance	$148,831	$206,875
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at January 29, 2022.
Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 29, 2022, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2029. We sold an identical interest rate cap to the same bank. As of January 29, 2022, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of September 2028. We sold an identical interest rate cap to the same bank.
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
As of April 24, 2021, the remaining notional amount for interest rate swap agreements was $653,122, with the latest maturity date in fiscal 2028. During the nine months ended January 29, 2022, we entered into forward interest rate swap agreements with a notional amount of $66,623. As of January 29, 2022, the remaining notional amount for interest rate swap agreements was $516,099, with the latest maturity date in fiscal 2029.
Net cash payments of $5,551 and $6,917 were made during the nine months ended January 29, 2022 and January 23, 2021, respectively, to settle a portion of our liabilities related to interest rate swap agreements. These payments are reflected as cash outflows in the condensed consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	January 29, 2022	April 24, 2021
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$1,355	$—
Interest rate contracts	Other non-current assets	6,052	2,120
Total asset derivatives		$7,407	$2,120
Liabilities:
Interest rate contracts	Other accrued liabilities	$1,408	$3,776
Interest rate contracts	Other non-current liabilities	3,764	7,795
Total liability derivatives		$5,172	$11,571
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Interest rate contracts	Interest expense	$(341)	$(341)	$(1,023)	$(1,023)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Interest rate contracts	Other income, net	$3,688	$145	$5,805	$(635)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and nine months ended January 29, 2022 or January 23, 2021.
We recorded no ineffectiveness during the three and nine month periods ended January 29, 2022 and January 23, 2021. As of January 29, 2022, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	January 29, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,854	$10,854	$—	$—
DPP receivable - receivables securitization program	167,568	—	—	167,568
DPP receivable - customer financing	148,831	—	—	148,831
Derivative instruments	7,407	—	7,407	—
Total assets	$334,660	$10,854	$7,407	$316,399
Liabilities:
Derivative instruments	$5,172	$—	$5,172	$—

	April 24, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,698	$1,698	$—	$—
DPP receivable - receivables securitization program	183,999	—	—	183,999
DPP receivable - customer financing	227,967	—	—	227,967
Derivative instruments	2,120	—	2,120	—
Total assets	$415,784	$1,698	$2,120	$411,966
Liabilities:
Derivative instruments	$11,571	$—	$11,571	$—
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
During the three months ended July 31, 2021, we sold a portion of our investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians, with a carrying value of $25,814 for $56,849. We recorded a pre-tax gain of $31,035 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this sale in the first quarter of fiscal 2022. The cash received of $56,849 is reported within investing activities in our condensed consolidated statements of cash flows. During the three months ended July 31, 2021, we also recorded a pre-tax non-cash gain of $31,035 to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56,849. This gain was recorded in gains on investments in our condensed consolidated statements of operations and other comprehensive income. The carrying value of the investment we owned following this sale was $56,849 and $25,814 as of January 29, 2022 and April 24, 2021, respectively. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25,757 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this transaction. The carrying value of this put option as of January 29, 2022 is $25,757, and is reported within investments in our condensed consolidated balance sheets. The aggregate gains on investments of $87,827 are reported within operating activities in our condensed consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the nine months ended January 23, 2021.

During the three months ended January 29, 2022, we sold a portion of our investment in Vets Plus with a carrying value of $4,009 for $17,101. We recorded a pre-tax gain of $13,092 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this sale in the third quarter of fiscal 2022. This $13,092 pre-tax gain is reported within operating activities in our condensed consolidated statements of cash flows. The cash received of $17,101 is reported within investing activities in our condensed consolidated statements of cash flows. The carrying value of the investment we owned following this sale was $2,355 and $2,355 as of January 29, 2022 and April 24, 2021, respectively. There were no fair value adjustments to such assets during the nine months ended January 23, 2021.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of January 29, 2022 and April 24, 2021 was $498,771 and $610,811, respectively, as compared to a carrying value of $488,353 and $588,295 at January 29, 2022 and April 24, 2021, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 29, 2022 and April 24, 2021.
Note 7. Income Taxes
The effective income tax rate for the three months ended January 29, 2022 was 24.8% compared to 19.7% for the three months ended January 23, 2021. The increase in the rate for the three months ended January 29, 2022 was primarily due to the impact of excess tax benefit deductions and provision to return adjustments in the prior year quarter. The effective income tax rate for the nine months ended January 29, 2022 was 24.8% compared to 22.9% for the nine months ended January 23, 2021. The increase in the rate for the nine months ended January 29, 2022 was primarily due to provision to return adjustments in the prior year period and a geographical shift in earnings, which was partially offset by excess tax benefits associated with stock-based compensation awards.
Note 8. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three months ended January 29, 2022 and January 23, 2021, net loss attributable to the noncontrolling interest was $431 and $192, respectively. During the nine months ended January 29, 2022 and January 23, 2021, net loss attributable to the noncontrolling interest was $1,017 and $631, respectively. We contributed additional net assets of $500 during the three months ended October 30, 2021 and $500 during the three months ended January 29, 2022. Cure Partners contributed additional net assets of $500 during the three months ended January 29, 2022 and is expected to contribute additional net assets of $500. Since TPI was formed in fiscal 2019, there have been no changes in ownership interests. As of January 29, 2022, we had noncontrolling interests of $938 on our condensed consolidated balance sheets.
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
The following tables present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Consolidated net sales
United States	$1,329,051	$1,272,696	$4,006,576	$3,586,674
United Kingdom	168,568	178,260	545,321	507,347
Canada	98,977	100,312	308,736	256,252
Total	$1,596,596	$1,551,268	$4,860,633	$4,350,273
Dental net sales
United States	$591,397	$584,868	$1,694,044	$1,553,097
Canada	59,236	64,078	185,671	157,892
Total	$650,633	$648,946	$1,879,715	$1,710,989
Animal Health net sales
United States	$736,465	$679,853	$2,306,645	$2,014,970
United Kingdom	168,568	178,260	545,321	507,347
Canada	39,741	36,234	123,065	98,360
Total	$944,774	$894,347	$2,975,031	$2,620,677
Corporate net sales
United States	$1,189	$7,975	$5,887	$18,607
Total	$1,189	$7,975	$5,887	$18,607

	Three Months Ended		Nine Months Ended
	January 29, 2022	January 23, 2021[1]	January 29, 2022	January 23, 2021[1]
Consolidated net sales
Consumable	$1,237,127	$1,199,102	$3,923,613	$3,485,669
Equipment and software	276,446	266,628	683,711	616,286
Value-added services and other	83,023	85,538	253,309	248,318
Total	$1,596,596	$1,551,268	$4,860,633	$4,350,273
Dental net sales
Consumable	$337,192	$342,561	$1,070,422	$957,013
Equipment and software	241,384	237,205	591,787	548,403
Value-added services and other	72,057	69,180	217,506	205,573
Total	$650,633	$648,946	$1,879,715	$1,710,989
Animal Health net sales
Consumable	$899,935	$856,541	$2,853,191	$2,528,656
Equipment and software	35,062	29,423	91,924	67,883
Value-added services and other	9,777	8,383	29,916	24,138
Total	$944,774	$894,347	$2,975,031	$2,620,677
Corporate net sales
Value-added services and other	$1,189	$7,975	$5,887	$18,607
Total	$1,189	$7,975	$5,887	$18,607
1 Certain sales were reclassified between categories to conform to the current period presentation.

	Three Months Ended		Nine Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Operating income
Dental	$64,125	$61,291	$118,609	$172,017
Animal Health	23,420	20,615	73,360	55,605
Corporate	(26,712)	(20,225)	(107,805)	(54,363)
Total	$60,833	$61,681	$84,164	$173,259

	January 29, 2022	April 24, 2021
Total assets
Dental	$893,996	$863,718
Animal Health	1,527,152	1,391,892
Corporate	442,348	495,901
Total	$2,863,496	$2,751,511

Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of January 29, 2022:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 24, 2021	$(4,496)	$(58,096)	$(62,592)
Other comprehensive income before reclassifications	—	(5,742)	(5,742)
Amounts reclassified from AOCL	782	—	782
AOCL at January 29, 2022	$(3,714)	$(63,838)	$(67,552)
The amounts reclassified from AOCL during the nine months ended January 29, 2022 include gains and losses on cash flow hedges, net of taxes of $241. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $1,023 for the nine months ended January 29, 2022.
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
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleged that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserted one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act. Plymouth sought compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs. On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs. On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the U.S. Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommended the dismissal of all claims against individual defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On September 10, 2019, the District Court adopted the Magistrate Judge’s report and recommendation. On September 28, 2020, the District Court granted plaintiffs’ motion to certify the class, appoint class representatives and appoint class counsel. On October 12, 2020, Patterson and the remaining individual defendant, Mr. Anderson, filed a Rule 23(f) petition for interlocutory appeal of the class certification order with the Eighth Circuit Court of Appeals in which the defendants sought clarification of the standard for rebutting the Basic presumption of class-wide reliance in securities class actions. On October 13, 2020, Patterson and Mr. Anderson filed a motion to stay the underlying proceeding with the District Court pending the possibility of interlocutory appeal. On November 9, 2020, the District Court denied defendants’ motion to stay and on November 12, 2020, the Eighth Circuit Court of Appeals denied defendants’ Rule 23(f) petition. On May 17, 2021, Patterson and Mr. Anderson filed a motion for summary judgment and a motion to exclude plaintiff's expert. On August 27, 2021, we signed a memorandum of understanding to settle this case. Under the terms of the settlement, Patterson agreed to pay $63,000 to resolve the case. Although we have agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers consented to the settlement and contributed an aggregate of $35,000 to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63,000 in other accrued liabilities in the condensed consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation. During the first quarter of fiscal 2022, we also recorded a receivable of $27,000 in prepaid expenses and other current assets in the condensed consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount was paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36,000 was recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income. We recorded a gain of $8,000 during the second quarter of fiscal 2022 in our Corporate segment to account for our receipt of carrier reimbursement of previously expended fees and costs. The parties filed a stipulation of settlement during the second quarter of fiscal 2022. On February 3, 2022, the District Court entered an order preliminarily approving the settlement and directing the claims administrator to mail a notice of settlement and claim form to all class members. The District Court is expected to hold a final settlement hearing to determine whether the settlement should be approved during the first quarter of fiscal 2023.

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
OVERVIEW
Our financial information for the first nine months of fiscal 2022 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2022 and 2021 represents the 13 weeks ended January 29, 2022 and the 13 weeks ended January 23, 2021, respectively. The nine months ended January 29, 2022 and January 23, 2021 included 40 and 39 weeks, respectively. Fiscal 2022 will include 53 weeks and fiscal 2021 included 52 weeks.
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
Gains on Vetsource Investment. During the three months ended July 31, 2021, we sold a portion of our investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians, with a carrying value of $25.8 million for $56.8 million. We recorded a pre-tax gain of $31.0 million in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this sale. The cash received of $56.8 million is reported within investing activities in our condensed consolidated statements of cash flows. During the three months ended July 31, 2021, we also recorded a pre-tax non-cash gain of $31.0 million to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56.8 million. This gain was recorded in gains on investments in our condensed consolidated statements of operations and other comprehensive income. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25.8 million in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this transaction. The aggregate gains on investments of $87.8 million are reported within operating activities in our condensed consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value.
Gain on Vets Plus Investment. During the three months ended January 29, 2022, we sold a portion of our investment in Vets Plus with a carrying value of $4.0 million for $17.1 million. We recorded a pre-tax gain of $13.1 million in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this sale in the third quarter of fiscal 2022. This $13.1 million pre-tax gain is reported within operating activities in our condensed consolidated statements of cash flows. The cash received of $17.1 million is reported within investing activities in our condensed consolidated statements of cash flows.
Fiscal 2022 Legal Reserve. On August 27, 2021, we signed a memorandum of understanding to settle the federal securities class action complaint described in Note 11 to the Condensed Consolidated Financial Statements. Under the terms of the settlement, Patterson agreed to pay $63.0 million to resolve the case. Although we have agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers consented to the settlement and contributed an aggregate of $35.0 million to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63.0 million in other accrued liabilities in the condensed consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation (the "Fiscal 2022 Legal Reserve"). During the first quarter of fiscal 2022, we also recorded a receivable of $27.0 million in prepaid expenses and other current assets in the condensed consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount was paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36.0 million was recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income. We recorded a gain of $8.0 million during the second quarter of fiscal 2022 in our Corporate segment to account for our receipt of carrier reimbursement of previously expended fees and costs. The parties filed a stipulation of settlement during the second quarter of fiscal 2022. On February 3, 2022, the District Court entered an order preliminarily approving the settlement and directing the claims administrator to mail a notice of settlement and claim form to all class members. The District Court is expected to hold a final settlement hearing to determine whether the settlement should be approved during the first quarter of fiscal 2023.

Inventory Donation Charges. During the first quarter of fiscal 2022, we committed to donate certain personal protective equipment to charitable organizations to assist with COVID-19 recovery efforts. We recorded a charge of $49.2 million within cost of sales in our condensed consolidated statements of operations and other comprehensive income as a result ("Inventory Donation Charges") in the first quarter of fiscal 2022. These charges were driven by our intention to not sell these products, but rather to donate them to charitable organizations. Of the $49.2 million expense recorded, $47.2 million and $2.0 million was recorded within our Dental and Animal Health segments, respectively.
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
RESULTS OF OPERATIONS
QUARTER ENDED JANUARY 29, 2022 COMPARED TO QUARTER ENDED JANUARY 23, 2021
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	January 29, 2022	January 23, 2021
Net sales	100.0%	100.0%
Cost of sales	78.9	79.1
Gross profit	21.1	20.9
Operating expenses	17.3	16.9
Operating income	3.8	4.0
Other income (expense)	0.9	(0.1)
Income before taxes	4.7	3.9
Income tax expense	1.2	0.8
Net income	3.5	3.1
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	3.5%	3.1%
Net Sales. Consolidated net sales for the three months ended January 29, 2022 were $1,596.6 million, an increase of 2.9% from $1,551.3 million for the three months ended January 23, 2021. Foreign exchange rate changes had a favorable impact of 0.2% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended January 29, 2022. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of substantially all of the assets of Miller Vet Holdings, LLC, a multiregional veterinary distributor ("Miller Vet"), on sales for the three months ended January 29, 2022, resulting in a net decrease in sales of approximately 1.6%.
Dental segment sales for the three months ended January 29, 2022 were $650.6 million, an increase of 0.3% from $648.9 million for the three months ended January 23, 2021. Foreign exchange rate changes had a favorable impact of 0.2% on current quarter sales. Current quarter sales of consumables decreased 1.6%, sales of equipment and software increased 1.8%, and sales of value-added services and other increased 4.2%. Consumable sales declined primarily as a result of lower infection control product sales in the current quarter. The growth in equipment and software sales was due to increased sales in CAD/CAM and digital technology products, partially offset by lower sales of core equipment products due to continued supply chain challenges.

Animal Health segment sales for the three months ended January 29, 2022 were $944.8 million, an increase of 5.6% from $894.3 million for the three months ended January 23, 2021. Foreign exchange rate changes had a favorable impact of 0.2% on current quarter sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the three months ended January 29, 2022. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of Miller Vet on sales for the three months ended January 29, 2022, resulting in a net decrease in sales of approximately 2.8%. Sales were higher during the three months ended January 29, 2022, driven by increased demand across all of our animal health businesses and geographies after the effect of this change in revenue recognition is taken into account.
Gross Profit. The consolidated gross profit margin rate for the three months ended January 29, 2022 increased 20 basis points to 21.1%. The increase was primarily driven by an increase in the gross profit margin rates in both our Dental and Animal Health segments. The gross profit margin rate was negatively impacted by lower net sales in our Corporate segment due to rising interest rates on our customer financing portfolio. This interest rate impact was offset by a gain on associated interest rate swap agreements, which is reflected in other income, net in our condensed consolidated statements of operations and other comprehensive income.

Operating Expenses. Consolidated operating expenses for the three months ended January 29, 2022 were $275.8 million, a 4.9% increase from the prior year quarter of $262.9 million. We incurred higher personnel costs and higher travel-related expenses during the three months ended January 29, 2022. The consolidated operating expense ratio of 17.3% increased 40 basis points from the prior year quarter, which was also driven primarily by these same factors.

Operating Income. For the three months ended January 29, 2022, operating income was $60.8 million, or 3.8% of net sales, as compared to $61.7 million, or 4.0% of net sales for the three months ended January 23, 2021. The decrease in operating income and operating income as a percent of net sales was primarily due to higher personnel costs and higher travel-related expenses. These increases were partially offset by the growth in sales experienced during the three months ended January 29, 2022 and an increase in the consolidated gross profit margin rate.

Dental segment operating income was $64.1 million for the three months ended January 29, 2022, compared to $61.3 million for the three months ended January 23, 2021. The increase in operating income was primarily due to higher gross margins for the three months ended January 29, 2022.
Animal Health segment operating income was $23.4 million for the three months ended January 29, 2022, compared to $20.6 million for the three months ended January 23, 2021. The increase was primarily driven by higher net sales during the three months ended January 29, 2022, partially offset by higher personnel costs incurred during the three months ended January 29, 2022.
Corporate segment operating loss was $26.7 million and $20.2 million for the three months ended January 29, 2022 and January 23, 2021, respectively. The change was primarily driven by lower customer financing-related net sales in the current quarter related to the effect of rising interest rates on our customer financing portfolio.
Other Income (Expense). Net other income for the three months ended January 29, 2022 was $14.4 million, as compared to net other expense of $1.2 million for the three months ended January 23, 2021. The change was primarily driven by the Gain on Vets Plus Investment of $13.1 million, as well as a larger gain on our interest rate swap recorded during the three months ended January 29, 2022.
Income Tax Expense. The effective income tax rate for the three months ended January 29, 2022 was 24.8%, compared to 19.7% for the three months ended January 23, 2021. The increase in the rate was primarily due to the impact of excess tax benefit deductions and provision to return adjustments in the prior year quarter.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the three months ended January 29, 2022 was $57.0 million, compared to $48.8 million for the three months ended January 23, 2021. Earnings per diluted share were $0.58 in the current quarter compared to $0.50 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 98.6 million, compared to 97.0 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
NINE MONTHS ENDED JANUARY 29, 2022 COMPARED TO NINE MONTHS ENDED JANUARY 23, 2021

The following table summarizes our results as a percent of net sales:

	Nine Months Ended
	January 29, 2022	January 23, 2021
Net sales	100.0%	100.0%
Cost of sales	80.6	79.3
Gross profit	19.4	20.7
Operating expenses	17.7	16.7
Operating income	1.7	4.0
Other income (expense)	2.1	(0.2)
Income before taxes	3.8	3.8
Income tax expense	1.0	0.9
Net income	2.8	2.9
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.8%	2.9%
Net Sales. Consolidated net sales for the nine months ended January 29, 2022 were $4,860.6 million, an 11.7% increase from $4,350.3 million for the nine months ended January 23, 2021. Sales were positively impacted by an estimated 2.6% due to the extra week of results in the current period. Foreign exchange rate changes had a favorable impact of 1.1% on current period sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the nine months ended January 29, 2022. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of substantially all of the assets of Miller Vet on sales for the nine months ended January 29, 2022, resulting in a net decrease in sales of approximately 2.6%.
Dental segment sales for the nine months ended January 29, 2022 were $1,879.7 million, a 9.9% increase from $1,711.0 million for the nine months ended January 23, 2021. Sales were positively impacted by an estimated 2.4% due to the extra week of results in the current period. Foreign exchange rate changes had a favorable impact of 0.7% on current period sales. Current period sales of consumables increased 11.9%, sales of equipment and software increased 7.9% to $591.8 million, and sales of value-added services and other increased 5.8%. Dental segment sales growth in the current period was driven by a recovery in the Dental end markets, compared to sales during the nine months ended January 23, 2021, which were negatively affected by the COVID-19 pandemic when dental offices were closed for elective procedures, particularly during the first quarter of our fiscal 2021.
Animal Health segment sales for the nine months ended January 29, 2022 were $2,975.0 million, a 13.5% increase from $2,620.7 million for the nine months ended January 23, 2021. Sales were positively impacted by an estimated 2.8% due to the extra week of results in the current period. Foreign exchange rate changes had a favorable impact of 1.5% on current period sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during the nine months ended January 29, 2022. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of substantially all of the assets of Miller Vet on sales for the nine months ended January 29, 2022, resulting in a net decrease in sales of approximately 4.3%. Sales were higher during the nine months ended January 29, 2022, driven by increased demand across all of our animal health businesses and geographies.
Gross Profit. The consolidated gross profit margin rate for the nine months ended January 29, 2022 decreased 130 basis points from the prior year period to 19.4%, driven primarily by the impact of the Inventory Donation Charges, unfavorable mix in sales among our segments due to faster growth in our Animal Health segment, and lower net sales in our Corporate segment due to the effect of rising interest rates on our customer financing portfolio. This interest rate impact was partially offset by a gain on associated interest rates swap agreements, which is reflected in other income, net in our condensed consolidated statements of operations and other comprehensive income.
Operating Expenses. Consolidated operating expenses for the nine months ended January 29, 2022 were $856.7 million, a 18.1% increase from the prior year period of $725.5 million. We incurred higher operating expenses during the nine months ended January 29, 2022 primarily due to higher personnel costs and the impact of the Fiscal 2022

Legal Reserve. The higher personnel costs were primarily due to the salary reductions, reduced work hours, and furloughs we implemented as a response to the COVID-19 pandemic during the three months ended July 25, 2020. The consolidated operating expense ratio of 17.7% increased 100 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the nine months ended January 29, 2022, operating income was $84.2 million, or 1.7% of net sales, as compared to $173.3 million, or 4.0% of net sales for the nine months ended January 23, 2021. The decrease in operating income was primarily due to higher personnel costs, the impact of the Fiscal 2022 Legal Reserve and the Inventory Donation Charges recorded during the nine months ended January 29, 2022. These impacts were partially offset by the growth in sales experienced during the nine months ended January 29, 2022.
Dental segment operating income was $118.6 million for the nine months ended January 29, 2022, a decrease of $53.4 million from the prior year period. The decrease was primarily driven by the expense associated with the Inventory Donation Charges and higher personnel costs, partially offset by an increase in net sales during the nine months ended January 29, 2022.
Animal Health segment operating income was $73.4 million for the nine months ended January 29, 2022, an increase of $17.8 million from the prior year period. The increase was primarily driven by higher net sales during the nine months ended January 29, 2022, partially offset by higher personnel costs incurred during the nine months ended January 29, 2022.
Corporate segment operating loss was $107.8 million and $54.4 million for the nine months ended January 29, 2022 and January 23, 2021, respectively. The change was primarily driven by the impact of the Fiscal 2022 Legal Reserve, as well as higher personnel costs incurred during the nine months ended January 29, 2022 and lower customer financing net sales recorded during the nine months ended January 29, 2022.
Other Income (Expense). Net other income for the nine months ended January 29, 2022 was $99.7 million, compared to net other expense of $9.0 million for the nine months ended January 23, 2021. The change was primarily driven by the Gains on Vetsource Investment of $87.8 million, the Gain on Vets Plus Investment of $13.1 million and a larger gain on our interest rate swap agreements recorded during the nine months ended January 29, 2022.
Income Tax Expense. The effective income tax rate for the nine months ended January 29, 2022 was 24.8%, compared to 22.9% for the nine months ended January 23, 2021. There was an increase in the rate for the nine months ended January 29, 2022 primarily due to provision to return adjustments in the prior year period and a geographical shift in earnings, which was partially offset by excess tax benefits associated with stock-based compensation awards.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the nine months ended January 29, 2022 was $139.3 million, compared to $127.2 million for the nine months ended January 23, 2021. Earnings per diluted share were $1.42 in the current period compared to $1.32 in the prior year period. Weighted average diluted shares outstanding in the current period were 98.5 million, compared to 96.4 million in the prior year period. The current period and prior year period cash dividend declared was $0.78 per common share.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $834.1 million and $604.9 million for the nine months ended January 29, 2022 and January 23, 2021, respectively. Net cash used in operating activities for the nine months ended January 29, 2022 was primarily due to the impact of our Receivables Securitization Program and a net increase in inventory, inclusive of the impact of the $49.2 million Inventory Donation Charges, partially offset by an increase in accounts payable.
Net cash provided by investing activities was $946.4 million and $615.9 million for the nine months ended January 29, 2022 and January 23, 2021, respectively. Collections of DPP receivables were $918.4 million and $634.5 million for the nine months ended January 29, 2022 and January 23, 2021, respectively. During the nine months ended January 29, 2022, we recorded cash receipts of $74.3 million from the sale of investments and used $19.8 million to acquire Miller Vet. Capital expenditures were $26.5 million and $21.1 million during the nine months ended January 29, 2022 and January 23, 2021, respectively. We expect to use a total of approximately $40.0 million for capital expenditures in fiscal 2022.

Net cash used in financing activities for the nine months ended January 29, 2022 was $90.5 million, driven by uses of cash of $100.8 million for the retirement of long-term debt and $75.7 million for dividend payments, partially offset by $82.0 million attributed to draws on our revolving line of credit.
For the nine months ended January 23, 2021, net cash provided by financing activities was $60.1 million, driven primarily by $108.0 million attributed to draws on our revolving line of credit. We paid dividends of $50.1 million during the nine months ended January 23, 2021. During the nine months ended January 23, 2021, we declared cash dividends totaling $0.78 per common share.
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
As of January 29, 2022, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.36%, and $135.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.35%. As of April 24, 2021, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.36%, and $53.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.34%.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 29, 2022. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 29, 2022.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024. No shares were repurchased under the stock repurchase plan during the third quarter of fiscal 2022.
Our Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended January 29, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended January 29, 2022 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: March 2, 2022	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)