Form 10-K
period 2022-04-30
PATTERSON COMPANIES, INC.
filed 2022-06-29
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (October 30, 2021) was approximately $3,016,000,000 (For purposes of this calculation all of the registrant’s executive officers and directors are deemed affiliates.)
As of June 21, 2022, there were 96,740,000 shares of Common Stock of the registrant issued and outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 30, 2022 are incorporated by reference into Part III.

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
Business Overview

The following table sets forth consolidated net sales (in millions) by segment.

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Dental	$2,516	$2,327	$2,102
Animal Health	3,983	3,560	3,336
Corporate	—	25	52
Consolidated net sales	$6,499	$5,912	$5,490
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
Dental Supply Market
The dental supply market we serve consists of geographically dispersed and highly fragmented dental practices. Customers range in size from sole practitioners to large group practices, often called Dental Service Organizations ("DSO's"). According to the American Dental Association and the Canadian Dental Association, there are approximately 202,000 dentists practicing in the U.S. and 21,000 dentists practicing in Canada. We believe the average dental practitioner purchases supplies from more than one supplier.
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
In the U.S. and Canadian dental supply market, we compete against Henry Schein, Inc., Benco Dental Supply Company, Burkhart Dental Supply and hundreds of distributors that operate on a regional or local level, or online. Also, as noted above, some manufacturers sell directly to end users. With regard to our dental practice management software, we compete against numerous offerings, including those from Henry Schein, Inc. and Carestream Dental.
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
Competitive Strengths
We have more than 140 years of experience in distributing products resulting in strong awareness of the Patterson brand. Although further information regarding these competitive strengths is set forth below in the discussion of our two strategic business units, our competitive strengths include:
•Broad product and service offerings at competitive prices. We sell approximately 200,000 SKUs to our customers, including many proprietary branded products. We believe that our proprietary branded products and our competitive pricing strategy have generated a loyal customer base that is confident in our brands. Our product offerings include consumables, equipment, software and various technologies. Our value-added services include practice management software, office design, equipment installation and maintenance, and financing.

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
Dental Segment - Products, Services and Sources of Supply
Patterson Dental, one of the two largest distributors of dental products in North America, has operations in the U.S. and Canada. As a full-service, value-added supplier to over 100,000 dental practices, dental laboratories, educational institutions, and community health centers, Patterson Dental provides consumable products (including infection control, restorative materials, and instruments); basic and advanced technology and dental equipment; and

innovative practice optimization solutions, including practice management software, e-commerce, revenue cycle management, patient engagement solutions, and clinical and patient education. Patterson Dental sells approximately 100,000 SKUs, of which approximately 3,500 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a range of related services including software and design services, maintenance and repair, and equipment financing. Net sales and operating income were $2.5 billion and $180 million in fiscal 2022, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Consumable	57%	56%	54%
Equipment and software	32	31	32
Value-added services and other	11	13	14
	100%	100%	100%
Patterson Dental obtains products from hundreds of vendors, most of which are non-exclusive. While there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable, as consolidation has increased among manufacturers. In fiscal 2022, 2021 and 2020, Patterson Dental's top ten supply vendors accounted for approximately 56%, 57% and 63% of the total cost of sales, respectively. The top vendor accounted for 24%, 25% and 22% of the total cost of sales in fiscal 2022, 2021 and 2020, respectively.
Animal Health Segment - Products, Services and Sources of Supply
Patterson Animal Health is a leading distributor of animal health products in the U.S., Canada and the U.K. We sell approximately 100,000 SKUs sourced from over 2,000 manufacturers to over 50,000 customers in the highly fragmented animal health supply market. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, prescription and non-prescription diets, nutritionals, consumable supplies, equipment and software. We offer a private label portfolio of products to veterinarians, producers, and retailers through our Aspen, First Companion and Patterson Veterinary brands. We also provide a range of value-added services to our customers. Within our companion animal supply market, our principal customers are companion-pet and equine veterinarians, veterinary clinics, public and private institutions, and shelters. In our production animal supply market, our principal customers are large animal veterinarians, production animal operators and animal health product retailers. Consumer demand for alternative means of sourcing product through digital platforms is an evolving dynamic in our industry. We provide digital home delivery solutions to allow us to evolve with the market. Net sales and operating income were $4.0 billion and $114 million in fiscal 2022, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our animal health segment customers:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Consumable	96%	96%	97%
Equipment and software	3	3	2
Value-added services and other	1	1	1
	100%	100%	100%
Patterson Animal Health obtains products from over 2,000 vendors globally. While Patterson Animal Health makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable, as consolidation has increased among manufacturers. In fiscal 2022, 2021 and 2020, Patterson Animal Health’s top 10 manufacturers comprised approximately 66%, 70% and 70% of the total cost of sales, respectively, and the single largest supplier comprised approximately 23% in 2022 and 20% of the total cost of sales in 2021 and 2020.

Sales, Marketing and Distribution
During fiscal 2022, we sold products or services to over 100,000 customers who made one or more purchases during the year. Our customers include dentists, laboratories, institutions, other healthcare professionals, veterinarians, other animal health professionals, production animal operators and animal health product retailers. No single customer accounted for more than 10% of sales during fiscal 2022, and we are not dependent on any single customer or geographic group of customers.
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
To assist our customers with their purchasing decisions, we provide a multi-touchpoint shopping experience. From print to digital, this seamless experience is inclusive of products and services information. Patterson offers online and in-print showcases of our expansive merchandise and equipment offerings, including digital imaging and computer-aided design and computer-aided manufacturing ("CAD/CAM") technologies, hand-held and similar instruments, sundries, office design, e-services, repair and support assistance, as well as financial services. We also promote select products and services through publications, including On Target and Advantage in the U.S. and Patterson Post in Canada in our Dental segment, and Insight in the U.S. and The Cube in the U.K. in our Animal Health segment. Additional direct marketing tools that we utilize include customer loyalty programs, social media, and participation in trade shows.
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
•general market and economic conditions, as discussed in Item 1A: Risk Factors, including pandemic, macro-economic conditions, increased fuel and energy costs, consumer confidence, as well as conditions specific to the supply and distribution industry and related industries;
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
Governmental Regulation
We strive to be compliant with the applicable laws, regulations and guidance described below, and believe we have effective compliance programs and other controls in place to ensure substantial compliance. However, compliance is not guaranteed either now or in the future, as certain laws, regulations and guidance may be subject to varying and evolving interpretations that could affect our ability to comply, as well as future changes, additions and enforcement approaches, including political changes. President Biden’s administration (the “Biden Administration”) has indicated that it will be more aggressive in its pursuit of alleged violations of law, and it has revoked certain guidance that would have limited governmental use of informal agency guidance to pursue potential violations, as well as that it was more prepared to pursue individuals for corporate law violations, including an aggressive approach to anti-corruption activities. Changes to applicable laws, regulations and guidance described below, as well as related administrative or judicial interpretations, may require us to update or revise our operations, services, marketing practices, and compliance programs and controls, and may impose additional and unforeseen costs on us, pose new or previously immaterial risks to us, or may otherwise have a material adverse effect on our business.
Operating, Security and Licensure Standards
Our dental and animal health supply businesses involve the distribution, importation, exportation, marketing and sale of, and third party payment for, pharmaceuticals and medical devices, and in this regard, we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices. Among the U.S. federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”), and Section 361 of the Public Health Service Act, as well as laws regulating the billing of and reimbursement from government programs, such as Medicare and Medicaid, and from commercial payers. We are also subject to comparable foreign regulations.
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
The federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements. Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), is being phased in over a period of 10 years, and is intended to build a national electronic, interoperable system by November 27, 2023, that will identify and trace certain prescription drugs as they are distributed in the U.S. The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect in January 2015, and continues to be implemented. The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt certain state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.
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
The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system. The UDI rule phased in the implementation of the UDI regulations, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices. Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low-risk devices being reached on September 24, 2022, which will complete the phase in. However, in May 2021, the FDA issued an enforcement policy stating that it does not intend to object to the use of legacy identification numbers on device labels and packages for finished devices manufactured and labeled prior to September 24, 2023. The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices (including, but not limited to, certain software that qualifies as a medical device under FDA rules), and to directly mark certain devices with UDIs. The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database. The UDI regulations and subsequent FDA guidance regarding the UDI requirements provide for certain exceptions, alternatives and time extensions. For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping and complaint files). Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.
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
Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the U.S. Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale. These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment. In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example, human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue. We are also subject to foreign government regulation of such products. The DEA, the FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our fulfillment centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. Foreign regulations subject us to similar foreign enforcement powers. Furthermore, compliance with legal requirements has required and may in the future require us to delay product release, sale or distribution, or institute voluntary recalls of, or other corrective action with respect to, products we sell, each of which could result in regulatory and enforcement actions, financial losses and potential reputational harm. Our customers are also subject to significant federal, state, local and foreign governmental regulation, which may affect our interactions with customers, including the design and functionality of the products we distribute.
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
As disclosed in our prior periodic reports, our subsidiary Animal Health International was the subject of an investigation by the U.S. Attorney’s Office for the Western District of Virginia, which resulted in Animal Health International pleading guilty to a strict-liability misdemeanor offense in connection with its failure to comply with federal law relating to the sales of prescription animal health products, and a total criminal fine and forfeiture of $52.8 million. In addition, Animal Health International and Patterson entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications through fiscal 2023. This matter may continue to divert management's attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
Antitrust and Consumer Protection
The U.S. federal government, most U.S. states and many foreign countries have antitrust laws that prohibit certain types of conduct deemed to be anti-competitive, as well as consumer protection laws that seek to protect consumers from improper business practices. At the U.S. federal level, the Federal Trade Commission oversees enforcement of these types of laws, and states have similar government agencies. Violations of antitrust or consumer protection laws may result in various sanctions, including criminal and civil penalties. Private plaintiffs also may bring, and have brought, civil lawsuits against us in the U.S. for alleged antitrust violations, including claims for treble damages. The Biden Administration has indicated increased antitrust enforcement and has been more aggressive in enforcement actions.
Health Care Fraud
Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs. Several states apply their false claims and anti-kickback laws to all payers, including goods and services paid for directly by consumers. Certain additional state and federal laws, such as the federal Physician Self-Referral Law, commonly known as the “Stark Law,” prohibit physicians and other health professionals from referring a patient to an entity with which the physician (or family member) has a financial relationship, for the furnishing of certain designated health services (for example, durable medical equipment and medical supplies), unless an exception applies. Violations of anti-kickback laws or the Stark Law may be enforced as violations of the federal False Claims Act.
The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the U.S. (and, if applicable, particular states) under applicable false claim laws. Under the federal False Claims Act, relators can be entitled to receive up to 30% of the total recoveries. Penalties under fraud and abuse laws may be severe, including treble damages and substantial civil penalties under the federal False Claims Act, as well as potential loss of licenses and the ability to participate in federal and state health care programs, criminal penalties, or imposition of a corporate compliance monitor which could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties, as well as other fraud and abuse laws. With respect to measures of this type, the U.S. government (among others) has expressed concerns about financial relationships between suppliers on the one hand and dentists on the other. As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance. We are also subject to certain U.S. and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity globally in recent years. While we believe that we are substantially compliant with applicable fraud and abuse laws and regulations, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, or failure to comply with applicable law, could have a material adverse effect on our business.
Affordable Care Act and Other Insurance Reform
The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (as amended, the “ACA”) increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage. The ACA also materially expanded the number of individuals in the U.S. with health insurance. The ACA has faced frequent legal challenges, including litigation seeking to invalidate and Congressional action seeking to repeal some of or all of the law or the manner in which it has been implemented. In 2012, the U.S. Supreme Court, in upholding the constitutionality of the ACA and its individual mandate provision requiring that people buy health insurance or else face a penalty, simultaneously limited ACA provisions requiring Medicaid expansion, making such expansion a state-by-state decision. In addition, one of the major political parties in the U.S. remains committed to seeking the ACA's legislative repeal, but legislative efforts to do so have previously failed to pass both chambers of Congress. Under President Trump's administration, a number of administrative actions were taken to materially weaken the ACA, including, without limitation, by permitting the use of less robust plans with lower coverage and eliminating "premium support" for insurers providing policies under the ACA. The Tax Cuts and Jobs Act enacted in 2017 (the "Tax Act"), which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add back provisions and deductions, also effectively repealed the ACA's individual mandate by zeroing out the penalty for non-compliance. In the most recent ACA litigation, the federal Fifth Circuit Court of Appeals found the individual mandate to be unconstitutional, and returned the case to the District Court for the Northern District of Texas for consideration of whether the remainder of the ACA could survive the excision of the individual mandate. The Fifth Circuit's decision was appealed to the U.S. Supreme Court. The Supreme Court issued a decision on June 17, 2021. Without reaching the merits of the case, the Supreme Court held that the plaintiffs in the case did not have standing to challenge the ACA. Any outcomes of future cases that change the

ACA, in addition to future legislation, regulation, guidance and/or executive orders that do the same, could have a significant impact on the U.S. healthcare industry. For instance, the American Rescue Plan Act of 2021 enhanced premium tax credits, which has resulted in an expansion of the number of people covered under the ACA. These changes are time-limited, with some enhancements in place for 2021 only and others available through the end of 2022. The continued uncertain status of the ACA affects our ability to plan.
An ACA provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program (the “Sunshine Act”), has imposed reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by covered recipients in the reporting entity. The Centers for Medicare and Medicaid Services (“CMS”) publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist, teaching hospital and non-practitioner identities.
The Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may also be required to report under certain state transparency laws that address circumstances not covered by the Sunshine Act, and some of these state laws, as well as the federal law, can be unclear. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. In the U.S., government actions to seek to increase health-related price transparency may also affect our business. Our compliance with these rules imposes additional costs on us.
In addition, recently there has been increased scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the President, executive branch agencies and various states, including that several related bills have been introduced at the federal level. Such legislation, if enacted, could have the potential to impose additional costs on our business.
As a result of political, economic and regulatory influences, the health care distribution industry in the U.S. is under intense scrutiny and subject to fundamental changes. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.
Regulated Software; Electronic Health Records
The FDA has become increasingly active in addressing the regulation of computer software and digital health products intended for use in health care settings. The 21st Century Cures Act (the “Cures Act”), signed into law in December 2016, among other things, amended the medical device definition to exclude certain software from FDA regulation, including clinical decision support software that meets certain criteria. In September 2019, the FDA issued a suite of guidance documents on digital health products, which incorporated applicable Cures Act standards, including regarding the types of clinical decision support tools and other software that are exempt from regulation by the FDA as medical devices, and continues to issue new guidance in this area. Certain of our software and related products support practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.
In addition, certain of our practice management products include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals. These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns, and could involve claims against us by private parties and/or governmental agencies. For example, we are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act of 1991, Section 5 of the Federal Trade Commission Act, the California Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”) that becomes effective on January 1, 2023. Laws and regulations relating to privacy and data protections are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. Our businesses’ failure to comply with these laws and regulations could expose us to breach of control claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation. Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products to reflect these legal requirements, which could have a material adverse effect on our operations.
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
In the U.S., the CCPA, which increases the privacy protections afforded California residents, became effective in January 2020. The CCPA generally requires companies, such as us, to institute additional protections regarding the collection, use and disclosure of certain personal information of California residents. Compliance with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them. Regulations were released in August 2020, there remains some uncertainty about how the CCPA will be interpreted by the courts and enforced by the regulators. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties and litigation, any of which may negatively impact our reputation, require us to expend significant resources, and harm our business. Furthermore, California voters approved the CPRA in November 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information, and creating a new state agency to enforce the CCPA and the CPRA. The CPRA will come into effect on January 1, 2023, applying to information collected by business on or after January 1, 2022.
Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive personal privacy laws, backed by significant civil penalties for non-compliance. Virginia and Colorado were both successful in passing privacy legislation in 2021, becoming effective on January 1, 2023 and July 1, 2023, respectively. While we believe we have substantially compliant programs and controls in place to comply with the GDPR, CCPA and CPRA requirements, our compliance with data privacy and cybersecurity laws is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.
We also sell products and services that health care providers, such as dentists, use to store and manage patient dental records. These customers, and we, are subject to laws, regulations and industry standards, such as HIPAA and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records, and our products may also be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products or services to comply with applicable legal or contractual data privacy or security requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.
Various federal initiatives involve the adoption and use by health care providers of certain electronic health care records systems and processes. Moreover, in order to satisfy our customers, and comply with evolving legal requirements, our products may need to incorporate increasingly complex functionality, such as with respect to reporting and information blocking. Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.
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
International Transactions
U.S. and foreign import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products. We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, as well as other types of foreign requirements similar to those imposed in the U.S.
There can be no assurance that laws and regulations that impact our business or laws and regulations as they apply to our customers’ practices will not have a material adverse effect on our business. As a result of political, economic and regulatory influences, the health care distribution industry in the U.S. is under intense scrutiny and subject to fundamental changes. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.
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
As of April 30, 2022, we had approximately 7,700 full-time employees, of which approximately 6,300 were employed in the U.S.

Our culture is driven by our purpose, vision, and values:

PURPOSE

We Are Patterson.

We **Strengthen** the **People** Who Keep **Us** and **Our Animals Healthy.**

VISION

We will be the **most indispensable partner** for **animal** and **oral health professionals, guiding** them with **bold solutions** and a **personal touch.**

VALUES

We are **PASSIONATE.**

We are **FOCUSED.**

We are **PEOPLE-FIRST.**

We are **ALWAYS ADVANCING.**

As a people-first organization, the overall well-being of our team is important to us. Patterson’s total reward philosophy is to provide market competitive pay and a range of benefit choices designed to meet our employees’ needs, reward for individual and business performance, and drive shareholder value. We support our employees’ health with medical, dental and vision plans, wellness programs to encourage healthy lifestyles and parental leave for new mothers, fathers and domestic partners. Patterson supports employees’ financial well-being with matching 401K contributions, company-paid short-term disability insurance, and educational offerings throughout the year.
Our diverse talent acquisition programming includes a focus and commitment to hiring military personnel (both current and inactive). We recognize that the skills developed in the military are highly valuable and beneficial to Patterson, which is why we partner with more than 16 military organizations to find this top talent. We also partner with Minnesota organizations that introduce high school students from underserved communities into the workplace with internships in IT and other corporate functions, and we have a robust college internship program to establish a pipeline of future talent and give students real-world experience.
To support the progression and career development of our employees, we offer multiple training and development opportunities including on-demand courses, facilitator-led programs, mentoring relationships, tuition reimbursement and leadership development programs. We have implemented targeted development programs for senior leadership as well as emerging leaders in the organization. In addition, Patterson’s Environmental Health and Safety (EHS) team promotes employee safety and environmental awareness through foundational systems and activities, including safety training courses.
We are passionate about taking action to support the communities in which we serve. We provide opportunities for and encourage employees to support local charitable organizations through volunteerism (including volunteer time off), team building, and donation and matching programs. In addition, the Patterson Foundation has donated millions of dollars to dental and animal health nonprofit organizations in order to increase access to oral health care and increase the availability of assistance dogs to veterans, first responders and individuals with disabilities. Quarterly grants are awarded with a preference to organizations where our employees volunteer and those our employees value in their communities.
We believe that a diverse and inclusive workforce makes our company stronger, and we encourage our teams to bring their authentic selves to Patterson every day. Our UNITES team is a volunteer-led initiative that has driven various diversity and inclusion efforts, including the launch of employee-led affinity groups for our LGBTQA and under-represented employee populations. Acting on the recommendation of the affinity groups, Patterson will add Martin Luther King, Jr. Day as a company-paid holiday in 2023 in recognition of this important day to honor the sacrifices he made for racial equality. Patterson has several programs in place to support the advancement of women in the workplace, both internally and in the industries we serve. Patterson has launched an enterprise-wide Inclusive Leader program that all leaders will participate in by the end of 2023. As of April 30, 2022, 42.0% of our U.S. workforce and 38.9% of our management was female. In addition, as of that date, 23.8% of our U.S. workforce and 16.1% of our management was ethnically diverse.
To protect our employees and reduce the spread of COVID-19 in our communities during the pandemic, we implemented numerous guidelines and safety protocols. Every team member who could work remotely did so, and we implemented tools and resources to support our team members’ health and financial well-being by providing paid time off for those who were quarantined or those who needed to support distance learning for school-age children. During the pandemic, we expanded our medical plan to cover COVID-related health care and extended paid time off to provide additional time for recovery and quarantine, as needed. We also continued to offer services through our Employee Assistance Program and introduced an online tutoring program to assist parents with students who were impacted by COVID.
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
COMPANY RISKS
The COVID-19 pandemic and measures taken in response thereto had, and may continue to have, adverse effects on our results of operations and our financial condition, and the full impact of the pandemic will depend on future developments, which are uncertain and cannot be predicted.
Global health concerns relating to the COVID-19 pandemic have had, and may continue to have, an unprecedented impact on the macroeconomic environment. Beginning in March 2020, across our markets authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns, and continued to implement such measures as new waves of infection developed. These measures had negative impacts on consumer spending and business spending habits that adversely impacted our financial results and the financial results of our customers, suppliers and business partners. Even after the COVID-19 pandemic has begun to subside, we may again experience material adverse impacts to our business, results of operations and cash flows as a result of, among other things, its global economic impact, including any recession that may occur in the future, or a prolonged period of economic slowdown or reluctance of dental patients and veterinary customers to return for elective care.
Actual and potential impacts on us from the COVID-19 pandemic include, but are not limited to:

•Interruptions in the operations of industries in which the products we distribute are used. Our fiscal 2021 results were adversely affected by mandated and voluntary restrictions on the operations of dental and veterinary offices across the U.S., Canada and the UK to limit the spread of COVID-19 beginning in March 2020, along with consumers delaying elective visits even when offices were open. These restrictions have eased across our markets, but continuing economic uncertainty remains. In addition, the interruptions in meatpacking operations that occurred due to the pandemic factored into the full goodwill impairment of the animal health business in fiscal 2020. We have also been affected by, and may continue to be affected by, disruptions in the swine market.
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
•Reduction in peoples’ ability and willingness to be in public. Consumer behavior was materially changed by mandates and recommendations designed to slow and limit the transmission of COVID-19 (including business closures and restrictions, stay-at-home and similar measures), beginning in March 2020. While such restrictions have largely lifted, consumer behavior remains uncertain and will depend on the actual and potential for additional resurgences of COVID-19.
•Risks of remote work. Most of our corporate employees shifted abruptly to working remotely under stay-at-home orders imposed in March 2020, and many of our corporate employees continue to work remotely for at least a portion of their work hours. Our utilization of remote work arrangements for corporate employees could expose us to continuing cybersecurity risk.
•Refocusing management resources. Mitigating the effects of COVID-19 has required, and will likely continue to require, the investment of time and resources across our company, and may delay certain strategic and other plans which could materially adversely affect our business.
•Reputational risk associated with response to COVID-19. If we do not respond appropriately to additional resurgences of COVID-19, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brands, which could materially adversely affect our business.
•Interruptions in manufacturing or distribution of products we distribute. Outbreaks in the communities in which we operate could affect our ability to operate our distribution activities, and our suppliers could experience similar manufacturing interruptions.
The impact of COVID-19 may also exacerbate other risks discussed below, any of which could have a material adverse impact on us.
Uncertain macro-economic conditions, including inflationary pressure, could materially adversely affect demand for dental and animal health products and services, thereby materially adversely affecting our results of operations.
Uncertain macro-economic conditions that affect the economy and the economic outlook of the United States and other parts of the world in which we operate could materially adversely affect our business, results of operations and financial condition. In particular, recessionary or inflationary conditions and depressed levels of consumer and commercial spending may also cause dental and animal health customers to reduce, modify, delay or cancel plans to purchase the products and services we distribute and may cause suppliers to reduce their output or change their terms of sale. Increased fuel and energy costs (for example, the price of gasoline) may adversely affect consumer confidence and, thereby, reduce dental office visits. In addition, the average interest rate in our contract portfolio may not increase at the same rate as interest rate markets, resulting in a reduction of gain on the contract sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets.
Customer retention and business development depend heavily on our relationships with our sales representatives and service technicians, who interact directly with our customers, and the technological products and services we offer.

The inability to attract or retain qualified employees, particularly sales representatives and service technicians who relate directly with our customers, or our inability to build or maintain relationships with customers in the dental and animal health markets, may have an adverse effect on our business. Due to the specialized nature of many of the products and services we distribute, generally only highly qualified and trained personnel have the necessary skills to market such products and provide such services. These individuals develop relationships with our customers that could be damaged if these employees are not retained. We face intense competition for the hiring of these professionals, we have experienced and are likely to continue to experience challenges in recruiting those with technical expertise, and many professionals in the field that may otherwise be attractive candidates for us to hire may be bound by non-competition agreements or other restrictive covenants with our competitors. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would damage our business.
Due to generational and other trends in the dental and animal health industries, our customer base is increasingly interested in having the latest technologies to manage their business. In order to effectively offer solutions that keep pace with rapidly changing technologies and customer expectations, we must acquire, develop or offer new technology products and solutions. If we fail to accurately anticipate and meet our customers’ needs through the acquisition, development or distribution of new products, technologies and service offerings, if we fail to adequately protect our intellectual property rights, if the products we distribute and services we provide are not widely accepted or if current or future offerings fail to meet applicable regulatory requirements, we could lose customers to our competitors, which could materially and adversely affect our business, results of operations and financial condition. In addition, if technology investments do not achieve the intended results, we may write-off the investments, and we face the risk of claims from system users that the systems failed to produce the intended result or negatively affected the operation of our customers’ businesses. Any such claims could be expensive and time-consuming to defend, cause us to lose customers and associated revenue, divert management’s attention and resources, or require us to pay damages.
Disruption to our distribution capabilities, including service issues with our third-party shippers, could materially adversely affect our results.
Weather, natural disaster, fire, terrorism, pandemic, strikes, civil unrest, geopolitical events or other reasons could impair our ability to distribute products and conduct our business. If we are unable to manage effectively such events if they occur, there could be a material adverse effect on our business, results of operations and financial condition. Similarly, increases in service costs or service issues with our third-party shippers, including strikes or other service interruptions, could cause our operating expenses to rise and materially adversely affect our ability to deliver products on a timely basis. We ship almost all of our orders through third-party delivery services, and often times bear the cost of shipment. Our ability to provide same-day shipping and next-day delivery is an integral component of our business strategy and any significant increase in shipping rates or service interruptions could adversely impact our business, results of operations and financial condition.
We are dependent on our suppliers and exposed to the risks of their businesses, because we generally do not manufacture the products we sell.
We obtain substantially all of the products we distribute from third parties. If a supplier is unable to deliver product in a timely and efficient manner, whether due to financial difficulty, natural disaster, pandemic, the failure to comply with applicable government requirements or other reasons, we could experience lost sales. We have experienced, and may continue to experience, disruptions in the supply chains for third-party manufacturing of certain products we distribute, including delays in obtaining or inability to obtain raw materials, the inflated price of product inputs, disruptions in operations of logistics service providers and the resulting delays in shipments. This may have a material adverse impact on our financial results if our customers are unwilling to accept such delays.
Our cost of goods also may be adversely impacted by unanticipated price increases due to factors such as inflation, including wage inflation, or to supply restrictions beyond our control or the control of our suppliers. If current suppliers fail to supply sufficient goods or materials to us on a timely basis, or at all, we could experience inventory shortages and disruptions in our distribution of products.
In addition, there is considerable concentration within our animal health and dental businesses with a few key suppliers. A portion of the products we distribute is sourced, directly or indirectly, from countries outside the U.S. including China. Political or financial instability, increased tariffs, restrictions on trade, currency exchange rates, labor unrest, pandemic or other events could slow distribution activities, affect foreign trade beyond our control and adversely affect our results of operations.

We generally do not have long-term contracts with our suppliers, so they may be discontinued or changed abruptly. Changes in the structure of purchasing relationships might include changing from a “buy/sell” to an agency relationship (or the reverse), or changing the method in which products are taken to market, including the possibility of creating or expanding a direct sales force or otherwise reducing their reliance on third-party distribution channels. Certain manufacturers of the products we distribute also engage in direct sales to customers. An extended interruption in the supply of products would have an adverse effect on our results of operations, and a reduction in our role as a value-added service provider would result in reduced margins on product sales.
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
Our software and applicable e-services products, like software products generally, may contain undetected errors or bugs when introduced, or as new versions are released. Any such defective software may result in increased expenses related to the software and could adversely affect our relationships with the customers using such software, as well as our reputation. We do not have any patents on our software or e-services, and rely upon copyright, trademark and trade secret laws, as well as contractual and common-law protections. We cannot provide assurance that such legal protections will be available, adequate or enforceable in a timely manner to protect our software or e-services products. The failure of our software and applicable e-services products to remain competitive could materially adversely affect our business, results of operations and financial condition. In addition, the cost to replace any such defective products may not generate a commensurate benefit.
Adverse changes in supplier rebates or other purchasing incentives could negatively affect our business.
The terms on which we purchase or sell products from many suppliers of animal health products may entitle us to receive a rebate or other purchasing incentive based on the attainment of certain growth goals. Suppliers may reduce or eliminate rebates or incentives offered under their programs, or increase the growth goals or other conditions we must meet to earn rebates or incentives to levels that we cannot achieve. Increased competition either from generic or equivalent branded products could result in us failing to earn rebates or incentives that are conditioned upon achievement of growth goals. Additionally, factors outside of our control, such as customer preferences, consolidation of suppliers or supply issues, can have a material impact on our ability to achieve the growth goals established by our suppliers, which may reduce the amount of rebates or incentives we receive. The occurrence of any of these events could have an adverse impact on our results of operations.
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
One of the reasons why customers choose to do business with Patterson and why employees choose Patterson as a place of employment is the reputation that Patterson has built over many years. To be successful in the future, Patterson must continue to preserve, grow and leverage the value of Patterson’s brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish Patterson’s brand and lead to adverse effects on our business, results of operations and financial condition.
Maintaining consistent product quality, competitive pricing, and availability of our private label products is essential to developing and maintaining customer loyalty and brand awareness. These products often have higher margins than national brand products. If one or more of these brands experience a loss of consumer acceptance or confidence, our sales and gross margin could be adversely affected.
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
In addition, to the extent we acquire technology, manufacturing or other businesses ancillary to our core distribution operations, any such newly acquired business may require the investment of additional capital and significant involvement of our senior management to integrate such business with our operations, which could place a strain on our management, other personnel, resources and systems.
Our credit agreements contain restrictive covenants and additional limits and our other debt instruments contain cross-default provisions, which limit our business and financing activities.
The covenants under our credit agreements impose restrictions on our business and financing activities, subject to certain exceptions or the consent of our lenders, including, among other things, limits on our ability to incur additional debt, create liens, enter into certain merger, acquisition and divestiture transactions, pay dividends and engage in transactions with affiliates. The credit agreements contain certain customary affirmative covenants, including requirements that we maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, pursuant to which we may be affected by changes in interest rates, and customary events of default. The terms of agreements governing debt that we may incur in the future may also contain similar covenants.
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
In addition, borrowings under certain of our debt instruments are made at variable rates of interest and expose us to interest rate volatility. Interest rates increased during the fourth quarter of fiscal 2022. If interest rates continue to increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
Turnover or loss of key personnel or highly skilled employees, including executive officers, could disrupt our operations and any inability to attract and retain qualified personnel could harm our business.
Our future success depends partly on the continued service of our highly qualified and well-trained key personnel, including executive officers. Any unplanned turnover or our failure to develop an adequate succession plan for key positions could reduce our institutional knowledge base and erode our competitive advantage. While our Board of Directors and management actively monitor our succession plans and processes for our executive leadership team, our business could be adversely impacted if we lose key personnel unexpectedly. Competition for senior management is intense and we may not be successful in attracting and retaining key personnel.
In addition, factors including reduced employment pools have contributed to increased labor shortages and employee turnover within our organization. These trends have led to, and could in the future lead to, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. A prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could materially adversely affect our business, results of operations and financial condition.
Our governing documents, other documents to which we are a party, and Minnesota law may discourage takeovers and business combinations that our shareholders might consider to be in their best interests.
Anti-takeover provisions of our articles of incorporation, bylaws, and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further shareholder approval, may issue up to approximately 30 million shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act regarding “control share acquisitions” and “business combinations.” We may also, in the future, consider adopting additional anti-takeover measures. In addition, certain equity plans predating our 2015 Omnibus Incentive Plan provide for acceleration of awards thereunder upon a change in control or other events of acceleration, as defined in those plans. The foregoing, and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our Board of Directors.
Our business and operations are subject to risks related to climate change.
The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, certain of our operations and facilities are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to distribution or fulfillment centers of our third-party suppliers, loss or spoilage of inventory and business interruption caused by such events. Insurance may not be available or cost effective for the coverage limits needed.
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
Our animal health segment is exposed to the risks of the production animal business, including changes in consumer demand for food animal products, the cyclical livestock market, weather conditions and the availability of natural resources, and other factors outside our control, as well as risks of the companion animal business, including the possibility of disease adversely affecting the pet population.
Demand for our production animal health products can be negatively influenced by factors including: weather conditions (including those that may be related to climate change), varying weather patterns and weather-related pressures from pests; changes in consumer preferences away from food animal products, including increased promotions and publicity for food products containing plant-based protein; supply chain disruptions including due to cyberattack, or actions by animal rights activists; and outbreaks of diseases affecting animals, any of which could reduce herd sizes or affect consumer preferences. Reductions in herd size would ultimately decrease the demand for the products we distribute, including micro feed ingredients, animal health products, and dairy sanitation solutions, as well as the development and implementation of systems for feed, health, information and production animal management.
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
Farm animal producers depend on the availability of natural resources, including large supplies of fresh water. Their animals’ health and their ability to operate could be adversely affected if they experience a shortage of fresh water due to human population growth or floods, droughts or other weather conditions. In the event of adverse weather conditions or a shortage of fresh water, veterinarians or farm animal producers may purchase less of our products. Further, heat waves may cause stress in animals and lead to increased vulnerability to disease, reduced fertility rates and reduced milk production. Droughts may threaten pasture and feed supplies by reducing the quality and amount of forage available to grazing livestock, while climate change may increase the prevalence of parasites and diseases that affect farm animals.
Veterinary hospitals and practitioners depend on visits from the animals under their care. Veterinarians’ patient volume and ability to operate could be adversely affected if there is a reduction in the companion animal population, such as due to disease outbreak.
The formation or expansion of group purchasing organizations (“GPOs”), provider networks and buying groups may place us at a competitive disadvantage.
The formation or expansion of GPOs, provider networks and buying groups may shift purchasing decisions to entities or persons with whom we do not have a historical relationship and may threaten our ability to compete effectively, which could in turn negatively impact our financial results. As a full-service distributor with business service capabilities, we cannot guarantee that we will be able to successfully compete with price-oriented distribution models that more readily enable the pricing typically demanded by those with significant purchasing power.
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
Decreased emphasis on veterinary visits, and increased consumer choice through familiar e-commerce retailers could reduce demand for veterinarian-based services and have a material adverse impact on our business. The continued advancement of online commerce by third parties will require us to cost-effectively adapt to changing technologies, to enhance existing services and to differentiate our business (including with additional value-added services) to address changing demands of consumers and our customers on a timely basis. The emergence of such competition and our inability to anticipate and effectively respond to shifts in consumer traffic patterns and direct-to-consumer buying trends on a timely basis could have a material adverse effect on our business.
REGULATORY AND LITIGATION RISKS
Change and uncertainty in the health care industry could materially adversely affect our business.
Laws and regulations affecting the health care industry in the U.S., including the ACA, have changed and may continue to change the landscape in which our industry operates. Foreign government authorities may also adopt reforms of their health systems. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us. The Biden Administration has indicated that it will be more aggressive in its pursuing alleged violations of law, and it has revoked certain guidance that would have limited governmental use of informal agency guidance to pursue such violations.
In recent years, there has been increasing scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the President, and various states, including several bills that have been introduced on a federal level. Such legislation, if enacted, could have the potential to impose additional costs on our business.
One provision of the ACA, the Sunshine Act, requires us to collect and report detailed information regarding certain financial relationships we have with covered recipients, including physicians, dentists, teaching hospitals and certain other non-physician practitioners. We may also be required to report under certain state transparency laws that address circumstances not covered by the Sunshine Act, and some of these state laws, as well as the federal law, can be unclear. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. Our compliance with these rules imposes additional costs on us. In the U.S., government actions to seek to increase health-related price transparency may also affect our business.

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
Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the sale and distribution of, and third-party payment for, pharmaceuticals and medical devices, and human cells, tissue and cellular and tissue-based products (“HCT/P products”) and animal feed and supplements. Among other things, such laws, and the regulations promulgated thereunder:
•regulate the introduction, manufacture, advertising, marketing and promotion, sampling, pricing and reimbursement, labeling, packaging, storage, handling, returning or recalling, reporting, and distribution of, and record keeping for drugs, HCT/P products and medical devices, including requirements with respect to unique medical device identifiers;
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
•impose on us reporting requirements if a pharmaceutical, HCT/P product or medical device causes serious illness, injury or death;
•require manufacturers, wholesalers, repackagers and dispensers of prescription drugs to identify and trace certain prescription drugs as they are distributed;
•require the licensing of prescription drug wholesalers and third-party logistics providers; and
•mandate compliance with standards for the recordkeeping, storage and handling of prescription drugs, and associated reporting requirements.
There also have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy, departments of health, and the FDA, to regulate the pharmaceutical distribution system. The failure to comply with any of these laws and regulations, or new interpretations of existing laws and regulations, or the enactment of any new or additional laws and regulations, could materially adversely affect our business. If it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, substantial civil and criminal fines and penalties, mandatory recall of product, seizure of product and injunction, consent decrees, and suspension or limitation of product sale and distribution, all of which could have a material adverse effect on our business. If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses. Non-compliance with government requirements could also adversely affect our ability to participate in federal and state government health care programs, such as Medicare and Medicaid, and damage our reputation.
We remain subject to compliance certification obligations through fiscal 2023 as required by the non-prosecution agreement that was entered into in connection with the investigation of our subsidiary Animal Health International by the U.S. Attorney’s Office for the Western District of Virginia. This investigation resulted in Animal Health International pleading guilty to a strict liability misdemeanor offense in connection with its failure to comply with federal law relating to the sales of prescription animal health products, and a total criminal fine and forfeiture of $52.8 million. In the course of our business, we also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events may divert management's attention, cause us to suffer reputational harm and adversely affect our business, financial condition and results of operations.

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
Failure to comply with fraud and abuse laws and regulations could result in significant civil and criminal penalties and costs, including treble damages and substantial civil penalties under the federal False Claims Act as well as potential loss of licenses and the ability to participate in federal and state health care programs, criminal penalties, or imposition of a corporate compliance monitor, which could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private regulators could result in reputational harm and the incurring of substantial costs. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties, as well as other fraud and abuse laws. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of noncompliance.
We are subject to a variety of litigation that could adversely affect our business, results of operations and financial condition.
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
Defending against such claims may divert our resources and management’s attention over lengthy periods of time, may be expensive, and may require that we pay substantial monetary awards or settlements, pay fines or penalties, or become subject to equitable remedies (including but not limited to the revocation of or non-renewal of licenses) that could materially and adversely affect our business, results of operations and financial condition. A successful claim brought against us in excess of available insurance or not covered by insurance or indemnification agreements, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation. Furthermore, the outcome of litigation is inherently uncertain.
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

In addition, the FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings, and has developed and continues to develop policies on regulating clinical decision support tools and other types of software as medical devices. Certain of our software and related products support practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements, costs and potential enforcement actions or liabilities for noncompliance with respect to these products.
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
GENERAL RISKS
Risks generally associated with information systems, software products and cybersecurity attacks could adversely affect our results of operations.
We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze and store customer, product, supplier, and employee data to conduct our business. We also work to update our IS, such as our enterprise resource planning software. However, our IS are vulnerable to natural disasters, power losses, computer viruses, telecommunication failures, cybersecurity threats, and other problems. We increasingly rely upon server- and Internet-based technologies to run our business and to store our data and our customers’ data, which depend on continuous Internet access and may carry additional cybersecurity risks relative to those posed by legacy technologies.

From time to time, we have had to address non-material security incidents. There can be no assurance that we will not experience security incidents in the future. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Data breaches and any unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, disrupt key business operations, and divert attention of management.
Further, our suppliers, our customers, including purchasers of our software products, and other market participants are similarly subject to information system and cybersecurity risk, and a material disruption in their business could result in reduced revenue for us. For example, in June 2021 a ransomware attack on Brazil-based JBS SA, the world’s largest meat company by sales, took a significant portion of U.S. beef and pork processing offline, disrupting markets. In addition, compliance with evolving privacy and information security laws and standards may result in significant additional expense due to increased investment in technology and the development of new operational processes. We could be subject to liability if we fail to comply with these laws and standards, fail to protect information, or fail to respond appropriately to an incident or misuse of information, including use of information for unauthorized marketing purposes.
Our business, results of operations and cash flows could be adversely affected if our IS or the software products we sell are interrupted, damaged by an unforeseen event, experience cybersecurity attack, or fail for any extended period of time. Disaster recovery plans, where in place, might not adequately protect us in the event of an IS failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers. We may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.
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
As of April 30, 2022, PLSI operated the following 13 fulfillment centers (seven primary centers) totaling 1.0 million square feet:
•two dental fulfillment centers (Hawaii and Texas);
•four animal health fulfillment centers (Alabama, Colorado and Texas (two)); and
•seven fulfillment centers that distribute dental and animal health products (California, Florida, Indiana, Iowa, Pennsylvania, South Carolina and Washington).
Approximately 90% of the PLSI fulfillment center space is owned.

Dental
The Dental segment is headquartered in our principal executive offices, and maintains sales and administrative offices at approximately 55 locations across 39 states in the U.S. and 10 locations in Canada, the majority of which are leased. Operations in Canada are supported by fulfillment centers located in Quebec and Alberta. In addition, this segment operates the Patterson Technology Center, a 100,000 square-foot facility in Illinois.
Animal Health
In addition to the locations operated by PLSI, Patterson Animal Health has approximately 100 properties located in the U.S., Canada and the U.K., the majority of which are leased. In the U.S., these properties are in 82 locations across 28 states, and comprise fulfillment centers, storage locations, sales and administrative offices, retail stores and call centers. In Canada, operations are supported by two fulfillment centers located in Alberta and Ontario.  The segment’s operations in the U.K. are supported by a primary distribution facility in Stoke-on-Trent and an additional 10 depots used as secondary distribution points and 3 laboratory sites throughout the U.K. The headquarters for this segment are located in a leased office in Colorado.
Item 3. LEGAL PROCEEDINGS
For a discussion of Legal Proceedings, see Note 17 - Litigation of the Notes to the Consolidated Financial Statements included under Item 8.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Patterson’s common stock trades on the NASDAQ Global Select Market® under the symbol “PDCO.”
Holders
On June 21, 2022, the number of holders on record of common stock was 1,675. The transfer agent for Patterson’s common stock is EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, Minnesota 55120, telephone: (800) 468-9716.
Dividends
In fiscal 2022, a quarterly cash dividend of $0.26 per share was declared throughout the year. In fiscal 2022, dividends were declared each quarter, with payment occurring in the subsequent quarter. We currently expect to declare and pay quarterly cash dividends in the future, but any future dividends will be subject to approval by our Board of Directors, which will depend on our earnings, capital requirements, operating results and financial condition, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Accordingly, there can be no assurance that we will declare and pay dividends in the future at the same rate or at all.
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024.
The following table presents activity under the stock repurchase plan during the fourth quarter of fiscal 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 30, 2022 to February 26, 2022	—	$—	—	$500,000,000
February 27, 2022 to March 26, 2022	—	—	—	500,000,000
March 27, 2022 to April 30, 2022	1,032,416	33.90	1,032,416	465,000,000
	1,032,416	$33.90	1,032,416	$465,000,000

Performance Graph
The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 29, 2017, through April 30, 2022, with the cumulative return over the same time period on the same amount invested in the S&P 500, the S&P Mid-Cap 400 and the S&P 500 Healthcare Index. We are transitioning to the S&P Mid-Cap 400 as our broad market index because it is the index against which our performance is compared to determine cumulative rTSR modifiers for our performance units.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

250
200
150
100
50
0
DOLLARS
4/29/2017
4/28/2018
4/27/2019
4/25/2020
4/24/2021
4/30/2022
Patterson Companies, Inc.
S&P 500
S&P Mid-Cap 400
S&P 500 Healthcare Index

	Fiscal Year Ending
	4/29/2017	4/28/2018	4/27/2019	4/25/2020	4/24/2021	4/30/2022
Patterson Companies, Inc.	100.00	55.11	53.21	39.35	89.19	84.82
S&P 500	100.00	114.20	128.28	126.28	189.21	189.68
S&P Mid-Cap 400	100.00	110.92	117.60	94.04	168.97	155.94
S&P 500 Healthcare Index	100.00	112.68	122.19	141.16	177.03	189.57

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our financial information for fiscal 2022 is summarized in this Management’s Discussion and Analysis and the Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2022 ended on April 30, 2022 and consisted of 53 weeks. Fiscal 2021 and 2020 ended on April 24, 2021 and April 25, 2020, respectively, and both consisted of 52 weeks. Fiscal 2023 will end on April 29, 2023 and will consist of 52 weeks.
We believe there are several important aspects of our business that are useful in analyzing it, including: (1) growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines internal growth as net sales adjusted to exclude the impact of foreign currency, changes in product selling relationships and contributions from recent acquisitions. Foreign currency impact represents the difference in results that is attributable to fluctuations in currency exchange rates the company uses to convert results for all foreign entities where the functional currency is not the U.S. dollar. The company calculates the impact as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period’s currency exchange rates. The company believes the disclosure of net sales changes in constant currency provides useful supplementary information to investors in light of significant fluctuations in currency rates.
Factors Affecting Our Results
COVID-19. The COVID-19 pandemic, including closures and other steps taken by governmental authorities in response to the virus, has had a significant impact on our businesses. As part of our broad-based effort to respond to the COVID-19 pandemic, we implemented cost reduction measures, including temporary salary reductions, furloughs and reduced work hours across our workforce during the period from May 1, 2020 through July 31, 2020. Within our Dental segment, supply chain disruptions for PPE and an increased demand for these products initially resulted in backorders of PPE and a potential scarcity in raw materials to make PPE, causing substantial price increases. We had to prepay suppliers in order to obtain PPE for resale to our customers, and as manufacturing caught up to increased demand for PPE, prices dropped, impacting our margins and requiring us to write down certain inventory. However, in the Dental Segment, the effect became less significant during the first quarter of fiscal 2021, as dental offices began opening for elective procedures. In addition, we recorded increased sales of infection control products starting in the first quarter of fiscal 2021 within the Dental segment. The disruptions we experienced in our production animal business as a result of the pandemic became less significant after the first quarter of fiscal 2021.
Gains on Vetsource Investment. In fiscal 2022, we sold a portion of our investment in Vetsource, with a carrying value of $25.8 million, for $56.8 million. We recorded a pre-tax gain of $31.0 million in gains on investments in our consolidated statements of operations and other comprehensive income (loss) as a result of this sale. The cash received of $56.8 million is reported within investing activities in our consolidated statements of cash flows. We also recorded a pre-tax non-cash gain of $31.0 million to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56.8 million. This gain was recorded in gains on investments in our consolidated statements of operations and other comprehensive income (loss). Concurrent with the sale, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25.8 million in gains on investments in our consolidated statements of operations and other comprehensive income (loss) as a result of this transaction. The aggregate gains on investments of $87.8 million are reported within operating activities in our consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value.
Gain on Vets Plus Investment. In fiscal 2022, we sold a portion of our investment in Vets Plus with a carrying value of $4.0 million for $17.1 million. We recorded a pre-tax gain of $13.1 million in gains on investments in our consolidated statements of operations and other comprehensive income (loss) as a result of this sale. This $13.1 million pre-tax gain is reported within operating activities in our consolidated statements of cash flows. The cash received of $17.1 million is reported within investing activities in our consolidated statements of cash flows.
Fiscal 2022 Legal Reserve. On August 27, 2021, we signed a memorandum of understanding to settle the federal securities class action complaint described in Note 17 to the Consolidated Financial Statements. Under the terms of the settlement, Patterson agreed to pay $63.0 million to resolve the case. Although we agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers consented to the settlement and contributed an aggregate of $35.0 million to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63.0 million in other accrued liabilities in the consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation (the "Fiscal 2022 Legal Reserve"). During the first quarter of fiscal 2022, we also recorded a receivable of $27.0 million in prepaid expenses and other current assets in the consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount was paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36.0 million was recorded in operating expenses in our consolidated statements of operations and other comprehensive income (loss). We recorded a gain of $8.0 million during the second quarter of fiscal 2022 in our Corporate segment to account for our receipt of carrier reimbursement of previously expended fees and costs. The parties filed a stipulation of settlement during the second quarter of fiscal 2022. On February 3, 2022, the District Court entered an order preliminarily approving the settlement and directing the claims administrator to mail a notice of settlement and claim form to all class members. On June 9, 2022, the District Court held a final settlement hearing to determine whether the settlement should be approved. On June 10, 2022, the District Court entered an order granting final approval to the settlement.
Inventory Donation Charges. In fiscal 2022, we committed to donate certain personal protective equipment to charitable organizations to assist with COVID-19 recovery efforts. We recorded a charge of $49.2 million within cost of sales in our consolidated statements of operations and other comprehensive income (loss) as a result ("Inventory Donation Charges") in the first quarter of fiscal 2022. These charges were driven by our intention to not sell these products, but rather to donate them to charitable organizations. Of the $49.2 million expense recorded, $47.2 million and $2.0 million was recorded within our Dental and Animal Health segments, respectively.
Goodwill Impairment. In fiscal 2020, we recorded non-cash pre-tax goodwill impairment charges totaling $675.1 million in our Animal Health segment ("Goodwill Impairment"), which were not fully tax deductible. The decrease in the fair value of the Animal Health reporting unit below its carrying value was mainly the result of a reduction in management’s estimates of future cash flows. Future cash flows were affected by a reduction in future sales volume and operating margins. The sales volume estimate reflected recent sales trends we had experienced. Future operating margins were expected to be lower based on then-current trends in our markets. These trends were driven by customer and vendor consolidation. We experienced a further decrease in the fair value of the Animal Health reporting unit subsequent to our annual goodwill impairment test, which was caused by additional reductions in management’s estimates of future cash flows, driven by reduced sales volumes, as well as reduced EBITDA multiples of comparable companies. These estimates and market multiples were negatively affected by COVID-19. In fiscal 2020, the animal health industry experienced a reduction in sales volume as a result of stay at home and shelter in place orders, as well as a result of meat packing plant closures. Our future cash flow estimates for this business unit in fiscal 2020 reflected the long-term impact of COVID-19.
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
Fiscal 2020 U.S. Attorney's Office Legal Reserve. We incurred costs and expenses of $58.3 million ("Fiscal 2020 U.S. Attorney's Office Legal Reserve") in fiscal 2020 related to the then-probable settlement of litigation with the U.S. Attorney's Office for the Western District of Virginia, which were recorded within operating expenses in the consolidated statements of operations and other comprehensive income (loss) in our Corporate segment. The settlement amount was fully paid in fiscal 2020.
Fiscal 2020 Legal Reserve. We incurred expenses of $17.7 million ("Fiscal 2020 SourceOne Dental Legal Reserve") in fiscal 2020 related to the settlement of litigation with SourceOne Dental, Inc., which were recorded within operating expenses in the consolidated statements of operations and other comprehensive income (loss) in our Corporate segment. The settlement amount was fully paid in fiscal 2020.
Receivables Securitization Program. We are a party to certain receivables purchase agreements with MUFG Bank, Ltd. ("MUFG"), under which MUFG acts as an agent to facilitate the sale of certain Patterson receivables (the “Receivables”) to certain unaffiliated financial institutions (the “Purchasers”). The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The collection of the DPP receivable is recognized as an increase to net cash provided by investing activities within the consolidated statements of cash flows, with a corresponding reduction to net cash used in operating activities within the consolidated statements of cash flows.
Results of Operations
The following table summarizes our results as a percent of net sales:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.2	79.6	78.2
Gross profit	19.8	20.4	21.8
Operating expenses	17.4	16.8	19.9
Goodwill impairment	—	—	12.3
Operating income (loss)	2.4	3.6	(10.4)
Other income (expense), net	1.7	(0.2)	(0.4)
Income (loss) before taxes	4.1	3.4	(10.8)
Income tax expense (benefit)	1.0	0.8	(0.1)
Net income (loss)	3.1	2.6	(10.7)
Net loss attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Patterson Companies, Inc.	3.1%	2.6%	(10.7)%
Fiscal 2022 Compared to Fiscal 2021
Net sales. Consolidated net sales in fiscal 2022 were $6,499.4 million, an increase of 9.9% from $5,912.1 million in fiscal 2021. Sales were positively impacted by an estimated 1.9% due to the extra week of results in the current year. Foreign exchange rate changes had a favorable impact of 0.7% on fiscal 2022 sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during fiscal 2022. This change in revenue recognition was driven by changes in contractual terms with certain suppliers in our Animal Health segment. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of substantially all of the assets of Miller Vet on sales for fiscal 2022, resulting in a net decrease in sales of approximately 1.8%.

Dental segment sales increased 8.1% to $2,516.1 million in fiscal 2022 from $2,327.0 million in fiscal 2021. Sales were positively impacted by an estimated 1.8% due to the extra week of results in the current year. Foreign exchange rate changes had a favorable impact of 0.5% on fiscal 2022 sales. Sales of consumables increased 8.4%, sales of equipment and software increased 9.5%, and sales of value-added services and other increased 3.4% in fiscal 2022. Dental segment sales growth in fiscal 2022 was driven by a recovery in the Dental end markets, compared to sales in fiscal 2021, which were negatively affected by the COVID-19 pandemic when dental offices were closed for elective procedures, particularly during the first quarter of our fiscal 2021.
Animal Health segment sales increased 11.9% to $3,982.9 million in fiscal 2022 from $3,560.0 million in fiscal 2021. Sales were positively impacted by an estimated 2.0% due to the extra week of results in the current year. Foreign exchange rate changes had a favorable impact of 0.8% on fiscal 2022 sales. Sales of certain products previously recognized on a gross basis were recognized on a net basis during fiscal 2022. This change in revenue recognition was driven by changes in contractual terms with certain suppliers. The impact of this change in revenue recognition for certain products was partially offset by the impact of the acquisition of substantially all of the assets of Miller Vet on sales for fiscal 2022, resulting in a net decrease in Animal Health segment sales of approximately 3.0%. Sales were higher in fiscal 2022 as compared to fiscal 2021, driven by increased demand across all of our animal health businesses and geographies.
Gross profit. Consolidated gross profit margin decreased 60 basis points from the prior year to 19.8%, driven primarily by the impact of the Inventory Donation Charges, unfavorable mix in sales among our segments due to faster growth in our Animal Health segment, and lower net sales in our Corporate segment due to the effect of rising interest rates on our customer financing portfolio. This interest rate impact was partially offset by a gain on associated interest rates swap agreements, which is reflected in other income, net in our consolidated statements of operations and other comprehensive income (loss).
Operating expenses. Consolidated operating expenses for fiscal 2022 were $1,132.1 million, a 14.1% increase from the prior year of $992.5 million. We incurred higher operating expenses during fiscal 2022 primarily as a result of higher personnel costs, the impact of the Fiscal 2022 Legal Reserve and higher travel expenses. The higher personnel costs were primarily due to the salary reductions, reduced work hours, and furloughs we implemented as a response to the COVID-19 pandemic during the three months ended July 25, 2020. Travel expenses were higher in fiscal 2022 than in fiscal 2021 primarily due to COVID-19-related restrictions having a more significant impact in fiscal 2021. The consolidated operating expense ratio of 17.4% increased 60 basis points from the prior year period, which was also driven by these same factors.
Operating income (loss). Fiscal 2022 operating income was $157.0 million, or 2.4% of net sales, as compared to $210.6 million, or 3.6% of net sales, in fiscal 2021. The decrease in operating income was primarily due to the impact of the Inventory Donation Charges, the Fiscal 2022 Legal Reserve and higher personnel costs. These impacts were partially offset by the growth in sales experienced in fiscal 2022.
Dental segment operating income was $180.2 million for fiscal 2022, a decrease of $21.0 million from fiscal 2021. The decrease was primarily driven by the expense associated with the Inventory Donation Charges and higher personnel costs, partially offset by an increase in net sales in fiscal 2022.
Animal Health segment operating income was $114.4 million for fiscal 2022, an increase of $26.3 million from fiscal 2021. The increase was primarily driven by higher net sales during fiscal 2022, partially offset by higher personnel costs incurred during fiscal 2022.
Corporate segment operating loss was $137.6 million for fiscal 2022, as compared to a loss of $78.8 million for fiscal 2021. The change was primarily driven by the impact of the Fiscal 2022 Legal Reserve, lower customer financing net sales recorded during fiscal 2022, and higher personnel costs incurred during fiscal 2022. The lower customer financing net sales were related to the effect of rising interest rates on our customer financing portfolio.
Other income (expense). Net other income was $109.3 million in fiscal 2022, compared to net other expense of $10.7 million in fiscal 2021. The change was primarily driven by the Gains on Vetsource Investment of $87.8 million, the Gain on Vets Plus Investment of $13.1 million and a larger gain on our interest rate swap agreements recorded during fiscal 2022.
Income tax expense (benefit). The effective income tax rate for fiscal 2022 was 24.2%, compared to 22.4% for fiscal 2021. The increase was primarily due to provision to return adjustments in the prior year and a geographical shift in earnings, which was partially offset by excess tax benefits associated with stock-based compensation awards.

Net income (loss) attributable to Patterson Companies, Inc. and earnings (loss) per share. Net income attributable to Patterson Companies Inc. was $203.2 million in fiscal 2022, compared to $156.0 million in fiscal 2021. Earnings per diluted share were $2.06 in fiscal 2022, compared to $1.61 in fiscal 2021. Weighted average diluted shares in fiscal 2022 were 98.5 million, compared to 96.7 million in fiscal 2021. The fiscal 2022 and fiscal 2021 cash dividend declared was $1.04 per common share.
Fiscal 2021 Compared to Fiscal 2020
See Item 7 in our 2021 Annual Report on Form 10-K filed June 23, 2021.
Liquidity and Capital Resources
Net cash used in operating activities was $981.0 million in fiscal 2022, compared to $730.5 million in fiscal 2021 and $243.5 million in fiscal 2020. Net cash used in operating activities in fiscal 2022 was primarily due to the impact of our Receivables Securitization Program and a net increase in inventory, inclusive of the impact of the $49.2 million Inventory Donation Charges, partially offset by an increase in accounts payable. Net cash used in operating activities in fiscal 2021 was primarily due to the impact of our Receivables Securitization Program, as well as an increase in accounts payable. Net cash used in operating activities in fiscal 2020 was primarily due to the impact of our Receivables Securitization Program, partially offset by a reduction in working capital, which was driven mainly by an increase in accounts payable.
Net cash provided by investing activities was $1,239.0 million in fiscal 2022, compared to $810.7 million in fiscal 2021 and $499.1 million in fiscal 2020. Collections of deferred purchase price receivables were $1,213.5 million, $834.0 million and $540.9 million in fiscal 2022, 2021 and 2020, respectively. In fiscal 2022, we recorded cash receipts of $75.9 million from the sale of investments and used $19.8 million to acquire Miller Vet. Capital expenditures were $38.3 million, $25.8 million and $41.8 million in fiscal 2022, 2021 and 2020, respectively. We expect to use a total of approximately $60 million for capital expenditures in fiscal 2023.
Net cash used in financing activities in fiscal 2022 was $253.2 million, driven by $101.1 million for dividend payments, $100.8 million for payments on long-term debt, $35.0 million in share repurchases and $24.0 million attributed to payments on our revolving line of credit. Net cash used in financing activities in fiscal 2021 was $22.6 million, driven by $75.2 million for dividend payments, partially offset by $53.0 million attributed to draws on our revolving line of credit. Net cash used in financing activities in fiscal 2020 was $271.2 million. Uses of cash consisted primarily of $460.8 million for the retirement of long-term debt and $100.4 million for dividend payments. In December 2019, we entered into a $300.0 million senior unsecured term loan facility, as described further below.
In fiscal 2022 and fiscal 2021, a quarterly cash dividend of $0.26 per share was declared each quarter, with payment occurring in the subsequent quarter. We currently expect to declare and pay quarterly cash dividends in the future, but any future dividends will be subject to approval by our Board of Directors, which will depend on our earnings, capital requirements, operating results and financial condition, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Accordingly, there can be no assurance that we will declare and pay dividends in the future at the same rate or at all.
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
As of April 30, 2022, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.89%, and $29.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.54%. As of April 24, 2021, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.36%, and $53.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.34%.
On March 16, 2021, our Board of Directors approved a new share repurchase authorization for up to $500 million of our company's common stock through March 16, 2024, replacing the March 2018 share repurchase authorization for up to $500 million of common stock which had expired and under which no repurchases had been made. As of April 30, 2022, $465 million remains available under the current repurchase authorization.
We have $142.0 million in cash and cash equivalents as of April 30, 2022, of which $85.8 million is in foreign bank accounts. See Note 12 to the Consolidated Financial Statements for further information regarding our intention to permanently reinvest these funds. Included in cash and cash equivalents as of April 30, 2022 is $39.1 million of cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. See Note 5 to the Consolidated Financial Statements for further information.
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG Bank, Ltd. ("MUFG") serving as the agent. We utilize PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. The capacity under the agreement with MUFG at April 30, 2022 was $525 million.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II, a consolidated, wholly owned subsidiary, sells financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. The capacity under the agreement with Fifth Third at April 30, 2022 was $100 million.
Our financing business is described in further detail in Note 5 to the Consolidated Financial Statements.
Contractual Obligations
A summary of our contractual obligations as of April 30, 2022 was as follows (in thousands):

	Payments due by year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt principal	$490,500	$—	$450,500	$—	$40,000
Long-term debt interest	33,220	12,541	16,131	3,032	1,516
Operating leases	75,939	31,165	34,443	9,109	1,222
Total	$599,659	$43,706	$501,074	$12,141	$42,738
As of April 30, 2022 our gross liability for uncertain tax positions, including interest and penalties, was $11.5 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.

For a more complete description of our contractual obligations, see Notes 10 and 11 to the Consolidated Financial Statements.
Working Capital Management
The following table summarizes our average accounts receivable days sales outstanding and average annual inventory turnover for the past three fiscal years:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Days sales outstanding	25.2	25.9	29.1
Inventory turnover	6.6	6.1	5.4
Foreign Operations
We derive foreign sales from Dental operations in Canada, and Animal Health operations in Canada and the U.K. Fluctuations in currency exchange rates have not significantly impacted earnings, as these fluctuations impact sales, cost of sales and operating expenses. Changes in exchange rates positively impacted net sales by $41.0 million and $28.4 million in fiscal 2022 and 2021, respectively, while they adversely affected net sales by $21.9 million in fiscal 2020. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.
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
Patterson Advantage Loyalty Program – Patterson Dental provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program is recognized as contra-revenue. As of April 30, 2022, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 88.0% of the maximum potential amount that could be redeemed. We recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
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
Goodwill and Other Indefinite-Lived Intangible Assets – Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Impairment testing for goodwill is done at the reporting unit level, with all goodwill assigned to a reporting unit. We have two reporting units as of April 30, 2022; Dental and Animal Health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units. We assess goodwill for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Any goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
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
In connection with the preparation of these financial statements in the fourth quarter of fiscal 2022, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2022 fourth quarter as the valuation date. We determined that there was no impairment of either goodwill or our indefinite-lived intangible asset.
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
Long-Lived Assets – Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of customer relationships, trade names and trademarks. When impairment exists, the related assets are written down to fair value using level 3 inputs, as discussed further in Note 7 to the Consolidated Financial Statements.
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
Related Party Transactions – We have interests in a number of entities that are accounted for using the equity method. During fiscal 2022, 2021 and 2020 we made purchases of $128.5 million, $110.2 million and $94.2 million from these entities, respectively. During fiscal 2022, 2021 and 2020, we recorded net sales of $117.3 million, $93.6 million and $110.3 million to these entities, respectively.
Income Taxes – We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. Changes in tax policy or interpretation of current tax law create potential added uncertainties.
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
We are exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although we do not currently have foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have changed net sales by approximately $103.7 million for the fiscal year ended April 30, 2022. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. We estimate that if foreign currency exchange rates changed by 10%, the impact would have been approximately $3.8 million to income (loss) before taxes for the fiscal year ended April 30, 2022.
The Credit Agreement consists of a $300.0 million term loan facility and a $700.0 million revolving credit facility, which will mature no later than February 2024. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Credit Agreement. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $3.3 million annual impact on our income (loss) before taxes.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Patterson Companies, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Patterson Companies, Inc. internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Patterson Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Patterson Companies, Inc. (the Company) as of April 30, 2022 and April 24, 2021, the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended April 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated June 29, 2022 expressed an unqualified opinion thereon.

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
June 29, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Patterson Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. (the Company) as of April 30, 2022 and April 24, 2021, the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended April 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and April 24, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 29, 2022 expressed an unqualified opinion thereon.

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

Development costs of software to be sold impairment

Description of the Matter
At April 30, 2022, the Company’s capitalized development costs of software to be sold was $64.5 million. As discussed in Note 1 of the consolidated financial statements, at the end of each fiscal quarter these unamortized capitalized costs of software to be sold are compared to its net realizable value. If the unamortized capitalized costs are less than the net realizable value of that asset, then there is no impairment.

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
Minneapolis, Minnesota
June 29, 2022

PATTERSON COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 30, 2022	April 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$142,014	$143,244
Receivables, net of allowance for doubtful accounts of $5,913 and $6,138	447,162	449,235
Inventory	785,604	736,778
Prepaid expenses and other current assets	304,242	286,672
Total current assets	1,679,022	1,615,929
Property and equipment, net	213,140	219,438
Operating lease right-of-use assets, net	70,722	77,217
Long-term receivables, net	138,812	223,970
Goodwill, net	140,630	139,932
Identifiable intangibles, net	252,614	279,644
Investments	139,182	105,522
Other non-current assets, net	107,508	89,859
Total assets	$2,741,630	$2,751,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$681,321	$609,264
Accrued payroll expense	102,266	118,425
Other accrued liabilities	173,734	175,975
Operating lease liabilities	29,348	32,252
Current maturities of long-term debt	—	100,750
Borrowings on revolving credit	29,000	53,000
Total current liabilities	1,015,669	1,089,666
Long-term debt	488,554	487,545
Non-current operating lease liabilities	43,332	48,318
Deferred income taxes	120,414	124,491
Other non-current liabilities	31,026	36,820
Total liabilities	1,698,995	1,786,840
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 96,762 and 96,813 shares issued and outstanding	968	968
Additional paid-in capital	200,520	169,099
Accumulated other comprehensive loss	(81,516)	(62,592)
Retained earnings	921,704	855,741
Total Patterson Companies, Inc. stockholders' equity	1,041,676	963,216
Noncontrolling interests	959	1,455
Total stockholders’ equity	1,042,635	964,671
Total liabilities and stockholders’ equity	$2,741,630	$2,751,511
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Net sales	$6,499,405	$5,912,066	$5,490,011
Cost of sales	5,210,318	4,708,936	4,292,601
Gross profit	1,289,087	1,203,130	1,197,410
Operating expenses	1,132,085	992,523	1,094,474
Goodwill impairment	—	—	675,055
Operating income (loss)	157,002	210,607	(572,119)
Other income (expense):
Gains on investments	101,809	—	34,334
Other income (expense), net	27,731	13,608	(10,835)
Interest expense	(20,288)	(24,284)	(41,787)
Income (loss) before taxes	266,254	199,931	(590,407)
Income tax expense (benefit)	64,540	44,822	(1,040)
Net income (loss)	201,714	155,109	(589,367)
Net loss attributable to noncontrolling interests	(1,496)	(872)	(921)
Net income (loss) attributable to Patterson Companies, Inc.	$203,210	$155,981	$(588,446)
Earnings (loss) per share attributable to Patterson Companies, Inc.:
Basic	$2.09	$1.63	$(6.25)
Diluted	$2.06	$1.61	$(6.25)
Weighted average shares:
Basic	97,277	95,599	94,154
Diluted	98,514	96,664	94,154
Dividends declared per common share	$1.04	$1.04	$1.04
Comprehensive income (loss)
Net income (loss)	$201,714	$155,109	$(589,367)
Foreign currency translation gain (loss)	(19,966)	33,405	(14,062)
Cash flow hedges, net of tax	1,042	1,042	7,999
Comprehensive income (loss)	$182,790	$189,556	$(595,430)
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling interests	Total
	Number	Amount
Balance at April 27, 2019	95,272	$953	$131,460	$(88,269)	$1,483,496	$(50,381)	$3,248	$1,480,507
Foreign currency translation	—	—	—	(14,062)	—	—	—	(14,062)
Cash flow hedges	—	—	—	7,999	—	—	—	7,999
Net loss	—	—	—	—	(588,446)	—	(921)	(589,367)
Dividends declared	—	—	—	—	(99,552)	—	—	(99,552)
Common stock issued and related tax benefits	675	6	(7,790)	—	—	—	—	(7,784)
Stock based compensation	—	—	22,936	—	—	—	—	22,936
ESOP activity	—	—	—	—	—	34,320	—	34,320
Adoption of ASU 2016-02	—	—	—	—	1,447	—	—	1,447
Adoption of ASU 2018-02	—	—	—	(2,707)	2,707	—	—	—
Balance at April 25, 2020	95,947	959	146,606	(97,039)	799,652	(16,061)	2,327	836,444
Foreign currency translation	—	—	—	33,405	—	—	—	33,405
Cash flow hedges	—	—	—	1,042	—	—	—	1,042
Net income (loss)	—	—	—	—	155,981	—	(872)	155,109
Dividends declared	—	—	—	—	(99,892)	—	—	(99,892)
Common stock issued and related tax benefits	866	9	1,270	—	—	—	—	1,279
Stock based compensation	—	—	21,223	—	—	—	—	21,223
ESOP activity	—	—	—	—	—	16,061	—	16,061
Balance at April 24, 2021	96,813	968	169,099	(62,592)	855,741	—	1,455	964,671
Foreign currency translation	—	—	—	(19,966)	—	—	—	(19,966)
Cash flow hedges	—	—	—	1,042	—	—	—	1,042
Net income (loss)	—	—	—	—	203,210	—	(1,496)	201,714
Dividends declared	—	—	—	—	(102,257)	—	—	(102,257)
Common stock issued and related tax benefits	981	10	7,616	—	—	—	—	7,626
Repurchases of common stock	(1,032)	(10)	—	—	(34,990)	—		(35,000)
Stock based compensation	—	—	23,805	—	—	—	—	23,805
Contribution from noncontrolling interest	—	—	—	—	—	—	1,000	1,000
Balance at April 30, 2022	96,762	$968	$200,520	$(81,516)	$921,704	$—	$959	$1,042,635
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Operating activities:
Net income (loss)	$201,714	$155,109	$(589,367)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	44,180	41,669	44,981
Amortization	37,812	37,227	37,201
Gains on investments	(101,809)	—	(34,334)
Goodwill impairment	—	—	675,055
Bad debt expense	2,769	2,559	2,008
Non-cash employee compensation	23,805	30,488	37,354
Accelerated amortization of debt issuance costs on early retirement of debt	—	—	8,984
Deferred income taxes	(4,718)	(10,760)	(31,800)
Non-cash (gains) losses and other, net	(1,431)	1,318	—
Change in assets and liabilities:
Receivables	(1,144,833)	(916,694)	(540,065)
Inventory	(53,871)	91,193	(59,258)
Accounts payable	80,904	(268,338)	219,613
Accrued liabilities	(27,630)	85,849	25,474
Other changes from operating activities, net	(37,886)	19,861	(39,390)
Net cash used in operating activities	(980,994)	(730,519)	(243,544)
Investing activities:
Additions to property and equipment	(38,308)	(25,788)	(41,809)
Acquisitions, net of cash acquired	(19,793)	—	—
Collection of deferred purchase price receivables	1,213,497	833,958	540,944
Sale of investments	75,942	396	—
Other investing activities	7,690	2,097	—
Net cash provided by investing activities	1,239,028	810,663	499,135
Financing activities:
Dividends paid	(101,111)	(75,183)	(100,442)
Repurchases of common stock	(35,000)	—	—
Proceeds from issuance of long-term debt	—	—	300,000
Debt issuance costs	—	—	(3,300)
Payments on long-term debt	(100,750)	—	(460,840)
(Payment) draw on revolving credit	(24,000)	53,000	—
Other financing activities	7,627	(462)	(6,647)
Net cash used in financing activities	(253,234)	(22,645)	(271,229)
Effect of exchange rate changes on cash	(6,030)	7,801	(2,064)
Net change in cash and cash equivalents	(1,230)	65,300	(17,702)
Cash and cash equivalents at beginning of period	143,244	77,944	95,646
Cash and cash equivalents at end of period	$142,014	$143,244	$77,944
Supplemental disclosures:
Income taxes paid	$83,549	$48,924	$12,021
Interest paid	14,633	15,234	25,742
Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$1,122,627	$900,578	$707,395
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2022 ended on April 30, 2022 and consisted of 53 weeks. Fiscal 2021 and 2020 ended on April 24, 2021 and April 25, 2020, respectively, and both consisted of 52 weeks. Fiscal 2023 will end on April 29, 2023 and will consist of 52 weeks.
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
Inventory
Inventory consists of merchandise held for sale and is stated at the lower of cost or market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory and freight costs incurred in connection with the delivery of product to our distribution centers and our other locations. Cost is determined using the last-in, first-out ("LIFO") method for all inventories, except for foreign inventories, which are valued using the first-in, first-out ("FIFO") method. Inventories valued at LIFO represented 85% and 83% of total inventories at April 30, 2022 and April 24, 2021, respectively.
The accumulated LIFO reserve was $130,959 at April 30, 2022 and $120,775 at April 24, 2021. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.
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
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Impairment testing for goodwill is done at the reporting unit level, with all goodwill assigned to a reporting unit. We have two reporting units as of April 30, 2022; Dental and Animal Health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units. We assess goodwill for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Any goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
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
In connection with the preparation of these financial statements in the fourth quarter of fiscal 2022, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2022 fourth quarter as the valuation date. We determined that there was no impairment of either goodwill or our indefinite-lived intangible asset.
In connection with the preparation of our fiscal 2021 Form 10-K in the fourth quarter of fiscal 2021, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests using the beginning of our fiscal 2021 fourth quarter as the valuation date. We determined that there was no impairment of either goodwill or our indefinite-lived intangible asset.
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
Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of customer relationships, trade names and trademarks. When impairment exists, the related assets are written down to fair value using level 3 inputs, as discussed further in Note 7.
Other Non-current Assets, Net

	April 30, 2022	April 24, 2021
Development costs of software to be sold, net	$64,513	$68,156
Other	42,995	21,703
Other non-current assets, net	$107,508	$89,859
During fiscal 2022, 2021 and 2020, we recorded $7,267, $2,346 and $0, respectively, of amortization expense related to the development costs of software to be sold in cost of sales within the consolidated statements of operations and other comprehensive income (loss).
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
Contract asset balances as of April 30, 2022 and April 24, 2021 were $134 and $2,491, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At April 30, 2022 and April 24, 2021, contract liabilities of $38,581 and $23,526 were reported in other accrued liabilities, respectively. During the fiscal year ended April 30, 2022, we recognized $20,658 of the amount previously deferred at April 24, 2021.
Patterson Advantage Loyalty Program
The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. The cost and corresponding liability associated with the program are recognized as contra-revenue. As of April 30, 2022, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 88.0% of the maximum potential amount that could be redeemed. We recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
Freight and Delivery Charges
Freight and delivery charges are included in cost of sales in the consolidated statements of operations and other comprehensive income (loss).
Advertising
We expense all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total net advertising and promotional expenses were $1,532, $134 and $5,793 for fiscal 2022, 2021 and 2020, respectively. There were no deferred direct-marketing expenses included in the consolidated balance sheets as of April 30, 2022 and April 24, 2021.
Related Party Transactions
We have interests in a number of entities that are accounted for using the equity method. During fiscal 2022, 2021 and 2020, we made purchases of $128,452, $110,210 and $94,238 from these entities, respectively. During fiscal 2022, 2021 and 2020, we recorded net sales of $117,347, $93,577 and $110,262 to these entities, respectively.
Income Taxes
The liability method is used to account for income tax expense. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
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
Stock-based Compensation
We recognize stock-based compensation expense based on estimated grant date fair values. The grant date fair value of stock options and stock purchases made through our Employee Stock Purchase Plan are estimated using the Black-Scholes option pricing valuation model. The grant date fair value of performance stock units that vest upon meeting certain market conditions is estimated using the Monte Carlo valuation model. These valuations require estimates to be made including expected stock price volatility which considers historical volatility trends, implied future volatility based on certain traded options and other factors. We estimate the expected life of awards based on several factors, including types of participants, vesting schedules, contractual terms and various factors surrounding exercise behavior of different groups.
The grant date fair value of time-based restricted stock awards and restricted stock units is calculated based on the closing price of our common stock on the date of grant.
Compensation expense for all share-based payment awards is recognized over the requisite service period (or to the date a participant becomes eligible for retirement, if earlier) for awards that are expected to vest.
Other Income (Expense), Net

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Gain (loss) on interest rate swap agreements	$15,835	$1,151	$(18,712)
Investment income and other	11,896	12,457	7,877
Other income (expense), net	$27,731	$13,608	$(10,835)
Comprehensive Income (Loss)
Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income (loss) are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedge losses was $321, $321 and $2,460 for fiscal 2022, 2021 and 2020, respectively.
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
The following table sets forth the denominator for the computation of basic and diluted EPS. There were no material adjustments to the numerator.

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Denominator for basic EPS – weighted average shares	97,277	95,599	94,154
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	1,237	1,065	—
Denominator for diluted EPS – weighted average shares	98,514	96,664	94,154

Potentially dilutive securities representing 772, 1,014 and 2,517 shares for fiscal 2022, 2021 and 2020, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
For the fiscal year ended April 25, 2020, 905 incremental shares related to dilutive securities were not included in the diluted EPS calculation because we reported a loss for this period. Shares related to dilutive securities have an anti-dilutive impact on EPS when a net loss is reported and therefore are not included in the calculation.
Recent Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” in March 2020 and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” in January 2021. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as LIBOR which began to be phased out at the end of 2021, to alternate reference rates. These standards were effective upon issuance. We are evaluating the optional relief guidance provided within these ASUs, and are reviewing our debt securities, derivative instruments and customer financing contracts that currently utilize LIBOR as the reference rate.
2. Acquisitions
During the first quarter of fiscal 2022, we acquired substantially all of the assets of Miller Vet Holdings, LLC, a multiregional veterinary distributor, for total cash consideration of $19,793 and liabilities assumed of $6,799. We have included its results of operations in our financial statements since the date of acquisition within our Animal Health segment. This acquisition is expected to grow our presence in the companion animal market and drive increased operating leverage and synergies. As of the acquisition date, we recorded $14,000 of identifiable intangibles, $1,063 of goodwill and net tangible assets of $4,796 in our consolidated balance sheets related to this acquisition. Goodwill, which is deductible for income tax purposes, was reduced by $66 subsequent to the acquisition date as a result of working capital adjustments. The accounting for the acquisition was complete as of April 30, 2022. The acquisition did not materially impact our financial statements, and therefore pro forma results are not provided.
3. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following:

	April 30, 2022	April 24, 2021
Cash on hand	$138,828	$141,546
Money market funds	3,186	1,698
Total	$142,014	$143,244
Cash on hand is generally in interest earning accounts. Included in cash and cash equivalents in the consolidated balance sheets are $39,106 and $36,771 as of April 30, 2022 and April 24, 2021, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. See Note 5 for additional information.
4. Receivables Securitization Program
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of April 30, 2022, of which $200,000 was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of April 30, 2022 and April 24, 2021, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the consolidated balance sheets were $396,443 and $384,950, respectively. Sales of trade receivables under this facility were $3,643,700, $3,171,456, and $2,068,409, and cash collections from customers on receivables sold were $3,632,145, $3,094,060 and $2,128,394 during the fiscal years ended 2022, 2021 and 2020, respectively.
The DPP receivable is recorded at fair value within the consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the consolidated statements of operations and other comprehensive income (loss), we recorded a loss of $3,247, $3,338 and $7,242 during fiscal 2022, 2021 and 2020, respectively, related to the Receivables.
The following summarizes the activity related to the DPP receivable:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Beginning DPP receivable balance	$183,999	$117,327	$57,238
Non-cash additions to DPP receivable	1,052,938	768,619	552,751
Cash collections on DPP receivable	(1,041,173)	(701,947)	(492,662)
Ending DPP receivable balance	$195,764	$183,999	$117,327
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at April 30, 2022 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at April 30, 2022 was $100,000.
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
During fiscal 2022, 2021 and 2020, we sold $314,732, $369,497 and $357,616 of contracts under these arrangements, respectively. In net sales in the consolidated statements of operations and other comprehensive income (loss), we recorded a loss of $18,379 and $2,048 during fiscal 2022 and 2021, respectively, and a gain of $43,919 during fiscal 2020, related to these contracts sold. Cash collections on financed receivables sold were $426,188, $401,535 and $346,077 during the fiscal years ended 2022, 2021 and 2020, respectively.
Included in cash and cash equivalents in the consolidated balance sheets are $39,106 and $36,771 as of April 30, 2022 and April 24, 2021, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the consolidated balance sheets are $58,190 and $50,638 as of April 30, 2022 and April 24, 2021, respectively, of finance contracts we have not yet sold. A total of $575,231 of finance contracts receivable sold under the arrangements was outstanding at April 30, 2022. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following summarizes the activity related to the DPP receivable:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Beginning DPP receivable balance	$227,967	$228,019	$121,657
Non-cash additions to DPP receivable	69,689	131,959	154,644
Cash collections on DPP receivable	(172,324)	(132,011)	(48,282)
Ending DPP receivable balance	$125,332	$227,967	$228,019
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at April 30, 2022.
6. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 30, 2022, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2029. We sold an identical interest rate cap to the same bank. As of April 30, 2022, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of September 2028. We sold an identical interest rate cap to the same bank.
These interest rate cap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change in fair value as income or expense during the period in which the change occurs.
In January 2014, we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for it as a cash flow hedge, in order to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015. These notes were repaid on March 25, 2015 and replaced with new $250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount is recorded in other comprehensive income (loss), net of tax, and is recognized as interest expense over the life of the related debt. In fiscal 2020, we repaid certain indebtedness, resulting in accelerating a portion of this interest expense and recording a pre-tax non-cash charge of $8,134. See Note 11 for additional information.
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
As of April 24, 2021, the remaining notional amount for interest rate swap agreements was $653,122, with the latest maturity date in fiscal 2028. During fiscal 2022, we entered into forward interest rate swap agreements with a notional amount of $179,818. As of April 30, 2022, the remaining notional amount for interest rate swap agreements was $574,144, with the latest maturity date in fiscal 2029.
Net cash payments of $6,770 and $9,373 were made in fiscal 2022 and 2021, respectively, to settle a portion of our liabilities related to these interest rate swap agreements. These payments are reflected as cash outflows in the consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the consolidated balance sheets:

Derivative type	Classification	April 30, 2022	April 24, 2021
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$3,875	$—
Interest rate contracts	Other non-current assets	19,871	2,120
Total asset derivatives		$23,746	$2,120
Liabilities:
Interest rate contracts	Other accrued liabilities	$250	$3,776
Interest rate contracts	Other non-current liabilities	10,013	7,795
Total liability derivatives		$10,263	$11,571
The following tables present the pre-tax effect of derivative instruments on the consolidated statements of operations and other comprehensive income (loss):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Fiscal Year Ended
Derivatives in cash flow hedging relationships	Statements of operations	April 30, 2022	April 24, 2021	April 25, 2020
Interest rate contracts	Interest expense	$(1,363)	$(1,363)	$(10,458)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statements of operations	April 30, 2022	April 24, 2021	April 25, 2020
Interest rate contracts	Other income, net	$15,835	$1,151	$(18,712)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives in fiscal 2022, 2021 or 2020.
We recorded no ineffectiveness during fiscal 2022, 2021 or 2020. As of April 30, 2022, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
7. Fair Value Measurements
Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	April 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,186	$3,186	$—	$—
DPP receivable - receivables securitization program	195,764	—	—	195,764
DPP receivable - customer financing	125,332	—	—	125,332
Derivative instruments	23,746	—	23,746	—
Total assets	$348,028	$3,186	$23,746	$321,096
Liabilities:
Derivative instruments	$10,263	$—	$10,263	$—

	April 24, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,698	$1,698	$—	$—
DPP receivable - receivables securitization program	183,999	—	—	183,999
DPP receivable - customer financing	227,967	—	—	227,967
Derivative instruments	2,120	—	2,120	—
Total assets	$415,784	$1,698	$2,120	$411,966
Liabilities:
Derivative instruments	$11,571	$—	$11,571	$—
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
In fiscal 2022, we sold a portion of our investment in Vetsource, with a carrying value of $25,814, for $56,849. We recorded a pre-tax gain of $31,035 in gains on investments in our consolidated statements of operations and other comprehensive income (loss) as a result of this sale. The cash received of $56,849 is reported within investing activities in our consolidated statements of cash flows. In fiscal 2022, we also recorded a pre-tax non-cash gain of $31,035 to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56,849. This gain was recorded in gains on investments in our consolidated statements of operations and other comprehensive income (loss). The carrying value of the investment we owned following this sale was $56,849 and $25,814 as of April 30, 2022 and April 24, 2021, respectively. Concurrent with the sale completed in fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25,757 in gains on investments in our consolidated statements of operations and other comprehensive income (loss) as a result of this transaction. The carrying value of this put option as of April 30, 2022 is $25,757, and is reported within investments in our consolidated balance sheets. The aggregate gains on investments of $87,827 are reported within operating activities in our consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value.
In fiscal 2022, we sold a portion of our investment in Vets Plus with a carrying value of $4,009 for $17,101. We recorded a pre-tax gain of $13,092 in gains on investments in our consolidated statements of operations and other comprehensive income (loss) as a result of this sale. This $13,092 pre-tax gain is reported within operating activities in our consolidated statements of cash flows. The cash received of $17,101 is reported within investing activities in our consolidated statements of cash flows. The carrying value of the investment we owned following this sale was $2,355 and $2,355 as of April 30, 2022 and April 24, 2021, respectively.
In fiscal 2020, we recorded a pre-tax gain of $34,334 related to one of our investments in other income, net in our consolidated statements of operations and other comprehensive income (loss). This gain was based on the selling price of preferred stock in this investment that is similar to the preferred stock we own, and was adjusted for differences in liquidation preferences. As of April 25, 2020, this investment had a carrying value of $51,628. There were no fair value adjustments to such assets in fiscal 2021.
Our debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 30, 2022 and April 24, 2021 was $489,777 and $610,811, respectively, as compared to a carrying value of $488,554 and $588,295 at April 30, 2022 and April 24, 2021, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 30, 2022 and April 24, 2021.
8. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for each of our reportable segments for the fiscal year ended April 30, 2022 were as follows:

	Balance at April 24, 2021	Acquisition Activity	Foreign Currency Translation	Balance at April 30, 2022
Dental	$139,932	$—	$(299)	$139,633
Animal Health	—	997	—	997
Corporate	—	—	—	—
Total	$139,932	$997	$(299)	$140,630
Balances of other intangible assets, excluding goodwill, were as follows:

	April 30, 2022			April 24, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unamortized - indefinite lived:
Trade name	$12,300	$—	$12,300	$12,300	$—	$12,300
Amortized - definite lived:
Customer relationships	366,969	181,280	185,689	355,685	159,376	196,309
Trade names and trademarks	132,996	95,903	37,093	133,834	85,221	48,613
Developed technology and other	65,757	48,225	17,532	72,398	49,976	22,422
Total amortized intangible assets	565,722	325,408	240,314	561,917	294,573	267,344
Total identifiable intangible assets	$578,022	$325,408	$252,614	$574,217	$294,573	$279,644
With respect to the amortized intangible assets, future amortization expense is expected to approximate $37,357, $36,699, $36,694, $26,884 and $25,491 for fiscal 2023, 2024, 2025, 2026 and 2027, respectively. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.
9. Property and Equipment
Property and equipment consisted of the following:

	April 30, 2022	April 24, 2021
Land	$11,341	$12,014
Buildings	106,957	118,582
Leasehold improvements	31,395	31,125
Furniture and equipment	187,093	188,594
Computer hardware and software	254,205	244,537
Construction-in-progress (1)	30,502	17,665
Property and equipment, gross	621,493	612,517
Accumulated depreciation	(408,353)	(393,079)
Property and equipment, net	$213,140	$219,438
(1)Includes $8,585 and $6,326 of unamortized development costs of software to be sold as of April 30, 2022 and April 24, 2021, respectively.
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
Total lease costs for the fiscal year ended April 30, 2022 and April 24, 2021 were $35,646 and $34,712, respectively, which include variable lease costs and short-term lease costs, which were immaterial.
The following table presents future maturities of lease liabilities:

2023	$31,165
2024	21,793
2025	12,650
2026	6,168
2027	2,941
After 2027	1,222
Total lease payments	75,939
Less: imputed interest	(3,259)
Present value of lease liabilities	$72,680
The following tables present other supplemental information related to leases:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$38,192	$37,054
Lease assets obtained in exchange for new operating lease liabilities	$31,132	$50,114

	April 30, 2022	April 24, 2021
Weighted-average remaining lease term - operating leases	2.98 years	3.06 years
Weighted-average discount rate - operating leases	3.10%	3.31%
11. Debt
Our long-term debt consisted of the following:

		Carrying Value
	Interest Rate	April 30, 2022	April 24, 2021
Senior notes due fiscal 2022 (1)	3.59%	$—	$100,750
Senior notes due fiscal 2024 (1)	3.74%	33,000	33,000
Senior notes due fiscal 2025 (2)	3.48%	117,500	117,500
Senior notes due fiscal 2028 (3)	3.79%	40,000	40,000
Term loan due fiscal 2024 (4)	1.89%	300,000	300,000
Less: Deferred debt issuance costs		(1,946)	(2,955)
Total debt		488,554	588,295
Less: Current maturities of long-term debt		—	(100,750)
Long-term debt		$488,554	$487,545

(1)Issued in December 2011.
(2)Issued in March 2015.
(3)Issued in March 2018.
(4)Issued in December 2019, amended in February 2021. Interest rate is 1-month LIBOR plus 1.13% as of April 30, 2022.

Future principal payments due, based on stated contractual maturities for our long-term debt, were as follows as of April 30, 2022:

Fiscal Year
2023	$—
2024	333,000
2025	117,500
2026	—
2027	—
Thereafter	40,000
Total	$490,500

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
As of April 30, 2022, $300,000 was outstanding under the Credit Agreement term loan at an interest rate of 1.89% and $29,000 was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.54%.
In fiscal 2020, we repaid certain indebtedness totaling $373,750, and as a result, we recorded a pre-tax non-cash charge of $8,984 in fiscal 2020. This charge relates to the January 2014 forward interest rate swap agreement and accelerated amortization of debt issuance costs.
We are subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We were in compliance with the covenants under our debt agreements as of April 30, 2022.
12. Income Taxes
The components of income (loss) before taxes were as follows:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Income (loss) before taxes
United States	$225,195	$166,251	$(594,431)
International	41,059	33,680	4,024
Total	$266,254	$199,931	$(590,407)

Significant components of income tax expense (benefit) were as follows:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Current:
Federal	$46,964	$36,836	$18,300
Foreign	11,968	9,975	7,501
State	10,326	8,771	4,959
Total current expense	69,258	55,582	30,760
Deferred:
Federal	(3,918)	(7,529)	(25,918)
Foreign	(217)	(362)	164
State	(583)	(2,869)	(6,046)
Total deferred benefit	(4,718)	(10,760)	(31,800)
Income tax expense (benefit)	$64,540	$44,822	$(1,040)
On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, includes provisions relating to refundable employment tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These benefits did not materially impact the Company’s effective tax rate for the fiscal years ended April 30, 2022, April 24, 2021 or April 25, 2020.
Deferred tax assets and liabilities are included in other non-current assets and deferred income taxes on the consolidated balance sheets. Significant components of our deferred tax assets (liabilities) were as follows:

	April 30, 2022	April 24, 2021 [1]
Deferred tax assets:
Employee compensation and benefits	$9,352	$12,223
Inventory related items	9,985	12,250
Foreign deferred assets, net	11,812	9,510
Foreign tax credit	7,037	7,112
Lease liability	14,416	16,153
Accrued charitable contributions	6,559	—
Other accrued liabilities	6,642	7,331
Other	5,190	5,372
Gross deferred tax assets	70,993	69,951
Less: Valuation allowance	(18,615)	(15,960)
Total net deferred tax assets	52,378	53,991
Deferred tax liabilities
LIFO reserve	(20,965)	(25,913)
Amortizable intangibles	(52,952)	(61,023)
Goodwill	(15,727)	(13,902)
Property, plant, equipment	(38,175)	(39,454)
Lease right-of-use assets	(14,103)	(15,547)
Investments	(26,449)	(16,353)
Other	(3,401)	(5,590)
Total deferred tax liabilities	(171,772)	(177,782)
Deferred net long-term income tax liability	$(119,394)	$(123,791)
1 Certain amounts were reclassified between categories to conform to the current period presentation.

At April 30, 2022, we had a U.S. foreign tax credit asset that will expire in four years. In addition, we have foreign deferred tax assets which would give rise to tax capital losses if triggered in the future. These losses can only be used against capital gain income. At this time, we believe that it is more likely than not that the foreign tax credit and potential capital loss carryforward attributes totaling $18,615 will not be fully utilized prior to expiration. As a result, a full valuation allowance has been established against these assets.
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

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Tax at U.S. statutory rate	$55,912	$41,984	$(123,987)
State tax provision, net of federal benefit	9,176	5,400	(466)
Effect of foreign taxes	3,199	2,594	7,277
Goodwill impairment	—	—	107,999
Legal settlement	—	—	11,088
ESOP	(2,121)	(2,286)	(2,393)
Other permanent differences	944	808	1,533
Other	(2,570)	(3,678)	(2,091)
Income tax expense (benefit)	$64,540	$44,822	$(1,040)
We have accounted for the uncertainty in income taxes recognized in the financial statements in accordance with ASC Topic 740. This standard clarifies the separate identification and reporting of estimated amounts that could be assessed upon audit. The potential assessments are considered unrecognized tax benefits, because, if it is ultimately determined they are unnecessary, the reversal of these previously recorded amounts will result in a beneficial impact to our financial statements.
As of April 30, 2022 and April 24, 2021, Patterson’s gross unrecognized tax benefits were $9,898 and $10,866, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $1,786 and $2,055, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other non-current liabilities on the consolidated balance sheets.
A summary of the changes in the gross amounts of unrecognized tax benefits is shown below.

	April 30, 2022	April 24, 2021
Balance at beginning of period	$10,866	$11,740
Additions for tax positions related to the current year	1,001	1,264
Additions for tax positions of prior years	42	20
Reductions for tax positions of prior years	(77)	(220)
Statute expirations	(1,527)	(1,938)
Settlements	(407)	—
Balance at end of period	$9,898	$10,866
We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 30, 2022 and April 24, 2021, we had recorded $1,583 and $2,026, respectively, for interest and penalties. These amounts are also included in other non-current liabilities on the consolidated balance sheets. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 30, 2022, we recorded as part of tax expense $229 related to an increase in our estimated liability for interest and penalties.
Patterson files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. During fiscal 2021, the Internal Revenue Service (“IRS”) concluded an audit of the fiscal year ended

April 28, 2018. The IRS has either examined or waived examination for all periods up to and including our fiscal year ended April 28, 2018. In addition to the IRS, periodically, state, local and foreign income tax returns are examined by various taxing authorities. We do not believe that the outcome of these various examinations will have a material adverse impact on our financial statements.
13. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. We determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Patterson and Cure Partners each contributed additional net assets of $1,000 during fiscal 2022 to TPI. During fiscal 2022, 2021 and 2020, net loss attributable to the noncontrolling interest was $1,496, $872 and $921, respectively. Since TPI was formed, there have been no changes in ownership interests. As of April 30, 2022, we had noncontrolling interests of $959 on our consolidated balance sheets.
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
The following tables present information about our reportable segments and the geographic areas in which we operate:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Consolidated net sales
United States	$5,358,489	$4,877,070	$4,554,345
United Kingdom	717,481	677,910	608,320
Canada	423,435	357,086	327,346
Total	$6,499,405	$5,912,066	$5,490,011
Dental net sales
United States	$2,259,579	$2,107,521	$1,900,539
Canada	256,553	219,500	201,383
Total	$2,516,132	$2,327,021	$2,101,922
Animal Health net sales
United States	$3,098,511	$2,744,498	$2,601,970
United Kingdom	717,481	677,910	608,320
Canada	166,882	137,586	125,963
Total	$3,982,874	$3,559,994	$3,336,253
Corporate net sales
United States	$399	$25,051	$51,836
Total	$399	$25,051	$51,836

	Fiscal Year Ended
	April 30, 2022	April 24, 2021 [1]	April 25, 2020
Consolidated net sales
Consumable	$5,248,040	$4,748,416	$4,374,829
Equipment and software	920,424	822,063	749,390
Value-added services and other	330,941	341,587	365,792
Total	$6,499,405	$5,912,066	$5,490,011
Dental net sales
Consumable	$1,424,677	$1,314,236	$1,141,189
Equipment and software	800,144	730,928	677,677
Value-added services and other	291,311	281,857	283,056
Total	$2,516,132	$2,327,021	$2,101,922
Animal Health net sales
Consumable	$3,823,363	$3,434,180	$3,233,640
Equipment and software	120,280	91,135	71,713
Value-added services and other	39,231	34,679	30,900
Total	$3,982,874	$3,559,994	$3,336,253
Corporate net sales
Value-added services and other	$399	$25,051	$51,836
Total	$399	$25,051	$51,836
1 Certain sales were reclassified between categories to conform to the current period presentation.

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Operating income (loss)
Dental	$180,212	$201,244	$168,304
Animal Health	114,403	88,123	(594,743)
Corporate	(137,613)	(78,760)	(145,680)
Consolidated operating income (loss)	$157,002	$210,607	$(572,119)

Depreciation and amortization
Dental	$13,495	$7,774	$8,434
Animal Health	44,561	45,771	49,958
Corporate	23,936	23,004	23,790
Consolidated depreciation and amortization	$81,992	$76,549	$82,182

	April 30, 2022	April 24, 2021
Property and equipment, net
United States	$200,839	$209,361
United Kingdom	6,045	2,471
Canada	6,256	7,606
Total property and equipment, net	$213,140	$219,438

	April 30, 2022	April 24, 2021
Total assets
Dental	$851,746	$863,718
Animal Health	1,459,450	1,391,892
Corporate	430,434	495,901
Total assets	$2,741,630	$2,751,511
15. Stockholders’ Equity
Dividends
The following table presents our declared cash dividends per share on our common stock for the past three years. In fiscal 2022 and 2021, dividends were declared in the period presented and paid in the following quarter. Dividends were declared and paid in the same period during fiscal 2020.

	Quarter
Fiscal year	1	2	3	4
2022	$0.26	$0.26	$0.26	$0.26
2021	0.26	0.26	0.26	0.26
2020	0.26	0.26	0.26	0.26
Share Repurchases
During fiscal 2022, we repurchased 1,032 shares of our common stock for $35,000, or an average of $33.90 per share. During fiscal 2021 and 2020, we had no repurchases of shares of our common stock.
On March 16, 2021, the Board of Directors authorized a $500,000 share repurchase program through March 16, 2024. As of April 30, 2022, $465,000 remains available under the current repurchase authorization.
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
At April 30, 2022, a total of 9,551 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $293,879. As of April 30, 2022, there were no committed-to-be-released shares and no suspense shares remaining related to the ESOP.
Unearned ESOP shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. During fiscal 2022, 2021 and 2020, the compensation expense recognized related to the ESOP was $0, $9,265 and $14,419, respectively. This compensation expense was computed based on the shares allocated method.
In fiscal 2021, we allocated the remaining suspense shares to eligible ESOP participants. We will recognize an income tax deduction on the unearned ESOP shares released. Such deductions will be limited to the ESOP’s original cost to acquire the shares. We will no longer be contributing to the ESOP after fiscal 2021, and instead we have and will be making cash-based 401(k) contributions.
Dividends on allocated shares are passed through to the ESOP participants.
16. Stock-based Compensation
The consolidated statements of operations and other comprehensive income (loss) for fiscal 2022, 2021 and 2020 include pre-tax (after-tax) stock-based compensation expense of $23,805 ($18,686), $21,223 ($16,387) and $22,935 ($17,789), respectively. Pre-tax expense is included in operating expenses within the consolidated statements of operations and other comprehensive income (loss).
As of April 30, 2022, the total unrecognized compensation cost related to non-vested awards was $22,718, and it is expected to be recognized over a weighted average period of approximately 1.3 years.
2015 Omnibus Incentive Plan
In September 2015, our shareholders approved the 2015 Omnibus Incentive Plan ("Incentive Plan"), which was most recently amended and restated in September 2021. The aggregate number of shares of common stock that may be issued is 19,500. The Incentive Plan authorizes various award types to be issued under the plan, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, non-employee director awards, cash-based awards and other stock-based awards. We issue new shares for stock option exercises, restricted stock award grants and also for vesting of restricted stock units and performance stock units. Awards that expire or are canceled without delivery of shares generally become available for reissuance under the plan.
At April 30, 2022, there were 10,515 shares available for awards under the Incentive Plan.
As a result of the approval of the Incentive Plan, awards are no longer granted under any prior equity incentive plan, but all outstanding awards previously granted under such prior plans will remain outstanding and subject to the terms of such prior plans. At April 30, 2022, there were 307 shares outstanding under prior plans.
Inducement Awards
On June 29, 2018, we issued a combination of non-statutory stock options and restricted stock units outside our Incentive Plan to our Chief Financial Officer. The stock option covers 99 shares of our common stock, has an exercise price of $22.67 per share, and has a 10-year term. Such award vested to the extent of one-third of the award on the first anniversary of the date of grant, one-third of the award on the second anniversary of the date of grant, and the remaining one-third of the award on the third anniversary of the date of grant. The restricted stock unit award covers 31 shares of our common stock. Such award vested to the extent of 50% of the award on the first anniversary of the date of grant and the remaining 50% of the award on the second anniversary of the date of grant.
Stock Option Awards
Stock options granted to employees expire no later than ten years after the date of grant. Awards typically vest over three or five years.
The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Expected dividend yield	3.4%	4.4%	4.7%
Expected stock price volatility	38.1%	34.6%	26.8%
Risk-free interest rate	1.1%	0.4%	1.8%
Expected life (years)	6.0	6.0	6.0
Weighted average grant date fair value per share	$7.97	$4.60	$3.37
The following is a summary of stock option activity:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 24, 2021	2,697	$28.31
Granted	290	30.74
Exercised	(175)	22.76
Canceled	(75)	43.01
Balance as of April 30, 2022	2,737	$28.52	$15,615
Vested or expected to vest as of April 30, 2022	2,727	$28.53	$15,557
Exercisable as of April 30, 2022	1,707	$30.39	$9,858
The weighted average remaining contractual lives of options outstanding and options exercisable as of April 30, 2022 were 6.8 and 6.0 years, respectively.
Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $1,552, $3,975 and $238, respectively, in fiscal 2022; and $953, $3,399 and $129, respectively, in fiscal 2021. No stock options were exercised in fiscal 2020.
Restricted Stock
Restricted stock awards and restricted stock units granted to employees generally vest over a three or five year period. Restricted stock awards are also granted to non-employee directors annually and vest over one year. The grant date fair value of restricted stock awards and restricted stock units is based on the closing stock price on the day of the grant. The total fair value of restricted stock awards and restricted stock units that vested in fiscal 2022, 2021 and 2020 was $19,970, $11,672 and $8,788, respectively.
The following is a summary of restricted stock award activity:

	Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 24, 2021	54	$30.63
Granted	32	31.86
Vested	(53)	30.45
Forfeitures	(6)	33.29
Outstanding at April 30, 2022	27	$31.86
The following is a summary of restricted stock unit activity:

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 24, 2021	1,241	$25.65
Granted	417	30.79
Vested	(586)	26.42
Forfeitures	(70)	26.92
Outstanding at April 30, 2022	1,002	$27.24
Performance Unit Awards
In fiscal 2022, 2021 and 2020, we granted performance unit awards to certain executives which are earned at the end of a three-year period if certain operating goals are met. The number of shares to be received at vesting related to the fiscal 2022 and 2021 awards will be determined by performance measured over three fiscal year periods and ultimately modified by Patterson's total shareholder return ("TSR") relative to the performance of companies in the S&P Midcap 400 Index measured over a three-year period. We estimate the grant date fair value of the TSR awards using the Monte Carlo valuation model. We recognize expense over the requisite service period based on the outcome that is probable for these awards. The total fair value of performance unit awards that vested in fiscal 2021 was $4,227. No performance unit awards vested in fiscal 2022 and 2020.
The following is a summary of performance unit award activity at target:

	Performance Unit Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 24, 2021	288	$22.94
Granted	150	29.67
Vested	—	—
Forfeitures and cancellations	—	—
Outstanding at April 30, 2022	438	$26.14
Employee Stock Purchase Plan ("ESPP")
We sponsor an ESPP under which a total of 9,000 shares have been reserved for purchase by employees. Eligible employees may purchase shares at 85% of the lower of the fair market value of our common stock on the beginning of the annual offering period, or on the end of each quarterly purchase period, which occur on March 31, June 30, September 30 and December 31. The offering periods begin on January 1 of each calendar year and end on December 31 of each calendar year. At April 30, 2022, there were 1,387 shares available for purchase under the ESPP.
We estimate the grant date fair value of shares purchased under our ESPP using the Black-Scholes option pricing valuation model with the following assumptions:

	Fiscal Year Ended
	April 30, 2022	April 24, 2021	April 25, 2020
Expected dividend yield	3.6%	3.6%	5.1%
Expected stock price volatility	28.6%	51.7%	34.3%
Risk-free interest rate	0.3%	0.1%	1.6%
Expected life (years)	0.6	0.6	0.6
Weighted average grant date fair value per share	$6.79	$8.77	$4.98
17. Litigation
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
On March 28, 2018, Plymouth County Retirement System (“Plymouth”) filed a federal securities class action complaint against Patterson Companies, Inc. and its former CEO Scott P. Anderson and former CFO Ann B. Gugino in the U.S. District Court for the District of Minnesota in a case captioned Plymouth County Retirement System v. Patterson Companies, Inc., Scott P. Anderson and Ann B. Gugino, Case No. 0:18-cv-00871 MJD/SER. On November 9, 2018, the complaint was amended to add former CEO James W. Wiltz and former CFO R. Stephen Armstrong as individual defendants. Under the amended complaint, on behalf of all persons or entities that purchased or otherwise acquired Patterson’s common stock between June 26, 2013 and February 28, 2018, Plymouth alleges that Patterson violated federal securities laws by failing to disclose that Patterson’s revenue and earnings were “artificially inflated by Defendants’ illicit, anti-competitive scheme with its purported competitors, Benco and Schein, to prevent the formation of buying groups that would allow its customers who were office-based practitioners to take advantage of pricing arrangements identical or comparable to those enjoyed by large-group customers.” In its class action complaint, Plymouth asserts one count against Patterson for violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a second, related count against the individual defendants for violating Section 20(a) of the Exchange Act. Plymouth seeks compensatory damages, pre- and post-judgment interest and reasonable attorneys’ fees and experts’ witness fees and costs. On August 30, 2018, Gwinnett County Public Employees Retirement System and Plymouth County Retirement System, Pembroke Pines Pension Fund for Firefighters and Police Officers, Central Laborers Pension Fund were appointed lead plaintiffs. On January 18, 2019, Patterson and the individual defendants filed a motion to dismiss the amended complaint. On July 25, 2019, the U.S. Magistrate Judge issued a report and recommendation that the motion to dismiss be granted in part and denied in part. The report and recommendation, among other things, recommends the dismissal of all claims against individual defendants Ann B. Gugino, R. Stephen Armstrong and James W. Wiltz. On September 10, 2019, the District Court adopted the Magistrate Judge’s report and recommendation. On September 28, 2020, the District Court granted plaintiffs’ motion to certify the class, appoint class representatives and appoint class counsel. On October 12, 2020, Patterson and the remaining individual defendant, Mr. Anderson, filed a Rule 23(f) petition for interlocutory appeal of the class certification order with the Eighth Circuit Court of Appeals in which the defendants sought clarification of the standard for rebutting the Basic presumption of class-wide reliance in securities class actions. On October 13, 2020, Patterson and Mr. Anderson filed a motion to stay the underlying proceeding with the District Court pending the possibility of interlocutory appeal. On November 9, 2020, the District Court denied defendants’ motion to stay and on November 12, 2020, the Eighth Circuit Court of Appeals denied defendants’ Rule 23(f) petition. On May 17, 2021, Patterson and Mr. Anderson filed a motion for summary judgment and a motion to exclude plaintiff's expert. On August 27, 2021, we signed a memorandum of understanding to settle this case. Under the terms of the settlement, Patterson agreed to pay $63,000 to resolve the case. Although we agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers consented to the settlement and contributed an aggregate of $35,000 to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63,000 in other accrued liabilities in the condensed consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation. During the first quarter of fiscal 2022, we also recorded a receivable of $27,000 in prepaid expenses and other current assets in the condensed consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount was paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36,000 was recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income. We recorded a gain of $8,000 during the second quarter of fiscal 2022 in our Corporate segment to account for our receipt of carrier reimbursement of previously expended fees and costs. The parties filed a stipulation of settlement during the second quarter of fiscal 2022. On February 3, 2022, the District Court entered an order preliminarily approving the settlement and directing the claims administrator to mail a notice of settlement and claim form to all class members. On June 9, 2022, the District Court held a final settlement hearing to determine whether the settlement should be approved. On June 10, 2022, the District Court entered an order granting final approval to the settlement.
18. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of April 30, 2022:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 24, 2021	$(4,496)	$(58,096)	$(62,592)
Other comprehensive income before reclassifications	—	(19,966)	(19,966)
Amounts reclassified from AOCL	1,042	—	1,042
AOCL at April 30, 2022	$(3,454)	$(78,062)	$(81,516)
The amounts reclassified from AOCL during fiscal 2022 represent gains and losses on cash flow hedges, net of taxes of $321. The impact to the consolidated statements of operations and other comprehensive income (loss) was an increase to interest expense of $1,363 for fiscal 2022.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2022. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of April 30, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2022. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting as of April 30, 2022.

/s/ Mark S. Walchirk
President and Chief Executive Officer

/s/ Donald J. Zurbay
Chief Financial Officer
The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 12, 2022 (the “2022 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to the information set forth under the caption “Executive Officers” in the 2022 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement. The information called for by Item 10, as to the audit committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2022 Proxy Statement and such information is incorporated by reference herein.
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
Item 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the 2022 Proxy Statement. Information regarding director compensation is incorporated herein by reference to the information set forth under the caption “Non-Employee Director Compensation” in the 2022 Proxy Statement. Information regarding the compensation committee and its report is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees" and "Executive Compensation - Compensation and Human Capital Committee Report” in the 2022 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2022 Proxy Statement. Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2022 Proxy Statement. Information regarding director independence is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees” in the 2022 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accounting fees and services and pre-approval policies and procedures is incorporated herein by reference to the information set forth under the caption “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2022 Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.
The following Consolidated Financial Statements and supplementary data of Patterson and its subsidiaries are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
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
3. Exhibits.

Exhibit	Document Description

3.1	Restated Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed December 13, 2013 (File No. 000-20572)).

4.1	Specimen form of Common Stock Certificate (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

4.2	Description of Securities (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572).

10.1	Patterson Companies, Inc. Summary of Material Terms of Management Incentive Compensation Plan for Fiscal 2022 (filed herewith).**

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

10.7
Patterson Companies, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Annex B to our Definitive Schedule 14A (Proxy Statement), filed July 30, 2021 (File No. 000-20572)).**

10.8	The Executive Nonqualified Excess Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572)).**

10.9
Form of Non-Statutory Stock Option Agreement under the Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 23, 2021 (File No. 000-20572).**

10.10
Form of Restricted Stock Unit Agreement for Directors under the Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 23, 2021 (File No. 000-20572).**

10.11
Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 23, 2021 (File No. 000-20572).**

10.12
Form of Performance Share Unit Award Agreement under the Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 23, 2021 (File No. 000-20572).**

10.13
Employment Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated October 23, 2017 (incorporated by reference to our Current Report on Form 8-K, filed October 24, 2017 (File No. 000-20572)).**

10.14
Inducement RSU Award Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated December 1, 2017 (incorporated by reference to our Annual Report on Form 10-K, filed June 27, 2018 (File No. 000-20572)).**

10.15
Amendment No. 1 to Employment Agreement by and between Patterson Companies, Inc. and Mark S. Walchirk, dated April 17, 2020 (incorporated by reference to our Current Report on Form 8-K, filed April 20, 2020 (File No. 000-20572)).**

10.16
Offer Letter by and between Patterson Companies, Inc. and Donald J. Zurbay, effective May 17, 2018 (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.17
Form of Inducement, Severance & Change in Control Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.18
Form of Inducement Non Statutory Stock Option Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

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

10.24	Inducement, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Tim E. Rogan, dated July 19, 2021 (filed herewith).**

10.25
Receivables Sale Agreement, dated as May 10, 2002, by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and PDC Funding Company, LLC, conformed through Amendment No. 4, dated as of October 9, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q, filed March 6, 2019 (File No. 000-20572)).

10.26
Amended and Restated Receivables Sales Agreement dated August 12, 2011 by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and PDC Funding Company II, LLC (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2015 (File No. 000-20572)).

10.27
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

10.28
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

10.31
Receivables Sale Agreement, dated as of July 24, 2018, by and between Patterson Dental Supply, Inc., as seller, and PDC Funding Company III, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed July 25, 2018 (File No. 000-20572)).

10.32
Loan Agreement, dated December 20, 2019, among Patterson Companies, Inc., the lenders from time to time parties thereto, and MUFG Bank Ltd., as administrative agent (incorporated by reference to our Current Report on Form 8-K, filed December 23, 2019 (File No. 000-20572).

10.33
Receivables Sale Agreement, dated as of January 15, 2020, by and between Patterson Veterinary Supply, Inc., as seller, and PDC Funding Company IV, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed January 17, 2020 (File No. 000-20572).

10.34
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Twenty-First Amendment dated August 5, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2021 (File No. 000-20572)).

10.35
Second Amended and Restated Contract Purchase Agreement dated as of July 20, 2020, among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, the purchasers party thereto, and Fifth Third Bank, as agent, conformed through First Amendment, dated July 19, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2021 (File No. 000-20572)).

10.36
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

21	Subsidiaries (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets, (ii) the consolidated statements of operations and other comprehensive income (loss), (iii) the consolidated statements of changes in stockholders’ equity, (iv) the consolidated statements of cash flows and (v) the notes to the consolidated financial statements.(*)
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

(b) See Index to Exhibits.
(c) See Schedule II.
Item 16. Form 10-K Summary.

None.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
PATTERSON COMPANIES, INC.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended April 30, 2022
Deducted from asset accounts:
Allowance for doubtful accounts	$6,138	$2,769	$—	$2,994	$5,913
LIFO inventory adjustment	$120,775	$10,184	$—	$—	$130,959
Inventory obsolescence reserve	29,629	61,647	—	69,733	21,543
Total inventory reserve	$150,404	$71,831	$—	$69,733	$152,502
Year ended April 24, 2021
Deducted from asset accounts:
Allowance for doubtful accounts	$5,123	$2,559	$—	$1,544	$6,138
LIFO inventory adjustment	$99,726	$21,049	$—	$—	$120,775
Inventory obsolescence reserve	25,526	45,761	—	41,658	29,629
Total inventory reserve	$125,252	$66,810	$—	$41,658	$150,404
Year ended April 25, 2020
Deducted from asset accounts:
Allowance for doubtful accounts	$6,772	$2,008	$—	$3,657	$5,123
LIFO inventory adjustment	$91,342	$8,384	$—	$—	$99,726
Inventory obsolescence reserve	10,099	27,405	—	11,978	25,526
Total inventory reserve	$101,441	$35,789	$—	$11,978	$125,252

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.
Dated:	June 29, 2022	By	/s/ Mark S. Walchirk
Mark S. Walchirk
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Mark S. Walchirk	President and Chief Executive Officer, Director (Principal Executive Officer)	June 29, 2022
Mark S. Walchirk

/s/ Donald J. Zurbay	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2022
Donald J. Zurbay

/s/ John D. Buck	Chairman of the Board	June 29, 2022
John D. Buck

/s/ Alex N. Blanco	Director	June 29, 2022
Alex N. Blanco

/s/ Jody H. Feragen	Director	June 29, 2022
Jody H. Feragen

/s/ Robert C. Frenzel	Director	June 29, 2022
Robert C. Frenzel

/s/ Philip G. McKoy	Director	June 29, 2022
Philip G. McKoy

/s/ Ellen A. Rudnick	Director	June 29, 2022
Ellen A. Rudnick

/s/ Neil A. Schrimsher	Director	June 29, 2022
Neil A. Schrimsher