Form 10-Q
period 2022-07-30
PATTERSON COMPANIES, INC.
filed 2022-09-01
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 30, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 23, 2022, there were 96,899,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 30, 2022	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$149,560	$142,014
Receivables, net of allowance for doubtful accounts of $6,090 and $5,913	370,347	447,162
Inventory	874,817	785,604
Prepaid expenses and other current assets	311,257	304,242
Total current assets	1,705,981	1,679,022
Property and equipment, net	216,269	213,140
Operating lease right-of-use assets, net	73,841	70,722
Long-term receivables, net	135,632	138,812
Goodwill, net	140,657	140,630
Identifiable intangibles, net	242,771	252,614
Investments	140,113	139,182
Other non-current assets, net	103,104	107,508
Total assets	$2,758,368	$2,741,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$655,648	$681,321
Accrued payroll expense	59,941	102,266
Other accrued liabilities	153,989	173,734
Operating lease liabilities	28,986	29,348
Borrowings on revolving credit	145,000	29,000
Total current liabilities	1,043,564	1,015,669
Long-term debt	488,809	488,554
Non-current operating lease liabilities	47,455	43,332
Other non-current liabilities	151,525	151,440
Total liabilities	1,731,353	1,698,995
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 96,899 and 96,762 shares issued and outstanding	969	968
Additional paid-in capital	205,531	200,520
Accumulated other comprehensive loss	(86,246)	(81,516)
Retained earnings	905,632	921,704
Total Patterson Companies, Inc. stockholders' equity	1,025,886	1,041,676
Noncontrolling interests	1,129	959
Total stockholders’ equity	1,027,015	1,042,635
Total liabilities and stockholders’ equity	$2,758,368	$2,741,630
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 30, 2022	July 31, 2021
Net sales	$1,523,265	$1,614,876
Cost of sales	1,211,132	1,337,074
Gross profit	312,133	277,802
Operating expenses	277,289	317,331
Operating income (loss)	34,844	(39,529)
Other income (expense):
Gains on investments	—	87,827
Other income, net	1,780	1,423
Interest expense	(5,563)	(5,195)
Income before taxes	31,061	44,526
Income tax expense	6,801	10,724
Net income	24,260	33,802
Net loss attributable to noncontrolling interests	(330)	(194)
Net income attributable to Patterson Companies, Inc.	$24,590	$33,996
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.25	$0.35
Diluted	$0.25	$0.35
Weighted average shares:
Basic	96,629	96,864
Diluted	97,794	98,255
Dividends declared per common share	$0.26	$0.26
Comprehensive income:
Net income	$24,260	$33,802
Foreign currency translation (loss) gain	(4,991)	324
Cash flow hedges, net of tax	261	261
Comprehensive income	$19,530	$34,387
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 24, 2021	96,813	$968	$169,099	$(62,592)	$855,741	$1,455	$964,671
Foreign currency translation	—	—	—	324	—	—	324
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	33,996	(194)	33,802
Dividends declared	—	—	—	—	(25,540)	—	(25,540)
Common stock issued and related tax benefits	422	4	(756)	—	—	—	(752)
Stock-based compensation	—	—	7,839	—	—	—	7,839
Balance at July 31, 2021	97,235	972	176,182	(62,007)	864,197	1,261	980,605
Foreign currency translation	—	—	—	440	—	—	440
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	48,330	(392)	47,938
Dividends declared	—	—	—	—	(25,630)	—	(25,630)
Common stock issued and related tax benefits	257	3	2,708	—	—	—	2,711
Stock-based compensation	—	—	5,658	—	—	—	5,658
Balance at October 30, 2021	97,492	975	184,548	(61,307)	886,897	869	1,011,982
Foreign currency translation	—	—	—	(6,506)	—	—	(6,506)
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	57,006	(431)	56,575
Dividends declared	—	—	—	—	(25,592)	—	(25,592)
Common stock issued and related tax benefits	95	1	2,070	—	—	—	2,071
Stock-based compensation	—	—	4,887	—	—	—	4,887
Contribution from noncontrolling interest	—	—	—	—	—	500	500
Balance at January 29, 2022	97,587	976	191,505	(67,552)	918,311	938	1,044,178
Foreign currency translation	—	—	—	(14,224)	—	—	(14,224)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	63,878	(479)	63,399
Dividends declared	—	—	—	—	(25,495)	—	(25,495)
Common stock issued and related tax benefits	207	2	3,594	—	—	—	3,596
Repurchases of common stock	(1,032)	(10)	—	—	(34,990)	—	(35,000)
Stock-based compensation	—	—	5,421	—	—	—	5,421
Contribution from noncontrolling interest	—	—	—	—	—	500	500
Balance at April 30, 2022	96,762	$968	$200,520	$(81,516)	$921,704	$959	$1,042,635

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 30, 2022	96,762	$968	$200,520	$(81,516)	$921,704	$959	$1,042,635
Foreign currency translation	—	—	—	(4,991)	—	—	(4,991)
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	24,590	(330)	24,260
Dividends declared	—	—	—	—	(25,667)	—	(25,667)
Common stock issued and related tax benefits	653	6	(2,148)	—	—	—	(2,142)
Repurchases of common stock	(516)	(5)	—	—	(14,995)	—	(15,000)
Stock-based compensation	—	—	7,159	—	—	—	7,159
Contribution from noncontrolling interest	—	—	—	—	—	500	500
Balance at July 30, 2022	96,899	$969	$205,531	$(86,246)	$905,632	$1,129	$1,027,015
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 30, 2022	July 31, 2021
Operating activities:
Net income	$24,260	$33,802
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	10,827	10,977
Amortization	9,351	9,541
Gains on investments	—	(87,827)
Non-cash employee compensation	7,159	7,839
Non-cash losses (gains) and other, net	3,559	3,385
Change in assets and liabilities:
Receivables	(171,148)	(206,199)
Inventory	(91,124)	(30,750)
Accounts payable	(22,926)	(15,974)
Accrued liabilities	(60,061)	208
Other changes from operating activities, net	(12,436)	(38,423)
Net cash used in operating activities	(302,539)	(313,421)
Investing activities:
Additions to property and equipment	(14,554)	(7,717)
Collection of deferred purchase price receivables	252,909	315,217
Acquisitions, net of cash acquired	—	(19,793)
Sale of investments	—	57,245
Net cash provided by investing activities	238,355	344,952
Financing activities:
Dividends paid	(25,418)	(25,138)
Repurchases of common stock	(15,000)	—
Draw (payment) on revolving credit	116,000	(11,000)
Other financing activities	(2,142)	(1,897)
Net cash provided by (used in) financing activities	73,440	(38,035)
Effect of exchange rate changes on cash	(1,710)	190
Net change in cash and cash equivalents	7,546	(6,314)
Cash and cash equivalents at beginning of period	142,014	143,244
Cash and cash equivalents at end of period	$149,560	$136,930

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$241,375	$286,607
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of July 30, 2022, and our results of operations and cash flows for the periods ended July 30, 2022 and July 31, 2021. Such adjustments are of a normal recurring nature. The results of operations for the three months ended July 30, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 29, 2023. These financial statements should be read in conjunction with the financial statements included in our 2022 Annual Report on Form 10-K filed on June 29, 2022.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2023 and 2022 represents the 13 weeks ended July 30, 2022 and the 14 weeks ended July 31, 2021, respectively. Fiscal 2023 will include 52 weeks and fiscal 2022 included 53 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended
	July 30, 2022	July 31, 2021
Loss on interest rate swap agreements	$(1,948)	$(1,187)
Investment income and other	3,728	2,610
Other income, net	$1,780	$1,423
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $80 and $80 for the three months ended July 30, 2022 and July 31, 2021, respectively.
Earnings Per Share ("EPS")

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended
	July 30, 2022	July 31, 2021
Denominator for basic EPS – weighted average shares	96,629	96,864
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	1,165	1,391
Denominator for diluted EPS – weighted average shares	97,794	98,255

Potentially dilutive securities representing 877 shares for the three months ended July 30, 2022 and 628 shares for the three months ended July 31, 2021 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of July 30, 2022 and April 30, 2022 were $378 and $134, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At July 30, 2022 and April 30, 2022, contract liabilities of $41,587 and $38,581 were reported in other accrued liabilities, respectively. During the three months ended July 30, 2022, we recognized $14,203 of the amount previously deferred at April 30, 2022.
Recently Issued Accounting Pronouncements

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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of July 30, 2022, of which $200,000 was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of July 30, 2022 and April 30, 2022, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $393,071 and $396,443, respectively. Sales of trade receivables under this facility were $903,780 and $958,767, and cash collections from customers on receivables sold were $907,112 and $955,378 during the three months ended July 30, 2022 and July 31, 2021, respectively.

The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $1,435 and $721 during the three months ended July 30, 2022 and July 31, 2021, respectively, related to the Receivables.

The following rollforward summarizes the activity related to the DPP receivable:

	Three Months Ended
	July 30, 2022	July 31, 2021
Beginning DPP receivable balance	$195,764	$183,999
Non-cash additions to DPP receivable	227,291	267,497
Collection of DPP receivable	(230,780)	(264,075)
Ending DPP receivable balance	$192,275	$187,421

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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at July 30, 2022 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at July 30, 2022 was $100,000.
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
During the three months ended July 30, 2022 and July 31, 2021, we sold $73,612 and $73,043 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded gains of $988 and $73 during the three months ended July 30, 2022 and July 31, 2021, respectively, related to these contracts sold. Cash collections on financed receivables sold were $84,094 and $108,111 during the three months ended July 30, 2022 and July 31, 2021, respectively.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $36,475 and $39,106 as of July 30, 2022 and April 30, 2022, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $14,266 and $58,190 as of July 30, 2022 and April 30, 2022, respectively, of finance contracts we have not yet sold. A total of $569,347 of finance contracts receivable sold under the arrangements was outstanding at July 30, 2022. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Three Months Ended
	July 30, 2022	July 31, 2021
Beginning DPP receivable balance	$125,332	$227,967
Non-cash additions to DPP receivable	14,084	19,110
Collection of DPP receivable	(22,129)	(51,142)
Ending DPP receivable balance	$117,287	$195,935
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at July 30, 2022.
Note 4. Derivative Financial Instruments

We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 30, 2022, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2029. We sold an identical interest rate cap to the same bank. As of July 30, 2022, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of September 2029. We sold an identical interest rate cap to the same bank.
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
As of April 30, 2022, the remaining notional amount for interest rate swap agreements was $574,144, with the latest maturity date in fiscal 2029. During the three months ended July 30, 2022, we entered into forward interest rate swap agreements with a notional amount of $54,620. As of July 30, 2022, the remaining notional amount for interest rate swap agreements was $568,075, with the latest maturity date in fiscal 2030.
Net cash payments of $560 and $2,188 were made during the three months ended July 30, 2022 and July 31, 2021, respectively, to settle a portion of our liabilities related to interest rate swap agreements. These payments are reflected as cash outflows in the condensed consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	July 30, 2022	April 30, 2022
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$3,669	$3,875
Interest rate contracts	Other non-current assets, net	16,634	19,871
Total asset derivatives		$20,303	$23,746
Liabilities:
Interest rate contracts	Other accrued liabilities	$300	$250
Interest rate contracts	Other non-current liabilities	7,908	10,013
Total liability derivatives		$8,208	$10,263
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	July 30, 2022	July 31, 2021
Interest rate contracts	Interest expense	$(341)	$(341)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	July 30, 2022	July 31, 2021
Interest rate contracts	Other income, net	$(1,948)	$(1,187)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three months ended July 30, 2022 or July 31, 2021.
We recorded no ineffectiveness during the three month periods ended July 30, 2022 and July 31, 2021. As of July 30, 2022, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	July 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,210	$4,210	$—	$—
DPP receivable - receivables securitization program	192,275	—	—	192,275
DPP receivable - customer financing	117,287	—	—	117,287
Derivative instruments	20,303	—	20,303	—
Total assets	$334,075	$4,210	$20,303	$309,562
Liabilities:
Derivative instruments	$8,208	$—	$8,208	$—

	April 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,186	$3,186	$—	$—
DPP receivable - receivables securitization program	195,764	—	—	195,764
DPP receivable - customer financing	125,332	—	—	125,332
Derivative instruments	23,746	—	23,746	—
Total assets	$348,028	$3,186	$23,746	$321,096
Liabilities:
Derivative instruments	$10,263	$—	$10,263	$—
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
During the three months ended July 31, 2021, we sold a portion of our investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians, with a carrying value of $25,814 for $56,849. We recorded a pre-tax gain of $31,035 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this sale in the first quarter of fiscal 2022. The cash received of $56,849 is reported within investing activities in our condensed consolidated statements of cash flows. During the three months ended July 31, 2021, we also recorded a pre-tax non-cash gain of $31,035 to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56,849. This gain was recorded in gains on investments in our condensed consolidated statements of operations and other comprehensive income. The carrying value of the investment we owned following this sale was $56,849 and $56,849 as of July 30, 2022 and April 30, 2022, respectively. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25,757 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this transaction. The carrying value of this put option as of July 30, 2022 is $25,757, and is reported within investments in our condensed consolidated balance sheets. The aggregate gains on investments of $87,827 are reported within operating activities in our condensed consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the three months ended July 30, 2022.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of July 30, 2022 and April 30, 2022 was $488,507 and $489,777, respectively, as compared to a carrying value of $488,809 and $488,554 at July 30, 2022 and April 30, 2022, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).

The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 30, 2022 and April 30, 2022.
Note 6. Income Taxes
The effective income tax rate for the three months ended July 30, 2022 was 21.9% compared to 24.1% for the three months ended July 31, 2021. The decrease in the rate for the three months ended July 30, 2022 was primarily due to the impact of excess tax benefit deductions and a geographical shift in earnings.
Note 7. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. Patterson and Cure Partners each contributed additional net assets of $1,000 during the fiscal year ended April 30, 2022 and $500 during the three months ended July 30, 2022 . We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. During the three months ended July 30, 2022 and July 31, 2021, net loss attributable to the noncontrolling interest was $330 and $194, respectively. Since TPI was formed, there have been no changes in ownership interests. As of July 30, 2022, we had noncontrolling interests of $1,129 on our condensed consolidated balance sheets.
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
The following tables present information about our reportable segments:

	Three Months Ended
	July 30, 2022	July 31, 2021
Consolidated net sales
United States	$1,260,398	$1,313,772
United Kingdom	162,221	192,747
Canada	100,646	108,357
Total	$1,523,265	$1,614,876
Dental net sales
United States	$499,835	$541,073
Canada	58,082	65,794
Total	$557,917	$606,867
Animal Health net sales
United States	$755,585	$767,480
United Kingdom	162,221	192,747
Canada	42,564	42,563
Total	$960,370	$1,002,790
Corporate net sales
United States	$4,978	$5,219
Total	$4,978	$5,219

	Three Months Ended
	July 30, 2022	July 31, 2021
Consolidated net sales
Consumable	$1,261,769	$1,341,674
Equipment and software	173,935	183,452
Value-added services and other	87,561	89,750
Total	$1,523,265	$1,614,876
Dental net sales
Consumable	$337,840	$376,576
Equipment and software	146,510	156,966
Value-added services and other	73,567	73,325
Total	$557,917	$606,867
Animal Health net sales
Consumable	$923,929	$965,098
Equipment and software	27,425	26,486
Value-added services and other	9,016	11,206
Total	$960,370	$1,002,790
Corporate net sales
Value-added services and other	$4,978	$5,219
Total	$4,978	$5,219

	Three Months Ended
	July 30, 2022	July 31, 2021
Operating income (loss)
Dental	$36,895	$(1,086)
Animal Health	21,859	23,805
Corporate	(23,910)	(62,248)
Total	$34,844	$(39,529)

	July 30, 2022	April 30, 2022
Total assets
Dental	$887,774	$851,746
Animal Health	1,502,113	1,459,450
Corporate	368,481	430,434
Total	$2,758,368	$2,741,630

Note 9. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL as of July 30, 2022:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 30, 2022	$(3,454)	$(78,062)	$(81,516)
Other comprehensive income before reclassifications	—	(4,991)	(4,991)
Amounts reclassified from AOCL	261	—	261
AOCL at July 30, 2022	$(3,193)	$(83,053)	$(86,246)
The amounts reclassified from AOCL during the three months ended July 30, 2022 include gains and losses on cash flow hedges, net of taxes of $80. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $341 for the three months ended July 30, 2022.
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
Any number of factors could affect our actual results and cause such results to differ materially from those contemplated by any forward-looking statements, including, but not limited to, the following: the COVID-19 pandemic and measures taken in response thereto; uncertain macro-economic conditions, including inflationary pressures; our dependence on relationships with sales representatives and service technicians to retain customers and develop business; potential disruption of distribution capabilities, including service issues with third-party shippers; our dependence on suppliers to manufacture and supply substantially all of the products we sell; the risk of the products we sell becoming obsolete or containing undetected errors; adverse changes in supplier rebates or other purchasing incentives; the risk that private label sales could adversely affect our relationships with suppliers; our dependence on positive perceptions of Patterson’s reputation; risks inherent in acquiring and disposing of assets or other businesses and the risks inherent in integrating acquired businesses; our ability to comply with restrictive covenants in our credit agreement; turnover or loss of key personnel or highly skilled employees; the risk that our governing documents and Minnesota law may discourage takeovers and business combinations; risks related to climate change; the effects of the highly competitive and consolidating dental and animal health supply markets in which we compete; exposure to the risks of the animal production business, including changing consumer demand, the cyclical livestock market, and other factors outside our control, and the risks of the companion animal business, including the possibility of disease adversely affecting the pet population; risks from the formation or expansion of GPOs, provider networks and buying groups that may shift purchasing decisions and place us at a competitive disadvantage; increases in over-the-counter sales and e-commerce options for companion animal products or sales of companion animal products from non-veterinarian sources; change and uncertainty in the health care industry; failure to comply with existing or future U.S. or foreign laws and regulations including those governing the distribution of pharmaceuticals and controlled substances; failure to comply with health care fraud or other laws and regulations; litigation risks, including the diversion of management’s attention, the cost of defending against such actions, the possibility of damage awards or settlements, fines or penalties, or equitable remedies (including but not limited to the revocation of or non-renewal of licenses) and inherent uncertainty; failure to comply with evolving data privacy laws and regulations; tax legislation; the risks inherent in international operations, including currency fluctuations; and risks associated with information systems, software products and cyber-security attacks.
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
OVERVIEW
Our financial information for the first three months of fiscal 2023 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2023 and 2022 represents the 13 weeks ended July 30, 2022 and the 14 weeks ended July 31, 2021, respectively. Fiscal 2023 will include 52 weeks and fiscal 2022 included 53 weeks.
We believe there are several important aspects of our business that are useful in analyzing it, including: (1) growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines internal growth as net sales adjusted to exclude the impact of foreign currency and differences in the number of weeks in fiscal periods. Foreign currency impact represents the difference in results that is attributable to fluctuations in currency exchange rates the company uses to convert results for all foreign entities where the functional currency is not the U.S. dollar. The company calculates the impact as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period’s currency exchange rates. The company believes the disclosure of net sales changes in constant currency provides useful supplementary information to investors in light of fluctuations in currency rates.
FACTORS AFFECTING OUR RESULTS
COVID-19. The COVID-19 pandemic has had a significant impact on our businesses. Within our Dental segment, supply chain disruptions for personal protective equipment ("PPE") and an increased demand for these products initially resulted in backorders of PPE and a potential scarcity in raw materials to make PPE, causing substantial price increases. We had to prepay suppliers in order to obtain PPE for resale to our customers, and as manufacturing caught up to increased demand for PPE, prices dropped, impacting our margins and requiring us to write down certain inventory, primarily in the first quarter of fiscal 2022. The various impacts of the COVID-19 pandemic continue to affect our customers and supply chain.
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
Fiscal 2022 Legal Reserve. On August 27, 2021, we signed a memorandum of understanding to settle the federal securities class action complaint described in Note 10 to the Condensed Consolidated Financial Statements. Under the terms of the settlement, Patterson agreed to pay $63.0 million to resolve the case. Although we have agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers consented to the settlement and contributed an aggregate of $35.0 million to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63.0 million in other accrued liabilities in the condensed consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation (the "Fiscal 2022 Legal Reserve"). During the first quarter of fiscal 2022, we also recorded a receivable of $27.0 million in prepaid expenses and other current assets in the condensed consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount was paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36.0 million was recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income. We recorded a gain of $8.0 million during the second quarter of fiscal 2022 in our Corporate segment to account for our receipt of carrier reimbursement of previously expended fees and costs. The parties filed a stipulation of settlement during the second quarter of fiscal 2022. On February 3, 2022, the District Court entered an order preliminarily approving the settlement and directing the claims administrator to mail a notice of settlement and claim form to all class members. On June 9, 2022, the District Court held a final settlement hearing to determine whether the settlement should be approved. On June 10, 2022, the District Court entered an order granting final approval to the settlement.
Inventory Donation Charges. During the first quarter of fiscal 2022, we committed to donate certain PPE to charitable organizations to assist with COVID-19 recovery efforts. We recorded a charge of $49.2 million within cost of sales in our condensed consolidated statements of operations and other comprehensive income as a result ("Inventory Donation Charges") in the first quarter of fiscal 2022. These charges were driven by our intention to not sell these products, but rather to donate them to charitable organizations. Of the $49.2 million expense recorded, $47.2 million and $2.0 million was recorded within our Dental and Animal Health segments, respectively.
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
RESULTS OF OPERATIONS
QUARTER ENDED JULY 30, 2022 COMPARED TO QUARTER ENDED JULY 31, 2021
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	July 30, 2022	July 31, 2021
Net sales	100.0%	100.0%
Cost of sales	79.5	82.8
Gross profit	20.5	17.2
Operating expenses	18.2	19.6
Operating income (loss)	2.3	(2.4)
Other income (expense)	(0.3)	5.2
Income before taxes	2.0	2.8
Income tax expense	0.4	0.7
Net income	1.6	2.1
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	1.6%	2.1%
Net Sales. Consolidated net sales for the three months ended July 30, 2022 were $1,523.3 million, a decrease of 5.7% from $1,614.9 million for the three months ended July 31, 2021. Sales were negatively impacted by an estimated 7.2% due to the extra week of results in the prior year quarter. Foreign exchange rate changes had an unfavorable impact of 1.7% on current quarter sales.
Dental segment sales for the three months ended July 30, 2022 were $557.9 million, a decrease of 8.1% from $606.9 million for the three months ended July 31, 2021. Sales were negatively impacted by an estimated 6.8% due to the extra week of results in the prior year quarter. Foreign exchange rate changes had an unfavorable impact of 0.4% on current quarter sales. Current quarter sales of consumables decreased 10.3%, sales of equipment and software decreased 6.7%, and sales of value-added services and other increased 0.3%. Consumable sales decreased primarily as a result of the extra week of sales in the prior year quarter, as well as due to declining sales of PPE.

Animal Health segment sales for the three months ended July 30, 2022 were $960.4 million, a decrease of 4.2% from $1,002.8 million for the three months ended July 31, 2021. Sales were negatively impacted by an estimated 7.5% due to the extra week of results in the prior year quarter. Foreign exchange rate changes had an unfavorable impact of 2.4% on current quarter sales. Excluding the impact of the extra week of results for the three months ended July 31, 2021, both Production Animal and Companion Animal grew sales in the first quarter of fiscal 2023.

Gross Profit. The consolidated gross profit margin rate for the three months ended July 30, 2022 increased 330 basis points to 20.5%, driven primarily by the impact of the $49.2 million Inventory Donation Charges recorded in the three months ended July 31, 2021. Excluding the impact of the Inventory Donation Charges, the gross profit margin rate increased 30 basis points as compared to the first quarter of fiscal 2022. The gross profit margin rate increased in both our Animal Health and Dental segments in the first quarter of fiscal 2023 as compared to the prior year quarter.

Operating Expenses. Consolidated operating expenses for the three months ended July 30, 2022 were $277.3 million, a 12.6% decrease from the prior year quarter of $317.3 million. We incurred higher operating expenses during the three months ended July 31, 2021 primarily due to the impact of the Fiscal 2022 Legal Reserve. The consolidated operating expense ratio of 18.2% decreased 140 basis points from the prior year quarter, which was also driven primarily by this factor.

Operating Income (Loss). For the three months ended July 30, 2022, operating income was $34.8 million, or 2.3% of net sales, as compared to an operating loss of $39.5 million, or 2.4% of net sales for the three months ended July 31, 2021. The increase in operating income was primarily due to the impact of the Fiscal 2022 Legal Reserve and the Inventory Donation Charges recorded in the first quarter of 2022. These impacts were partially offset by the decrease in sales experienced in the first quarter of 2023, which were primarily driven by the extra week of results in the prior year quarter.

Dental segment operating income was $36.9 million for the three months ended July 30, 2022, compared to an operating loss of $1.1 million for the three months ended July 31, 2021. The increase in operating income was primarily due to the impact of the Inventory Donation Charges recorded in the first quarter of 2022. This impact was partially offset by the extra week of results in the prior year quarter.
Animal Health segment operating income was $21.9 million and $23.8 million for the three months ended July 30, 2022, and July 31, 2021, respectively. The decline in the first quarter of fiscal 2023 was primarily driven by the extra week of results in the prior year quarter.
Corporate segment operating loss was $23.9 million and $62.2 million for the three months ended July 30, 2022 and July 31, 2021, respectively. The change was primarily driven by the impact of the Fiscal 2022 Legal Reserve.
Other Income (Expense). Net other expense for the three months ended July 30, 2022 was $3.8 million, as compared to net other income of $84.1 million for the three months ended July 31, 2021. The change was primarily driven by the Gains on Vetsource Investment of $87.8 million recorded during the three months ended July 31, 2021.
Income Tax Expense. The effective income tax rate for the three months ended July 30, 2022 was 21.9%, compared to 24.1% for the three months ended July 31, 2021. The decrease in the rate was primarily due to the impact of excess tax benefit deductions and a geographical shift in earnings.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the three months ended July 30, 2022 was $24.6 million, compared to $34.0 million for the three months ended July 31, 2021. Earnings per diluted share were $0.25 in the current quarter compared to $0.35 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 97.8 million, compared to 98.3 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $302.5 million and $313.4 million for the three months ended July 30, 2022 and July 31, 2021, respectively. Net cash used in operating activities for the three months ended July 30, 2022 was primarily driven by the impact of our Receivables Securitization Program and an increase in inventory.
Net cash provided by investing activities was $238.4 million and $345.0 million for the three months ended July 30, 2022 and July 31, 2021, respectively. Collections of DPP receivables were $252.9 million and $315.2 million for the three months ended July 30, 2022 and July 31, 2021, respectively. Capital expenditures were $14.6 million and $7.7 million during the three months ended July 30, 2022 and July 31, 2021, respectively. During the three months ended July 31, 2021, we recorded cash receipts of $57.2 million from the sale of investments and used $19.8 million to acquire Miller Vet. We expect to use a total of approximately $65.0 million for capital expenditures in fiscal 2023.
Net cash provided by financing activities for the three months ended July 30, 2022 was $73.4 million, driven by $116.0 million attributed to draws on our revolving line of credit, partially offset by $25.4 million for dividend payments and $15.0 million for share repurchases. Net cash used in financing activities for the three months ended July 31, 2021 was $38.0 million, driven primarily by dividend payments of $25.1 million.
In fiscal 2021, we entered into an amendment, restatement and consolidation of certain credit agreements with various lenders, including MUFG Bank, Ltd, as administrative agent. This amended and restated credit agreement (the “Credit Agreement”) consists of a $700.0 million revolving credit facility and a $300.0 million term loan facility, and will mature no later than February 2024. We used the facilities to refinance and consolidate certain credit agreements in existence prior to the Credit Agreement being executed, pay the fees and expenses incurred therewith, and finance our ongoing working capital and other general corporate purposes.
As of July 30, 2022, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 3.37%, and $145.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 3.13%. As of April 30, 2022, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.89%, and $29.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.54%.
We expect the collection of deferred purchase price receivables, existing cash balances and credit availability under existing debt facilities, less our funds used in operations, will be sufficient to meet our working capital needs and to finance our business over the remainder of fiscal 2023.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2022 Annual Report on Form 10-K filed June 29, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 30, 2022. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 30, 2022.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our 2022 Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024.
The following table presents activity under the stock repurchase program during the first quarter of fiscal 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
May 1, 2022 to May 28, 2022	27,726	$30.00	27,726	$464,168,160
May 29, 2022 to June 25, 2022	487,967	29.04	487,967	450,000,000
June 26, 2022 to July 30, 2022	—	—	—	450,000,000
	515,693	$29.09	515,693	$450,000,000
Our Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Second Amended and Restated Contract Purchase Agreement dated as of July 20, 2020, among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, the purchasers party thereto, and Fifth Third Bank, National Association, as agent, conformed through Second Amendment, dated July 18, 2022.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended July 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended July 30, 2022 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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
All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2022 Annual Report on Form 10-K filed June 29, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: September 1, 2022	By:	/s/ Donald J. Zurbay
Donald J. Zurbay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)