Form 10-Q
period 2022-10-29
PATTERSON COMPANIES, INC.
filed 2022-12-01
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 29, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 21, 2022, there were 97,068,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	October 29, 2022	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$140,280	$142,014
Receivables, net of allowance for doubtful accounts of $4,314 and $5,913	454,649	447,162
Inventory	877,435	785,604
Prepaid expenses and other current assets	353,170	304,242
Total current assets	1,825,534	1,679,022
Property and equipment, net	208,120	213,140
Operating lease right-of-use assets, net	73,874	70,722
Long-term receivables, net	114,257	138,812
Goodwill, net	140,055	140,630
Identifiable intangibles, net	232,790	252,614
Investments	157,777	139,182
Other non-current assets, net	128,061	107,508
Total assets	$2,880,468	$2,741,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$714,713	$681,321
Accrued payroll expense	65,616	102,266
Other accrued liabilities	158,163	173,734
Operating lease liabilities	28,331	29,348
Current maturities of long-term debt	3,000	—
Borrowings on revolving credit	174,000	29,000
Total current liabilities	1,143,823	1,015,669
Long-term debt	485,522	488,554
Non-current operating lease liabilities	47,986	43,332
Other non-current liabilities	161,029	151,440
Total liabilities	1,838,360	1,698,995
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 97,049 and 96,762 shares issued and outstanding	970	968
Additional paid-in capital	208,943	200,520
Accumulated other comprehensive loss	(103,577)	(81,516)
Retained earnings	934,567	921,704
Total Patterson Companies, Inc. stockholders' equity	1,040,903	1,041,676
Noncontrolling interests	1,205	959
Total stockholders’ equity	1,042,108	1,042,635
Total liabilities and stockholders’ equity	$2,880,468	$2,741,630
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$1,626,204	$1,649,161	$3,149,469	$3,264,037
Cost of sales	1,298,115	1,322,726	2,509,247	2,659,800
Gross profit	328,089	326,435	640,222	604,237
Operating expenses	267,994	263,575	545,283	580,906
Operating income	60,095	62,860	94,939	23,331
Other income (expense):
Gains on investments	—	—	—	87,827
Other income, net	18,203	6,804	19,983	8,227
Interest expense	(7,544)	(5,521)	(13,107)	(10,716)
Income before taxes	70,754	64,143	101,815	108,669
Income tax expense	17,105	16,205	23,906	26,929
Net income	53,649	47,938	77,909	81,740
Net loss attributable to noncontrolling interests	(424)	(392)	(754)	(586)
Net income attributable to Patterson Companies, Inc.	$54,073	$48,330	$78,663	$82,326
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.56	$0.50	$0.81	$0.85
Diluted	$0.55	$0.49	$0.81	$0.84
Weighted average shares:
Basic	96,913	97,321	96,771	97,089
Diluted	97,552	98,363	97,708	98,363
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Comprehensive income:
Net income	$53,649	$47,938	$77,909	$81,740
Foreign currency translation (loss) gain	(17,591)	440	(22,582)	764
Cash flow hedges, net of tax	260	260	521	521
Comprehensive income	$36,318	$48,638	$55,848	$83,025
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

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 30, 2022	96,762	$968	$200,520	$(81,516)	$921,704	$959	$1,042,635
Foreign currency translation	—	—	—	(4,991)	—	—	(4,991)
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	24,590	(330)	24,260
Dividends declared	—	—	—	—	(25,667)	—	(25,667)
Common stock issued and related tax benefits	653	6	(2,148)	—	—	—	(2,142)
Repurchases of common stock	(516)	(5)	—	—	(14,995)	—	(15,000)
Stock-based compensation	—	—	7,159	—	—	—	7,159
Contribution from noncontrolling interest	—	—	—	—	—	500	500
Balance at July 30, 2022	96,899	969	205,531	(86,246)	905,632	1,129	1,027,015
Foreign currency translation	—	—	—	(17,591)	—	—	(17,591)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	54,073	(424)	53,649
Dividends declared	—	—	—	—	(25,138)	—	(25,138)
Common stock issued and related tax benefits	150	1	2,178	—	—	—	2,179
Stock-based compensation	—	—	1,234	—	—	—	1,234
Contribution from noncontrolling interest	—	—	—	—	—	500	500
Balance at October 29, 2022	97,049	$970	$208,943	$(103,577)	$934,567	$1,205	$1,042,108
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 29, 2022	October 30, 2021
Operating activities:
Net income	$77,909	$81,740
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	22,412	21,825
Amortization	18,678	19,155
Gains on investments	—	(87,827)
Non-cash employee compensation	8,393	13,497
Non-cash losses (gains) and other, net	5,085	3,974
Change in assets and liabilities:
Receivables	(508,811)	(583,939)
Inventory	(100,596)	(90,728)
Accounts payable	41,557	165,250
Accrued liabilities	(47,519)	(56,029)
Other changes from operating activities, net	(37,269)	(25,932)
Net cash used in operating activities	(520,161)	(539,014)
Investing activities:
Additions to property and equipment	(26,779)	(15,503)
Collection of deferred purchase price receivables	489,639	585,647
Payments related to acquisitions, net of cash acquired	—	(19,793)
Payments related to investments	(15,000)	—
Sale of investments	—	57,245
Net cash provided by investing activities	447,860	607,596
Financing activities:
Dividends paid	(50,732)	(50,407)
Repurchases of common stock	(15,000)	—
Draw (payment) on revolving credit	145,000	(10,000)
Other financing activities	(1,766)	1,959
Net cash provided by (used in) financing activities	77,502	(58,448)
Effect of exchange rate changes on cash	(6,935)	774
Net change in cash and cash equivalents	(1,734)	10,908
Cash and cash equivalents at beginning of period	142,014	143,244
Cash and cash equivalents at end of period	$140,280	$154,152

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$479,797	$549,693
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of October 29, 2022, and our results of operations and cash flows for the periods ended October 29, 2022 and October 30, 2021. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended October 29, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 29, 2023. These financial statements should be read in conjunction with the financial statements included in our 2022 Annual Report on Form 10-K filed on June 29, 2022.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2023 and 2022 represents the 13 weeks ended October 29, 2022 and October 30, 2021, respectively. The six months ended October 29, 2022 and October 30, 2021 included 26 and 27 weeks, respectively. Fiscal 2023 will include 52 weeks and fiscal 2022 included 53 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gain on interest rate swap agreements	$13,072	$3,304	$11,124	$2,117
Investment income and other	5,131	3,500	8,859	6,110
Other income, net	$18,203	$6,804	$19,983	$8,227
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $81 and $81 for the three months ended October 29, 2022 and October 30, 2021, respectively and $161 and $161 for the six months ended October 29, 2022 and October 30, 2021, respectively.
Earnings Per Share ("EPS")

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Denominator for basic EPS – weighted average shares	96,913	97,321	96,771	97,089
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	639	1,042	937	1,274
Denominator for diluted EPS – weighted average shares	97,552	98,363	97,708	98,363

Potentially dilutive securities representing 1,572 shares and 1,166 shares for the three and six months ended October 29, 2022 and 807 shares and 724 shares for the three and six months ended October 30, 2021 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of October 29, 2022 and April 30, 2022 were $2,327 and $134, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At October 29, 2022 and April 30, 2022, contract liabilities of $39,405 and $38,581 were reported in other accrued liabilities, respectively. During the six months ended October 29, 2022, we recognized $22,490 of the amount previously deferred at April 30, 2022.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” in March 2020 and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” in January 2021. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as LIBOR which began to be phased out at the end of 2021, to alternate reference rates. These standards were effective upon issuance. We are evaluating the optional relief guidance provided within these ASUs, and are reviewing our debt securities and derivative instruments that currently utilize LIBOR as the reference rate.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of October 29, 2022, of which $200,000 was utilized.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of October 29, 2022 and April 30, 2022, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $417,786 and $396,443, respectively. Sales of trade receivables under this facility were $1,826,156 and $1,877,460, and cash collections from customers on receivables sold were $1,804,576 and $1,855,260 during the six months ended October 29, 2022 and October 30, 2021, respectively.

The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $3,211 and $894 during the three months ended October 29, 2022 and October 30, 2021, respectively, and $4,646 and $1,615 during the six months ended October 29, 2022 and October 30, 2021, respectively, related to the Receivables.

The following rollforward summarizes the activity related to the DPP receivable:

	Six Months Ended
	October 29, 2022	October 30, 2021
Beginning DPP receivable balance	$195,764	$183,999
Non-cash additions to DPP receivable	467,761	516,740
Collection of DPP receivable	(447,241)	(494,586)
Ending DPP receivable balance	$216,284	$206,153

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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at October 29, 2022 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at October 29, 2022 was $100,000.
We service the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.
The portion of the purchase price for the receivables held by the conduits is deemed a DPP receivable, which is paid to the applicable special purpose entity as payments on the customers’ financing contracts are collected by Patterson from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related receivables and recorded in net sales in the condensed consolidated statements of operations and other comprehensive income. Expenses incurred related to customer financing activities are recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income.
During the six months ended October 29, 2022 and October 30, 2021, we sold $111,612 and $113,418 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $8,456 and $3,363 during the three months ended October 29, 2022 and October 30, 2021, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $7,468 and $3,290 during the six months ended October 29, 2022 and October 30, 2021, respectively, related to these contracts sold. Cash collections on financed receivables sold were $163,088 and $218,077 during the six months ended October 29, 2022 and October 30, 2021, respectively.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $33,342 and $39,106 as of October 29, 2022 and April 30, 2022, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $56,562 and $58,190 as of October 29, 2022 and April 30, 2022, respectively, of finance contracts we have not yet sold. A total of $534,777 of finance contracts receivable sold under the arrangements was outstanding at October 29, 2022. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Six Months Ended
	October 29, 2022	October 30, 2021
Beginning DPP receivable balance	$125,332	$227,967
Non-cash additions to DPP receivable	12,036	32,953
Collection of DPP receivable	(42,398)	(91,061)
Ending DPP receivable balance	$94,970	$169,859
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at October 29, 2022.
Note 4. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 29, 2022, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2030. We sold an identical interest rate cap to the same bank. As of October 29, 2022, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of September 2029. We sold an identical interest rate cap to the same bank.
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
As of April 30, 2022, the remaining notional amount for interest rate swap agreements was $574,144, with the latest maturity date in fiscal 2029. During the six months ended October 29, 2022, we entered into forward interest rate swap agreements with a notional amount of $79,010. As of October 29, 2022, the remaining notional amount for interest rate swap agreements was $538,519, with the latest maturity date in fiscal 2030.
Net cash receipts of $782 were received and net cash payments of $3,992 were made during the six months ended October 29, 2022 and October 30, 2021, respectively, to settle a portion of our liabilities related to interest rate swap agreements. These payments and receipts are reflected as cash flows in the condensed consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	October 29, 2022	April 30, 2022
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$7,863	$3,875
Interest rate contracts	Other non-current assets, net	33,512	19,871
Total asset derivatives		$41,375	$23,746
Liabilities:
Interest rate contracts	Other accrued liabilities	$199	$250
Interest rate contracts	Other non-current liabilities	17,351	10,013
Total liability derivatives		$17,550	$10,263
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Interest rate contracts	Interest expense	$(341)	$(341)	$(682)	$(682)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Interest rate contracts	Other income, net	$13,072	$3,304	$11,124	$2,117
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and six months ended October 29, 2022 or October 30, 2021.
We recorded no ineffectiveness during the three and six month periods ended October 29, 2022 and October 30, 2021. As of October 29, 2022, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	October 29, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,419	$1,419	$—	$—
DPP receivable - receivables securitization program	216,284	—	—	216,284
DPP receivable - customer financing	94,970	—	—	94,970
Derivative instruments	41,375	—	41,375	—
Total assets	$354,048	$1,419	$41,375	$311,254
Liabilities:
Derivative instruments	$17,550	$—	$17,550	$—

	April 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,186	$3,186	$—	$—
DPP receivable - receivables securitization program	195,764	—	—	195,764
DPP receivable - customer financing	125,332	—	—	125,332
Derivative instruments	23,746	—	23,746	—
Total assets	$348,028	$3,186	$23,746	$321,096
Liabilities:
Derivative instruments	$10,263	$—	$10,263	$—
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
During the three months ended July 31, 2021, we sold a portion of our investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians, with a carrying value of $25,814 for $56,849. We recorded a pre-tax gain of $31,035 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this sale in the first quarter of fiscal 2022. The cash received of $56,849 is reported within investing activities in our condensed consolidated statements of cash flows. During the three months ended July 31, 2021, we also recorded a pre-tax non-cash gain of $31,035 to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56,849. This gain was recorded in gains on investments in our condensed consolidated statements of operations and other comprehensive income. The carrying value of the investment we owned following this sale was $56,849 and $56,849 as of October 29, 2022 and April 30, 2022, respectively. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25,757 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this transaction. The carrying value of this put option as of October 29, 2022 is $25,757, and is reported within investments in our condensed consolidated balance sheets. The aggregate gains on investments of $87,827 are reported within operating activities in our condensed consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the six months ended October 29, 2022.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of October 29, 2022 and April 30, 2022 was $480,533 and $489,777, respectively, as compared to a carrying value of $488,522 and $488,554 at October 29, 2022 and April 30, 2022, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 29, 2022 and April 30, 2022.
Note 6. Income Taxes
The effective income tax rate for the three months ended October 29, 2022 was 24.2% compared to 25.3% for the three months ended October 30, 2021. The decrease in the rate for the three months ended October 29, 2022 was primarily due to a prior period income tax reserve adjustment, which was partially offset by excess tax benefits associated with stock-based compensation. The effective income tax rate for the six months ended October 29, 2022 was 23.5% compared to 24.8% for the six months ended October 30, 2021. The decrease in the rate for the six months ended October 29, 2022 was primarily due to a prior period income tax reserve adjustment.
Note 7. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. Patterson and Cure Partners each contributed additional net assets of $1,000 during the fiscal year ended April 30, 2022. Cure Partners contributed net assets of $1,000 during the six months ended October 29, 2022. We contributed net assets of $500 during the six months ended October 29, 2022, and we expect to contribute net assets of $500 by the end of fiscal 2023. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Since TPI was formed, there have been no changes in ownership interests. As of October 29, 2022, we had noncontrolling interests of $1,205 on our condensed consolidated balance sheets.
Net loss attributable to the noncontrolling interest was $424 and $392 for the three months ended October 29, 2022 and October 30, 2021, respectively, and $754 and $586 for the six months ended October 29, 2022 and October 30, 2021, respectively.
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
The following table provides a breakdown of sales by geographic region:

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Consolidated net sales
United States	$1,375,622	$1,363,753	$2,636,020	$2,677,525
United Kingdom	157,125	184,006	319,346	376,753
Canada	93,457	101,402	194,103	209,759
Total	$1,626,204	$1,649,161	$3,149,469	$3,264,037
Dental net sales
United States	$575,520	$561,574	$1,075,355	$1,102,647
Canada	53,403	60,641	111,485	126,435
Total	$628,923	$622,215	$1,186,840	$1,229,082
Animal Health net sales
United States	$805,817	$802,700	$1,561,402	$1,570,180
United Kingdom	157,125	184,006	319,346	376,753
Canada	40,054	40,761	82,618	83,324
Total	$1,002,996	$1,027,467	$1,963,366	$2,030,257
Corporate net sales
United States	$(5,715)	$(521)	$(737)	$4,698
Total	$(5,715)	$(521)	$(737)	$4,698

The following table provides a breakdown of sales by categories of products and services:

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Consolidated net sales
Consumable	$1,301,256	$1,344,812	$2,563,025	$2,686,486
Equipment and software	243,896	223,813	417,831	407,265
Value-added services and other	81,052	80,536	168,613	170,286
Total	$1,626,204	$1,649,161	$3,149,469	$3,264,037
Dental net sales
Consumable	$337,489	$356,654	$675,329	$733,230
Equipment and software	214,006	193,437	360,516	350,403
Value-added services and other	77,428	72,124	150,995	145,449
Total	$628,923	$622,215	$1,186,840	$1,229,082
Animal Health net sales
Consumable	$963,767	$988,158	$1,887,696	$1,953,256
Equipment and software	29,890	30,376	57,315	56,862
Value-added services and other	9,339	8,933	18,355	20,139
Total	$1,002,996	$1,027,467	$1,963,366	$2,030,257
Corporate net sales
Value-added services and other	$(5,715)	$(521)	$(737)	$4,698
Total	$(5,715)	$(521)	$(737)	$4,698
The following table provides a breakdown of operating income (loss) by reportable segment:

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating income (loss)
Dental	$60,950	$55,570	$97,845	$54,484
Animal Health	28,316	26,135	50,175	49,940
Corporate	(29,171)	(18,845)	(53,081)	(81,093)
Total	$60,095	$62,860	$94,939	$23,331
The following table provides a breakdown of total assets by reportable segment:

	October 29, 2022	April 30, 2022
Total assets
Dental	$898,391	$851,746
Animal Health	1,567,024	1,459,450
Corporate	415,053	430,434
Total	$2,880,468	$2,741,630

Note 9. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL during the six months ended October 29, 2022:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 30, 2022	$(3,454)	$(78,062)	$(81,516)
Other comprehensive income before reclassifications	—	(22,582)	(22,582)
Amounts reclassified from AOCL	521	—	521
AOCL at October 29, 2022	$(2,933)	$(100,644)	$(103,577)
The amounts reclassified from AOCL during the six months ended October 29, 2022 include gains and losses on cash flow hedges, net of taxes of $161. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $682 for the six months ended October 29, 2022.
Note 10. Legal Proceedings
From time to time, we become involved in lawsuits, administrative proceedings, government subpoenas, and government investigations (which may, in some cases, involve our entering into settlement agreements or consent decrees), relating to antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, securities, and other matters, including matters arising out of the ordinary course of business. The results of any such proceedings cannot be predicted with certainty because such matters are inherently uncertain. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. We also may be subject to fines or penalties, and equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses). We accrue for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Adverse outcomes may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
Note 11. Subsequent Events
During the third quarter of fiscal 2023, we signed an agreement to acquire substantially all of the assets of Relief Services for Veterinary Practitioners and Animal Care Technologies (RSVP and ACT), a Texas-based company that provides innovative solutions to veterinary practices through data extraction and conversion, staffing and video-based training services. Upon closing, which we expect to occur in the third quarter of fiscal 2023, we expect that the acquisition will expand our Companion Animal value-added platform by adding these solutions to the suite of offerings. Also during the third quarter of fiscal 2023, we signed an agreement to acquire substantially all of the assets of Dairy Tech, Inc., a Colorado-based company that provides pasteurizing equipment and single-use bags that allow dairy producers to produce, store and feed colostrum for newborn calves, as well as product offerings for beef cattle producers. Upon closing, which we expect to occur in the third quarter of fiscal 2023, we expect that the acquisition will expand our Production Animal value-added platform by adding these solutions to the suite of offerings. The aggregate cash consideration for these two acquisitions is $38,500.

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
OVERVIEW
Our financial information for the first six months of fiscal 2023 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2023 and 2022 represents the 13 weeks ended October 29, 2022 and October 30, 2021, respectively. The six months ended October 29, 2022 and October 30, 2021 included 26 and 27 weeks, respectively. Fiscal 2023 will include 52 weeks and fiscal 2022 included 53 weeks.
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
Fiscal 2022 Legal Reserve. In August 2021, we signed a memorandum of understanding to settle the federal securities class action complaint filed by Plymouth County Retirement System in March 2018. Under the terms of the settlement, Patterson agreed to pay $63.0 million to resolve the case. Although we agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers consented to the settlement and contributed an aggregate of $35.0 million to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63.0 million in other accrued liabilities in the condensed consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation (the "Fiscal 2022 Legal Reserve"). During the first quarter of fiscal 2022, we also recorded a receivable of $27.0 million in prepaid expenses and other current assets in the condensed consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount was paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36.0 million was recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income. We recorded a gain of $8.0 million during the second quarter of fiscal 2022 in our Corporate segment to account for our receipt of carrier reimbursement of previously expended fees and costs. In June 2022, the District Court entered an order granting final approval to the settlement.
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
RESULTS OF OPERATIONS
QUARTER ENDED OCTOBER 29, 2022 COMPARED TO QUARTER ENDED OCTOBER 30, 2021
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	October 29, 2022	October 30, 2021
Net sales	100.0%	100.0%
Cost of sales	79.8	80.2
Gross profit	20.2	19.8
Operating expenses	16.5	16.0
Operating income	3.7	3.8
Other income (expense)	0.7	0.1
Income before taxes	4.4	3.9
Income tax expense	1.1	1.0
Net income	3.3	2.9
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	3.3%	2.9%
Net Sales. Consolidated net sales for the three months ended October 29, 2022 were $1,626.2 million, a decrease of 1.4% from $1,649.2 million for the three months ended October 30, 2021. Foreign exchange rate changes had an unfavorable impact of 2.1% on current quarter sales.
Dental segment sales for the three months ended October 29, 2022 were $628.9 million, an increase of 1.1% from $622.2 million for the three months ended October 30, 2021. Foreign exchange rate changes had an unfavorable impact of 0.5% on current quarter sales. Current quarter sales of consumables decreased 5.4%, sales of equipment and software increased 10.6%, and sales of value-added services and other increased 7.4%. Consumable sales decreased primarily as a result of lower sales of PPE.

Animal Health segment sales for the three months ended October 29, 2022 were $1,003.0 million, a decrease of 2.4% from $1,027.5 million for the three months ended October 30, 2021. Foreign exchange rate changes had an unfavorable impact of 3.1% on current quarter sales.

Gross Profit. The consolidated gross profit margin rate for the three months ended October 29, 2022 increased 40 basis points to 20.2%. The increase was driven by improved margins in both our Dental and Animal Health segments, partially offset by lower net sales in our Corporate segment due to rising interest rates on our customer financing portfolio. This interest rate impact was partially offset by a gain on associated interest rate swap agreements, which is reflected in other income, net in our condensed consolidated statements of operations and other comprehensive income.

Operating Expenses. Consolidated operating expenses for the three months ended October 29, 2022 were $268.0 million, a 1.7% increase from the prior year quarter of $263.6 million. We incurred lower operating expenses during the prior year quarter primarily due to the impact of the Fiscal 2022 Legal Reserve, as we recorded a gain of $8.0 million during the second quarter of fiscal 2022 to account for our receipt of carrier reimbursement of previously expended fees and costs. The consolidated operating expense ratio of 16.5% increased 50 basis points from the prior year quarter, which was driven primarily by the Fiscal 2022 Legal Reserve and lower net sales during the three months ended October 29, 2022.

Operating Income. For the three months ended October 29, 2022, operating income was $60.1 million, or 3.7% of net sales, as compared to $62.9 million, or 3.8% of net sales for the three months ended October 30, 2021. The decrease in operating income was primarily due to the impact of the Fiscal 2022 Legal Reserve, partially offset by higher gross margins and a higher consolidated gross profit margin rate.

Dental segment operating income was $61.0 million and $55.6 million for the three months ended October 29, 2022 and October 30, 2021, respectively. The increase in operating income was primarily due to increased sales and a higher gross profit margin rate.
Animal Health segment operating income was $28.3 million and $26.1 million for the three months ended October 29, 2022, and October 30, 2021, respectively. The increase in operating income was primarily due to a higher gross profit margin rate.
Corporate segment operating loss was $29.2 million and $18.8 million for the three months ended October 29, 2022 and October 30, 2021, respectively. The change was primarily driven by the impact of the Fiscal 2022 Legal Reserve and lower customer financing-related net sales.
Other Income (Expense). Net other income was $10.7 million and $1.3 million for the three months ended October 29, 2022 and October 30, 2021, respectively. The change was primarily driven by a larger gain on our interest rate swap agreements that we utilize to hedge against interest rate fluctuations which impacted the amount of net sales we record related to our customer financing contracts during the three months ended October 29, 2022.
Income Tax Expense. The effective income tax rate for the three months ended October 29, 2022 was 24.2%, compared to 25.3% for the three months ended October 30, 2021. The decrease in the rate was primarily due to a prior period income tax reserve adjustment, which was partially offset by excess tax benefits associated with stock-based compensation.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the three months ended October 29, 2022 was $54.1 million, compared to $48.3 million for the three months ended October 30, 2021. Earnings per diluted share were $0.55 in the current quarter compared to $0.49 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 97.6 million, compared to 98.4 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
SIX MONTHS ENDED OCTOBER 29, 2022 COMPARED TO SIX MONTHS ENDED OCTOBER 30, 2021

The following table summarizes our results as a percent of net sales:

	Six Months Ended
	October 29, 2022	October 30, 2021
Net sales	100.0%	100.0%
Cost of sales	79.7	81.5
Gross profit	20.3	18.5
Operating expenses	17.3	17.8
Operating income	3.0	0.7
Other income (expense)	0.2	2.6
Income before taxes	3.2	3.3
Income tax expense	0.7	0.8
Net income	2.5	2.5
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.5%	2.5%
Net Sales. Consolidated net sales for the six months ended October 29, 2022 were $3,149.5 million, a 3.5% decrease from $3,264.0 million for the six months ended October 30, 2021. Sales were negatively impacted by an estimated 3.5% due to the extra week of results in the prior year period. Foreign exchange rate changes had an unfavorable impact of 1.9% on current period sales.
Dental segment sales for the six months ended October 29, 2022 were $1,186.8 million, a 3.4% decrease from $1,229.1 million for the six months ended October 30, 2021. Sales were negatively impacted by an estimated 3.4% due to the extra week of results in the prior year period. Foreign exchange rate changes had an unfavorable impact of 0.5% on current period sales. Current period sales of consumables decreased 7.9%, sales of equipment and software increased 2.9% to $360.5 million, and sales of value-added services and other increased 3.8%. Consumable sales decreased primarily as a result of the extra week of sales in the prior year period, as well as due to lower sales of PPE.
Animal Health segment sales for the six months ended October 29, 2022 were $1,963.4 million, a 3.3% decrease from $2,030.3 million for the six months ended October 30, 2021. Sales were negatively impacted by an estimated 3.6% due to the extra week of results in the prior year period. Foreign exchange rate changes had an unfavorable impact of 2.8% on current period sales. Excluding the impact of the extra week of results in the prior year period, both Production Animal and Companion Animal sales grew in the six months ended October 29, 2022.
Gross Profit. The consolidated gross profit margin rate for the six months ended October 29, 2022 increased 180 basis points from the prior year period to 20.3%, driven primarily by the impact of the $49.2 million Inventory Donation Charges on the prior year period, partially offset by lower net sales in our Corporate segment for the six months ended October 29, 2022 due to rising interest rates on our customer financing portfolio. Excluding the impact of the Inventory Donation Charges, the gross profit margin rate increased 30 basis points as compared to the six months ended October 30, 2021. The gross profit margin rate increased in both our Animal Health and Dental segments in the six months ended October 29, 2022 as compared to the six months ended October 30, 2021.
Operating Expenses. Consolidated operating expenses for the six months ended October 29, 2022 were $545.3 million, a 6.1% decrease from the prior year period of $580.9 million. We incurred higher operating expenses during the prior year period primarily due to the impact of the Fiscal 2022 Legal Reserve. The consolidated operating expense ratio of 17.3% decreased 50 basis points from the prior year period, which was also driven by this same factor.
Operating Income. For the six months ended October 29, 2022, operating income was $94.9 million, or 3.0% of net sales, as compared to $23.3 million, or 0.7% of net sales for the six months ended October 30, 2021. The increase in operating income was primarily due to the impact of the Fiscal 2022 Legal Reserve and the Inventory Donation Charges recorded in the prior year period.

Dental segment operating income was $97.8 million for the six months ended October 29, 2022, an increase of $43.4 million from the prior year period. The increase was primarily driven by the expense associated with the Inventory Donation Charges recorded during the six months ended October 30, 2021, partially offset by lower net sales in the six months ended October 29, 2022.
Animal Health segment operating income was $50.2 million for the six months ended October 29, 2022, an increase of $0.2 million from the prior year period. The increase was primarily driven by a higher gross profit margin rate, partially offset by lower net sales and higher operating expenses during the six months ended October 29, 2022.
Corporate segment operating loss was $53.1 million and $81.1 million for the six months ended October 29, 2022 and October 30, 2021, respectively. The change was primarily driven by the impact of the Fiscal 2022 Legal Reserve, partially offset by lower customer financing net sales recorded during the six months ended October 29, 2022.
Other Income (Expense). Net other income was $6.9 million and $85.3 million for the six months ended October 29, 2022 and October 30, 2021, respectively. We recorded higher net other income during the six months ended October 30, 2021 due to the impact of the Gains on Vetsource Investment of $87.8 million, which was partially offset by a larger gain on our interest rate swap agreements recorded during the six months ended October 29, 2022.
Income Tax Expense. The effective income tax rate for the six months ended October 29, 2022 was 23.5%, compared to 24.8% for the six months ended October 30, 2021. The decrease in the rate was primarily due to a prior period income tax reserve adjustment.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the six months ended October 29, 2022 was $78.7 million, compared to $82.3 million for the six months ended October 30, 2021. Earnings per diluted share were $0.81 in the current period compared to $0.84 in the prior year period. Weighted average diluted shares outstanding in the current period were 97.7 million, compared to 98.4 million in the prior year period. The current period and prior year period cash dividend declared was $0.52 per common share.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $520.2 million and $539.0 million for the six months ended October 29, 2022 and October 30, 2021, respectively. Net cash used in operating activities for the six months ended October 29, 2022 was primarily driven by the impact of our Receivables Securitization Program and an increase in working capital.
Net cash provided by investing activities was $447.9 million and $607.6 million for the six months ended October 29, 2022 and October 30, 2021, respectively. Collections of DPP receivables were $489.6 million and $585.6 million for the six months ended October 29, 2022 and October 30, 2021, respectively. Capital expenditures were $26.8 million and $15.5 million during the six months ended October 29, 2022 and October 30, 2021, respectively. We expect to use a total of approximately $65.0 million for capital expenditures in fiscal 2023. During the six months ended October 29, 2022, we used $15.0 million to purchase a Dental investment, and during the six months ended October 30, 2021, we recorded cash receipts of $57.2 million from the sale of investments and used $19.8 million to acquire Miller Vet.
Net cash provided by financing activities for the six months ended October 29, 2022 was $77.5 million, driven by $145.0 million attributed to draws on our revolving line of credit, partially offset by $50.7 million for dividend payments and $15.0 million for share repurchases. Net cash used in financing activities for the six months ended October 30, 2021 was $58.4 million, driven primarily by dividend payments of $50.4 million.
In fiscal 2021, we entered into an amendment, restatement and consolidation of certain credit agreements with various lenders, including MUFG Bank, Ltd, as administrative agent. This amended and restated credit agreement (the “Credit Agreement”) consisted of a $700.0 million revolving credit facility and a $300.0 million term loan facility, and was set to mature no later than February 2024.
In the second quarter of fiscal 2023, we amended and restated the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement consists of a $700.0 million revolving credit facility and a $300.0 million term loan facility, and will mature no later than October 2027. We used the Amended Credit Agreement facilities to refinance and consolidate the Credit Agreement, and pay the fees and expenses incurred therewith. We expect to use the Amended Credit Agreement to finance our ongoing working capital needs and for other general corporate purposes.
As of October 29, 2022, $300.0 million was outstanding under the Amended Credit Agreement term loan at an interest rate of 4.77%, and $174.0 million was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 4.19%. As of April 30, 2022, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.89%, and $29.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.54%.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
SUBSEQUENT EVENTS
During the third quarter of fiscal 2023, we signed an agreement to acquire substantially all of the assets of Relief Services for Veterinary Practitioners and Animal Care Technologies (RSVP and ACT), a Texas-based company that provides innovative solutions to veterinary practices through data extraction and conversion, staffing and video-based training services. Upon closing, which we expect to occur in the third quarter of fiscal 2023, we expect that the acquisition will expand our Companion Animal value-added platform by adding these solutions to the suite of offerings. Also during the third quarter of fiscal 2023, we signed an agreement to acquire substantially all of the assets of Dairy Tech, Inc., a Colorado-based company that provides pasteurizing equipment and single-use bags that allow dairy producers to produce, store and feed colostrum for newborn calves, as well as product offerings for beef cattle producers. Upon closing, which we expect to occur in the third quarter of fiscal 2023, we expect that the acquisition will expand our Production Animal value-added platform by adding these solutions to the suite of offerings. The aggregate cash consideration for these two acquisitions is $38.5 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2022 Annual Report on Form 10-K filed June 29, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Interim Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2022. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 29, 2022.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we become involved in lawsuits, administrative proceedings, government subpoenas, and government investigations (which may, in some cases, involve our entering into settlement agreements or consent decrees), relating to antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, securities, and other matters, including matters arising out of the ordinary course of business. The results of any such proceedings cannot be predicted with certainty because such matters are inherently uncertain. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. We also may be subject to fines or penalties, and equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses). We accrue for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Adverse outcomes may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our 2022 Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024. As of October 29, 2022 there was $450 million remaining under the stock repurchase program.
No shares were repurchased under the stock repurchase program during the second quarter of fiscal 2023.
Our Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Amendment No. 22 dated August 4, 2022 (filed herewith).

10.2
Employment Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay, dated October 12, 2022 (incorporated by reference to our Current Report on Form 8-K, filed October 13, 2022 (File No. 000-20572)).

10.3
Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 23, 2021 (File No. 000-20572)).

10.4
Form of Non-Statutory Stock Option Agreement under the Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 23, 2021 (File No. 000-20572)).

10.5
Third Amended and Restated Credit Agreement, dated as of October 28, 2022, by and among the Company, as borrower, MUFG Bank, Ltd., as administrative agent, and certain lenders party thereto (incorporated by reference to our Current Report on Form 8-K, filed October 31, 2022 (File No. 000-20572)).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended October 29, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended October 29, 2022 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: December 1, 2022	By:	/s/ Kevin M. Barry
Kevin M. Barry
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)