Form 10-Q
period 2023-01-28
PATTERSON COMPANIES, INC.
filed 2023-03-02
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 28, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 21, 2023, there were 97,708,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 28, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$147,290	$142,014
Receivables, net of allowance for doubtful accounts of $4,327 and $5,913	422,715	447,162
Inventory	939,098	785,604
Prepaid expenses and other current assets	335,611	304,242
Total current assets	1,844,714	1,679,022
Property and equipment, net	213,770	213,140
Operating lease right-of-use assets, net	74,783	70,722
Long-term receivables, net	130,733	138,812
Goodwill, net	156,317	140,630
Identifiable intangibles, net	241,463	252,614
Investments	159,365	139,182
Other non-current assets, net	120,846	107,508
Total assets	$2,941,991	$2,741,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$702,456	$681,321
Accrued payroll expense	73,060	102,266
Other accrued liabilities	159,127	173,734
Operating lease liabilities	28,063	29,348
Current maturities of long-term debt	36,000	—
Borrowings on revolving credit	175,000	29,000
Total current liabilities	1,173,706	1,015,669
Long-term debt	451,910	488,554
Non-current operating lease liabilities	48,989	43,332
Other non-current liabilities	164,965	151,440
Total liabilities	1,839,570	1,698,995
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 97,708 and 96,762 shares issued and outstanding	977	968
Additional paid-in capital	226,525	200,520
Accumulated other comprehensive loss	(89,119)	(81,516)
Retained earnings	962,915	921,704
Total Patterson Companies, Inc. stockholders' equity	1,101,298	1,041,676
Noncontrolling interests	1,123	959
Total stockholders’ equity	1,102,421	1,042,635
Total liabilities and stockholders’ equity	$2,941,991	$2,741,630
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net sales	$1,600,850	$1,596,596	$4,750,319	$4,860,633
Cost of sales	1,257,888	1,259,985	3,767,135	3,919,785
Gross profit	342,962	336,611	983,184	940,848
Operating expenses	267,040	275,778	812,323	856,684
Operating income	75,922	60,833	170,861	84,164
Other income (expense):
Gains on investments	—	13,092	—	100,919
Other income, net	3,096	6,186	23,079	14,413
Interest expense	(9,731)	(4,879)	(22,838)	(15,595)
Income before taxes	69,287	75,232	171,102	183,901
Income tax expense	15,440	18,657	39,346	45,586
Net income	53,847	56,575	131,756	138,315
Net loss attributable to noncontrolling interests	(82)	(431)	(836)	(1,017)
Net income attributable to Patterson Companies, Inc.	$53,929	$57,006	$132,592	$139,332
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.55	$0.58	$1.37	$1.43
Diluted	$0.55	$0.58	$1.35	$1.42
Weighted average shares:
Basic	97,327	97,471	96,957	97,213
Diluted	97,977	98,554	97,881	98,450
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Comprehensive income:
Net income	$53,847	$56,575	$131,756	$138,315
Foreign currency translation (loss) gain	14,197	(6,506)	(8,385)	(5,742)
Cash flow hedges, net of tax	261	261	782	782
Comprehensive income	$68,305	$50,330	$124,153	$133,355
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

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 30, 2022	96,762	$968	$200,520	$(81,516)	$921,704	$959	$1,042,635
Foreign currency translation	—	—	—	(4,991)	—	—	(4,991)
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	24,590	(330)	24,260
Dividends declared	—	—	—	—	(25,667)	—	(25,667)
Common stock issued and related tax benefits	653	6	(2,148)	—	—	—	(2,142)
Repurchases of common stock	(516)	(5)	—	—	(14,995)	—	(15,000)
Stock-based compensation	—	—	7,159	—	—	—	7,159
Contribution from noncontrolling interest	—	—	—	—	—	500	500
Balance at July 30, 2022	96,899	969	205,531	(86,246)	905,632	1,129	1,027,015
Foreign currency translation	—	—	—	(17,591)	—	—	(17,591)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	54,073	(424)	53,649
Dividends declared	—	—	—	—	(25,138)	—	(25,138)
Common stock issued and related tax benefits	150	1	2,178	—	—	—	2,179
Stock-based compensation	—	—	1,234	—	—	—	1,234
Contribution from noncontrolling interest	—	—	—	—	—	500	500
Balance at October 29, 2022	97,049	970	208,943	(103,577)	934,567	1,205	1,042,108
Foreign currency translation	—	—	—	14,197	—	—	14,197
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	53,929	(82)	53,847
Dividends declared	—	—	—	—	(25,581)	—	(25,581)
Common stock issued and related tax benefits	659	7	14,626	—	—	—	14,633
Stock-based compensation	—	—	2,956	—	—	—	2,956
Balance at January 28, 2023	97,708	$977	$226,525	$(89,119)	$962,915	$1,123	$1,102,421
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 28, 2023	January 29, 2022
Operating activities:
Net income	$131,756	$138,315
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	34,138	32,999
Amortization	28,160	28,406
Gains on investments	—	(100,919)
Non-cash employee compensation	11,349	18,384
Non-cash losses (gains) and other, net	7,227	5,815
Change in assets and liabilities:
Receivables	(729,039)	(850,628)
Inventory	(155,184)	(132,689)
Accounts payable	20,947	110,862
Accrued liabilities	(40,909)	(49,296)
Other changes from operating activities, net	(36,642)	(35,388)
Net cash used in operating activities	(728,197)	(834,139)
Investing activities:
Additions to property and equipment	(42,442)	(26,488)
Collection of deferred purchase price receivables	758,001	918,354
Payments related to acquisitions, net of cash acquired	(33,257)	(19,793)
Payments related to investments	(15,000)	—
Sale of investments	—	74,346
Net cash provided by investing activities	667,302	946,419
Financing activities:
Dividends paid	(75,954)	(75,746)
Repurchases of common stock	(15,000)	—
Payments on long-term debt	—	(100,750)
Draw on revolving credit	146,000	82,000
Other financing activities	12,866	4,030
Net cash provided by (used in) financing activities	67,912	(90,466)
Effect of exchange rate changes on cash	(1,741)	(14)
Net change in cash and cash equivalents	5,276	21,800
Cash and cash equivalents at beginning of period	142,014	143,244
Cash and cash equivalents at end of period	$147,290	$165,044

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$746,321	$822,787
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of January 28, 2023, and our results of operations and cash flows for the periods ended January 28, 2023 and January 29, 2022. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended January 28, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 29, 2023. These financial statements should be read in conjunction with the financial statements included in our 2022 Annual Report on Form 10-K filed on June 29, 2022.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2023 and 2022 represents the 13 weeks ended January 28, 2023 and January 29, 2022, respectively. The nine months ended January 28, 2023 and January 29, 2022 included 39 and 40 weeks, respectively. Fiscal 2023 will include 52 weeks and fiscal 2022 included 53 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
(Loss) gain on interest rate swap agreements	$(1,849)	$3,688	$9,275	$5,805
Investment income and other	4,945	2,498	13,804	8,608
Other income, net	$3,096	$6,186	$23,079	$14,413
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $80 and $80 for the three months ended January 28, 2023 and January 29, 2022, respectively and $241 and $241 for the nine months ended January 28, 2023 and January 29, 2022, respectively.

Earnings Per Share ("EPS")
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Denominator for basic EPS – weighted average shares	97,327	97,471	96,957	97,213
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	650	1,083	924	1,237
Denominator for diluted EPS – weighted average shares	97,977	98,554	97,881	98,450
Potentially dilutive securities representing 900 shares and 954 shares for the three and nine months ended January 28, 2023 and 828 shares and 758 shares for the three and nine months ended January 29, 2022 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of January 28, 2023 and April 30, 2022 were $2,679 and $134, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At January 28, 2023 and April 30, 2022, contract liabilities of $42,803 and $38,581 were reported in other accrued liabilities, respectively. During the nine months ended January 28, 2023, we recognized $32,968 of the amount previously deferred at April 30, 2022.

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
Note 2. Acquisitions
During the third quarter of fiscal 2023, we acquired substantially all of the assets of Relief Services for Veterinary Practitioners and Animal Care Technologies (RSVP and ACT), Texas-based companies that provide innovative solutions to veterinary practices through data extraction and conversion, staffing and video-based training services. Also during the third quarter of fiscal 2023, we acquired substantially all of the assets of Dairy Tech, Inc., a Colorado-based company that provides pasteurizing equipment and single-use bags that allow dairy producers to produce, store and feed colostrum for newborn calves, as well as product offerings for beef cattle producers. These acquisitions are expected to expand our Companion Animal and Production Animal value-added platforms by adding solutions to their suite of offerings.
The total purchase price for these acquisitions is $37,573, which includes holdbacks of $4,255 that will be paid on the 24 month anniversary of the closing dates and estimated working capital adjustments of $61. As of January 28, 2023, we have recorded $17,300 of identifiable intangibles, $16,040 of goodwill, which is deductible for income tax purposes, and net tangible assets of $4,233 in our condensed consolidated balance sheets related to these acquisitions. Goodwill was recorded within the Animal Health segment and represents the expected benefit of integrating these value-added platforms with our existing operations. We have included their results of operations in our financial statements since the date of acquisition within the Animal Health segment. The accounting for these acquisitions is not complete because certain information and analysis that may impact our initial valuations are still being obtained or reviewed. The acquisitions did not materially impact our financial statements, and therefore pro forma results are not provided.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of January 28, 2023, of which $200,000 was utilized.
We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of January 28, 2023 and April 30, 2022, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $401,649 and $396,443, respectively. Sales of trade receivables under this facility were $2,729,673 and $2,731,755, and cash collections from customers on receivables sold were $2,723,952 and $2,748,173 during the nine months ended January 28, 2023 and January 29, 2022, respectively.
The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $3,254 and $663 during the three months ended January 28, 2023 and January 29, 2022, respectively, and $7,900 and $2,278 during the nine months ended January 28, 2023 and January 29, 2022, respectively, related to the Receivables.
The following rollforward summarizes the activity related to the DPP receivable:

	Nine Months Ended
	January 28, 2023	January 29, 2022
Beginning DPP receivable balance	$195,764	$183,999
Non-cash additions to DPP receivable	706,895	768,440
Collection of DPP receivable	(702,710)	(784,871)
Ending DPP receivable balance	$199,949	$167,568
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at January 28, 2023 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at January 28, 2023 was $100,000.
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
During the nine months ended January 28, 2023 and January 29, 2022, we sold $205,140 and $225,300 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a gain of $2,417 and a loss of $5,143 during the three months ended January 28, 2023 and January 29, 2022, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $5,051 and $8,433 during the nine months ended January 28, 2023 and January 29, 2022, respectively, related to these contracts sold. Cash collections on financed receivables sold were $238,091 and $327,205 during the nine months ended January 28, 2023 and January 29, 2022, respectively.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $30,846 and $39,106 as of January 28, 2023 and April 30, 2022, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $36,454 and $58,190 as of January 28, 2023 and April 30, 2022, respectively, of finance contracts we have not yet sold. A total of $562,325 of finance contracts receivable sold under the arrangements was outstanding at January 28, 2023. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Nine Months Ended
	January 28, 2023	January 29, 2022
Beginning DPP receivable balance	$125,332	$227,967
Non-cash additions to DPP receivable	39,426	54,347
Collection of DPP receivable	(55,291)	(133,483)
Ending DPP receivable balance	$109,467	$148,831
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at January 28, 2023.
Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 28, 2023, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2030. We sold an identical interest rate cap to the same bank. As of January 28, 2023, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of September 2029. We sold an identical interest rate cap to the same bank.
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
As of April 30, 2022, the remaining notional amount for interest rate swap agreements was $574,144, with the latest maturity date in fiscal 2029. During the nine months ended January 28, 2023, we entered into forward interest rate swap agreements with a notional amount of $162,023. As of January 28, 2023, the remaining notional amount for interest rate swap agreements was $564,369, with the latest maturity date in fiscal 2030.

Net cash receipts of $3,687 were received and net cash payments of $5,551 were made during the nine months ended January 28, 2023 and January 29, 2022, respectively, to settle a portion of our liabilities related to interest rate swap agreements. These payments and receipts are reflected as cash flows in the condensed consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	January 28, 2023	April 30, 2022
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$6,648	$3,875
Interest rate contracts	Other non-current assets, net	25,666	19,871
Total asset derivatives		$32,314	$23,746
Liabilities:
Interest rate contracts	Other accrued liabilities	$248	$250
Interest rate contracts	Other non-current liabilities	12,994	10,013
Total liability derivatives		$13,242	$10,263
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Interest rate contracts	Interest expense	$(341)	$(341)	$(1,023)	$(1,023)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Interest rate contracts	Other income, net	$(1,849)	$3,688	$9,275	$5,805
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and nine months ended January 28, 2023 or January 29, 2022.
We recorded no ineffectiveness during the three and nine month periods ended January 28, 2023 and January 29, 2022. As of January 28, 2023, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	January 28, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,637	$1,637	$—	$—
DPP receivable - receivables securitization program	199,949	—	—	199,949
DPP receivable - customer financing	109,467	—	—	109,467
Derivative instruments	32,314	—	32,314	—
Total assets	$343,367	$1,637	$32,314	$309,416
Liabilities:
Derivative instruments	$13,242	$—	$13,242	$—

	April 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,186	$3,186	$—	$—
DPP receivable - receivables securitization program	195,764	—	—	195,764
DPP receivable - customer financing	125,332	—	—	125,332
Derivative instruments	23,746	—	23,746	—
Total assets	$348,028	$3,186	$23,746	$321,096
Liabilities:
Derivative instruments	$10,263	$—	$10,263	$—
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
During the three months ended July 31, 2021, we sold a portion of our investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians, with a carrying value of $25,814 for $56,849. We recorded a pre-tax gain of $31,035 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this sale in the first quarter of fiscal 2022. The cash received of $56,849 is reported within investing activities in our condensed consolidated statements of cash flows. During the three months ended July 31, 2021, we also recorded a pre-tax non-cash gain of $31,035 to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56,849. This gain was recorded in gains on investments in our condensed consolidated statements of operations and other comprehensive income. The carrying value of the investment we owned following this sale was $56,849 and $56,849 as of January 28, 2023 and April 30, 2022, respectively. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25,757 in gains on investments in our condensed consolidated statements of operations and other comprehensive income as a result of this transaction. The carrying value of this put option, which is subject to a floor, as of January 28, 2023 is $25,757, and is reported within investments in our condensed consolidated balance sheets. The aggregate gains on investments of $87,827 are reported within operating activities in our condensed consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the nine months ended January 28, 2023.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of January 28, 2023 and April 30, 2022 was $483,606 and $489,777, respectively, as compared to a carrying value of $487,910 and $488,554 at January 28, 2023 and April 30, 2022, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 28, 2023 and April 30, 2022.
Note 7. Income Taxes
The effective income tax rate for the three months ended January 28, 2023 was 22.3% compared to 24.8% for the three months ended January 29, 2022. The decrease in the rate for the three months ended January 28, 2023 was primarily due to provision to return adjustments in the current quarter and a geographical shift in earnings. The effective income tax rate for the nine months ended January 28, 2023 was 23.0% compared to 24.8% for the nine months ended January 29, 2022. The decrease in the rate for the nine months ended January 28, 2023 was primarily due to a prior period income tax reserve adjustment and a geographical shift in earnings.
Note 8. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. Patterson and Cure Partners each contributed additional net assets of $1,000 and $1,000 during the nine months ended January 28, 2023 and the fiscal year ended April 30, 2022, respectively. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Since TPI was formed, there have been no changes in ownership interests. As of January 28, 2023, we had noncontrolling interests of $1,123 on our condensed consolidated balance sheets.
Net loss attributable to the noncontrolling interest was $82 and $431 for the three months ended January 28, 2023 and January 29, 2022, respectively, and $836 and $1,017 for the nine months ended January 28, 2023 and January 29, 2022, respectively.
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

The following table provides a breakdown of sales by geographic region:

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Consolidated net sales
United States	$1,344,048	$1,329,051	$3,980,068	$4,006,576
United Kingdom	161,254	168,568	480,600	545,321
Canada	95,548	98,977	289,651	308,736
Total	$1,600,850	$1,596,596	$4,750,319	$4,860,633
Dental net sales
United States	$562,740	$591,397	$1,638,095	$1,694,044
Canada	59,056	59,236	170,541	185,671
Total	$621,796	$650,633	$1,808,636	$1,879,715
Animal Health net sales
United States	$771,632	$736,465	$2,333,034	$2,306,645
United Kingdom	161,254	168,568	480,600	545,321
Canada	36,492	39,741	119,110	123,065
Total	$969,378	$944,774	$2,932,744	$2,975,031
Corporate net sales
United States	$9,676	$1,189	$8,939	$5,887
Total	$9,676	$1,189	$8,939	$5,887

The following table provides a breakdown of sales by categories of products and services:

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Consolidated net sales
Consumable	$1,250,859	$1,237,127	$3,813,884	$3,923,613
Equipment and software	252,671	276,446	670,502	683,711
Value-added services and other	97,320	83,023	265,933	253,309
Total	$1,600,850	$1,596,596	$4,750,319	$4,860,633
Dental net sales
Consumable	$330,199	$337,192	$1,005,528	$1,070,422
Equipment and software	216,642	241,384	577,158	591,787
Value-added services and other	74,955	72,057	225,950	217,506
Total	$621,796	$650,633	$1,808,636	$1,879,715
Animal Health net sales
Consumable	$920,660	$899,935	$2,808,356	$2,853,191
Equipment and software	36,029	35,062	93,344	91,924
Value-added services and other	12,689	9,777	31,044	29,916
Total	$969,378	$944,774	$2,932,744	$2,975,031
Corporate net sales
Value-added services and other	$9,676	$1,189	$8,939	$5,887
Total	$9,676	$1,189	$8,939	$5,887
The following table provides a breakdown of operating income (loss) by reportable segment:

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Operating income (loss)
Dental	$60,302	$64,125	$158,147	$118,609
Animal Health	30,197	23,420	80,372	73,360
Corporate	(14,577)	(26,712)	(67,658)	(107,805)
Total	$75,922	$60,833	$170,861	$84,164
The following table provides a breakdown of total assets by reportable segment:

	January 28, 2023	April 30, 2022
Total assets
Dental	$912,422	$851,746
Animal Health	1,635,193	1,459,450
Corporate	394,376	430,434
Total	$2,941,991	$2,741,630

Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL during the nine months ended January 28, 2023:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 30, 2022	$(3,454)	$(78,062)	$(81,516)
Other comprehensive income before reclassifications	—	(8,385)	(8,385)
Amounts reclassified from AOCL	782	—	782
AOCL at January 28, 2023	$(2,672)	$(86,447)	$(89,119)
The amounts reclassified from AOCL during the nine months ended January 28, 2023 include gains and losses on cash flow hedges, net of taxes of $241. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $1,023 for the nine months ended January 28, 2023.
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
OVERVIEW
Our financial information for the first nine months of fiscal 2023 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2023 and 2022 represents the 13 weeks ended January 28, 2023 and January 29, 2022, respectively. The nine months ended January 28, 2023 and January 29, 2022 included 39 and 40 weeks, respectively. Fiscal 2023 will include 52 weeks and fiscal 2022 included 53 weeks.
We believe there are several important aspects of our business that are useful in analyzing it, including: (1) growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. Management defines internal growth as net sales adjusted to exclude the impact of foreign currency, contributions from recent acquisitions and differences in the number of weeks in fiscal periods. Foreign currency impact represents the difference in results that is attributable to fluctuations in currency exchange rates the company uses to convert results for all foreign entities where the functional currency is not the U.S. dollar. The company calculates the impact as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period’s currency exchange rates. The company believes the disclosure of net sales changes in constant currency provides useful supplementary information to investors in light of fluctuations in currency rates.
FACTORS AFFECTING OUR RESULTS
COVID-19. The COVID-19 pandemic has had a significant impact on our businesses. Within our Dental segment, supply chain disruptions for personal protective equipment ("PPE") and an increased demand for these products initially resulted in backorders of PPE and a potential scarcity in raw materials to make PPE, causing substantial price increases primarily in fiscal 2021. We had to prepay suppliers in order to obtain PPE for resale to our customers, and as manufacturing caught up to increased demand for PPE, prices dropped, impacting our margins and requiring us to write down certain inventory, primarily in the first quarter of fiscal 2022. Although we have seen fewer supply chain disruptions since that time, the COVID-19 pandemic has and may continue to impact our supply chain. Furthermore, the COVID-19 pandemic has and may continue to affect demand for the goods and services we distribute as a result of the impact it has had and may continue to have on our customers.
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
RESULTS OF OPERATIONS
QUARTER ENDED JANUARY 28, 2023 COMPARED TO QUARTER ENDED JANUARY 29, 2022
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	January 28, 2023	January 29, 2022
Net sales	100.0%	100.0%
Cost of sales	78.6	78.9
Gross profit	21.4	21.1
Operating expenses	16.7	17.3
Operating income	4.7	3.8
Other income (expense)	(0.4)	0.9
Income before taxes	4.3	4.7
Income tax expense	0.9	1.2
Net income	3.4	3.5
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	3.4%	3.5%
Net Sales. Consolidated net sales for the three months ended January 28, 2023 were $1,600.9 million, an increase of 0.3% from $1,596.6 million for the three months ended January 29, 2022. Foreign exchange rate changes had an unfavorable impact of 1.6% on current quarter sales.
Dental segment sales for the three months ended January 28, 2023 were $621.8 million, a decrease of 4.4% from $650.6 million for the three months ended January 29, 2022. Foreign exchange rate changes had an unfavorable impact of 0.6% on current quarter sales. Current quarter sales of consumables decreased 2.1%, sales of equipment and software decreased 10.3%, and sales of value-added services and other increased 4.0%. The decrease in the sales of equipment and software was primarily due to lower sales of CAD/CAM and digital imaging equipment.

Animal Health segment sales for the three months ended January 28, 2023 were $969.4 million, an increase of 2.6% from $944.8 million for the three months ended January 29, 2022. Foreign exchange rate changes had an unfavorable impact of 2.2% on current quarter sales.

Gross Profit. The consolidated gross profit margin rate for the three months ended January 28, 2023 increased 30 basis points to 21.4%. The increase was driven by improved margins in our Animal Health segment, as well as favorability in our Corporate segment due to improvements in interest rates on our customer financing portfolio. This interest rate impact was partially offset by a loss on associated interest rate swap agreements, which is reflected in other income, net in our condensed consolidated statements of operations and other comprehensive income.

Operating Expenses. Consolidated operating expenses for the three months ended January 28, 2023 were $267.0 million, a 3.2% decrease from the prior year quarter of $275.8 million. The improvements were evenly spread across all segments due to the realization of operating expense efficiencies. The consolidated operating expense ratio of 16.7% decreased 60 basis points from the prior year quarter, which was driven primarily by higher net sales during the three months ended January 28, 2023.

Operating Income. For the three months ended January 28, 2023, operating income was $75.9 million, or 4.7% of net sales, as compared to $60.8 million, or 3.8% of net sales for the three months ended January 29, 2022. The growth in operating income was primarily due to a realized reduction in operating expenses, higher gross margins and a higher consolidated gross profit margin rate.

Dental segment operating income was $60.3 million and $64.1 million for the three months ended January 28, 2023 and January 29, 2022, respectively. The decrease in operating income was primarily due to decreased consumable and equipment sales.
Animal Health segment operating income was $30.2 million and $23.4 million for the three months ended January 28, 2023, and January 29, 2022, respectively. The increase in operating income was primarily due to increased sales and a higher gross profit margin rate.
Corporate segment operating loss was $14.6 million and $26.7 million for the three months ended January 28, 2023 and January 29, 2022, respectively. The change was primarily driven by higher customer financing-related net sales.
Other Income (Expense). Net other income reflected an expense of $6.6 million and income of $14.4 million for the three months ended January 28, 2023 and January 29, 2022, respectively. The change was primarily due to higher interest expense driven by interest rate increases during the three months ended January 28, 2023. The change was also driven by a larger gain on our interest rate swap agreements and the sale of a portion of an equity investment in Vets Plus during the three months ended January 29, 2022.
Income Tax Expense. The effective income tax rate for the three months ended January 28, 2023 was 22.3%, compared to 24.8% for the three months ended January 29, 2022. The decrease in the rate was primarily due to provision to return adjustments in the current quarter and a geographical shift in earnings.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the three months ended January 28, 2023 was $53.9 million, compared to $57.0 million for the three months ended January 29, 2022. Earnings per diluted share were $0.55 in the current quarter compared to $0.58 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 98.0 million, compared to 98.6 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
NINE MONTHS ENDED JANUARY 28, 2023 COMPARED TO NINE MONTHS ENDED JANUARY 29, 2022

The following table summarizes our results as a percent of net sales:

	Nine Months Ended
	January 28, 2023	January 29, 2022
Net sales	100.0%	100.0%
Cost of sales	79.3	80.6
Gross profit	20.7	19.4
Operating expenses	17.1	17.7
Operating income	3.6	1.7
Other income (expense)	—	2.1
Income before taxes	3.6	3.8
Income tax expense	0.8	1.0
Net income	2.8	2.8
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.8%	2.8%
Net Sales. Consolidated net sales for the nine months ended January 28, 2023 were $4,750.3 million, a 2.3% decrease from $4,860.6 million for the nine months ended January 29, 2022. Sales were negatively impacted by an estimated 2.4% due to the extra week of results in the prior year period. Foreign exchange rate changes had an unfavorable impact of 1.8% on current period sales.
Dental segment sales for the nine months ended January 28, 2023 were $1,808.6 million, a 3.8% decrease from $1,879.7 million for the nine months ended January 29, 2022. Sales were negatively impacted by an estimated 2.2% due to the extra week of results in the prior year period. Foreign exchange rate changes had an unfavorable impact of 0.5% on current period sales. Current period sales of consumables decreased 6.1%, sales of equipment and software decreased 2.5% to $577.2 million, and sales of value-added services and other increased 3.9%. Consumable sales decreased primarily as a result of the extra week of sales in the prior year period, as well as due to lower sales of PPE.
Animal Health segment sales for the nine months ended January 28, 2023 were $2,932.7 million, a 1.4% decrease from $2,975.0 million for the nine months ended January 29, 2022. Sales were negatively impacted by an estimated 2.5% due to the extra week of results in the prior year period. Foreign exchange rate changes had an unfavorable impact of 2.6% on current period sales. Excluding the impact of the extra week of results in the prior year period, both Production Animal and Companion Animal sales grew in the nine months ended January 28, 2023.
Gross Profit. The consolidated gross profit margin rate for the nine months ended January 28, 2023 increased 130 basis points from the prior year period to 20.7%, driven primarily by the impact of the $49.2 million Inventory Donation Charges on the prior year period and higher net sales in our Corporate segment for the nine months ended January 28, 2023. Excluding the impact of the Inventory Donation Charges, the gross profit margin rate increased approximately 30 basis points as compared to the nine months ended January 29, 2022. The gross profit margin rate increased in both our Animal Health and Dental segments in the nine months ended January 28, 2023 as compared to the nine months ended January 29, 2022.
Operating Expenses. Consolidated operating expenses for the nine months ended January 28, 2023 were $812.3 million, a 5.2% decrease from the prior year period of $856.7 million. We incurred higher operating expenses during the prior year period primarily due to the impact of the Fiscal 2022 Legal Reserve, as well as realizing operational expense efficiencies in our Dental and Animal Health segments in the nine months ended January 28, 2023. The consolidated operating expense ratio of 17.1% decreased 60 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the nine months ended January 28, 2023, operating income was $170.9 million, or 3.6% of net sales, as compared to $84.2 million, or 1.7% of net sales for the nine months ended January 29, 2022. The increase in operating income was primarily due to higher gross margins compared to the prior year which was impacted by the Inventory Donation Charges recorded in the prior year, and a higher consolidated gross profit margin rate, as well as the impact of the Fiscal 2022 Legal Reserve recorded in the prior year.

Dental segment operating income was $158.1 million for the nine months ended January 28, 2023, an increase of $39.5 million from the prior year period. The increase was primarily driven by the expense associated with the Inventory Donation Charges recorded during the nine months ended January 29, 2022, partially offset by lower net sales in the nine months ended January 28, 2023.
Animal Health segment operating income was $80.4 million for the nine months ended January 28, 2023, an increase of $7.0 million from the prior year period. The increase was primarily driven by a higher gross profit margin rate, partially offset by lower net sales and higher operating expenses during the nine months ended January 28, 2023.
Corporate segment operating loss was $67.7 million and $107.8 million for the nine months ended January 28, 2023 and January 29, 2022, respectively. The change was primarily driven by the impact of the Fiscal 2022 Legal Reserve, and higher customer financing net sales recorded during the nine months ended January 28, 2023.
Other Income (Expense). Net other income was $0.2 million and $99.7 million for the nine months ended January 28, 2023 and January 29, 2022, respectively. We recorded higher net other income during the nine months ended January 29, 2022 due to the impact of the gain on the Vetsource investment of $87.8 million, the gain on the Vets Plus investment, and higher interest expense driven by interest rates during the nine months ended January 28, 2023.
Income Tax Expense. The effective income tax rate for the nine months ended January 28, 2023 was 23.0%, compared to 24.8% for the nine months ended January 29, 2022. The decrease in the rate was primarily due to a prior period income tax reserve adjustment and a geographical shift in earnings.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the nine months ended January 28, 2023 was $132.6 million, compared to $139.3 million for the nine months ended January 29, 2022. Earnings per diluted share were $1.35 in the current period compared to $1.42 in the prior year period. Weighted average diluted shares outstanding in the current period were 97.9 million, compared to 98.5 million in the prior year period. The current period and prior year period cash dividend declared was $0.78 per common share.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $728.2 million and $834.1 million for the nine months ended January 28, 2023 and January 29, 2022, respectively. Net cash used in operating activities for the nine months ended January 28, 2023 was primarily driven by the impact of our Receivables Securitization Program and an increase in working capital.
Net cash provided by investing activities was $667.3 million and $946.4 million for the nine months ended January 28, 2023 and January 29, 2022, respectively. Collections of DPP receivables were $758.0 million and $918.4 million for the nine months ended January 28, 2023 and January 29, 2022, respectively. Capital expenditures were $42.4 million and $26.5 million during the nine months ended January 28, 2023 and January 29, 2022, respectively. We expect to use a total of approximately $65.0 million for capital expenditures in fiscal 2023. During the nine months ended January 28, 2023, we used $33.3 million for acquisitions and used $15.0 million to purchase a Dental investment, and during the nine months ended January 29, 2022, we recorded cash receipts of $74.3 million from the sale of investments and used $19.8 million to acquire Miller Vet.
Net cash provided by financing activities for the nine months ended January 28, 2023 was $67.9 million, driven by $146.0 million attributed to draws on our revolving line of credit, partially offset by $76.0 million for dividend payments and $15.0 million for share repurchases. Net cash used in financing activities for the nine months ended January 29, 2022 was $90.5 million, driven primarily by dividend payments of $75.7 million.
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
As of January 28, 2023, $299.3 million was outstanding under the Amended Credit Agreement term loan at an interest rate of 5.76%, and $175.0 million was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 5.66%. As of April 30, 2022, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.89%, and $29.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.54%.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2023. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 28, 2023.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024. As of January 28, 2023 there was $450 million remaining under the stock repurchase program.
No shares were repurchased under the stock repurchase program during the third quarter of fiscal 2023.
Our Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Inducement, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Kevin M. Barry, dated December 13, 2022 (incorporated by reference to our Current Report on Form 8-K, filed December 15, 2022 (File No. 000-20572)).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended January 28, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended January 28, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: March 2, 2023	By:	/s/ Kevin M. Barry
Kevin M. Barry
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)