Form 10-K
period 2023-04-29
PATTERSON COMPANIES, INC.
filed 2023-06-21
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (October 29, 2022) was approximately $2,521,000,000 (For purposes of this calculation all of the registrant’s executive officers and directors are deemed affiliates.)
As of June 14, 2023, there were 95,294,000 shares of Common Stock of the registrant issued and outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 29, 2023 are incorporated by reference into Part III.

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

Business Overview
The following table sets forth consolidated net sales (in millions) by segment.

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Dental	$2,492	$2,516	$2,327
Animal Health	3,965	3,983	3,560
Corporate	14	—	25
Consolidated net sales	$6,471	$6,499	$5,912
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
Dental Supply Market
The dental supply market we serve consists of geographically dispersed and highly fragmented dental practices. Customers range in size from sole practitioners to large group practices, often called Dental Service Organizations ("DSO's"). According to the American Dental Association and the Canadian Dental Association, there are approximately 203,000 dentists practicing in the U.S. and 25,000 dentists practicing in Canada. We believe the average dental practitioner purchases supplies from more than one supplier.
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
In the U.S. and Canadian animal health supply market, our primary competitors are AmerisourceBergen/MWI Animal Health and Covetrus, Inc. We also compete against a number of regional and local animal health distributors, some manufacturers that sell direct to end users and several alternative channel market providers that sell through digital platforms to production animal operators, animal health product retailers and veterinarians. Additionally, major U.S. online e-commerce retailers such as Amazon and Chewy.com have become licensed as veterinary mail order pharmacies, which enables them to offer pharmacy products directly to consumers in all 50 U.S. states. In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and Covetrus, Inc. We face significant competition in the animal health supply market in the U.K., where we compete on the basis of price and customer service with several large competitors, including Covetrus, Inc. and AmerisourceBergen. We also compete directly with pharmaceutical companies who sell certain products or services directly to the customer.
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
Business Strategy
Our objective is to continue to expand as a leading value-added distributor of dental and animal health products and services. To accomplish this, we will apply our competitive strengths in executing the following strategies:
•Emphasizing our differentiated, value-added, full-service capabilities. We are positioned to meet virtually all of the needs of dental practitioners, veterinarians, production animal operators and animal health product retailers by providing a broad range of consumable supplies, technology, equipment, software and value-added services. We believe our knowledgeable sales representatives can create customer intimacy and loyalty by providing an informational, consultative approach to our customers, linking them to the industries we serve. Our value-added strategy is further supported by our equipment specialists who offer consultation on design, equipment requirements and financing, our service technicians who perform equipment installation, maintenance and repair services, our business development professionals who provide business tools and educational programs to our customers, and our technology advisors who provide guidance on integrating technology solutions.

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
•Growing through internal expansion and acquisitions. We intend to continue to grow by hiring sales representatives, hiring and training sales professionals, opening additional locations as needed, and acquiring other companies in order to enter new, or more deeply penetrate existing, markets, gain access to additional product lines, and expand our customer base. We believe both of our operating segments are well positioned to take advantage of expected continued consolidation in our markets.
Dental Segment - Products, Services and Sources of Supply
Patterson Dental, one of the two largest distributors of dental products in North America, has operations in the U.S. and Canada. As a full-service, value-added supplier to over 100,000 dental practices, dental laboratories, educational institutions, and community health centers, Patterson Dental provides consumable products (including infection control, restorative materials, and instruments); basic and advanced technology and dental equipment; and innovative practice optimization solutions, including practice management software, e-commerce, revenue cycle management, patient engagement solutions, and clinical and patient education. Patterson Dental sells approximately 100,000 SKUs, of which approximately 3,500 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a range of related services including software and design services, maintenance and repair, and equipment financing. Net sales and operating income were $2.5 billion and $237 million in fiscal 2023, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Consumable	55%	57%	56%
Equipment	33	32	31
Value-added services and other	12	11	13
	100%	100%	100%
Patterson Dental obtains products from hundreds of vendors, most of which are non-exclusive. While there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable, as consolidation has increased among manufacturers. In fiscal 2023, 2022 and 2021, Patterson Dental's top ten supply vendors accounted for approximately 58%, 56% and 57% of the total cost of sales, respectively. The top vendor accounted for 24%, 24% and 25% of the total cost of sales in fiscal 2023, 2022 and 2021, respectively.

Animal Health Segment - Products, Services and Sources of Supply
Patterson Animal Health is a leading distributor of animal health products in the U.S., Canada and the U.K. We sell approximately 100,000 SKUs, of which approximately 2,000 are private-label. Products are sourced from over 2,000 manufacturers to over 50,000 customers in the highly fragmented animal health supply market. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, prescription and non-prescription diets, nutritionals, consumable supplies and equipment. We offer a private label portfolio of products to veterinarians, producers, and retailers through our Aspen, First Companion and Patterson Veterinary brands. We also provide a range of value-added services to our customers. Within our companion animal supply market, our principal customers are companion-pet and equine veterinarians, veterinary clinics, public and private institutions, and shelters. In our production animal supply market, our principal customers are large animal veterinarians, production animal operators and animal health product retailers. Consumer demand for alternative means of sourcing product through digital platforms is an evolving dynamic in our industry. We provide digital home delivery solutions to allow us to evolve with the market. Net sales and operating income were $4.0 billion and $127 million in fiscal 2023, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our animal health segment customers:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Consumable	96%	96%	96%
Equipment	3	3	3
Value-added services and other	1	1	1
	100%	100%	100%
Patterson Animal Health obtains products from over 2,000 vendors globally. While Patterson Animal Health makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable, as consolidation has increased among manufacturers. In fiscal 2023, 2022 and 2021, Patterson Animal Health’s top 10 manufacturers comprised approximately 66%, 66% and 70% of the total cost of sales, respectively, and the single largest supplier comprised approximately 24%, 23% and 20% in of the total cost of sales 2023, 2022 and 2021, respectively.
Sales, Marketing and Distribution
During fiscal 2023, we sold products or services to over 100,000 customers who made one or more purchases during the year. Our customers include dentists, laboratories, institutions, other healthcare professionals, veterinarians, other animal health professionals, production animal operators and animal health product retailers. No single customer accounted for more than 10% of sales during fiscal 2023, and we are not dependent on any single customer or geographic group of customers.
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
Impacts of COVID-19
The COVID-19 pandemic had a significant impact on our businesses in fiscal 2021 as we implemented cost reduction measures in response to closures and other steps taken by governmental authorities. In response, management adapted our business practices with respect to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Management also took proactive steps with respect to our liquidity position. Within our Dental segment, supply chain disruptions and an increased demand for PPE initially resulted in back orders of PPE, causing substantial price increases. We had to prepay suppliers in order to obtain PPE for resale to our customers, and as manufacturing caught up to increased demand for PPE, prices dropped, impacting our margins and requiring us to write down certain inventory.
In our markets of the U.S., Canada, and the UK, restrictive measures have now been lifted and the World Health Organization declared an end to the COVID-19 pandemic. Concerns remain that our markets could see a resurgence of COVID-19 cases or the emergence of new wide-spread public health outbreaks, triggering additional impacts on our businesses. There is continued uncertainty around the duration and ultimate impact of COVID-19 and other global health concerns.
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
Governmental Regulation
We strive to be compliant with the applicable laws, regulations and guidance described below, and believe we have effective compliance programs and other controls in place to ensure substantial compliance. However, compliance is not guaranteed either now or in the future, as certain laws, regulations and guidance may be subject to varying and evolving interpretations that could affect our ability to comply, as well as future changes, additions and enforcement approaches, including political changes. Additionally, our policies and procedures may not always protect us from reckless or criminal acts committed by our employees or our agents. When we discover situations of non-compliance we seek to remedy them and bring the affected area back into compliance.
President Biden’s administration (the “Biden Administration”) has indicated that it will be more aggressive in its pursuit of alleged violations of law, and has revoked certain guidance that would have limited governmental use of informal agency guidance to pursue potential violations, and has stated that it is more prepared to pursue individuals for corporate law violations, including an aggressive approach to anti-corruption activities. Changes to applicable laws, regulations and guidance described below, as well as related administrative or judicial interpretations, may require us to update or revise our operations, services, marketing practices, and compliance programs and controls, and may impose additional and unforeseen costs on us, pose new or previously immaterial risks to us, or may otherwise have a material adverse effect on our business, results of operations and financial condition.
Federal, state and certain foreign governments have also increased enforcement activity in the health care sector, particularly in areas of fraud and abuse, anti-bribery and corruption, controlled substances handling, medical device regulations and data privacy and security standards. Our businesses are generally subject to numerous laws and regulations that could impact our financial performance. Failure to comply with such laws or regulations could be punishable by criminal or civil sanctions, which could materially adversely affect our business.

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
U.S. Federal Agencies
Certain of our businesses are required to register for permits and/or licenses with, and comply with operating and security standards of, the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”), the Environmental Protection Agency (“EPA”), the Food Safety Inspection Service (“FSIS”), the U.S. Drug Enforcement Administration (“DEA”), the Federal Trade Commission (“FTC”), and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale. These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, own pharmacy operations, or install, maintain or repair equipment.
FDA – the regulatory body that is responsible for the regulation of animal-health pharmaceuticals in the U.S. is the Center for Veterinary Medicine (“CVM”) housed within the FDA.
•Generally, all animal-health pharmaceuticals are subject to pre-market review and must be shown to be safe, effective, and produced by a consistent method of manufacture as defined under the Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”).
•If the drug is for food-producing animals, potential consequences for humans are also considered.
•Animal supplements generally are not required to obtain pre-market approval from the CVM, although they may be treated as food. Any substance that is added to, or is expected to become a component of, animal food must be used in accordance with food-additive regulations, unless it is generally recognized as safe, under the conditions of its intended use. Alternatively, the FDA may consider animal supplements to be drugs. The FDA has agreed to exercise enforcement discretion for such supplements if each such supplement meets certain conditions.
•Additionally, dental and medical devices we sell in the U.S. are generally classified by the FDA into a category that renders them subject to the same controls that apply to all medical devices, including regulations regarding alternation, misbranding, notification, record-keeping and good manufacturing practices.
USDA – the regulatory body in the U.S. for veterinary biologics, such as vaccines.
•The USDA’s Center for Veterinary Biologics is responsible for the regulation of animal-health vaccines, including immunotherapeutics. Marketing of imported veterinary biological products in the U.S. requires a U.S. Veterinary Biological Product Permit. Veterinary biologics are subject to pre-market review and must be shown to be pure, safe, potent, and efficacious, as defined under the Virus Serum Toxin Act. The USDA requires post-licensing monitoring of these products.
EPA – the main regulatory body in the U.S. for veterinary pesticides is the EPA.
•The EPA’s Office of Pesticide Programs is responsible for the regulation of pesticide products applied to animals.
•Animal-health pesticides are subject to pre-market review and must not cause “unreasonable adverse effects to man or the environment” as stated in the Federal Insecticide, Fungicide, and Rodenticide Act.
•Within the U.S., pesticide products that are approved by the EPA must also be approved by individual state pesticide authorities before distribution in that state. Post-approval monitoring of products is required, with reports provided to the EPA and some state regulatory agencies.
FSIS - the public health agency within the USDA.
•The FDA is authorized to determine the safety of substances (including “generally recognized as safe” substances, food additives and color additives), as well as prescribe their safe conditions of use. However, although the FDA has the responsibility for determining the safety of substances, the FSIS still retains, under the tenets of the Federal Meat Inspection Act and the Poultry Products Inspection Act and their implementing regulations, the authority to determine whether new substances and new uses of previously approved substances are suitable for use in meat and poultry products.
DEA – under the Controlled Substances Act, distributors of controlled substances are required to obtain, and renew annually, registrations for their facilities from the DEA.
•Distributors are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling, and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times.
•Distributors are subject to inspection by the DEA.
FTC – the FTC regulates advertising pursuant to its authority to prevent “unfair or deceptive acts or practices in or affecting commerce” under the Federal Trade Commission Act.
•Advertising and promotion of animal-health products that are not subject to approval by the CVM may be challenged by the FTC, as well as by state attorneys general and by consumers under state consumer protection laws.
•The FTC will find an advertisement to be deceptive if it contains a representation or omission of fact that is likely to mislead consumers acting reasonably under the circumstances, the representation or omission is material, and if the advertiser does not possess and rely upon a reasonable basis, such as competent and reliable evidence, substantiating the claim.
•The FTC may address unfair or deceptive advertising practices through either an administrative adjudication or judicial enforcement action, including preliminary or permanent injunction.
•The FTC may also seek consumer redress from the advertiser in instances of dishonest or fraudulent conduct.
State Registrations – states may require registration of animal-drug distributors and wholesalers.
•Additional requirements may apply when the product is also a controlled substance. States work closely with the Association of American Feed Control Officials (“AAFCO”) in their regulation of animal food.
•AAFCO’s annual official publication contains model animal and pet-food labeling regulations that states may adopt.
•This publication is treated deferentially by the federal and state government agencies that regulate animal food. Many states require registration or licensing of animal-food distributors.
•States may also review and approve animal-food labels prior to sale of the product in their state.
We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department, Customs and Border Protection within the Department of homeland Security and the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC).
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

Agencies Outside the U.S.
Since the U.K. formally left the EU on January 31, 2020, the Veterinary Medicines Directorate (“VMD”) became the main regulatory body in the U.K. responsible for regulating and controlling veterinary pharmaceuticals. The U.K. and the EU reached a trade deal in December 2020, which went into effect in May 2021. The agreement includes regulatory and customs cooperation mechanisms, as well as provisions supporting open and fair competition. The Northern Ireland protocol, which is part of the trade deal, requires that VMD follow EU rules in Northern Ireland. Laws applying to the rest of the U.K. could now diverge but currently remain largely aligned.
U.S. Laws
Among the U.S. federal laws applicable to us are the Controlled Substances Act, the FDC Act, Section 361 of the Public Health Service Act, as well as laws regulating the billing of and reimbursement from government programs, such as Medicare and Medicaid, and from commercial payers. We are also subject to comparable foreign regulations.
The FDC Act, the Controlled Substances Act, their implementing regulations, and similar foreign laws generally regulate the introduction, manufacture, advertising, marketing and promotion, sampling, pricing and reimbursement, labeling, packaging, storage, handling, returning or recalling, reporting, and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state. Furthermore, Section 361 of the Public Health Service Act, which provides authority to prevent the introduction, transmission, or spread of communicable diseases, serves as the legal basis for the FDA’s regulation of human cells, tissues and cellular and tissue-based products, also known as “HCT/P products.”
The federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements. Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), was first implemented in November 2014 and is being phased in over a period of 10 years. DSCSA is intended to build a national electronic, interoperable system by November 27, 2023, that will identify and trace certain prescription drugs as they are distributed in the U.S. The law’s track and trace requirements applicable to manufacturers, wholesalers, third-party logistics providers (e.g., trading partners), repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect in January 2015, and continues to be implemented. The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt certain state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.
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
The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system. The UDI rule phased in the implementation of the UDI regulations, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices. Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low-risk devices being reached on September 24, 2022, which completed the phase in. However, in May 2021, the FDA issued an enforcement policy stating that it does not intend to object to the use of legacy identification numbers on device labels and packages for finished devices manufactured and labeled prior to September 24, 2023. The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices (including, but not limited to, certain software that qualifies as a medical device under FDA rules), and to directly mark certain devices with UDIs. The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database. On July 22, 2022, the FDA posted the final guidance regarding the Global Unique Device Identification Database called Unique Device Identification Policy Regarding

Compliance Dates for Class I and Unclassified Devices, Direct Marketing, and Global Unique Device Identification Database Requirements for Certain Devices. The UDI regulations and subsequent FDA guidance regarding the UDI requirements provide for certain exceptions, alternatives and time extensions. For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping and complaint files). Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.
Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain and renew annually registrations for our facilities from the DEA permitting us to handle controlled substances. We are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times. Non-controlled substances can also become subject to these controls. For example, law enforcement agencies are pressing for xylazine, which is an FDA-approved prescription veterinary tranquilizer found in certain analgesic products we distribute, to be listed as a federal controlled substance and several states, including Ohio, Pennsylvania, West Virginia and Florida, have already done so, which measures are likely to increase our cost of distributing such products. There have also been increasing efforts by various levels of government globally to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system.
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
As disclosed in our prior periodic reports, our subsidiary Animal Health International was the subject of an investigation by the U.S. Attorney’s Office for the Western District of Virginia, which resulted in Animal Health International pleading guilty to a strict-liability misdemeanor offense in connection with its failure to comply with federal law relating to the sales of prescription animal health products, and a total criminal fine and forfeiture of $52.8 million. In addition, Animal Health International and Patterson entered into a non-prosecution agreement for other non-compliant licensing, dispensing, distribution and related sales processes disclosed during the investigation and committed to undertake additional compliance program enhancements and provide compliance certifications through our reporting for fiscal 2023. This matter may continue to divert management's attention and cause us to suffer reputational harm. We also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events could adversely affect our business, results of operations and financial condition.
Other Regulations
Veterinary compounding pharmacies must comply with state and federal laws that govern the relationship between pharmacies and referral sources. The U.S. Federal Anti-Kickback Statute (“AKS”) imposes criminal penalties against individuals and entities that pay or receive remuneration in return for referring an individual for service paid under a federal health care program. Veterinary compounding pharmacies have historically avoided scrutiny under the AKS because no federal programs are involved in veterinary compounding funding. However, most states have enacted statutes and regulations that mirror the AKS and, in some cases, are even broader than the AKS.
Various states have enacted business and insurance regulations prohibiting referral arrangements that result in the offer or acceptance of any rebate, refund, commission, discount or other consideration as compensation or inducement for referring patients, clients or customers. These regulations often encompass all health-care related professions, including pharmacies and veterinary practices.

Additionally, the promotion of regulated animal health products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those claims and uses that have been reviewed and endorsed by the applicable agency.
Antitrust and Consumer Protection
The U.S. federal government, most U.S. states and many foreign countries have antitrust laws that prohibit certain types of conduct deemed to be anti-competitive, as well as consumer protection laws that seek to protect consumers from improper business practices. At the U.S. federal level, the Federal Trade Commission oversees enforcement of these types of laws, and states have similar government agencies. Violations of antitrust or consumer protection laws may result in various sanctions, including criminal and civil penalties. Private plaintiffs also may bring, and have brought, civil lawsuits against us in the U.S. for alleged antitrust violations, including claims for treble damages. The Biden Administration has indicated increased antitrust enforcement and has been more aggressive in enforcement actions, including investigations and challenging restrictive contractual terms that it believes harm workers and competition.
Health Care Fraud
Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. These laws and regulations govern different interactions, including but not limited to, those:
•prohibiting improper influence of or payments to healthcare professionals and government officials;
•setting out rules for when and how to engage healthcare professionals as vendors;
•requiring price reporting;
•requiring marketing of products within regulatory approval (i.e., on label);
•regulating the import and export of products;
•affecting the operation of our facilities and our distribution of products; and
•requiring disclosure of payments to healthcare professionals and entities.
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
The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the U.S. (and, if applicable, particular states) under applicable false claim laws. Under the federal False Claims Act, relators can be entitled to receive up to 30% of the total recoveries. Penalties under fraud and abuse laws may be severe, including treble damages and substantial civil penalties under the federal False Claims Act, as well as potential loss of licenses and the ability to participate in federal and state health care programs, criminal penalties, or imposition of a corporate integrity agreement or corporate compliance monitor which could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties, as well as other fraud and abuse laws. With respect to measures of this type, the U.S. government (among others) has expressed concerns about financial relationships between suppliers on the one hand and dentists and other healthcare professionals on the other. As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance. While we believe that we are substantially compliant with applicable fraud and abuse laws and regulations, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, or failure to comply with applicable law, could have a material adverse effect on our business.
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

Initiatives sponsored by government agencies, legislative bodies, and the private sector to limit the growth of healthcare expenses generally are ongoing in markets where we do business. It is not possible to predict at this time the long-term impact of such cost containment measures on our future business.
Additionally, the regulation of public and private health insurance and benefit programs can affect our business, and scrutiny of the healthcare delivery and reimbursement systems in the U.S., including those related to the importation and reimportation of certain drugs from foreign markets, can be expected to continue at both the state and federal levels. This process may result in additional legislation and/or regulation governing the production, delivery, or pricing of pharmaceutical products and other healthcare services. In addition, changes in the interpretations of existing regulations may result in significant additional compliance costs or the discontinuation of our ability to continue to operate certain of our distribution centers, which may have a material adverse effect on our business, results of operations and financial condition.
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
In addition, certain of our practice management products include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals. These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns, and could involve claims against us by private parties and/or governmental agencies. For example, we are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act of 1991, Section 5 of the Federal Trade Commission Act, the California Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”) that became effective on January 1, 2023. Additionally, Virginia, Colorado, Connecticut and Utah recently passed comprehensive privacy legislation, and several privacy bills have been proposed both at the federal and state level that may result in additional legal requirements that impact our business. Laws and regulations relating to privacy and data protections are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. Our businesses’ failure to comply with these laws and regulations could expose us to breach of control claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation. Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products to reflect these legal requirements, which could have a material adverse effect on our operations.
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

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) strengthened federal privacy and security provisions governing protected health information. Among other things, the HITECH Act expanded certain aspects of the HIPAA privacy and security rules, imposed new notification requirements related to health data security breaches, broadened the rights of the U.S. Department of Health and Human Services (“HHS”) to enforce HIPAA, and directed HHS to publish more specific security standards. In January 2013, the Office for Civil Rights of HHS published the HIPAA omnibus final rule (“HIPAA Final Rule”), which amended certain aspects of the HIPAA privacy, security, and enforcement rules pursuant to the HITECH Act, extending certain HIPAA obligations to business associates and their subcontractors. Certain components of our business act as “business associates” within the meaning of HIPAA and are subject to these additional obligations under the HIPAA Final Rule.
Also, the European Parliament and the Council of the European Union adopted the pan-European General Data Protection Regulation (“GDPR”), effective from May 2018, which increased privacy rights for individuals (“Data Subjects”), including individuals who are our customers, suppliers, and employees. The GDPR extended the scope of responsibilities for data controllers and data processors, and generally imposes increased requirements and potential penalties on companies that are either established in the EU and process personal data of Data Subjects (regardless the Data Subject location), or that are not established in the EU but that offer goods or services to Data Subjects in the EU or monitor their behavior in the EU. Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues, and Data Subjects may seek damages. Individual member states may impose additional requirements and penalties regarding certain limited matters such as employee personal data. With respect to the personal data it protects, the GDPR requires, among other things, controller accountability, consents from Data Subjects or another acceptable legal basis to process the personal data, notification within 72 hours of a personal data breach where required, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data. The GDPR also provides rights to Data Subjects relating notably to information, access, rectification and erasure of the personal data and the right to object to the processing.
In the U.S., the CCPA, which increases the privacy protections afforded California residents, became effective in January 2020. The CCPA generally requires companies, such as us, to institute additional protections regarding the collection, use and disclosure of certain personal information of California residents. Compliance with the obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them. Regulations were released in August 2020, there remains some uncertainty about how the CCPA will be interpreted by the courts and enforced by the regulators. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties and litigation, any of which may negatively impact our reputation, require us to expend significant resources, and harm our business. Furthermore, California voters approved the CPRA in November 2020, which amends and expands the CCPA, including by providing consumers with additional rights with respect to their personal information, and creating a new state agency, the California Privacy Protection Agency, to enforce the CCPA and the CPRA. The CPRA came into effect on January 1, 2023, applying to information collected by business on or after January 1, 2022.
Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive personal privacy laws, backed by significant civil penalties for non-compliance. Virginia and Colorado were both successful in passing privacy legislation in 2021, becoming effective on January 1, 2023 and July 1, 2023, respectively. In 2022, privacy legislation passed in Connecticut, effective July 1, 2023, and Utah, effective December 31, 2023. While we believe we have substantially compliant programs and controls in place to comply with the GDPR, CCPA, CPRA and state law requirements, our compliance with data privacy and cybersecurity laws is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.
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
Through our proprietary, technologically based suite of products, we offer customers a variety of competitive alternatives. We believe that our tradition of reliable service, our name recognition and large customer base built on solid customer relationships, position us well to participate in this significant aspect of the distribution business. We continue to explore ways and means to improve and expand our online presence and capabilities, including our online commerce offerings and our use of various social media outlets.
International Transactions
U.S. and foreign import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products. We also are subject to certain U.S. and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, as well as other types of foreign requirements similar to those imposed in the U.S. These laws and regulations have been the subject of increasing enforcement activity globally in recent years.
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
See “Item 1A. Risk Factors” for a discussion of additional burdens, risks and regulatory developments that may affect our business results of operations and financial condition.
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
As of April 29, 2023, we had approximately 7,600 full-time employees, of which approximately 6,200 were employed in the U.S.

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
We believe that a diverse and inclusive workforce makes our company stronger, and we encourage our teams to bring their authentic selves to Patterson every day. Our UNITES team is a volunteer-led initiative that has driven various diversity and inclusion efforts, including the launch of employee-led affinity groups for our LGBTQA and under-represented employee populations. Acting on the recommendation of the affinity groups, Patterson added Martin Luther King, Jr. Day as a company-paid holiday in 2023 in recognition of this important day to honor the sacrifices he made for racial equality. Patterson has several programs in place to support the advancement of women in the workplace, both internally and in the industries we serve. Patterson has launched an enterprise-wide Inclusive Leader program that all leaders will participate in by the end of 2023. As of April 29, 2023, 42.0% of our U.S. workforce and 41.3% of our management was female. In addition, as of that date, 24.1% of our U.S. workforce and 16.5% of our management was ethnically diverse.
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
COMPANY RISKS
Wide-spread public health concerns may adversely affect our animal health and dental businesses, as we experienced, and may continue to experience, with the COVID-19 pandemic.
Given our dependence on the willingness of dental patients and veterinary customers to seek elective care, our results of operations and financial condition may be negatively impacted by the effects of disease outbreaks, epidemics, pandemics, and similar wide-spread public health concerns. For example, global health concerns relating to the COVID-19 pandemic adversely impacted, and may continue to adversely impact, consumer spending and business spending habits, which adversely impacted, and may continue to adversely impact, our financial results and the financial results of our customers, suppliers and business partners. Despite the World Health Organization declaring an end to the COVID-19 pandemic emergency, we may again experience adverse impacts as a result of the global economic impact of the COVID-19 pandemic or other wide-spread public health concerns, including any recession that may occur in the future, any prolonged period of economic slowdown, or reluctance of customers to seek care. These factors may also exacerbate the effects of other risks we face.
Actual and potential impacts on us from the COVID-19 pandemic include, but are not limited to:
•    Interrupted operations of industries that use the products we distribute. Prior restrictions on the operations of dental and veterinary offices and interruptions in meat and swine packing operations adversely impacted our fiscal results in the past and drove the full goodwill impairment of our animal health business in fiscal 2020. Although these restrictions and interruptions have eased across our markets, continuing economic uncertainty remains.
•    Inventory write-downs of personal protective equipment (PPE). After manufacturing caught up to the increased demand for PPE, prices dropped substantially, impacting our margins and requiring us to write down certain inventory.
•    Reduced willingness to be in public. Although mandates and recommendations designed to limit the transmission of COVID-19 have lifted, consumer behavior remains uncertain and will depend on the actual and potential for additional resurgences of COVID-19.

•    Risks of remote and hybrid work. Following an abrupt shift to working remotely at the beginning of the pandemic, we have implemented more flexible working arrangements, including permanent work from home, hybrid and office-based arrangements. We have also taken steps to reduce our physical footprint in an effort to improve efficiency and productivity. Implementing these modified business practices could have a negative impact on employee morale, strain our business continuity plans, and introduce operational risk (including but not limited to cybersecurity risks).
•    Interruptions in manufacturing or distribution of products we distribute. Outbreaks of new COVID-19 variants in the communities in which we operate could adversely affect our ability to operate our distribution activities, and our suppliers could experience similar manufacturing interruptions.
We are dependent on our suppliers and exposed to the risks of their businesses, because we generally do not manufacture the products we sell.
We obtain substantially all of the products we distribute from third parties. If a supplier is unable to deliver product in a timely and efficient manner, whether due to financial difficulty, natural disaster, pandemic, the failure to comply with applicable government requirements or other reasons, we could experience lost sales. We have experienced, and may continue to experience, disruptions in the supply chains for third-party manufacturing of certain products we distribute, including delays in obtaining or inability to obtain raw materials, inflated price of product inputs, disruptions in operations of logistics service providers and resulting delays in shipments. Customers may be unwillingness to accept such delays.
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
In addition, there is considerable concentration within our animal health and dental businesses with a few key suppliers. A portion of the products we distribute is sourced, directly or indirectly, from countries outside the U.S. including China. Our ability or the ability of our suppliers to successfully source materials may be adversely affected by changes in U.S. laws, including trade tariffs on the importation of certain products from China as a result trade tensions between the U.S. and China. We may experience a disruption in the flow of imported product from China, or an increase in the cost of those goods attributable to increased tariffs, restrictions on trade, or other changes in laws and policies governing foreign trade. In addition, political or financial instability, currency exchange rates, labor unrest, pandemic or other events could slow distribution activities and adversely affect foreign trade beyond our control.
We generally do not have long-term contracts with our suppliers, so they may be discontinued or changed abruptly. Changes in the structure of purchasing relationships might include changing from a “buy/sell” to an agency relationship (or the reverse), or changing the method in which products are taken to market, including the possibility of manufacturers creating or expanding direct sales forces or otherwise reducing their reliance on third-party distribution channels. We compete with certain manufacturers, including some of our own suppliers, that sell directly to customers as well as to wholesale distributors and online businesses that compete with price transparency. An extended interruption in the supply of products would have an adverse effect on our results of operations, and a reduction in our role as a value-added service provider would result in reduced margins on product sales.
Disruption to our distribution capabilities, including service issues with our third-party shippers, could materially adversely affect our results.
Weather, natural disaster, fire, terrorism, pandemic, strikes, civil unrest, geopolitical events or other reasons could impair our ability to distribute products and conduct our business. If we are unable to manage effectively such events if they occur, there could be an adverse effect on our business, results of operations and financial condition. Similarly, increases in service costs or service issues with our third-party shippers, including strikes or other service interruptions, could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis. For example, in the event a potential United Parcel Service strike occurs, our business could experience shipping delays, which could result in canceled customer orders, unanticipated inventory accumulation or shortages, and reduced revenue and net income. We ship almost all of our orders through third-party delivery services, and often times bear the cost of shipment. We have recently experienced increases in the cost of shipping, and it is possible that such cost increases could be material in the future. Our ability to provide same-day shipping and next-day delivery is an integral component of our business strategy.

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
Due to generational and other trends in the dental and animal health industries, our customer base is increasingly interested in having the latest technologies to manage their business. In order to effectively offer solutions that keep pace with rapidly changing technologies and customer expectations, we must acquire, develop or offer new technology products and solutions. If we fail to accurately anticipate and meet our customers’ needs through the acquisition, development or distribution of new products, technologies and service offerings, if we fail to adequately protect our intellectual property rights, if the products we distribute and services we provide are not widely accepted or if current or future offerings fail to meet applicable regulatory requirements, we could lose customers to our competitors. In addition, if technology investments do not achieve the intended results, we may write-off the investments, and we face the risk of claims from system users that the systems failed to produce the intended result or negatively affected the operation of our customers’ businesses. Any such claims could be expensive and time-consuming to defend, cause us to lose customers and associated revenue, divert management’s attention and resources, or require us to pay damages.
Changes in supplier rebates or other purchasing incentives could negatively affect our business.
The terms on which we purchase or sell products from many suppliers may entitle us to receive a rebate or other purchasing incentive based on the attainment of certain growth goals. Suppliers may reduce or eliminate rebates or incentives offered under their programs, or increase the growth goals or other conditions we must meet to earn rebates or incentives to levels that we cannot achieve. Increased competition either from generic or equivalent branded products could result in reduced margins and failure to earn rebates or incentives that are conditioned upon achievement of growth goals. Also, decreases in the market prices of products that we sell could cause customers to demand lower sales prices from us. These price reductions could further reduce our margins and profitability on sales with respect to the lower-priced products. Additionally, factors outside of our control, such as customer preferences, consolidation of suppliers or supply issues, can have a material impact on our ability to achieve the growth goals established by our suppliers, which may reduce the amount of rebates or incentives we receive.
Sales of private label products entail additional risks, including the risk that such sales could adversely affect our relationships with suppliers.
We distribute certain private label products that are manufactured by our suppliers and are available exclusively from us. Beyond the risks that normally accompany the distribution of products, our sourcing, marketing and selling of private label products subject us to incremental risks, including but not limited to potential product liability risks, mandatory or voluntary product recalls, potential supply chain and distribution chain disruptions, and potential intellectual property infringement risks. In addition, an increase in the sales of our private label products may negatively affect our sales of products owned by our suppliers which, consequently, could adversely impact certain of our supplier relationships. Our ability to locate qualified, economically stable suppliers who satisfy our requirements, and to acquire sufficient products in a timely and effective manner, is critical to ensuring, among other things, that customer confidence is not diminished. As a distribution company, any failure to develop sourcing relationships with a broad and deep supplier base could adversely affect our financial performance and erode customer loyalty. In addition, we are exposed to the risk that our competitors or our customers may introduce their own private label, generic, or low-cost products that compete with our products at lower price points. Such products could capture significant market share or decrease market prices overall, eroding our sales and margins.
The products we sell are subject to market and technological obsolescence.
The products we distribute are subject to technological obsolescence outside of our control. We depend on suppliers to regularly develop and pour marketing dollars into the launch of new and enhanced products. For example, during fiscal 2023, one of our primary suppliers of dental equipment did not release any significant product introductions and, as a consequence, customers who may have replaced existing equipment with new equipment, did not do so. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results.
Our failure to successfully innovate and develop new and enhanced software and e-services products could negatively affect our business.
Our growth depends on our investment in the development of software and e-services products and the market traction achieved by such offerings. If we fail to accurately predict future customer needs and preferences or fail to produce viable software and e-services products, we may invest heavily in product commercialization that does not lead to significant sales, which would adversely affect our profitability. Even if we successfully innovate and develop new and enhanced software and e-services products, we may incur substantial costs in doing so, and our profitability may suffer. Furthermore, our software and e-services products also may contain undetected errors or bugs when introduced, or as new versions are released. Any such defects may result in increased expenses and could adversely affect our reputation and our relationships with the customers using such products. We do not have any patents on our software or e-services products, and rely upon copyright, trademark and trade secret laws, as well as contractual and common-law protections. We cannot provide assurance that such legal protections will be available, adequate or enforceable in a timely manner to protect our software or e-services products. Our software and e-services products may fail to remain competitive and may fail to anticipate market demands for functionality. In addition, the cost to replace defective products may not generate commensurate benefit.
Patterson’s continued success depends on positive perceptions of Patterson’s reputation.
Customers do business with Patterson and employees choose Patterson as a place of employment due to the reputation that Patterson has built over many years. To be successful in the future, Patterson must continue to preserve, grow and leverage the value of Patterson’s brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish Patterson’s brand. In addition, maintaining consistent product quality, competitive pricing, and availability of our private label products is essential to developing and maintaining customer loyalty and brand awareness. These products often have higher margins than national brand products. If one or more of these brands experience a loss of consumer acceptance or confidence, our sales and gross margin could be adversely affected.
Illicit human use of pharmaceutical products we distribute could adversely affect human health and safety, our reputation and our business.
The pharmaceutical products our animal health business sells are approved for use under specific circumstances in specific species. Such products could, if misused or abused by humans, adversely affect human health and safety, our reputation and our business. For instance, xylazine, which is an FDA-approved prescription veterinary tranquilizer found in certain analgesic products we distribute, has been found to be increasingly and illicitly used, knowingly or unknowingly, by humans – frequently in combination with other drugs. As a result, xylazine has become the subject of regulatory, public health, legal and political focus. Law enforcement agencies are pressing for xylazine to be listed as a federal controlled substance and several states, including Ohio, Pennsylvania, West Virginia and Florida, have already done so, which measures are likely to increase the cost of distribution of such products. Illicit use of such products may increase the risk of regulatory enforcement and civil litigation.
Risks inherent in acquisitions and dispositions could offset the anticipated benefits, and we may face difficulty in efficiently and effectively integrating acquired businesses.
As a part of our business strategy, we acquire and dispose of assets and businesses in the ordinary course. Maintaining or improving our price-to-earnings ratio, of which the market price of our common stock is commonly thought to be a function, requires effective execution of our growth strategy, including achieving inorganic earnings per share growth. Acquisitions and dispositions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability, and may not result in the expected benefits.
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
As we operate through two strategic business units, we consolidate the distribution, information technology, human resources, financial and other administrative functions of those business units jointly to meet their needs while addressing distinctions in the individual markets of those segments. We may not be able to do so effectively and efficiently. In addition, if we acquire technology, manufacturing or other businesses ancillary to our core distribution operations, any such newly acquired business may require the investment of additional capital and significant involvement of our senior management to integrate such business with our operations, which could place a strain on our management, other personnel, resources and systems.
Turnover or loss of key personnel or highly skilled employees, including executive officers, could disrupt our operations and any inability to attract and retain personnel could harm our business.
Our future success depends partly on the continued service of our highly qualified and well-trained key personnel, including executive officers. Any unplanned turnover or our failure to develop an adequate succession plan for key positions could reduce our institutional knowledge base and erode our competitive advantage. While our Board of Directors and management actively monitor our succession plans and processes for our executive leadership team, our business could be adversely impacted if we lose key personnel unexpectedly. Competition for senior management is intense and we may not be successful in attracting and retaining key personnel. In addition, reduced employment pools have contributed to increased labor shortages and employee turnover within our organization. These trends have led to, and could in the future lead to, increased costs, such as labor inflation, which we are currently experiencing, and increased overtime to meet demand.
Risks generally associated with information systems, software products and cybersecurity attacks could adversely affect our results of operations.
We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze and store customer, product, supplier, and employee data to conduct our business. Our IS are vulnerable to natural disasters, power losses, computer viruses, telecommunication failures, cybersecurity threats, and other problems. We increasingly rely upon server- and Internet-based technologies to run our business and to store our data and our customers’ data, which depend on continuous Internet access and may carry additional cybersecurity risks relative to those posed by legacy technologies. From time to time, we have had to address non-material security incidents and we expect to experience security incidents in the future. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Data breaches and any unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, disrupt key business operations, and divert attention of management.
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

Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, disruption of our customers’ operations, loss or damage to our data delivery systems, corruption of data, and increased costs to prevent, respond to or mitigate cybersecurity events. Cybersecurity attacks against our IT systems or third-party providers’ IT systems, such as cloud-based systems, could result in exposure of confidential information, the modification of critical data, and/or the failure of critical operations. Furthermore, due to geopolitical tensions and remote and hybrid working conditions, the risk of cyber-attacks may be elevated. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches.
Our IS or the software products we sell may fail for extended period of time. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers. We may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.
Our business and operations are subject to risks related to climate change.
The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, certain of our operations and facilities are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to distribution or fulfillment centers of our third-party suppliers, loss or spoilage of inventory and business interruption caused by such events. Insurance may not be available or cost effective for the coverage limits needed. In addition, the increased focus of federal, state, and local governments on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements.
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
Our ability to comply with these covenants may be adversely affected by events beyond our control, including economic, financial and industry conditions. A covenant breach may result in an event of default, which could allow our lenders to terminate the commitments under the credit agreement, declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable, and exercise other rights and remedies, and, through cross-default provisions, would entitle our other lenders to accelerate their loans. If this occurs, we may not be able to refinance the accelerated indebtedness on acceptable terms, or at all, or otherwise repay the accelerated indebtedness.
In addition, borrowings under certain of our debt instruments are made at variable rates of interest and expose us to interest rate volatility. Due to interest rate increases during fiscal 2023, our debt service obligations on variable rate indebtedness increased even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decreased. Our debt service obligations on variable rate indebtedness will continue to increase if interest rates continue to increase.

Our governing documents, other documents to which we are a party, and Minnesota law may discourage takeovers and business combinations that our shareholders might prefer.
Anti-takeover provisions of our articles of incorporation, bylaws, and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further shareholder approval, may issue up to approximately 30 million shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act regarding “control share acquisitions” and “business combinations.” We may also, in the future, consider adopting additional anti-takeover measures. In addition, certain equity plans predating our Omnibus Incentive Plan provide for acceleration of awards thereunder upon a change in control or other events of acceleration, as defined in those plans. The foregoing, and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company.
INDUSTRY RISKS
The dental and animal health supply markets are highly competitive, and we may not be able to compete successfully.
Our competitors include national, regional and local full-service distributors, mail-order distributors and Internet-based businesses. Some of our competitors have greater resources than we do, or operate through different sales and distribution models that could allow them to compete more successfully. Our failure to compete effectively and/or pricing pressures resulting from such competition may adversely impact our business, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. In addition, most of the products we distribute are available from multiple sources, and our customers tend to have relationships with several different distributors who can fulfill their orders. If any of our competitors are more successful with respect to any key competitive factor such as technological advances or low-cost business models with the ability to operate at high gross margins, our sales and profitability could be adversely affected. Increased competition from any supplier of dental or animal health products could adversely impact our financial results. Additional competitive pressure could arise from, among other things, limited demand growth or a significant number of additional competitive products or services being introduced into a particular market, the emergence of new competitors, the unavailability of products, price reductions by competitors, price transparency (which is further promoted by price aggregators), and the ability of competitors to capitalize on their economies of scale. Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce the role of distributors. These suppliers could sell their products at lower prices and maintain a higher gross margin on product sales than we can. In addition, our ability to deliver market growth is challenged by an animal health product mix that is weighted toward lower growth, lower margin parts of the value chain.
The dental and animal health supply markets are consolidating, including vertical integration in the production animal market, and we may not be able to compete successfully.
Consolidation has increased among dental and animal health manufacturers and distributors, which could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with lower cost business models are able to offer lower prices but retain high gross margin. In recent years there has also been a trend towards consolidation in the industries that buy the products and services we distribute, including dental practices, veterinary practices and animal producers, and the formation of group purchasing organizations, provider networks and buying groups designed to leverage volume discounts. In addition, the vertical integration we have seen and expect to continue within the production animal business limits the number of purchasing decision-makers we can impact, which could also affect our margins. We also face pricing pressure from branded pharmaceutical manufacturers which could adversely affect our sales and profitability. We may be unable to anticipate and effectively respond to competitive change, and our failure to compete effectively may limit and/or reduce our revenue, profitability and cash flow.
Our animal health segment is exposed to the risks of the production animal business, including changes in consumer demand, the cyclical livestock market, weather conditions and the availability of natural resources, and other factors outside our control, as well as risks of the companion animal business, including the possibility of disease adversely affecting the pet population.

Demand for our production animal health products can be negatively influenced by factors including: weather conditions (including those that may be related to climate change), varying weather patterns and weather-related pressures from pests; changes in consumer preferences away from food animal products, including increased promotions and publicity for food products containing plant-based protein; supply chain disruptions including due to cyberattack, or actions by animal rights activists; and outbreaks of diseases affecting animals, any of which could reduce herd sizes or affect consumer preferences, and regulations related to food-producing animals. Reductions in herd size would ultimately decrease the demand for the products we distribute, including micro feed ingredients, animal health products, and dairy sanitation solutions, as well as the development and implementation of systems for feed, health, information and production animal management. In recent years, outbreaks of various diseases, including African Swine Fever, avian influenza, foot-and-mouth disease, bovine spongiform encephalopathy (otherwise known as BSE or mad cow disease) and porcine epidemic diarrhea virus (otherwise known as PEDv), have impacted the animal health business. The discovery of additional cases of any of these, or new diseases may result in additional restrictions on animal proteins, reduced herd sizes, or reduced demand for animal protein.
In addition, there has been consumer concern and consumer activism with respect to additives (including, without limitation, antibiotics and growth promotants) used in the production of animal products, including growing consumer sentiment for proteins and dairy products produced without the use of antibiotics or other products intended to increase animal production. These concerns have resulted in increased regulation and changing market demand. If there is an increased public perception that consumption of food derived from animals that utilize additives we distribute poses a risk to human health, there may be a further decline in the production of those food products and, in turn, our sales of those products. Furthermore, regulatory restrictions and bans could result in the removal from market of products in these categories, which would adversely affect our sales.
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
Veterinary hospitals and practitioners depend on visits from the animals under their care. Veterinarians’ patient volume and ability to operate could be adversely affected if there is a reduction in the companion animal population, such as due to disease outbreak. Furthermore, the industry is facing a veterinarian and veterinary technician labor shortage and new regulations permitting non-economic and punitive damages for pet owners in case of wrongful death or injury.
Our dental segment is exposed to the risks of the health care industry, including changes in demand due to political, economic and regulatory influences, and other factors outside our control.
Aspects of the dental market are impacted by price competition that is driven in part by the consolidation of dental practices, innovation and product advancements, and the price sensitivity of customers. Many dental participants are consolidating to create larger and more integrated provider systems with greater market power. We expect additional consolidation in the dental industry in the future. As consolidation accelerates, the economies of scale of our customers may grow. If a customer experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing customers may choose to contract directly with suppliers for certain supply categories. In addition, as customers consolidate, these providers may try to use their market power to negotiate price reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our customers of products and services that compete with our products and services.
Increased OTC and e-commerce sales of products we sell could adversely affect our business.
Dental and companion animal health products are becoming increasingly available to consumers at competitive prices from sources other than traditional health care supply and distribution sources, including human health product pharmacies, Internet pharmacies, big-box retailers and other online e-commerce solutions, and consumers are increasingly seeking such alternative sources of supply. Dental products are readily available from major U.S. online e-commerce retailers and businesses such as Chewy.com and Amazon are licensed or becoming licensed as veterinary mail order pharmacies to offer pharmacy products directly to consumers in all 50 U.S. states. If federal regulations were to permit veterinarian-client-patient relationships to be established virtually, which is a focus of lobbyists that appears to be gaining traction, we may face additional competitive pressure. Even where prescriptions must be written by a veterinarian, companion animal owners may shift to these services for home delivery. In addition, companion animal owners may substitute human health products for animal-health products if they deem human health products to be acceptable, lower-cost alternatives. Furthermore, decreased emphasis on veterinary visits, and increased consumer choice through e-commerce retailers could reduce demand for veterinarian-based services. The continued advancement of online e-commerce by third parties will require us to cost-effectively adapt to changing technologies, to enhance existing services and to differentiate our business (including with additional value-added services) to address changing demands of consumers and our customers on a timely basis. We may be unable to anticipate and effectively respond to shifts in consumer traffic patterns and direct-to-consumer buying trends.
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
LITIGATION AND REGULATORY RISKS
We are subject to a variety of litigation and governmental inquiries and investigations.
We are subject to a variety of litigation incidental to our business, including product liability claims, intellectual property claims, employment claims, commercial disputes, and other matters arising out of the ordinary course of our business, including securities litigation. From time to time we are named as a defendant in cases as a result of our distribution of products. Additionally, purchasers of private-label products may seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims. Another potential risk we face in the distribution of products is liability resulting from counterfeit or tainted products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability or legal action that could harm our reputation. From time to time, we also receive and respond to governmental inquiries and investigations, including subpoenas for the production of documents. Defending against such claims, and responding to such governmental inquiries and investigations, may divert our resources and management’s attention over lengthy periods of time, may be expensive, and may require that we pay substantial monetary awards or settlements, pay fines or penalties, or become subject to equitable remedies (including but not limited to the revocation of or non-renewal of licenses). We may be subject to claims in excess of available insurance or not covered by insurance or indemnification agreements, or claims that result in significant adverse publicity. Furthermore, the outcome of litigation is inherently uncertain.
If we fail to comply with laws and regulations relating to health care fraud or other laws and regulations, we could suffer penalties or be required to make significant changes to our operations.
We are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations, including those referred to as “false claims laws” and “anti-kickback” laws. Health care fraud measures may implicate, for example, our relationships with pharmaceutical manufacturers, our pricing and incentive programs for physician and dental practices, and our practice management products that offer billing-related functionality. Failure to comply with fraud and abuse laws and regulations could result in significant civil and criminal penalties and costs, including treble damages and substantial civil penalties under the federal False Claims Act as well as potential loss of licenses and the ability to participate in federal and state health care programs, criminal penalties, or imposition of a corporate compliance monitor. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private regulators could result in reputational harm and the incurring of substantial costs. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties, as well as other fraud and abuse laws. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of noncompliance.
Change and uncertainty in the health care industry could materially adversely affect our business.
Laws and regulations affecting the health care industry in the U.S., including the ACA, have changed and may continue to change the landscape in which our industry operates. Foreign government authorities may also adopt reforms of their health systems. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us. The Biden Administration has indicated that it will be more aggressive in its pursuing alleged violations of law, and has revoked certain guidance that would have limited governmental use of informal agency guidance to pursue such violations. In recent years, there has been increasing scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the President, and various states, including several bills that have been introduced on a federal level. Such legislation, if enacted, could have the potential to impose additional costs on our business. One provision of the ACA, the Sunshine Act, requires us to collect and report detailed information regarding certain financial relationships we have with covered recipients, including physicians, dentists, teaching hospitals and certain other non-physician practitioners. We may also be required to report under certain state transparency laws that address circumstances not covered by the Sunshine Act, and some of these state laws, as well as the federal law, can be unclear. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. Our compliance with these rules imposes additional costs on us. In the U.S., government actions to seek to increase health-related price transparency may also affect our business.
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
Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the sale and distribution of, and third-party payment for, pharmaceuticals and medical devices, and human cells, tissue and cellular and tissue-based products (“HCT/P products”) and animal feed and supplements. Among other things, such laws, and the regulations promulgated thereunder:
•    regulate the introduction, manufacture, advertising, marketing and promotion, sampling, pricing and reimbursement, labeling, packaging, storage, handling, returning or recalling, reporting, and distribution of, and record keeping for drugs, HCT/P products and medical devices, including requirements with respect to unique medical device identifiers;
•    subject us to inspection by the FDA and the DEA and similar state authorities;
•    regulate the storage, transportation and disposal of products considered hazardous materials;
•    regulate the distribution and storage of pharmaceuticals and controlled substances;
•    require us to advertise and promote our drugs and devices in accordance with FDA requirements;
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
•    impose on us reporting requirements if a pharmaceutical, HCT/P product or medical device causes serious illness, injury or death;
•    require manufacturers, wholesalers, repackagers and dispensers of prescription drugs to identify and trace certain prescription drugs as they are distributed;
•    require the licensing of prescription drug wholesalers and third-party logistics providers; and
•    mandate compliance with standards for the recordkeeping, storage and handling of prescription drugs, and associated reporting requirements.
There also have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy, departments of health, and the FDA, to regulate the pharmaceutical distribution system. Any failure to comply with any of these laws and regulations, or new interpretations of existing laws and regulations, or the enactment of any new or additional laws and regulations, could materially adversely affect our business. When we discover situations of non-compliance we seek to remedy them and bring the affected area back into compliance. If it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, substantial civil and criminal fines and penalties, mandatory recall of product, seizure of product and injunction, consent decrees, and suspension or limitation of product sale and distribution. If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses. Non-compliance with government requirements could also adversely affect our ability to participate in federal and state government health care programs, such as Medicare and Medicaid, and damage our reputation.
We remain subject to compliance certification obligations through our reporting for fiscal 2023 as required by the non-prosecution agreement that was entered into in connection with the investigation of our subsidiary Animal Health International by the U.S. Attorney’s Office for the Western District of Virginia. This investigation resulted in Animal Health International pleading guilty to a strict liability misdemeanor offense in connection with its failure to comply with federal law relating to the sales of prescription animal health products, and a total criminal fine and forfeiture of $52.8 million. In the course of our business, we also may be subject to other fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. The occurrence of any of these events may divert management's attention, cause us to suffer reputational harm and adversely affect our business, financial condition and results of operations.
If we fail to comply with evolving laws and regulations relating to confidentiality of sensitive personal information or standards in electronic health records or transmissions, we could be required to make significant product changes, or incur substantial liabilities.
Our practice management products and services include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals. Both we and our customers are subject to numerous and evolving laws, regulations and industry standards, such as HIPAA and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records. The legal environment surrounding data privacy is demanding with the frequent imposition of new and changing regulatory requirements. Furthermore, our products may be used as part of our customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws. We are also subject to non-healthcare-specific requirements of the countries and states in which we operate which govern the handling, storage, use and protection of personal information, such as the California Consumer Privacy Act, or CCPA, which is a state statute intended to enhance privacy rights and consumer protection for residents of California, the California Privacy Rights Act, or CPRA, that became effective on January 1, 2023, and the pan-European General Data Protection Regulation, or GDPR. Additionally, Virginia, Colorado, Connecticut and Utah recently passed comprehensive privacy legislation, and several privacy bills have been proposed both at the federal and state level that may result in additional legal requirements that impact our business.
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
Both in the U.S. and abroad, these laws and regulations continue to evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. If we fail to comply with such laws and regulations, we could be required to make significant changes to our products or services, or incur substantial fines, penalties, or other liabilities. The costs of compliance with, and the other burdens imposed by, new or existing laws or regulatory actions may prevent us from selling the products or services we distribute, or increase the costs of doing so, and may affect our decision to distribute such products or services. Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain or use patient information, or could require us to incur significant additional costs to conform to these legal requirements.
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
We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions which are extremely complex and subject to varying interpretations. From time to time, various legislative initiatives may be proposed that could materially adversely affect our tax positions. In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion and a new a 1% excise tax on “net repurchases” of corporate stock. This provision is effective for tax years beginning after December 31, 2022. We are currently evaluating the impact of this new legislation and there can be no assurance that our effective tax rate will not be adversely affected by this legislation or any other legislative initiatives. In addition, although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
Our international operations are subject to inherent risks that could adversely affect our business.
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
GENERAL RISKS
Uncertain macro-economic conditions, including inflationary pressure, could materially adversely affect demand for dental and animal health products and services.
We are subject to uncertain macro-economic conditions that affect the economy and the economic outlook of the United States and other parts of the world in which we operate. In particular, recessionary or inflationary conditions and depressed levels of consumer and commercial spending may cause dental and animal health customers to reduce, modify, delay or cancel plans to purchase the products we distribute and services we provide, may cause dental and animal health professionals to decrease or stop investing in their practices, and may cause suppliers to reduce their output or change their terms of sale. Increased fuel and energy costs (for example, the price of gasoline) and recent and prospective banking failures may adversely affect consumer confidence and, thereby, reduce dental and veterinary office visits. In addition, the average interest rate in our contract portfolio may not increase at the same rate as interest rate markets, resulting in a reduction of gain on contract sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a rate more similar to the interest rate markets. Tension between the U.S. and China, as well as the conflict between Russia and Ukraine, also are creating increased global and economic uncertainty, which could adversely affect spending on the dental and animal health products and services we distribute. Global political issues also could adversely impact the ability of U.S. producers to export finished protein products to other countries in the world. Furthermore, although inflation did not materially impact our results of operations in fiscal 2023, cost inflation during fiscal 2023, including wage inflation, generally increased our operating costs, including our cost of goods, transportation costs, labor costs and other administrative costs. We may face significantly higher and sustained rates of inflation, with subsequent increases in operational costs that we may be unable to pass through to our dental and animal health customers.
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
As of April 29, 2023, PLSI operated the following 13 fulfillment centers (seven primary centers) totaling 1.0 million square feet:
•two dental fulfillment centers (Hawaii and Texas);
•four animal health fulfillment centers (Alabama, Colorado and Texas (two)); and
•seven fulfillment centers that distribute dental and animal health products (California, Florida, Indiana, Iowa, Pennsylvania, South Carolina and Washington).
Approximately 90% of the PLSI fulfillment center space is owned.
Dental
The Dental segment is headquartered in our principal executive offices, and maintains sales and administrative offices at approximately 55 locations across 39 states in the U.S. and 10 locations in Canada, the majority of which are leased. Operations in Canada are supported by fulfillment centers located in Quebec and Alberta. In fiscal 2023, we sold a 100,000 square-foot facility and entered into a lease for a portion of the building to reflect our need for less physical space.
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
Holders
On June 14, 2023, the number of holders on record of common stock was 1,633. The transfer agent for Patterson’s common stock is EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, Minnesota 55120, telephone: (800) 468-9716.
Dividends
In fiscal 2023, a quarterly cash dividend of $0.26 per share was declared throughout the year. In fiscal 2023, dividends were declared each quarter, with payment occurring in the subsequent quarter. We currently expect to declare and pay quarterly cash dividends in the future, but any future dividends will be subject to approval by our Board of Directors, which will depend on our earnings, capital requirements, operating results and financial condition, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Accordingly, there can be no assurance that we will declare and pay dividends in the future at the same rate or at all.
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024.
The following table presents activity under the stock repurchase plan during the fourth quarter of fiscal 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 29, 2023 to February 25, 2023	—	$—	—	$450,000,000
February 26, 2023 to March 25, 2023	739,418	27.05	739,418	430,000,009
March 26, 2023 to April 29, 2023	764,728	26.80	764,728	409,508,014
	1,504,146	$26.92	1,504,146	$409,508,014

Performance Graph
The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 28, 2018, through April 29, 2023, with the cumulative return over the same time period on the same amount invested in the S&P Mid-Cap 400, the S&P 500 Healthcare Index and the Dow Jones U.S. Health Care Index. We are transitioning to the Dow Jones U.S. Health Care Index as our industry index because it includes a broader scope of healthcare companies and such companies have a median market capitalization closer to Patterson’s.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

DOLLARS
200
150
100
50
0
4/28/2018
4/27/2019
4/25/2020
4/24/2021
4/30/2022
4/29/2023
Patterson Companies, Inc.
S&P 500 Healthcare Index
S&P Mid-Cap 400
Dow Jones U.S. Health Care Index

	Fiscal Year Ending
	4/28/2018	4/27/2019	4/25/2020	4/24/2021	4/30/2022	4/29/2023
Patterson Companies, Inc.	100.00	96.54	71.39	161.79	153.85	140.64
S&P Mid-Cap 400	100.00	106.02	84.78	152.32	140.58	142.46
S&P 500 Healthcare Index	100.00	108.44	125.28	157.11	168.24	175.26
Dow Jones U.S. Health Care Index	100.00	108.73	125.88	160.34	164.84	171.45

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our financial information for fiscal 2023 is summarized in this Management’s Discussion and Analysis and the Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment, turnkey digital solutions and value-added services to dentists and dental laboratories throughout North America. Animal Health is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results.
Operating margins of the animal health business are lower than the dental business. While operating expenses run at a lower rate in the animal health business when compared to the dental business, gross margins in the animal health business are lower due generally to the low margins experienced on the sale of pharmaceutical products.
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2023 ended on April 29, 2023 and consisted of 52 weeks. Fiscal 2022 ended on April 30, 2022 and consisted of 53 weeks. Fiscal 2021 ended on April 24, 2021 and consisted of 52 weeks. Fiscal 2024 will end on April 27, 2024 and will consist of 52 weeks.
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
Factors Affecting Our Results
Macro-economic Conditions. We are impacted by various conditions that create uncertainty in our macro-economic environment. We experienced increases in our operating costs related to cost inflation and supply chain disruption and implemented price increases in response; however, cost inflation did not materially impact our net results of operations in fiscal 2023. Rising interest rates increased the interest expense on variable rate indebtedness. We continue to monitor recovery from the disruption of the COVID-19 pandemic and the deflationary impacts on PPE as the supply chain and demand for PPE stabilized.
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
Fiscal 2022 Legal Reserve. On August 27, 2021, we signed a memorandum of understanding to settle the federal securities class action complaint against Patterson Companies, Inc. and its former CEO and former CFO filed by Plymouth County Retirement System on March 28, 2018. Under the terms of the settlement, Patterson agreed to pay $63.0 million to resolve the case. Although we agreed to settle this matter, we expressly deny the allegations of the complaint and all liability. Our insurers consented to the settlement and contributed an aggregate of $35.0 million to fund the settlement and to reimburse us for certain costs and expenses of the litigation. As a result of the foregoing, we recorded a pre-tax reserve of $63.0 million in other accrued liabilities in the consolidated balance sheets in our Corporate segment during the first quarter of fiscal 2022 related to the probable settlement of this litigation (the "Fiscal 2022 Legal Reserve"). During the first quarter of fiscal 2022, we also recorded a receivable of $27.0 million in prepaid expenses and other current assets in the consolidated balance sheets in our Corporate segment related to probable insurance recoveries, which amount was paid into the litigation settlement escrow as required by the memorandum of understanding. The net expense of $36.0 million was recorded in operating expenses in our consolidated statements of operations and other comprehensive income. We recorded a gain of $8.0 million during the second quarter of fiscal 2022 in our Corporate segment to account for our receipt of carrier reimbursement of previously expended fees and costs. On June 10, 2022, the U.S. District Court for the District of Minnesota entered an order granting final approval to the settlement.
Gains on Vetsource Investment. In fiscal 2022, we sold a portion of our investment in Vetsource, with a carrying value of $25.8 million, for $56.8 million. We recorded a pre-tax gain of $31.0 million in gains on investments in our consolidated statements of operations and other comprehensive income as a result of this sale. The cash received of $56.8 million is reported within investing activities in our consolidated statements of cash flows. We also recorded a pre-tax non-cash gain of $31.0 million to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56.8 million. This gain was recorded in gains on investments in our consolidated statements of operations and other comprehensive income. Concurrent with the sale, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25.8 million in gains on investments in our consolidated statements of operations and other comprehensive income as a result of this transaction. The aggregate gains on investments of $87.8 million are reported within operating activities in our consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value.
Gain on Vets Plus Investment. In fiscal 2022, we sold a portion of our investment in Vets Plus with a carrying value of $4.0 million for $17.1 million. We recorded a pre-tax gain of $13.1 million in gains on investments in our consolidated statements of operations and other comprehensive income as a result of this sale. This $13.1 million pre-tax gain is reported within operating activities in our consolidated statements of cash flows. The cash received of $17.1 million is reported within investing activities in our consolidated statements of cash flows.
COVID-19. The COVID-19 pandemic had a significant impact on our businesses in fiscal 2021 as we implemented cost reduction measures in response to closures and other steps taken by governmental authorities. Within our Dental segment, supply chain disruptions and an increased demand for PPE initially resulted in back orders of PPE, causing substantial price increases. We had to prepay suppliers in order to obtain PPE for resale to our customers, and as manufacturing caught up to increased demand for PPE, prices dropped, impacting our margins and requiring us to write down certain inventory. Furthermore, the COVID-19 pandemic has and may continue to affect demand for the goods and services we distribute as a result of the impact it has had and may continue to have on our customers.
Inventory Donation Charges. In fiscal 2022, we committed to donate certain personal protective equipment to charitable organizations to assist with COVID-19 recovery efforts. We recorded a charge of $49.2 million within cost of sales in our consolidated statements of operations and other comprehensive income as a result ("Inventory Donation Charges") in the first quarter of fiscal 2022. These charges were driven by our intention to not sell these products, but rather to donate them to charitable organizations. Of the $49.2 million expense recorded, $47.2 million and $2.0 million was recorded within our Dental and Animal Health segments, respectively.

Results of Operations
The following table summarizes our results as a percent of net sales:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.8	80.2	79.6
Gross profit	21.2	19.8	20.4
Operating expenses	16.9	17.4	16.8
Operating income	4.3	2.4	3.6
Other income (expense), net	(0.1)	1.7	(0.2)
Income before taxes	4.2	4.1	3.4
Income tax expense	1.0	1.0	0.8
Net income	3.2	3.1	2.6
Net loss attributable to noncontrolling interests	—	—	—
Net income attributable to Patterson Companies, Inc.	3.2%	3.1%	2.6%
Fiscal 2023 Compared to Fiscal 2022
Net sales. Consolidated net sales in fiscal 2023 were $6,471.5 million, a decrease of 0.4% from $6,499.4 million in fiscal 2022. Sales were negatively impacted by an estimated 1.8% due to the extra week of results in the prior year period. Foreign exchange rate changes had an unfavorable impact of 1.7% on fiscal 2023 sales. Organic growth in Dental, Animal Health and Corporate segments partially offset these unfavorable impacts. The impact of acquisitions for fiscal 2023 contributed a net increase in sales of approximately 0.2%.
Dental segment sales decreased 1.0% to $2,492.1 million in fiscal 2023 from $2,516.1 million in fiscal 2022. Sales were negatively impacted by an estimated 1.7% due to the extra week of results in the prior year period. Foreign exchange rate changes had an unfavorable impact of 0.6% on fiscal 2023 sales. Sales of consumables decreased 4.6%, sales of equipment increased 3.0%, and sales of value-added services and other increased 6.2% in fiscal 2023. Dental consumable sales decreased primarily due to the extra week in prior year period, as well as due to lower sales of PPE.
Animal Health segment sales decreased 0.5% to $3,964.9 million in fiscal 2023 from $3,982.9 million in fiscal 2022. Sales were negatively impacted by an estimated 1.8% due to the extra week of results in the prior year period. Foreign exchange rate changes had an unfavorable impact of 2.4% on fiscal 2023 sales. Acquisitions contributed 0.3% to Animal Health sales in 2023. Excluding the impact of the extra week of results in the prior year period, both Production Animal and Companion Animal sales grew in fiscal 2023.
Gross profit. Consolidated gross profit margin increased 140 basis points from the prior year to 21.2%, driven primarily by the impact of the $49.2 million Inventory Donation Charges in the prior year period and higher net sales in our Corporate segment in fiscal 2023. Excluding the impact of the Inventory Donation Charges, the gross profit margin rate increased approximately 60 basis points as compared to the prior year. The gross profit margin rate increased in both our Animal Health and Dental segments in fiscal year 2023 as compared to fiscal year 2022.
Operating expenses. Consolidated operating expenses for fiscal 2023 were $1,097.0 million, a 3.1% decrease from the prior year of $1,132.1 million. We incurred lower operating expenses during fiscal 2023 primarily due to the impact of the Fiscal 2022 Legal Reserve as well as realizing a $3.6 million gain on sale of an office building in fiscal 2023. The consolidated operating expense ratio of 16.9% decreased 50 basis points from the prior year period, which was also driven by these same factors.
Operating income. Fiscal 2023 operating income was $276.0 million, or 4.3% of net sales, as compared to $157.0 million, or 2.4% of net sales, in fiscal 2022. The increase in operating income was primarily due to the impact of the Inventory Donation Charges and the Fiscal 2022 Legal Reserve recorded in the prior year period and a higher consolidated gross margin rate in fiscal 2023.

Dental segment operating income was $237.3 million for fiscal 2023, an increase of $57.1 million from fiscal 2022. The increase was primarily driven by the expense associated with the Inventory Donation Charges in the prior year period, an increase in gross margin rate and a $3.6 million gain on sale of an office building in fiscal 2023.
Animal Health segment operating income was $127.0 million for fiscal 2023, an increase of $12.6 million from fiscal 2022. The increase was primarily driven by a higher gross profit margin rate, partially offset by higher operating expenses, in fiscal 2023.
Corporate segment operating loss was $88.3 million for fiscal 2023, as compared to a loss of $137.6 million for fiscal 2022. The change was primarily driven by the impact of the Fiscal 2022 Legal Reserve in the prior year period and higher customer financing net sales recorded during fiscal 2023.
Other income (expense). Net other expense was $5.8 million in fiscal 2023, compared to net other income of $109.3 million in fiscal 2022. We recorded higher net other income in fiscal 2022 due to the impact of the gain on Vetsource investment of $87.8 million and the gain on Vets Plus investment in prior year period, and higher interest expense driven by interest rates in fiscal 2023.
Income tax expense. The effective income tax rate for fiscal 2023 was 23.5%, compared to 24.2% for fiscal 2022. The decrease in the rate was primarily due to provision to return adjustments and a prior period income tax reserve adjustment.
Net income attributable to Patterson Companies, Inc. and earnings per share. Net income attributable to Patterson Companies Inc. was $207.6 million in fiscal 2023, compared to $203.2 million in fiscal 2022. Earnings per diluted share were $2.12 in fiscal 2023, compared to $2.06 in fiscal 2022. Weighted average diluted shares in fiscal 2023 were 97.8 million, compared to 98.5 million in fiscal 2022. The fiscal 2023 and fiscal 2022 cash dividend declared was $1.04 per common share.
Fiscal 2022 Compared to Fiscal 2021
See Item 7 in our 2022 Annual Report on Form 10-K filed June 29, 2022.
Liquidity and Capital Resources
Net cash used in operating activities was $754.9 million in fiscal 2023, compared to $981.0 million in fiscal 2022 and $730.5 million in fiscal 2021. Net cash used in operating activities in fiscal 2023 was primarily due to the impact of our Receivables Securitization Program. Net cash used in operating activities in fiscal 2022 was primarily due to the impact of our Receivables Securitization Program and a net increase in inventory, inclusive of the impact of the $49.2 million Inventory Donation Charges, partially offset by an increase in accounts payable. Net cash used in operating activities in fiscal 2021 was primarily due to the impact of our Receivables Securitization Program, as well as an increase in accounts payable.
Net cash provided by investing activities was $901.6 million in fiscal 2023, compared to $1,239.0 million in fiscal 2022 and $810.7 million in fiscal 2021. Collections of deferred purchase price receivables were $998.9 million, $1,213.5 million and $834.0 million in fiscal 2023, 2022 and 2021, respectively. In fiscal 2023, we recorded cash receipts of $15.2 million from a sale of an office building and used cash of $33.3 million for acquisitions and $15.0 million to purchase a Dental investment. In fiscal 2022, we recorded cash receipts of $75.9 million from the sale of investments and used $19.8 million to acquire Miller Vet. Capital expenditures were $64.2 million, $38.3 million and $25.8 million in fiscal 2023, 2022 and 2021, respectively. We expect to use a total of approximately $70 million for capital expenditures in fiscal 2024.
Net cash used in financing activities in fiscal 2023 was $126.5 million, driven by $101.3 million for dividend payments, $55.5 million in share repurchases and $1.5 million for payments on long-term debt, partially offset by $16.0 million draw on our revolving line of credit. Net cash used in financing activities in fiscal 2022 was $253.2 million, driven by $101.1 million for dividend payments, $100.8 million for payments on long-term debt, $35.0 million in share repurchases and $24.0 million attributed to payments on our revolving line of credit. Net cash used in financing activities in fiscal 2021 was $22.6 million, driven by $75.2 million for dividend payments, partially offset by $53.0 million attributed to draws on our revolving line of credit.
In fiscal 2023, 2022 and 2021, a quarterly cash dividend of $0.26 per share was declared each quarter, with payment occurring in the subsequent quarter. We currently expect to declare and pay quarterly cash dividends in the future, but any future dividends will be subject to approval by our Board of Directors, which will depend on our earnings, capital requirements, operating results and financial condition, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Accordingly, there can be no assurance that we will declare and pay dividends in the future at the same rate or at all.
In fiscal 2021, we entered into an amendment, restatement and consolidation of certain credit agreements with various lenders, including MUFG Bank, Ltd, as administrative agent. This amended and restated credit agreement (the “Credit Agreement”) consisted of a $700.0 million revolving credit facility and a $300.0 million term loan facility, and was set to mature no later than February 2024.
In fiscal 2023, we amended and restated the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement consists of a $700.0 million revolving credit facility and a $300.0 million term loan facility, and will mature no later than October 2027. We used the Amended Credit Agreement facilities to refinance and consolidate the Credit Agreement, and pay the fees and expenses incurred therewith. We expect to use the Amended Credit Agreement to finance our ongoing working capital needs and for other general corporate purposes.
As of April 29, 2023, $298.5 million was outstanding under the Amended Credit Agreement term loan at an interest rate of 6.08% and $45.0 million was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 5.93%. As of April 30, 2022, $300.0 million was outstanding under the Credit Agreement term loan at an interest rate of 1.89%, and $29.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.54%.
On March 16, 2021, our Board of Directors approved a new share repurchase authorization for up to $500 million of our company's common stock through March 16, 2024, replacing the March 2018 share repurchase authorization for up to $500 million of common stock which had expired and under which no repurchases had been made. As of April 29, 2023, $409.5 million remains available under the current repurchase authorization.
We have $159.7 million in cash and cash equivalents as of April 29, 2023, of which $61.6 million is in foreign bank accounts. See Note 12 to the Consolidated Financial Statements for further information regarding our intention to permanently reinvest these funds. Included in cash and cash equivalents as of April 29, 2023 is $33.1 million of cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. See Note 5 to the Consolidated Financial Statements for further information.
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG Bank, Ltd. ("MUFG") serving as the agent. We utilize PDC Funding, a consolidated, wholly owned subsidiary, to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. The capacity under the agreement with MUFG at April 29, 2023 was $525 million.

Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II, a consolidated, wholly owned subsidiary, sells financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. The capacity under the agreement with Fifth Third at April 29, 2023 was $100 million.
Our financing business is described in further detail in Note 5 to the Consolidated Financial Statements.
Contractual Obligations
A summary of our contractual obligations as of April 29, 2023 was as follows (in thousands):

	Payments due by year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt principal	$489,000	$36,000	$134,000	$319,000	$—
Long-term debt interest	105,006	25,247	43,242	36,517	—
Operating leases	114,881	31,482	38,031	16,846	28,522
Total	$708,887	$92,729	$215,273	$372,363	$28,522
As of April 29, 2023 our gross liability for uncertain tax positions, including interest and penalties, was $9.9 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.
For a more complete description of our contractual obligations, see Notes 10 and 11 to the Consolidated Financial Statements.
Working Capital Management
The following table summarizes our average accounts receivable days sales outstanding and average annual inventory turnover for the past three fiscal years:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Days sales outstanding	25.0	25.2	25.9
Inventory turnover	6.2	6.6	6.1
Foreign Operations
We derive foreign sales from Dental operations in Canada, and Animal Health operations in Canada and the U.K. Fluctuations in currency exchange rates have not significantly impacted earnings, as these fluctuations impact sales, cost of sales and operating expenses. Changes in exchange rates adversely affected net sales by $108.5 million in fiscal 2023, while they positively impacted net sales by $41.0 million and $28.4 million in fiscal 2022 and 2021, respectively. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.
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
Consumable product, equipment, software and parts sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point, in which case sales are recorded upon shipment. Technical service labor is recognized as it is provided. Revenue derived from equipment support and software services is recognized ratably over the period in which the support and services are provided.
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
Estimates for returns, damaged goods, rebates, loyalty programs and other revenue allowances are made at the time the revenue is recognized based on the historical experience for such items. The receivables that result from the recognition of revenue are reported net of related allowances. We maintain a valuation allowance based upon the expected collectability of receivables held. Estimates are used to determine the valuation allowance and are based on several factors, including historical collection data, economic trends, and credit worthiness of customers. Receivables are written off when we determine the amounts to be uncollectible, typically upon customer bankruptcy or non-response to continuous collection efforts. The portions of receivable amounts that are not expected to be collected during the next twelve months are classified as long-term.
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
Goodwill and Other Indefinite-Lived Intangible Assets – Goodwill and other indefinite-lived intangible assets are not amortized but rather are tested at least annually as of the beginning of the fourth quarter for impairment, or more often if events or circumstances indicate the carrying value of the asset may not be recoverable.
Goodwill impairment testing is performed at the reporting unit level, which represents an operating segment or a component of an operating segment. We have two reporting units; Dental and Animal Health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units.
We perform a qualitative evaluation or a quantitative test to assess goodwill for impairment. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for one or both reporting units and perform a quantitative impairment test.
If performed, the quantitative goodwill impairment test compares the fair value of each reporting unit to the reporting unit's carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, an impairment loss will be recognized. Any goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The determination of fair value requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Patterson conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations.
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
We performed qualitative assessments for our goodwill impairment tests in fiscal 2023. No impairments were recorded in fiscal 2023, 2022, or 2021 as a result of goodwill and other indefinite-lived impairment tests performed.
Recoverability of Long-Lived Assets – Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of customer relationships, trade names and trademarks. When impairment exists, the related assets are written down to fair value using level 3 inputs, as discussed further in Note 7 to the Consolidated Financial Statements.
Recoverability of Development Costs of Software to be Sold - At the end of each fiscal quarter, we compare the unamortized capitalized costs of software to be sold to its net realizable value. If the unamortized amount exceeds the net realizable value, an impairment is recorded. If the unamortized capitalized costs are less than the net realizable value of that asset, then there is no impairment.
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
We are exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although we do not currently have foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have changed net sales by approximately $95.2 million for the fiscal year ended April 29, 2023. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. We estimate that if foreign currency exchange rates changed by 10%, the impact would have been approximately $5.2 million to income before taxes for the fiscal year ended April 29, 2023.
The Amended Credit Agreement consists of a $300.0 million term loan facility and a $700.0 million revolving credit facility, which will mature no later than October 2027. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $3.4 million annual impact on our income before taxes.
Our earnings are also affected by fluctuations in short-term interest rates through the investment of cash balances and the practice of selling fixed rate equipment finance contracts under agreements with both a commercial paper conduit and a bank that provide for pricing based on variable interest rates.
When considering the exposure under the agreements whereby we sell equipment finance contracts to both a commercial paper conduit and bank, the interest rates in our facilities are priced based on SOFR or commercial paper rates plus a defined spread. In addition, the majority of the portfolio of installment contracts generally turns over in less than 48 months, and we can adjust the rate we charge on new customer contracts at any time. Therefore, in times where the interest rate markets are not rapidly increasing or decreasing, the average interest rate in the portfolio generally moves with the interest rate markets and thus would parallel the underlying interest rate movement of the pricing built into the sale agreements. In calculating the gain on the contract sales, we use an interest rate curve that approximates the maturity period of the then-outstanding contracts. If increases in the interest rate markets occur, the average interest rate in our contract portfolio may not increase at the same rate, resulting in a reduction of gain on the contract sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a more similar rate to the interest rate markets. We have forward interest rate swap agreements in order to hedge against interest rate fluctuations that impact the amount of net sales we record related to these contracts. These interest rate swap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs. As a result of entering into these interest rate swap agreements, we estimate that a 10% change in interest rates would have less than a $1.0 million annual impact on our income before taxes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Patterson Companies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Patterson Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 29, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 29, 2023 and April 30, 2022, the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 29, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 21, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
June 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Patterson Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. (the Company) as of April 29, 2023 and April 30, 2022, the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 29, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 29, 2023 and April 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 21, 2023 expressed an unqualified opinion thereon.
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

Development costs of software to be sold impairment

Description of the Matter
At April 29, 2023, the Company’s unamortized capitalized development costs of software to be sold was $71.5 million. As discussed in Note 1 of the consolidated financial statements, at the end of each fiscal quarter these unamortized capitalized costs of software to be sold are compared to its net realizable value. If the unamortized capitalized costs are less than the net realizable value of that asset, then there is no impairment.

Auditing management’s comparison of unamortized capitalized development costs of software to be sold to its net realizable value was complex and highly judgmental due to the significant estimation required in determining the net realizable value of the asset. For software to be sold, the estimate of the net realizable value was sensitive to significant assumptions, such as forecasted revenue and related revenue growth rates, capitalizable costs and labor expenses, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to compare unamortized capitalized costs of software to be sold to its net realizable value, including controls over management’s budgeting and forecasting process used to develop the projected future revenue, capitalizable costs and labor expenses used in the fair value estimates, as well as controls over management’s review of the significant data and assumptions described above.

To test the estimated fair value of the unamortized capitalized development costs of software to be sold, we performed audit procedures that included, among others, assessing the valuation methodologies used by management and testing the significant assumptions discussed above. We compared the significant assumptions used by management to current industry, market and economic trends, historical actuals, as well as other relevant factors. We assessed the reasonableness of forecasted future revenue by comparing the forecasts to historical software sales results and industry data regarding growth in cloud software market. We assessed the reasonableness of future capitalizable costs and labor expenses by comparing the estimates to historical actuals and presentations of planned enhancements. We also performed sensitivity analyses of significant assumptions to evaluate the significance of changes in the recoverability that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1985.
Minneapolis, Minnesota
June 21, 2023

PATTERSON COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 29, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$159,669	$142,014
Receivables, net of allowance for doubtful accounts of $3,667 and $5,913	477,384	447,162
Inventory	795,072	785,604
Prepaid expenses and other current assets	351,011	304,242
Total current assets	1,783,136	1,679,022
Property and equipment, net	212,283	213,140
Operating lease right-of-use assets, net	92,956	70,722
Long-term receivables, net	121,717	138,812
Goodwill, net	156,420	140,630
Identifiable intangibles, net	231,873	252,614
Investments	160,022	139,182
Other non-current assets, net	120,739	107,508
Total assets	$2,879,146	$2,741,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$724,993	$681,321
Accrued payroll expense	82,253	102,266
Other accrued liabilities	168,696	173,734
Operating lease liabilities	28,390	29,348
Current maturities of long-term debt	36,000	—
Borrowings on revolving credit	45,000	29,000
Total current liabilities	1,085,332	1,015,669
Long-term debt	451,231	488,554
Non-current operating lease liabilities	67,376	43,332
Deferred income taxes	119,143	120,414
Other non-current liabilities	37,529	31,026
Total liabilities	1,760,611	1,698,995
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 96,350 and 96,762 shares issued and outstanding	964	968
Additional paid-in capital	233,706	200,520
Accumulated other comprehensive loss	(89,262)	(81,516)
Retained earnings	972,127	921,704
Total Patterson Companies, Inc. stockholders' equity	1,117,535	1,041,676
Noncontrolling interests	1,000	959
Total stockholders’ equity	1,118,535	1,042,635
Total liabilities and stockholders’ equity	$2,879,146	$2,741,630
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Net sales	$6,471,471	$6,499,405	$5,912,066
Cost of sales	5,098,526	5,210,318	4,708,936
Gross profit	1,372,945	1,289,087	1,203,130
Operating expenses	1,096,974	1,132,085	992,523
Operating income	275,971	157,002	210,607
Other income (expense):
Gains on investments	—	101,809	—
Other income, net	27,826	27,731	13,608
Interest expense	(33,636)	(20,288)	(24,284)
Income before taxes	270,161	266,254	199,931
Income tax expense	63,563	64,540	44,822
Net income	206,598	201,714	155,109
Net loss attributable to noncontrolling interests	(959)	(1,496)	(872)
Net income attributable to Patterson Companies, Inc.	$207,557	$203,210	$155,981
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$2.14	$2.09	$1.63
Diluted	$2.12	$2.06	$1.61
Weighted average shares:
Basic	97,027	97,277	95,599
Diluted	97,815	98,514	96,664
Dividends declared per common share	$1.04	$1.04	$1.04
Comprehensive income
Net income	$206,598	$201,714	$155,109
Foreign currency translation gain (loss)	(8,788)	(19,966)	33,405
Cash flow hedges, net of tax	1,042	1,042	1,042
Comprehensive income	$198,852	$182,790	$189,556
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Non-controlling interests	Total
	Number	Amount
Balance at April 25, 2020	95,947	$959	$146,606	$(97,039)	$799,652	$(16,061)	$2,327	$836,444
Foreign currency translation	—	—	—	33,405	—	—	—	33,405
Cash flow hedges	—	—	—	1,042	—	—	—	1,042
Net income (loss)	—	—	—	—	155,981	—	(872)	155,109
Dividends declared	—	—	—	—	(99,892)	—	—	(99,892)
Common stock issued	866	9	1,270	—	—	—	—	1,279
Stock based compensation	—	—	21,223	—	—	—	—	21,223
ESOP activity	—	—	—	—	—	16,061	—	16,061
Balance at April 24, 2021	96,813	968	169,099	(62,592)	855,741	—	1,455	964,671
Foreign currency translation	—	—	—	(19,966)	—	—	—	(19,966)
Cash flow hedges	—	—	—	1,042	—	—	—	1,042
Net income (loss)	—	—	—	—	203,210	—	(1,496)	201,714
Dividends declared	—	—	—	—	(102,257)	—	—	(102,257)
Common stock issued	981	10	7,616	—	—	—	—	7,626
Repurchases of common stock	(1,032)	(10)	—	—	(34,990)	—	—	(35,000)
Stock based compensation	—	—	23,805	—	—	—	—	23,805
Contribution from noncontrolling interest	—	—	—	—	—	—	1,000	1,000
Balance at April 30, 2022	96,762	968	200,520	(81,516)	921,704	—	959	1,042,635
Foreign currency translation	—	—	—	(8,788)	—	—	—	(8,788)
Cash flow hedges	—	—	—	1,042	—	—	—	1,042
Net income (loss)	—	—	—	—	207,557	—	(959)	206,598
Dividends declared	—	—	—	—	(101,662)	—	—	(101,662)
Common stock issued	1,608	16	17,643	—	—	—	—	17,659
Repurchases of common stock	(2,020)	(20)	—	—	(55,472)	—		(55,492)
Stock based compensation	—	—	15,543	—	—	—	—	15,543
Contribution from noncontrolling interest	—	—	—	—	—	—	1,000	1,000
Balance at April 29, 2023	96,350	$964	$233,706	$(89,262)	$972,127	$—	$1,000	$1,118,535
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Operating activities:
Net income	$206,598	$201,714	$155,109
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	45,772	44,180	41,669
Amortization	37,932	37,812	37,227
Gains on investments	—	(101,809)	—
Bad debt expense	3,450	2,769	2,559
Non-cash employee compensation	15,543	23,805	30,488
Deferred income taxes	(1,993)	(4,718)	(10,760)
Non-cash losses (gains) and other, net	654	(1,431)	1,318
Change in assets and liabilities:
Receivables	(1,047,075)	(1,144,833)	(916,694)
Inventory	(11,086)	(53,871)	91,193
Accounts payable	43,095	80,904	(268,338)
Accrued liabilities	(21,714)	(27,630)	85,849
Other changes from operating activities, net	(26,028)	(37,886)	19,861
Net cash used in operating activities	(754,852)	(980,994)	(730,519)
Investing activities:
Additions to property and equipment and software	(64,220)	(38,308)	(25,788)
Payments related to acquisitions, net of cash acquired	(33,280)	(19,793)	—
Collection of deferred purchase price receivables	998,912	1,213,497	833,958
Sale of investments	—	75,942	396
Payments related to investments	(15,000)	—	—
Other investing activities	15,155	7,690	2,097
Net cash provided by investing activities	901,567	1,239,028	810,663
Financing activities:
Dividends paid	(101,346)	(101,111)	(75,183)
Repurchases of common stock	(55,492)	(35,000)	—
Payments on long-term debt	(1,500)	(100,750)	—
Draw (payment) on revolving credit	16,000	(24,000)	53,000
Other financing activities	15,854	7,627	(462)
Net cash used in financing activities	(126,484)	(253,234)	(22,645)
Effect of exchange rate changes on cash	(2,576)	(6,030)	7,801
Net change in cash and cash equivalents	17,655	(1,230)	65,300
Cash and cash equivalents at beginning of period	142,014	143,244	77,944
Cash and cash equivalents at end of period	$159,669	$142,014	$143,244
Supplemental disclosures:
Income taxes paid	$62,081	$83,549	$48,924
Interest paid	19,623	14,633	15,234
Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$1,008,741	$1,122,627	$900,578
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2023
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2023 ended on April 29, 2023 and consisted of 52 weeks. Fiscal 2022 ended on April 30, 2022 and consisted of 53 weeks. Fiscal 2021 ended on April 24, 2021 and consisted of 52 weeks. Fiscal 2024 will end on April 27, 2024 and will consist of 52 weeks.
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
Cash and Cash Equivalents
Cash equivalents consist primarily of investments in money market funds and government securities. The maturity of these securities at the time of purchase is 90 days or less. All cash and cash equivalents are classified as available-for-sale and carried at cost, which approximates fair value.
Inventory
Inventory consists of merchandise held for sale and is stated at the lower of cost or market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory and freight costs incurred in connection with the delivery of product to our distribution centers and our other locations. Cost is determined using the last-in, first-out ("LIFO") method for all inventories, except for foreign inventories, which are valued using the first-in, first-out ("FIFO") method. Inventories valued at LIFO represented 81% and 85% of total inventories at April 29, 2023 and April 30, 2022, respectively.
The accumulated LIFO reserve was $146,915 and $130,959 at April 29, 2023 and April 30, 2022, respectively. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

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
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill and other indefinite-lived intangible assets are not amortized but rather are tested at least annually at the beginning of the fourth quarter for impairment, or more often if events or circumstances indicate the carrying value of the asset may not be recoverable.
Goodwill impairment testing is done at the reporting unit level, which represents an operating segment or a component of an operating segment. We have two reporting units; Dental and Animal Health. Our Corporate reportable segment's assets and liabilities, and net sales and expenses, are allocated to the two reporting units.
We perform a qualitative evaluation or a quantitative test to assess goodwill for impairment. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for one or both reporting units and perform a quantitative impairment test.
If performed, the quantitative goodwill impairment test compares the fair value of each reporting unit to the reporting unit's carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, an impairment loss will be recognized. Any goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The determination of fair value requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Patterson conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations.
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
We performed qualitative assessments for our goodwill impairment tests in fiscal 2023. No impairments were recorded in fiscal 2023, 2022, or 2021 as a result of goodwill and other indefinite-lived impairment tests performed.
Recoverability of Long-Lived Assets
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
Other Non-current Assets, Net

	April 29, 2023	April 30, 2022
Development costs of software to be sold, net	$71,467	$64,513
Other	49,272	42,995
Other non-current assets, net	$120,739	$107,508
During fiscal 2023, 2022 and 2021, we recorded $9,068, $7,267 and $2,346, respectively, of amortization expense related to the development costs of software to be sold in cost of sales within the consolidated statements of operations and other comprehensive income.

Recoverability of Development Costs of Software to be Sold
At the end of each fiscal quarter, we compare the unamortized capitalized costs of software to be sold to its net realizable value. If the unamortized amount exceeds the net realizable value, an impairment is recorded. If the unamortized capitalized costs are less than the net realizable value of that asset, then there is no impairment.
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
Consumable product, equipment, software and parts sales are recorded upon delivery, except in those circumstances where terms of the sale are FOB shipping point, in which case sales are recorded upon shipment. Technical service labor is recognized as it is provided. Revenue derived from equipment support and software services is recognized ratably over the period in which the support and services are provided.
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
Contract asset balances as of April 29, 2023 and April 30, 2022 were $1,338 and $134, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At April 29, 2023 and April 30, 2022, contract liabilities of $36,850 and $38,581 were reported in other accrued liabilities, respectively. During the fiscal year ended April 29, 2023, we recognized $35,594 of the amount previously deferred at April 30, 2022.

Patterson Advantage Loyalty Program
The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. Costs of the program and changes in the corresponding liability are recognized as reductions to net sales. As of April 29, 2023, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 88.0% of the maximum potential amount that could be redeemed. We recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
Freight and Delivery Charges
Freight and delivery charges are included in cost of sales in the consolidated statements of operations and other comprehensive income.
Advertising
We expense all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total net advertising and promotional expenses were $6,888, $1,532 and $134 for fiscal 2023, 2022 and 2021, respectively. There were no deferred direct-marketing expenses included in the consolidated balance sheets as of April 29, 2023 and April 30, 2022.
Related Party Transactions
We have interests in a number of entities that are accounted for using the equity method. During fiscal 2023, 2022 and 2021, we made purchases of $198,712, $193,625 and $111,339 from these entities, respectively. During fiscal 2023, 2022 and 2021, we recorded net sales of $123,271, $117,347 and $93,577 to these entities, respectively.
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
Other Income (Expense), Net

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Gain on interest rate swap agreements	$9,968	$15,835	$1,151
Investment income and other	17,858	11,896	12,457
Other income (expense), net	$27,826	$27,731	$13,608
Comprehensive Income
Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedge losses was $321, $321 and $321 for fiscal 2023, 2022 and 2021, respectively.
Earnings Per Share ("EPS")
The amount of basic EPS is computed by dividing net income attributable to Patterson Companies, Inc. by the weighted average number of outstanding common shares during the period. The amount of diluted EPS is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents, when dilutive, during the period.
The following table sets forth the denominator for the computation of basic and diluted EPS. There were no material adjustments to the numerator.

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Denominator for basic EPS – weighted average shares	97,027	97,277	95,599
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	788	1,237	1,065
Denominator for diluted EPS – weighted average shares	97,815	98,514	96,664
Potentially dilutive securities representing 932, 772 and 1,014 shares for fiscal 2023, 2022 and 2021, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
Recent Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” in March 2020 and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” in January 2021. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as LIBOR which began to be phased out at the end of 2021, to alternate reference rates. These standards were effective upon issuance. We transitioned our financial instruments that previously utilized LIBOR as the reference rate in fiscal 2023. We note this transition did not have a significant impact on our financial statements.
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
The total purchase price for these acquisitions is $37,535, which includes holdbacks of $4,255 that will be paid on the 24 month anniversary of the closing dates and working capital adjustments of $23 which were paid in the fourth quarter of fiscal 2023. As of the acquisition date, we have recorded $17,300 of identifiable intangibles, $16,040 of goodwill and net tangible assets of $4,233 in our condensed consolidated balance sheets related to these acquisitions. Goodwill, which is deductible for income tax purposes, was increased by $272 subsequent to acquisition date as a result of working capital adjustments. Goodwill was recorded within the Animal Health segment and represents the expected benefit of integrating these value-added platforms with our existing operations. We have included their results of operations in our financial statements since the date of acquisition within the Animal Health segment. The accounting for these acquisitions is not complete because certain information and analysis that may impact our initial valuations are still being obtained or reviewed. The acquisitions did not materially impact our financial statements, and therefore pro forma results are not provided.
During the first quarter of fiscal 2022, we acquired substantially all of the assets of Miller Vet Holdings, LLC, a multiregional veterinary distributor, for total cash consideration of $19,793 and liabilities assumed of $6,799. We have included its results of operations in our financial statements since the date of acquisition within our Animal Health segment. This acquisition allows us to grow our presence in the companion animal market and drive increased operating leverage and synergies. As of the acquisition date, we recorded $14,000 of identifiable intangibles, $1,063 of goodwill and net tangible assets of $4,796 in our consolidated balance sheets related to this acquisition. Goodwill, which is deductible for income tax purposes, was reduced by $66 subsequent to the acquisition date as a result of working capital adjustments. The accounting for the acquisition was complete as of April 30, 2022. The acquisition did not materially impact our financial statements, and therefore pro forma results are not provided.
3. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following:

	April 29, 2023	April 30, 2022
Cash on hand	$111,892	$138,828
Money market funds	47,777	3,186
Total	$159,669	$142,014
Cash on hand is generally in interest earning accounts. Included in cash and cash equivalents in the consolidated balance sheets are $33,072 and $39,106 as of April 29, 2023 and April 30, 2022, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. See Note 5 for additional information.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of April 29, 2023, of which $200,000 was utilized.
We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of April 29, 2023 and April 30, 2022, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the consolidated balance sheets were $429,853 and $396,443, respectively. Sales of trade receivables under this facility were $3,718,167, $3,643,700, and $3,171,456, and cash collections from customers on receivables sold were $3,684,412, $3,632,145 and $3,094,060 during the fiscal years ended 2023, 2022 and 2021, respectively.
The DPP receivable is recorded at fair value within the consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the consolidated statements of operations and other comprehensive income, we recorded losses of $11,403, $3,247 and $3,338 during fiscal 2023, 2022 and 2021, respectively, related to the Receivables.
The following rollforward summarizes the activity related to the DPP receivable:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Beginning DPP receivable balance	$195,764	$183,999	$117,327
Non-cash additions to DPP receivable	960,909	1,052,938	768,619
Cash collections on DPP receivable	(928,727)	(1,041,173)	(701,947)
Ending DPP receivable balance	$227,946	$195,764	$183,999
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
First, we operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at April 29, 2023 was $525,000.
Second, we maintain an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchases customers’ financing contracts. PDC Funding II sells its financing contracts to Fifth Third. We receive the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with Fifth Third. The capacity under the agreement with Fifth Third at April 29, 2023 was $100,000.
We service the financing contracts under both arrangements, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.
The portion of the purchase price for the receivables held by the conduits is deemed a DPP receivable, which is paid to the applicable special purpose entity as payments on the customers’ financing contracts are collected by Patterson from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related receivables and recorded in net sales in the consolidated statements of operations and other comprehensive income. Expenses incurred related to customer financing activities are recorded in operating expenses in our consolidated statements of operations and other comprehensive income.
During fiscal 2023, 2022 and 2021, we sold $261,853, $314,732 and $369,497 of contracts under these arrangements, respectively. In net sales in the consolidated statements of operations and other comprehensive income, we recorded losses of $4,082, $18,379 and $2,048 during fiscal 2023, 2022 and 2021, respectively, related to these contracts sold. Cash collections on financed receivables sold were $302,851, $426,188 and $401,535 during the fiscal years ended 2023, 2022 and 2021, respectively.
Included in cash and cash equivalents in the consolidated balance sheets are $33,072 and $39,106 as of April 29, 2023 and April 30, 2022, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the consolidated balance sheets are $77,646 and $58,190 as of April 29, 2023 and April 30, 2022, respectively, of finance contracts we have not yet sold. A total of $555,763 of finance contracts receivable sold under the arrangements was outstanding at April 29, 2023. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Beginning DPP receivable balance	$125,332	$227,967	$228,019
Non-cash additions to DPP receivable	47,832	69,689	131,959
Cash collections on DPP receivable	(70,185)	(172,324)	(132,011)
Ending DPP receivable balance	$102,979	$125,332	$227,967
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at April 29, 2023.
6. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 29, 2023, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of August 2030. We sold an identical interest rate cap to the same bank. As of April 29, 2023, PDC Funding II had purchased an interest rate cap from a bank with a notional amount of $100,000 and a maturity date of September 2029. We sold an identical interest rate cap to the same bank.
These interest rate cap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change in fair value as income or expense during the period in which the change occurs.
In January 2014, we entered into a forward interest rate swap agreement with a notional amount of $250,000 and accounted for it as a cash flow hedge, in order to hedge interest rate fluctuations in anticipation of refinancing the 5.17% senior notes due March 25, 2015. These notes were repaid on March 25, 2015 and replaced with new $250,000 3.48% senior notes due March 24, 2025. A cash payment of $29,003 was made in March 2015 to settle the interest rate swap. This amount is recorded in other comprehensive income, net of tax, and is recognized as interest expense over the life of the related debt.
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
As of April 30, 2022, the remaining notional amount for interest rate swap agreements was $574,144, with the latest maturity date in fiscal 2029. During fiscal 2023, we entered into forward interest rate swap agreements with a notional amount of $214,805. As of April 29, 2023, the remaining notional amount for interest rate swap agreements was $551,504, with the latest maturity date in fiscal 2030.

Net cash receipts of $7,626 were received and net cash payments of $6,770 were made in fiscal 2023 and 2022, respectively, to settle a portion of our liabilities related to these interest rate swap agreements. These payments and receipts are reflected as cash flows in the consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the consolidated balance sheets:

Derivative type	Classification	April 29, 2023	April 30, 2022
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$5,875	$3,875
Interest rate contracts	Other non-current assets	23,210	19,871
Total asset derivatives		$29,085	$23,746
Liabilities:
Interest rate contracts	Other accrued liabilities	$267	$250
Interest rate contracts	Other non-current liabilities	12,993	10,013
Total liability derivatives		$13,260	$10,263
The following tables present the pre-tax effect of derivative instruments on the consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Fiscal Year Ended
Derivatives in cash flow hedging relationships	Statements of operations location	April 29, 2023	April 30, 2022	April 24, 2021
Interest rate contracts	Interest expense	$(1,363)	$(1,363)	$(1,363)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statements of operations location	April 29, 2023	April 30, 2022	April 24, 2021
Interest rate contracts	Other income, net	$9,968	$15,835	$1,151
There were no gains or losses recognized in other comprehensive income on cash flow hedging derivatives in fiscal 2023, 2022 or 2021.
We recorded no ineffectiveness during fiscal 2023, 2022 or 2021. As of April 29, 2023, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
7. Fair Value Measurements
Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	April 29, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$47,777	$47,777	$—	$—
DPP receivable - receivables securitization program	227,946	—	—	227,946
DPP receivable - customer financing	102,979	—	—	102,979
Derivative instruments	29,085	—	29,085	—
Total assets	$407,787	$47,777	$29,085	$330,925
Liabilities:
Derivative instruments	$13,260	$—	$13,260	$—

	April 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,186	$3,186	$—	$—
DPP receivable - receivables securitization program	195,764	—	—	195,764
DPP receivable - customer financing	125,332	—	—	125,332
Derivative instruments	23,746	—	23,746	—
Total assets	$348,028	$3,186	$23,746	$321,096
Liabilities:
Derivative instruments	$10,263	$—	$10,263	$—
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
In fiscal 2022, we sold a portion of our investment in Vetsource, with a carrying value of $25,814, for $56,849. We recorded a pre-tax gain of $31,035 in gains on investments in our consolidated statements of operations and other comprehensive income as a result of this sale. The cash received of $56,849 is reported within investing activities in our consolidated statements of cash flows. In fiscal 2022, we also recorded a pre-tax non-cash gain of $31,035 to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56,849. This gain was recorded in gains on investments in our consolidated statements of operations and other comprehensive income. The carrying value of the investment we owned following this sale was $56,849 and $56,849 as of April 29, 2023 and April 30, 2022, respectively. Concurrent with the sale completed in fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25,757 in gains on investments in our consolidated statements of operations and other comprehensive income as a result of this transaction. The carrying value of this put option as of April 29, 2023 is $25,757, and is reported within investments in our consolidated balance sheets. The aggregate gains on investments of $87,827 are reported within operating activities in our consolidated statements of cash flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the fiscal year ended April 29, 2023.
In fiscal 2022, we sold a portion of our investment in Vets Plus with a carrying value of $4,009 for $17,101. We recorded a pre-tax gain of $13,092 in gains on investments in our consolidated statements of operations and other comprehensive income as a result of this sale. This $13,092 pre-tax gain is reported within operating activities in our consolidated statements of cash flows. The cash received of $17,101 is reported within investing activities in our consolidated statements of cash flows. The carrying value of the investment we owned following this sale was $2,299 and $2,355 as of April 29, 2023 and April 30, 2022, respectively.
Our debt is not measured at fair value in the consolidated balance sheets. The estimated fair value of our debt as of April 29, 2023 and April 30, 2022 was $483,139 and $489,777, respectively, as compared to a carrying value of $487,231 and $488,554 at April 29, 2023 and April 30, 2022, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 29, 2023 and April 30, 2022.
8. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for each of our reporting units for the fiscal year ended April 29, 2023 were as follows:

	Balance at April 30, 2022	Acquisition Activity	Foreign Currency Translation	Balance at April 29, 2023
Dental	$139,633	$—	$(522)	$139,111
Animal Health	997	16,312	—	17,309
Total	$140,630	$16,312	$(522)	$156,420
Balances of other intangible assets, excluding goodwill, were as follows:

	April 29, 2023			April 30, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unamortized - indefinite lived:
Trade name	$12,300	$—	$12,300	$12,300	$—	$12,300
Amortized - definite lived:
Customer relationships	380,205	205,524	174,681	366,969	181,280	185,689
Trade names and trademarks	135,876	107,519	28,357	132,996	95,903	37,093
Developed technology and other	52,920	36,385	16,535	65,757	48,225	17,532
Total amortized intangible assets	569,001	349,428	219,573	565,722	325,408	240,314
Total identifiable intangible assets	$581,301	$349,428	$231,873	$578,022	$325,408	$252,614
With respect to the amortized intangible assets, future amortization expense is expected to approximate $38,545, $38,540, $28,730, $27,337 and $26,770 for fiscal 2024, 2025, 2026, 2027 and 2028, respectively. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Property and Equipment
Property and equipment consisted of the following:

	April 29, 2023	April 30, 2022
Land	$9,687	$11,341
Buildings	98,174	106,957
Leasehold improvements	31,712	31,395
Furniture and equipment	204,754	187,093
Computer hardware and software	250,805	254,205
Construction-in-progress (1)	32,233	30,502
Property and equipment, gross	627,365	621,493
Accumulated depreciation	(415,082)	(408,353)
Property and equipment, net	$212,283	$213,140
(1)Includes $10,661 and $8,585 of unamortized development costs of software to be sold as of April 29, 2023 and April 30, 2022, respectively.
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
Total lease costs for the fiscal year ended April 29, 2023 and April 30, 2022 were $35,640 and $35,646, respectively, which include variable lease costs and short-term lease costs, which were immaterial.
The following table presents future maturities of lease liabilities:

2024	$31,482
2025	22,694
2026	15,337
2027	10,943
2028	5,903
After 2028	28,522
Total lease payments	114,881
Less: imputed interest	(19,115)
Present value of lease liabilities	$95,766
The following tables present other supplemental information related to leases:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$35,779	$38,192
Lease assets obtained in exchange for new operating lease liabilities	$56,603	$31,132

	April 29, 2023	April 30, 2022
Weighted-average remaining lease term - operating leases	6.50 years	2.98 years
Weighted-average discount rate - operating leases	4.40%	3.10%

11. Debt
Our long-term debt consisted of the following:

		Carrying Value
	Interest Rate	April 29, 2023	April 30, 2022
Senior notes due fiscal 2024 (1)	3.74%	33,000	33,000
Senior notes due fiscal 2025 (2)	3.48%	117,500	117,500
Senior notes due fiscal 2028 (3)	3.79%	40,000	40,000
Term loan due fiscal 2024 through 2028 (4)	6.08%	298,500	300,000
Less: Deferred debt issuance costs		(1,769)	(1,946)
Total debt		487,231	488,554
Less: Current maturities of long-term debt		(36,000)	—
Long-term debt		$451,231	$488,554

(1)Issued in December 2011.
(2)Issued in March 2015.
(3)Issued in March 2018.
(4)Issued in December 2019, amended in October 2022. Interest rate is 1-month SOFR plus 1.10% as of April 29, 2023.

Future principal payments due, based on stated contractual maturities for our long-term debt, were as follows as of April 29, 2023:

Fiscal Year
2024	$36,000
2025	122,750
2026	11,250
2027	15,000
2028	304,000
Thereafter	—
Total	$489,000
In fiscal 2021, we entered into an amendment, restatement and consolidation of certain credit agreements with various lenders, including MUFG Bank, Ltd, as administrative agent. This amended and restated credit agreement (the “Credit Agreement”) consisted of a $700,000 revolving credit facility and a $300,000 term loan facility, and was set to mature no later than February 2024.
In fiscal 2023, we amended and restated the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement consists of a $700,000 revolving credit facility and a $300,000 term loan facility, and will mature no later than October 2027. We used the Amended Credit Agreement facilities to refinance and consolidate the Credit Agreement, and pay the fees and expenses incurred therewith. We expect to use the Amended Credit Agreement to finance our ongoing working capital needs and for other general corporate purposes.
As of April 29, 2023, $298,500 was outstanding under the Amended Credit Agreement term loan at an interest rate of 6.08% and $45,000 was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 5.93%. As of April 30, 2022, $300,000 was outstanding under the Credit Agreement term loan at an interest rate of 1.89%, and $29,000 was outstanding under the Credit Agreement revolving credit facility at an interest rate of 1.54%.
We are subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We were in compliance with the covenants under our debt agreements as of April 29, 2023.

12. Income Taxes
The components of income before taxes were as follows:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Income before taxes
United States	$233,416	$225,195	$166,251
International	36,745	41,059	33,680
Total	$270,161	$266,254	$199,931
Significant components of income tax expense were as follows:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Current:
Federal	$46,982	$46,964	$36,836
Foreign	8,280	11,968	9,975
State	10,294	10,326	8,771
Total current expense	65,556	69,258	55,582
Deferred:
Federal	(4,217)	(3,918)	(7,529)
Foreign	2,601	(217)	(362)
State	(377)	(583)	(2,869)
Total deferred benefit	(1,993)	(4,718)	(10,760)
Income tax expense	$63,563	$64,540	$44,822

Deferred tax assets and liabilities are included in other non-current assets and deferred income taxes on the consolidated balance sheets. Significant components of our deferred tax assets (liabilities) were as follows:

	April 29, 2023	April 30, 2022
Deferred tax assets:
Employee compensation and benefits	$7,519	$9,352
Inventory related items	8,228	9,985
Foreign deferred assets, net	9,551	11,812
Foreign tax credit	7,003	7,037
Lease liability	16,243	14,416
Accrued charitable contributions	902	6,559
Capitalized research and experimentation costs	5,172	—
Other accrued liabilities	7,744	6,642
Other	5,475	5,190
Gross deferred tax assets	67,837	70,993
Less: Valuation allowance	(18,276)	(18,615)
Total net deferred tax assets	49,561	52,378
Deferred tax liabilities
LIFO reserve	(26,010)	(20,965)
Amortizable intangibles	(45,042)	(52,952)
Goodwill	(17,094)	(15,727)
Property, plant, equipment	(33,161)	(38,175)
Lease right-of-use assets	(15,793)	(14,103)
Investments	(26,959)	(26,449)
Other	(3,223)	(3,401)
Total deferred tax liabilities	(167,282)	(171,772)
Deferred net long-term income tax liability	$(117,721)	$(119,394)
At April 29, 2023, we had a U.S. foreign tax credit asset that will expire in three years. In addition, we have foreign deferred tax assets which would give rise to tax capital losses if triggered in the future. These losses can only be used against capital gain income. At this time, we believe that it is more likely than not that the foreign tax credit and potential capital loss carryforward attributes totaling $18,276 will not be fully utilized prior to expiration. As a result, a full valuation allowance has been established against these assets.
With regard to unremitted earnings of foreign subsidiaries generated after December 31, 2017, we do not currently provide for U.S. taxes since we intend to reinvest such undistributed earnings indefinitely outside of the United States.

Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below.

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Tax at U.S. statutory rate	$56,732	$55,912	$41,984
State tax provision, net of federal benefit	8,416	9,176	5,400
Effect of foreign taxes	2,853	3,199	2,594
ESOP	(2,049)	(2,121)	(2,286)
Other permanent differences	2,481	944	808
Other	(4,870)	(2,570)	(3,678)
Income tax expense	$63,563	$64,540	$44,822
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
As of April 29, 2023 and April 30, 2022, Patterson’s gross unrecognized tax benefits were $8,291 and $9,898, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $1,741 and $1,786, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other non-current liabilities on the consolidated balance sheets.
A summary of the changes in the gross amounts of unrecognized tax benefits is shown below.

	April 29, 2023	April 30, 2022
Balance at beginning of period	$9,898	$10,866
Additions for tax positions related to the current year	1,158	1,001
Additions for tax positions of prior years	142	42
Reductions for tax positions of prior years	(1,400)	(77)
Statute expirations	(1,507)	(1,527)
Settlements	—	(407)
Balance at end of period	$8,291	$9,898
We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 29, 2023 and April 30, 2022, we had recorded $1,617 and $1,583, respectively, for interest and penalties. These amounts are also included in other non-current liabilities on the consolidated balance sheets. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 29, 2023, we recorded as part of tax expense $311 related to an increase in our estimated liability for interest and penalties.
Patterson files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. During fiscal 2021, the Internal Revenue Service (“IRS”) concluded an audit of the fiscal year ended April 28, 2018. The IRS has either examined or waived examination for all periods up to and including our fiscal year ended April 27, 2019. In addition to the IRS, periodically, state, local and foreign income tax returns are examined by various taxing authorities. We do not believe that the outcome of these various examinations will have a material adverse impact on our financial statements.

13. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. Patterson and Cure Partners each contributed additional net assets of $1,000 and $1,000 during fiscal 2023 and 2022, respectively, to TPI. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Since TPI was formed, there have been no changes in ownership interests. As of April 29, 2023, we had noncontrolling interests of $1,000 on our consolidated balance sheets.
During fiscal 2023, 2022 and 2021, net loss attributable to the noncontrolling interest was $959, $1,496 and $872, respectively.
14. Segment and Geographic Data
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment, turnkey digital solutions and value-added services to dentists, dental laboratories, institutions, and other healthcare professionals throughout North America. Animal Health is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results. Corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment and long-term receivables. We evaluate segment performance based on operating income. The costs to operate the fulfillment centers are allocated to the business units based on the through-put of the unit.
The following tables present information about our reportable segments and the geographic areas in which we operate:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Consolidated net sales
United States	$5,423,931	$5,358,489	$4,877,070
United Kingdom	655,103	717,481	677,910
Canada	392,437	423,435	357,086
Total	$6,471,471	$6,499,405	$5,912,066
Dental net sales
United States	$2,256,006	$2,259,579	$2,107,521
Canada	236,136	256,553	219,500
Total	$2,492,142	$2,516,132	$2,327,021
Animal Health net sales
United States	$3,153,518	$3,098,511	$2,744,498
United Kingdom	655,103	717,481	677,910
Canada	156,301	166,882	137,586
Total	$3,964,922	$3,982,874	$3,559,994
Corporate net sales
United States	$14,407	$399	$25,051
Total	$14,407	$399	$25,051

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Consolidated net sales
Consumable	$5,147,330	$5,248,040	$4,748,416
Equipment	950,403	920,424	822,063
Value-added services and other	373,738	330,941	341,587
Total	$6,471,471	$6,499,405	$5,912,066
Dental net sales
Consumable	$1,358,823	$1,424,677	$1,314,236
Equipment	823,978	800,144	730,928
Value-added services and other	309,341	291,311	281,857
Total	$2,492,142	$2,516,132	$2,327,021
Animal Health net sales
Consumable	$3,788,507	$3,823,363	$3,434,180
Equipment	126,425	120,280	91,135
Value-added services and other	49,990	39,231	34,679
Total	$3,964,922	$3,982,874	$3,559,994
Corporate net sales
Value-added services and other	$14,407	$399	$25,051
Total	$14,407	$399	$25,051

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Operating income
Dental	$237,268	$180,212	$201,244
Animal Health	126,994	114,403	88,123
Corporate	(88,291)	(137,613)	(78,760)
Consolidated operating income	$275,971	$157,002	$210,607

Depreciation and amortization
Dental	$14,051	$13,495	$7,774
Animal Health	44,644	44,561	45,771
Corporate	25,009	23,936	23,004
Consolidated depreciation and amortization	$83,704	$81,992	$76,549

	April 29, 2023	April 30, 2022
Property and equipment, net
United States	$177,163	$200,839
United Kingdom	21,033	6,045
Canada	14,087	6,256
Total property and equipment, net	$212,283	$213,140

	April 29, 2023	April 30, 2022
Total assets
Dental	$853,369	$851,746
Animal Health	1,570,760	1,459,450
Corporate	455,017	430,434
Total assets	$2,879,146	$2,741,630
15. Stockholders’ Equity
Dividends
The following table presents our declared cash dividends per share on our common stock for the past three years. In fiscal 2023, 2022 and 2021, dividends were declared in the period presented and paid in the following quarter.

	Quarter
Fiscal year	1	2	3	4
2023	$0.26	$0.26	$0.26	$0.26
2022	0.26	0.26	0.26	0.26
2021	0.26	0.26	0.26	0.26
Share Repurchases
During fiscal 2023, we repurchased 2,020 shares of our common stock for $55,492, or an average of $27.47 per share. During fiscal 2022, we repurchased 1,032 shares of our common stock for $35,000, or an average of $33.90 per share. During fiscal 2021, we had no repurchases of shares of our common stock.
On March 16, 2021, the Board of Directors authorized a $500,000 share repurchase program through March 16, 2024. As of April 29, 2023, $409,508 remains available under the current repurchase authorization.
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
At April 29, 2023, a total of 9,236 shares of common stock that have been allocated to participants remained in the ESOP and had a fair market value of $250,384. As of April 29, 2023, there were no committed-to-be-released shares and no suspense shares remaining related to the ESOP.
Unearned ESOP shares are not considered outstanding for the computation of earnings per share until the shares are committed for release to the participants. During fiscal 2023, 2022 and 2021, the compensation expense recognized related to the ESOP was $0, $0 and $9,265, respectively. This compensation expense was computed based on the shares allocated method.
In fiscal 2021, we allocated the remaining suspense shares to eligible ESOP participants. We recognized an income tax deduction on the unearned ESOP shares released. The deduction was limited to the ESOP’s original cost to acquire the shares. We ceased contributing to the ESOP after fiscal 2021, and instead we have been making cash-based 401(k) contributions.
Dividends on allocated shares are passed through to the ESOP participants.
16. Stock-based Compensation
The consolidated statements of operations and other comprehensive income for fiscal 2023, 2022 and 2021 include pre-tax (after-tax) stock-based compensation expense of $15,543 ($12,353), $23,805 ($18,686) and $21,223 ($16,387), respectively. Pre-tax expense is included in operating expenses within the consolidated statements of operations and other comprehensive income.
As of April 29, 2023, the total unrecognized compensation cost related to non-vested awards was $16,758, and it is expected to be recognized over a weighted average period of approximately 1.3 years.
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
At April 29, 2023, there were 9,927 shares available for awards under the Incentive Plan.
As a result of the approval of the Incentive Plan, awards are no longer granted under any prior equity incentive plan, but all outstanding awards previously granted under such prior plans will remain outstanding and subject to the terms of such prior plans. At April 29, 2023, there were 301 shares outstanding under prior plans.
Stock Option Awards
Stock options granted to employees expire no later than ten years after the date of grant. Awards typically vest over three years.

The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Expected dividend yield	3.5%	3.4%	4.4%
Expected stock price volatility	38.8%	38.1%	34.6%
Risk-free interest rate	3.2%	1.1%	0.4%
Expected life (years)	6.0	6.0	6.0
Weighted average grant date fair value per share	$8.82	$7.97	$4.60
The following is a summary of stock option activity:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 30, 2022	2,737	$28.52
Granted	415	30.07
Exercised	(687)	22.64
Canceled	(445)	29.97
Balance as of April 29, 2023	2,020	$30.52	$5,065
Vested or expected to vest as of April 29, 2023	2,017	$30.52	$5,063
Exercisable as of April 29, 2023	1,575	$31.03	$4,742
The weighted average remaining contractual lives of options outstanding and options exercisable as of April 29, 2023 were 5.8 and 4.9 years, respectively.
Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $4,289, $15,555 and $948, respectively, in fiscal 2023; and $1,552, $3,975 and $238, respectively, in fiscal 2022; and $953, 3,399 and $129, respectively, in fiscal 2021.
Restricted Stock
Restricted stock awards and restricted stock units granted to employees generally vest over a three year period. Restricted stock awards are also granted to non-employee directors annually and vest over one year. The grant date fair value of restricted stock awards and restricted stock units is based on the closing stock price on the day of the grant. The total fair value of restricted stock awards and restricted stock units that vested in fiscal 2023, 2022 and 2021 was $16,123, $19,970 and $11,672, respectively.
The following is a summary of restricted stock award activity:

	Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 30, 2022	27	$31.86
Granted	37	27.23
Vested	(27)	31.86
Forfeitures	—	—
Outstanding at April 29, 2023	37	$27.23

The following is a summary of restricted stock unit activity:

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 30, 2022	1,002	$27.24
Granted	498	30.26
Vested	(512)	26.89
Forfeitures	(196)	28.16
Outstanding at April 29, 2023	792	$29.12
Performance Unit Awards
In fiscal 2023, 2022 and 2021, we granted performance unit awards to certain executives which are earned at the end of a three-year period if certain operating goals are met. The number of shares to be received at vesting related to the fiscal 2023, 2022 and 2021 awards will be determined by performance measured over three fiscal year periods and ultimately modified by Patterson's total shareholder return ("TSR") relative to the performance of companies in the S&P Midcap 400 Index measured over a three-year period. We estimate the grant date fair value of the TSR awards using the Monte Carlo valuation model. We recognize expense over the requisite service period based on the outcome that is probable for these awards. The total fair value of performance unit awards that vested in fiscal 2023 and 2021 was $6,220 and $4,227, respectively. No performance unit awards vested in fiscal 2022.
The following is a summary of performance unit award activity at target:

	Performance Unit Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 30, 2022	438	$26.14
Granted	224	28.46
Vested	(203)	22.25
Forfeitures and cancellations	(256)	30.12
Outstanding at April 29, 2023	203	$30.14
Employee Stock Purchase Plan ("ESPP")
We sponsor an ESPP under which a total of 9,000 shares have been reserved for purchase by employees. Eligible employees may purchase shares at 85% of the lower of the fair market value of our common stock on the beginning of the annual offering period, or on the end of each quarterly purchase period, which occur on March 31, June 30, September 30 and December 31. The offering periods begin on January 1 of each calendar year and end on December 31 of each calendar year. At April 29, 2023, there were 1,008 shares available for purchase under the ESPP.
We estimate the grant date fair value of shares purchased under our ESPP using the Black-Scholes option pricing valuation model with the following assumptions:

	Fiscal Year Ended
	April 29, 2023	April 30, 2022	April 24, 2021
Expected dividend yield	3.7%	3.6%	3.6%
Expected stock price volatility	31.5%	28.6%	51.7%
Risk-free interest rate	4.7%	0.3%	0.1%
Expected life (years)	0.6	0.6	0.6
Weighted average grant date fair value per share	$6.89	$6.79	$8.77

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
18. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL during fiscal 2023:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 30, 2022	$(3,454)	$(78,062)	$(81,516)
Other comprehensive loss before reclassifications	—	(8,788)	(8,788)
Amounts reclassified from AOCL	1,042	—	1,042
AOCL at April 29, 2023	$(2,412)	$(86,850)	$(89,262)
The amounts reclassified from AOCL during fiscal 2023 include gains and losses on cash flow hedges, net of taxes of $321. The impact to the consolidated statements of operations and other comprehensive income was an increase to interest expense of $1,363 for fiscal 2023.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 29, 2023. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of April 29, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 29, 2023. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting as of April 29, 2023.

/s/ Donald J. Zurbay
President and Chief Executive Officer

/s/ Kevin M. Barry
Chief Financial Officer

June 21, 2023
The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 11, 2023 (the “2023 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to the information set forth under the caption “Executive Officers” in the 2023 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Reports” in the 2023 Proxy Statement. The information called for by Item 10, as to the Audit and Finance Committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2023 Proxy Statement and such information is incorporated by reference herein.
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
Item 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the 2023 Proxy Statement. Information regarding director compensation is incorporated herein by reference to the information set forth under the caption “Non-Employee Director Compensation” in the 2023 Proxy Statement. Information regarding the Compensation and Human Capital Committee and its report is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees" and "Executive Compensation - Compensation and Human Capital Committee Report” in the 2023 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2023 Proxy Statement. Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2023 Proxy Statement. Information regarding director independence is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees” in the 2023 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accounting fees and services and pre-approval policies and procedures is incorporated herein by reference to the information set forth under the caption “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2023 Proxy Statement.

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
3. Exhibits.

Exhibit	Document Description

3.1	Restated Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed December 13, 2013 (File No. 000-20572)).

4.1	Specimen form of Common Stock Certificate (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

4.2	Description of Securities (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572).

10.1	Patterson Companies, Inc. Summary of Material Terms of Management Incentive Compensation Plan for Fiscal 2023 (filed herewith).**

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

10.9
Form of Non-Statutory Stock Option Agreement under the Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 23, 2021 (File No. 000-20572).**

10.10
Form of Restricted Stock Unit Agreement for Directors under the Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 23, 2021 (File No. 000-20572).**

10.11
Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 23, 2021 (File No. 000-20572).**

10.12
Form of Performance Share Unit Award Agreement under the Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 23, 2021 (File No. 000-20572).**

10.13
Employment Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay, dated October 12, 2022 (incorporated by reference to our Current Report on Form 8-K, filed October 13, 2022 (File No. 000-20572)).**

10.14
Form of Inducement Non Statutory Stock Option Agreement by and between Patterson Companies, Inc. and Donald J. Zurbay (incorporated by reference to our Current Report on Form 8-K, filed May 23, 2018 (File No. 000-20572)).**

10.15
Inducement, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Kevin M. Barry, dated December 13, 2022 (incorporated by reference to our Current Report on Form 8-K, filed December 15, 2022 (File No. 000-20572)).**

10.16
Restrictive Covenants, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Kevin M. Pohlman, dated June 11, 2018 (incorporated by reference to our Current Report on Form 8-K, filed June 12, 2018 (File No. 000-20572)).**

10.17
Restrictive Covenants, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Les B. Korsh, dated June 11, 2018 (incorporated by reference to our Current Report on Form 8-K, filed June 12, 2018 (File No. 000-20572)).**

10.18	Inducement, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Tim E. Rogan, dated July 19, 2021 (filed herewith).**

10.19
Receivables Sale Agreement, dated as May 10, 2002, by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and PDC Funding Company, LLC, conformed through Amendment No. 4, dated as of October 9, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q, filed March 6, 2019 (File No. 000-20572)).

10.20
Amended and Restated Receivables Sales Agreement dated August 12, 2011 by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and PDC Funding Company II, LLC (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2015 (File No. 000-20572)).

10.21
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

10.22
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

10.23
Third Amended and Restated Credit Agreement dated as of October 28, 2022, by and among Patterson Companies, Inc., as borrower, MUFG Bank, Ltd., as administrative agent, and certain lenders party thereto (incorporated by reference to our Current Report on Form 8-K, filed October 31, 2022 (File No. 000-20572)).

10.24
Note Purchase Agreement, dated as of March 29, 2018, among Patterson Companies, Inc., and certain of its named subsidiaries as borrowers, and various private lenders, conformed through Second Amendment, dated April 24, 2020 (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572)).

10.25
Receivables Sale Agreement, dated as of July 24, 2018, by and between Patterson Dental Supply, Inc., as seller, and PDC Funding Company III, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed July 25, 2018 (File No. 000-20572)).

10.26
Loan Agreement, dated December 20, 2019, among Patterson Companies, Inc., the lenders from time to time parties thereto, and MUFG Bank Ltd., as administrative agent (incorporated by reference to our Current Report on Form 8-K, filed December 23, 2019 (File No. 000-20572).

10.27
Receivables Sale Agreement, dated as of January 15, 2020, by and between Patterson Veterinary Supply, Inc., as seller, and PDC Funding Company IV, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed January 17, 2020 (File No. 000-20572).

10.28
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Amendment 24 dated April 28, 2023 (filed herewith).

10.29
Second Amended and Restated Contract Purchase Agreement dated as of July 20, 2020, among PDC Funding Company II, LLC, as seller, Patterson Companies, Inc., as servicer, the purchasers party thereto, and Fifth Third Bank, as agent, conformed through Second Amendment, dated July 18, 2022 (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 1, 2022 (File No. 000-20572)).

10.30
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

10.31
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

21	Subsidiaries (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets, (ii) the consolidated statements of operations and other comprehensive income, (iii) the consolidated statements of changes in stockholders’ equity, (iv) the consolidated statements of cash flows and (v) the notes to the consolidated financial statements.(*)
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

(b) See Index to Exhibits.
(c) See Schedule II.
Item 16. Form 10-K Summary.

None.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
PATTERSON COMPANIES, INC.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended April 29, 2023
Deducted from asset accounts:
Allowance for doubtful accounts	$5,913	$3,450	$5,696	$3,667
Sales returns and allowances	4,400	57,920	51,241	11,079
Total accounts receivable allowances	$10,313	$61,370	$56,937	$14,746
LIFO inventory adjustment	$130,959	$15,956	$—	$146,915
Inventory obsolescence reserve	21,543	11,223	18,155	14,611
Total inventory reserve	$152,502	$27,179	$18,155	$161,526
Year ended April 30, 2022
Deducted from asset accounts:
Allowance for doubtful accounts	$6,138	$2,769	$2,994	$5,913
Sales returns and allowances	5,856	59,999	61,455	4,400
Total accounts receivable allowances	$11,994	$62,768	$64,449	$10,313
LIFO inventory adjustment	$120,775	$10,184	$—	$130,959
Inventory obsolescence reserve	29,629	61,647	69,733	21,543
Total inventory reserve	$150,404	$71,831	$69,733	$152,502
Year ended April 24, 2021
Deducted from asset accounts:
Allowance for doubtful accounts	$5,123	$2,559	$1,544	$6,138
Sales returns and allowances	6,257	53,730	54,131	5,856
Total accounts receivable allowances	$11,380	$56,289	$55,675	$11,994
LIFO inventory adjustment	$99,726	$21,049	$—	$120,775
Inventory obsolescence reserve	25,526	45,761	41,658	29,629
Total inventory reserve	$125,252	$66,810	$41,658	$150,404

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.
Dated:	June 21, 2023	By	/s/ Donald J. Zurbay
Donald J. Zurbay
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Donald J. Zurbay	President and Chief Executive Officer, Director (Principal Executive Officer)	June 21, 2023
Donald J. Zurbay

/s/ Kevin M. Barry	Chief Financial Officer (Principal Financial and Accounting Officer)	June 21, 2023
Kevin M. Barry

/s/ John D. Buck	Chairman of the Board	June 21, 2023
John D. Buck

/s/ Meenu Agarwal	Director	June 21, 2023
Meenu Agarwal

/s/ Alex N. Blanco	Director	June 21, 2023
Alex N. Blanco

/s/ Jody H. Feragen	Director	June 21, 2023
Jody H. Feragen

/s/ Robert C. Frenzel	Director	June 21, 2023
Robert C. Frenzel

/s/ Philip G.J. McKoy	Director	June 21, 2023
Philip G.J. McKoy

/s/ Ellen A. Rudnick	Director	June 21, 2023
Ellen A. Rudnick

/s/ Neil A. Schrimsher	Director	June 21, 2023
Neil A. Schrimsher