Form 10-Q
period 2023-07-29
PATTERSON COMPANIES, INC.
filed 2023-08-30
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 29, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 22, 2023, there were 95,850,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 29, 2023	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$108,573	$159,669
Receivables, net of allowance for doubtful accounts of $4,265 and $3,667	408,929	477,384
Inventory	912,666	795,072
Prepaid expenses and other current assets	341,974	351,011
Total current assets	1,772,142	1,783,136
Property and equipment, net	221,300	212,283
Operating lease right-of-use assets, net	99,267	92,956
Long-term receivables, net	124,743	121,717
Goodwill	156,629	156,420
Identifiable intangibles, net	222,543	231,873
Investments	160,993	160,022
Other non-current assets, net	126,014	120,739
Total assets	$2,883,631	$2,879,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$717,426	$724,993
Accrued payroll expense	51,754	82,253
Other accrued liabilities	176,657	168,696
Operating lease liabilities	29,910	28,390
Current maturities of long-term debt	36,000	36,000
Borrowings on revolving credit	76,000	45,000
Total current liabilities	1,087,747	1,085,332
Long-term debt	450,603	451,231
Non-current operating lease liabilities	72,406	67,376
Other non-current liabilities	161,634	156,672
Total liabilities	1,772,390	1,760,611
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 95,806 and 96,350 shares issued and outstanding	958	964
Additional paid-in capital	242,290	233,706
Accumulated other comprehensive loss	(81,633)	(89,262)
Retained earnings	948,730	972,127
Total Patterson Companies, Inc. stockholders' equity	1,110,345	1,117,535
Noncontrolling interests	896	1,000
Total stockholders’ equity	1,111,241	1,118,535
Total liabilities and stockholders’ equity	$2,883,631	$2,879,146
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 29, 2023	July 30, 2022
Net sales	$1,576,745	$1,523,265
Cost of sales	1,257,690	1,211,132
Gross profit	319,055	312,133
Operating expenses	280,833	277,289
Operating income	38,222	34,844
Other income (expense):
Other income, net	11,901	1,780
Interest expense	(9,512)	(5,563)
Income before taxes	40,611	31,061
Income tax expense	9,481	6,801
Net income	31,130	24,260
Net loss attributable to noncontrolling interests	(104)	(330)
Net income attributable to Patterson Companies, Inc.	$31,234	$24,590
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.33	$0.25
Diluted	$0.32	$0.25
Weighted average shares:
Basic	95,544	96,629
Diluted	96,190	97,794
Dividends declared per common share	$0.26	$0.26
Comprehensive income:
Net income	$31,130	$24,260
Foreign currency translation gain (loss)	7,368	(4,991)
Cash flow hedges, net of tax	261	261
Comprehensive income	$38,759	$19,530
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 30, 2022	96,762	$968	$200,520	$(81,516)	$921,704	$959	$1,042,635
Foreign currency translation	—	—	—	(4,991)	—	—	(4,991)
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	24,590	(330)	24,260
Dividends declared	—	—	—	—	(25,667)	—	(25,667)
Common stock issued	653	6	(2,148)	—	—	—	(2,142)
Repurchases of common stock	(516)	(5)	—	—	(14,995)	—	(15,000)
Stock-based compensation	—	—	7,159	—	—	—	7,159
Contribution from noncontrolling interest	—	—	—	—	—	500	500
Balance at July 30, 2022	96,899	969	205,531	(86,246)	905,632	1,129	1,027,015
Foreign currency translation	—	—	—	(17,591)	—	—	(17,591)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	54,073	(424)	53,649
Dividends declared	—	—	—	—	(25,138)	—	(25,138)
Common stock issued	150	1	2,178	—	—	—	2,179
Stock-based compensation	—	—	1,234	—	—	—	1,234
Contribution from noncontrolling interest	—	—	—	—	—	500	500
Balance at October 29, 2022	97,049	970	208,943	(103,577)	934,567	1,205	1,042,108
Foreign currency translation	—	—	—	14,197	—	—	14,197
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	53,929	(82)	53,847
Dividends declared	—	—	—	—	(25,581)	—	(25,581)
Common stock issued	659	7	14,626	—	—	—	14,633
Stock-based compensation	—	—	2,956	—	—	—	2,956
Balance at January 28, 2023	97,708	977	226,525	(89,119)	962,915	1,123	1,102,421
Foreign currency translation	—	—	—	(403)	—	—	(403)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	74,965	(123)	74,842
Dividends declared	—	—	—	—	(25,276)	—	(25,276)
Common stock issued	146	2	2,987	—	—	—	2,989
Repurchases of common stock	(1,504)	(15)	—	—	(40,477)	—	(40,492)
Stock-based compensation	—	—	4,194	—	—	—	4,194
Balance at April 29, 2023	96,350	$964	$233,706	$(89,262)	$972,127	$1,000	$1,118,535

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 29, 2023	96,350	$964	$233,706	$(89,262)	$972,127	$1,000	$1,118,535
Foreign currency translation	—	—	—	7,368	—	—	7,368
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	31,234	(104)	31,130
Dividends declared	—	—	—	—	(25,134)	—	(25,134)
Common stock issued	565	5	1,569	—	—	—	1,574
Repurchases of common stock	(1,109)	(11)	—	—	(29,497)	—	(29,508)
Stock-based compensation	—	—	7,015	—	—	—	7,015
Balance at July 29, 2023	95,806	$958	$242,290	$(81,633)	$948,730	$896	$1,111,241
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 29, 2023	July 30, 2022
Operating activities:
Net income	$31,130	$24,260
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	11,406	10,827
Amortization	9,627	9,351
Non-cash employee compensation	7,015	7,159
Non-cash losses (gains) and other, net	2,268	3,559
Change in assets and liabilities:
Receivables	(154,602)	(171,148)
Inventory	(114,323)	(91,124)
Accounts payable	(11,093)	(22,926)
Accrued liabilities	(21,715)	(60,061)
Other changes from operating activities, net	(13,079)	(12,436)
Net cash used in operating activities	(253,366)	(302,539)
Investing activities:
Additions to property and equipment and software	(17,087)	(14,554)
Collection of deferred purchase price receivables	242,013	252,909
Payments related to acquisitions, net of cash acquired	(1,108)	—
Net cash provided by investing activities	223,818	238,355
Financing activities:
Dividends paid	(25,432)	(25,418)
Repurchases of common stock	(29,508)	(15,000)
Payments on long-term debt	(750)	—
Draw on revolving credit	31,000	116,000
Other financing activities	1,574	(2,142)
Net cash provided by (used in) financing activities	(23,116)	73,440
Effect of exchange rate changes on cash	1,568	(1,710)
Net change in cash and cash equivalents	(51,096)	7,546
Cash and cash equivalents at beginning of period	159,669	142,014
Cash and cash equivalents at end of period	$108,573	$149,560

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$226,957	$241,375
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of July 29, 2023, and our results of operations and cash flows for the periods ended July 29, 2023 and July 30, 2022. Such adjustments are of a normal recurring nature. The results of operations for the three months ended July 29, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 27, 2024. These financial statements should be read in conjunction with the financial statements included in our 2023 Annual Report on Form 10-K filed on June 21, 2023.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2024 and 2023 represents the 13 weeks ended July 29, 2023 and July 30, 2022, respectively. Fiscal 2024 will include 52 weeks and fiscal 2023 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended
	July 29, 2023	July 30, 2022
Gain (loss) on interest rate swap agreements	$6,775	$(1,948)
Investment income and other	5,126	3,728
Other income, net	$11,901	$1,780
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $80 and $80 for the three months ended July 29, 2023 and July 30, 2022, respectively.
Earnings Per Share ("EPS")

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended
	July 29, 2023	July 30, 2022
Denominator for basic EPS – weighted average shares	95,544	96,629
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	646	1,165
Denominator for diluted EPS – weighted average shares	96,190	97,794
Potentially dilutive securities representing 1,066 shares for the three months ended July 29, 2023 and 877 shares for the three months ended July 30, 2022 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of July 29, 2023 and April 29, 2023 were $1,002 and $1,338, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At July 29, 2023 and April 29, 2023, contract liabilities of $37,527 and $36,850 were reported in other accrued liabilities, respectively. During the three months ended July 29, 2023, we recognized $13,574 of the amount previously deferred at April 29, 2023.
Recently Issued Accounting Pronouncements

We do not expect any of the recently issued accounting pronouncements to materially affect our financial statements.
Note 2. Acquisitions
During the first quarter of fiscal 2024, we used $1,108 to pay a holdback following our acquisition of substantially all of the assets of Miller Vet Holdings, LLC. The payment was due on the 24 month anniversary of the closing date.
During the third quarter of fiscal 2023, we acquired substantially all of the assets of Relief Services for Veterinary Practitioners and Animal Care Technologies (RSVP and ACT), Texas-based companies that provide innovative solutions to veterinary practices through data extraction and conversion, staffing and video-based training services. Also during the third quarter of fiscal 2023, we acquired substantially all of the assets of Dairy Tech, Inc., a Colorado-based company that provides pasteurizing equipment and single-use bags that allow dairy producers to produce, store and feed colostrum for newborn calves, as well as product offerings for beef cattle producers. These acquisitions expand our Companion Animal and Production Animal value-added platforms and add solutions to their suite of offerings.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of July 29, 2023, of which $200,000 was utilized.
We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of July 29, 2023 and April 29, 2023, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $412,247 and $429,853, respectively. Sales of trade receivables under this facility were $916,568 and $903,780, and cash collections from customers on receivables sold were $933,874 and $907,112 during the three months ended July 29, 2023 and July 30, 2022, respectively.
The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $3,424 and $1,435 during the three months ended July 29, 2023 and July 30, 2022, respectively, related to the Receivables.
The following rollforward summarizes the activity related to the DPP receivable:

	Three Months Ended
	July 29, 2023	July 30, 2022
Beginning DPP receivable balance	$227,946	$195,764
Non-cash additions to DPP receivable	216,112	227,291
Collection of DPP receivable	(233,798)	(230,780)
Ending DPP receivable balance	$210,260	$192,275
Note 4. Customer Financing
As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Patterson-sponsored program, equipment purchased by creditworthy customers may be financed up to a maximum of $1,000. We generally sell our customers’ financing contracts to an outside financial institution in the normal course of our business. These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We use a monthly unit of account for these financing contracts.
The portion of the purchase price for the receivables held by the conduits is deemed a DPP receivable, which is paid to the applicable special purpose entity, PDC Funding or PDC Funding II, as payments on the customers’ financing contracts are collected by Patterson from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related receivables and recorded in net sales in the condensed consolidated statements of operations and other comprehensive income. Expenses incurred related to customer financing activities are recorded in operating expenses in our condensed consolidated statements of operations and other comprehensive income.
Historically, we maintained two arrangements under which we sell these contracts.
We operate under an agreement to sell our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at July 29, 2023 was $575,000.
We formerly maintained an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchased customers’ financing contracts. PDC Funding II sold its financing contracts to Fifth Third. We received the proceeds of the contracts upon sale to Fifth Third. At least 15.0% of the proceeds were held by the conduit as security against eventual performance of the portfolio.
During the first quarter of fiscal 2024, Fifth Third sold and assigned the remaining purchased customer financing contracts to the facility in which MUFG is the agent. We transferred and assigned the related DPP receivable of $15,400 from PDC Funding II to PDC Funding, and the DPP counterparty changed from Fifth Third to MUFG. We amended our agreement with MUFG as agent and expanded capacity under that agreement from $525,000 to $575,000. We thereby ended our agreement with Fifth Third.
We service the financing contracts for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.
During the three months ended July 29, 2023 and July 30, 2022, we sold $83,873 and $73,612 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded a loss of $8,927 and a gain of $988 during the three months ended July 29, 2023 and July 30, 2022, respectively, related to these contracts sold. Cash collections on financed receivables sold were $66,678 and $84,094 during the three months ended July 29, 2023 and July 30, 2022, respectively.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $24,905 and $33,072 as of July 29, 2023 and April 29, 2023, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $11,933 and $77,646 as of July 29, 2023 and April 29, 2023, respectively, of finance contracts we have not yet sold. A total of $577,518 of finance contracts receivable sold under the arrangements was outstanding at July 29, 2023. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Three Months Ended
	July 29, 2023	July 30, 2022
Beginning DPP receivable balance	$102,979	$125,332
Non-cash additions to DPP receivable	10,845	14,084
Collection of DPP receivable	(8,215)	(22,129)
Ending DPP receivable balance	$105,609	$117,287
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at July 29, 2023.
Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are canceled and new agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 29, 2023, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of July 2031. We sold an identical interest rate cap to the same bank.
As of July 29, 2023, PDC Funding had an interest rate cap from a bank with a notional amount of $525,000 and PDC Funding II had an interest rate cap from a bank with a notional amount of $100,000. We sold identical interest rate caps to the same banks. Although canceled prior to fiscal quarter end, these derivatives were ultimately settled shortly after fiscal quarter end.
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
As of April 29, 2023, the remaining notional amount for interest rate swap agreements was $551,504, with the latest maturity date in fiscal 2030. During the three months ended July 29, 2023, we entered into forward interest rate swap agreements with a notional amount of $68,074. As of July 29, 2023, the remaining notional amount for interest rate swap agreements was $566,721, with the latest maturity date in fiscal 2031.
Net cash receipts of $3,653 were received and net cash payments of $560 were made during the three months ended July 29, 2023 and July 30, 2022, respectively, to settle a portion of our assets and liabilities related to interest rate swap agreements. These payments and receipts are reflected as cash flows in the condensed consolidated statements of cash flows within net cash used in operating activities.

The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	July 29, 2023	April 29, 2023
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$7,081	$5,875
Interest rate contracts	Other non-current assets, net	27,484	23,210
Total asset derivatives		$34,565	$29,085
Liabilities:
Interest rate contracts	Other accrued liabilities	$231	$267
Interest rate contracts	Other non-current liabilities	15,387	12,993
Total liability derivatives		$15,618	$13,260
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	July 29, 2023	July 30, 2022
Interest rate contracts	Interest expense	$(341)	$(341)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	July 29, 2023	July 30, 2022
Interest rate contracts	Other income, net	$6,775	$(1,948)
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three months ended July 29, 2023 or July 30, 2022.
We recorded no ineffectiveness during the three month periods ended July 29, 2023 and July 30, 2022. As of July 29, 2023, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	July 29, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,612	$3,612	$—	$—
DPP receivable - receivables securitization program	210,260	—	—	210,260
DPP receivable - customer financing	105,609	—	—	105,609
Derivative instruments	34,565	—	34,565	—
Total assets	$354,046	$3,612	$34,565	$315,869
Liabilities:
Derivative instruments	$15,618	$—	$15,618	$—

	April 29, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$47,777	$47,777	$—	$—
DPP receivable - receivables securitization program	227,946	—	—	227,946
DPP receivable - customer financing	102,979	—	—	102,979
Derivative instruments	29,085	—	29,085	—
Total assets	$407,787	$47,777	$29,085	$330,925
Liabilities:
Derivative instruments	$13,260	$—	$13,260	$—
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
We have an investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians. The investment was valued based on the selling price of the portion of the investment we sold in the first quarter of fiscal 2022. The carrying value of the investment we owned following this sale was $56,849 and $56,849 as of July 29, 2023 and April 29, 2023, respectively. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. The carrying value of this put option, which is subject to a floor, as of July 29, 2023 is $25,757, and is reported within investments in our condensed consolidated balance sheets. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the three months ended July 29, 2023.

Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of July 29, 2023 and April 29, 2023 was $481,296 and $483,139, respectively, as compared to a carrying value of $486,603 and $487,231 at July 29, 2023 and April 29, 2023, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 29, 2023 and April 29, 2023.
Note 7. Income Taxes
The effective income tax rate for the three months ended July 29, 2023 was 23.3% compared to 21.9% for the three months ended July 30, 2022. The increase in the rate was primarily due to larger excess tax benefits in the prior year and a geographical shift in earnings.
Note 8. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. Patterson and Cure Partners each contributed additional net assets of $1,000 during the fiscal year ended April 29, 2023, and no additional net assets were contributed during the three months ended July 29, 2023. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Since TPI was formed, there have been no changes in ownership interests. As of July 29, 2023, we had noncontrolling interests of $896 on our condensed consolidated balance sheets.
Net loss attributable to the noncontrolling interest was $104 and $330 for the three months ended July 29, 2023 and July 30, 2022, respectively.
Note 9. Segment and Geographic Data
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment, software, turnkey digital solutions and value-added services to dentists, dental laboratories, institutions, and other healthcare professionals throughout North America. Animal Health is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results. Corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment and long-term receivables. We evaluate segment performance based on operating income. The costs to operate the fulfillment centers are allocated to the operating units based on the through-put of the unit.
The following table provides a breakdown of sales by geographic region:

	Three Months Ended
	July 29, 2023	July 30, 2022
Consolidated net sales
United States	$1,291,371	$1,260,398
United Kingdom	191,611	162,221
Canada	93,763	100,646
Total	$1,576,745	$1,523,265
Dental net sales
United States	$510,250	$499,835
Canada	57,050	58,082
Total	$567,300	$557,917
Animal Health net sales
United States	$782,666	$755,585
United Kingdom	191,611	162,221
Canada	36,713	42,564
Total	$1,010,990	$960,370
Corporate net sales
United States	$(1,545)	$4,978
Total	$(1,545)	$4,978

The following table provides a breakdown of sales by categories of products and services:

	Three Months Ended
	July 29, 2023	July 30, 2022
Consolidated net sales
Consumable	$1,315,725	$1,261,769
Equipment	163,971	173,935
Value-added services and other	97,049	87,561
Total	$1,576,745	$1,523,265
Dental net sales
Consumable	$352,047	$337,840
Equipment	137,549	146,510
Value-added services and other	77,704	73,567
Total	$567,300	$557,917
Animal Health net sales
Consumable	$963,678	$923,929
Equipment	26,422	27,425
Value-added services and other	20,890	9,016
Total	$1,010,990	$960,370
Corporate net sales
Value-added services and other	$(1,545)	$4,978
Total	$(1,545)	$4,978
The following table provides a breakdown of operating income (loss) by reportable segment:

	Three Months Ended
	July 29, 2023	July 30, 2022
Operating income (loss)
Dental	$38,670	$36,895
Animal Health	29,693	21,859
Corporate	(30,141)	(23,910)
Total	$38,222	$34,844
The following table provides a breakdown of total assets by reportable segment:

	July 29, 2023	April 29, 2023
Total assets
Dental	$943,147	$853,369
Animal Health	1,591,289	1,570,760
Corporate	349,195	455,017
Total	$2,883,631	$2,879,146

Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL during the three months ended July 29, 2023:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 29, 2023	$(2,412)	$(86,850)	$(89,262)
Other comprehensive income before reclassifications	—	7,368	7,368
Amounts reclassified from AOCL	261	—	261
AOCL at July 29, 2023	$(2,151)	$(79,482)	$(81,633)
The amounts reclassified from AOCL during the three months ended July 29, 2023 include gains and losses on cash flow hedges, net of taxes of $80. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $341 for the three months ended July 29, 2023.
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
Any number of factors could affect our actual results and cause such results to differ materially from those contemplated by any forward-looking statements, including, but not limited to, the following: wide-spread public health concerns as we experienced, and may continue to experience, with the COVID-19 pandemic; our dependence on suppliers to manufacture and supply substantially all of the products we sell; potential disruption of distribution capabilities, including service issues with third-party shippers; our dependence on relationships with sales representatives and service technicians to retain customers and develop business; adverse changes in supplier rebates or other purchasing incentives; risks of selling private label products, including the risk of adversely affecting our relationships with suppliers; the risk of technological and market obsolescence for the products we sell; the risk of failing to innovate and develop new and enhanced software and e-services products; our dependence on positive perceptions of Patterson’s reputation; risks associated with illicit human use of pharmaceutical products we distribute; risks inherent in acquiring and disposing of assets or other businesses and risks inherent in integrating acquired businesses; turnover or loss of key personnel or highly skilled employees; risks associated with information systems, software products and cyber-security attacks; risks related to climate change; our ability to comply with restrictive covenants and other limits in our credit agreement; the risk that our governing documents and Minnesota law may discourage takeovers and business combinations; the effects of the highly competitive dental and animal health supply markets in which we compete; the effects of consolidation within the dental and animal health supply markets; exposure to the risks of the animal production business, including changing consumer demand, the cyclical livestock market, weather conditions, the availability of natural resources and other factors outside our control, and the risks of the companion animal business, including the possibility of disease adversely affecting the pet population; exposure to the risks of the health care industry, including changes in demand due to political, economic and regulatory influences and other factors outside our control; increases in over-the-counter sales and e-commerce options; risks from the formation or expansion of GPOs, provider networks and buying groups that may place us at a competitive disadvantage; risks of litigation and government inquiries and investigations, including the diversion of management’s attention, the cost of defending against such actions, the possibility of damage awards or settlements, fines or penalties, or equitable remedies (including but not limited to the revocation of or non-renewal of licenses) and inherent uncertainty; failure to comply with health care fraud or other laws and regulations; change and uncertainty in the health care industry; failure to comply with existing or future U.S. or foreign laws and regulations including those governing the distribution of pharmaceuticals and controlled substances; failure to comply with evolving data privacy laws and regulations; tax legislation; risks inherent in international operations, including currency fluctuations; and uncertain macro-economic conditions, including inflationary pressures.
The order in which these factors appear should not be construed to indicate their relative importance or priority. We caution that these factors may not be exhaustive, accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results.
You should carefully consider these and other relevant factors, including those risk factors in Part I, Item 1A (“Risk Factors”) in our most recent Form 10-K, and information which may be contained in our other filings with the U.S. Securities and Exchange Commission, or SEC, when reviewing any forward-looking statement.
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
OVERVIEW
Our financial information for the first three months of fiscal 2024 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2024 and 2023 represents the 13 weeks ended July 29, 2023 and July 30, 2022, respectively. Fiscal 2024 will include 52 weeks and fiscal 2023 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
Macro-economic Conditions. We are impacted by various conditions that create uncertainty in our macro-economic environment. Rising interest rates increased the interest expense on variable rate indebtedness. Cost inflation increases certain operating costs, and Patterson has implemented price increases in response; however, cost inflation did not materially impact our net results of operations in the first quarter of fiscal 2024. We continue to monitor recovery from the disruption of the COVID-19 pandemic. The deflationary impacts on PPE have softened as the supply chain and demand for PPE stabilized.
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
RESULTS OF OPERATIONS
QUARTER ENDED JULY 29, 2023 COMPARED TO QUARTER ENDED JULY 30, 2022
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	July 29, 2023	July 30, 2022
Net sales	100.0%	100.0%
Cost of sales	79.8	79.5
Gross profit	20.2	20.5
Operating expenses	17.8	18.2
Operating income	2.4	2.3
Other income (expense)	0.2	(0.3)
Income before taxes	2.6	2.0
Income tax expense	0.6	0.4
Net income	2.0	1.6
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.0%	1.6%
Net Sales. Consolidated net sales for the three months ended July 29, 2023 were $1,576.7 million, an increase of 3.5% from $1,523.3 million for the three months ended July 30, 2022. Foreign exchange rate changes had a favorable impact of 0.2% on current quarter sales.

Dental segment sales for the three months ended July 29, 2023 were $567.3 million, an increase of 1.7% from $557.9 million for the three months ended July 30, 2022. Foreign exchange rate changes had an unfavorable impact of 0.4% on current quarter sales. Current quarter sales of consumables increased 4.2%, sales of equipment decreased 6.1%, and sales of value-added services and other increased 5.6%. Consumables growth was due to strong growth of non-PPE product categories, offset by declines in PPE products due to price declines compared to the prior year. The decrease in the sales of equipment was impacted by timing as equipment sales ended fiscal 2023 with strong volume.
Animal Health segment sales for the three months ended July 29, 2023 were $1,011.0 million, an increase of 5.3% from $960.4 million for the three months ended July 30, 2022. Acquisitions contributed 0.8% and foreign exchange rate changes had a favorable impact of 0.5% on current quarter sales. Both Production Animal and Companion Animal grew sales in the first quarter of fiscal 2024 as compared to the prior year quarter.
Gross Profit. The consolidated gross profit margin rate for the three months ended July 29, 2023 decreased 30 basis points to 20.2%. The decrease was driven by our Corporate segment due to the unfavorable impact of interest rate changes on our customer financing portfolio. This interest rate impact was partially offset by a gain on associated interest rate swap agreements, which is reflected in other income, net in our condensed consolidated statements of operations and other comprehensive income.
Operating Expenses. Consolidated operating expenses for the three months ended July 29, 2023 were $280.8 million, a 1.3% increase from the prior year quarter of $277.3 million. The consolidated operating expense ratio of 17.8% decreased 40 basis points from the prior year quarter, which was driven by operational efficiencies, partially offset by increases to support sales growth during the three months ended July 29, 2023.
Operating Income. For the three months ended July 29, 2023, operating income was $38.2 million, or 2.4% of net sales, as compared to $34.8 million, or 2.3% of net sales for the three months ended July 30, 2022. The increase in operating income is primarily due to sales growth and operational efficiencies within operating expenses.
Dental segment operating income was $38.7 million and $36.9 million for the three months ended July 29, 2023 and July 30, 2022, respectively. The increase in operating income is primarily due to sales growth in consumables and value added services, gross margin expansion, and operational efficiencies within operating expenses.
Animal Health segment operating income was $29.7 million and $21.9 million for the three months ended July 29, 2023, and July 30, 2022, respectively. The increase in operating income is primarily due to sales growth across both production animal and companion animal, gross margin expansion, and operational efficiencies within operating expenses.
Corporate segment operating loss was $30.1 million and $23.9 million for the three months ended July 29, 2023 and July 30, 2022, respectively. The change was primarily driven by lower customer financing-related net sales.
Other Income (Expense). Net other income reflected income of $2.4 million and expense of $3.8 million for the three months ended July 29, 2023 and July 30, 2022, respectively. The change was primarily due to a gain on interest rate swaps, partially offset by higher interest expense driven by larger interest rate increases during the three months ended July 29, 2023 compared to the prior year quarter.
Income Tax Expense. The effective income tax rate for the three months ended July 29, 2023 was 23.3%, compared to 21.9% for the three months ended July 30, 2022. The increase in the rate was primarily due to larger excess tax benefits in the prior year and a geographical shift in earnings.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the three months ended July 29, 2023 was $31.2 million, compared to $24.6 million for the three months ended July 30, 2022. Earnings per diluted share were $0.32 in the current quarter compared to $0.25 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 96.2 million, compared to 97.8 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $253.4 million and $302.5 million for the three months ended July 29, 2023 and July 30, 2022, respectively. Net cash used in operating activities for the three months ended July 29, 2023 was primarily driven by the impact of our Receivables Securitization Program and an increase in working capital.

Net cash provided by investing activities was $223.8 million and $238.4 million for the three months ended July 29, 2023 and July 30, 2022, respectively. Collections of DPP receivables were $242.0 million and $252.9 million for the three months ended July 29, 2023 and July 30, 2022, respectively. Capital expenditures were $17.1 million and $14.6 million during the three months ended July 29, 2023 and July 30, 2022, respectively. We expect to use a total of approximately $71.0 million for capital expenditures in fiscal 2024. During the three months ended July 29, 2023, we used $1.1 million to pay a holdback following the acquisition of substantially all of the assets of Miller Vet Holdings, LLC, which was due on the 24 month anniversary of the closing date.
Net cash used by financing activities for the three months ended July 29, 2023 was $23.1 million, driven by $29.5 million for share repurchases and $25.4 million for dividend payments, partially offset by $31.0 million attributed to draws on our revolving line of credit. Net cash provided by financing activities for the three months ended July 30, 2022 was $73.4 million, driven primarily by $116.0 million attributed to draws on our revolving line of credit, partially offset by dividend payments of $25.4 million and share repurchases of $15 million.
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
As of July 29, 2023, $297.8 million was outstanding under the Amended Credit Agreement term loan at an interest rate of 6.42%, and $76.0 million was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 6.24%. As of April 29, 2023, $298.5 million was outstanding under the Credit Agreement term loan at an interest rate of 6.08%, and $45.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 5.93%.
We expect the collection of deferred purchase price receivables, existing cash balances and credit availability under existing debt facilities, less our funds used in operations, will be sufficient to meet our working capital needs and to finance our business over the remainder of fiscal 2024.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2023 Annual Report on Form 10-K filed June 21, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 29, 2023. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 29, 2023.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our 2023 Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024. As of July 29, 2023 there was $380 million remaining under the stock repurchase program.
The following table presents activity under the stock repurchase program during the first quarter of fiscal 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 30, 2023 to May 27, 2023	949,275	$26.66	949,275	$384,197,834
May 28, 2023 to June 24, 2023	160,055	26.23	160,055	380,000,012
June 25, 2023 to July 29, 2023	—	—	—	380,000,012
	1,109,330	$26.60	1,109,330	$380,000,012
Our Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
A significant portion of the compensation of our executive officers is delivered in the form of equity awards, including restricted stock units, performance units and non-qualified stock options. All of these awards contain vesting requirements related to service, with performance units also requiring satisfaction of certain performance criteria to obtain a payout. This compensation design is intended to align executive compensation with the performance experienced by our shareholders. Following delivery of shares of our common stock under such equity awards, once any applicable service- or performance-based vesting standards have been satisfied, our executive officers from time to time engage in the open-market sale of some of those shares for diversification or other personal reasons. Our executive officers may also engage from time to time in other transactions involving our securities.

Transactions in our securities by our directors and officers are required to be made in accordance with our Securities Trading and Information Disclosure Policy (our “Insider Trading Policy”), which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. Our Insider Trading Policy permits our directors and officers to enter into trading plans designed to comply with Rule 10b5-1.
The following table describes the contracts, instructions or written plans for the purchase or sale of company securities adopted by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended July 29, 2023, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plans are only executed when the stock price reaches a required minimum. In addition, the persons identified in the table below are required to maintain an ownership of the company’s common stock with a value equal to at least a multiple of their annual base salary (5x annual salary for our Chief Executive Officer and 3x annual salary for all direct reports to our Chief Executive Officer) or their annual cash retainer (5x annual cash retainer for non-employee directors).

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan*	Aggregate Number of Securities to be Purchased or Sold
Timothy E. Rogan, President Patterson Dental	July 6, 2023	July 31, 2024	Sale of up to 34,375 shares of common stock
* The plan duration is until the date listed, or such earlier date upon (a) the completion of all trades under the plan, (b) the expiration of the orders relating to such trades without execution, or (c) the occurrence of such other termination event as specified in the plan.
During the three months ended July 29, 2023, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) modified or terminated a Rule 10b5-1 trading arrangement, and none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Termination, Payoff and Assignment Agreement, dated as of July 28, 2023, among PDC Funding Company II, LLC, PDC Funding Company, LLC, Patterson Companies, Inc., Patterson Dental Supply, Inc., Patterson Veterinary Supply, Inc., Fifth Third Bank, National Association, and MUFG Bank, Ltd. (filed herewith).

10.2
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchase agent party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Amendment 25 dated July 28, 2023 (filed herewith).

10.3
Inducement, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Tim E. Rogan, dated July 19, 2021 (incorporated by reference to our Annual Report on Form 10-K, dated June 21, 2023 (File No. 000-20572)).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended July 29, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended July 29, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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
All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2023 Annual Report on Form 10-K filed June 21, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: August 30, 2023	By:	/s/ Kevin M. Barry
Kevin M. Barry
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)