Form 10-Q
period 2023-10-28
PATTERSON COMPANIES, INC.
filed 2023-11-29
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 28, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 20, 2023, there were 92,661,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	October 28, 2023	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$113,886	$159,669
Receivables, net of allowance for doubtful accounts of $3,875 and $3,667	490,428	477,384
Inventory	858,028	795,072
Prepaid expenses and other current assets	328,334	351,011
Total current assets	1,790,676	1,783,136
Property and equipment, net	218,977	212,283
Operating lease right-of-use assets, net	101,532	92,956
Long-term receivables, net	121,030	121,717
Goodwill	156,172	156,420
Identifiable intangibles, net	212,179	231,873
Investments	162,531	160,022
Other non-current assets, net	126,593	120,739
Total assets	$2,889,690	$2,879,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$688,687	$724,993
Accrued payroll expense	54,718	82,253
Other accrued liabilities	169,005	168,696
Operating lease liabilities	30,132	28,390
Current maturities of long-term debt	36,000	36,000
Borrowings on revolving credit	170,000	45,000
Total current liabilities	1,148,542	1,085,332
Long-term debt	449,974	451,231
Non-current operating lease liabilities	74,393	67,376
Other non-current liabilities	161,692	156,672
Total liabilities	1,834,601	1,760,611
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 94,089 and 96,350 shares issued and outstanding	941	964
Additional paid-in capital	249,490	233,706
Accumulated other comprehensive loss	(98,962)	(89,262)
Retained earnings	902,827	972,127
Total Patterson Companies, Inc. stockholders' equity	1,054,296	1,117,535
Noncontrolling interests	793	1,000
Total stockholders’ equity	1,055,089	1,118,535
Total liabilities and stockholders’ equity	$2,889,690	$2,879,146
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$1,652,772	$1,626,204	$3,229,517	$3,149,469
Cost of sales	1,313,746	1,298,115	2,571,436	2,509,247
Gross profit	339,026	328,089	658,081	640,222
Operating expenses	282,123	267,994	562,956	545,283
Operating income	56,903	60,095	95,125	94,939
Other income (expense):
Other income, net	7,096	18,203	18,997	19,983
Interest expense	(10,642)	(7,544)	(20,154)	(13,107)
Income before taxes	53,357	70,754	93,968	101,815
Income tax expense	13,502	17,105	22,983	23,906
Net income	39,855	53,649	70,985	77,909
Net loss attributable to noncontrolling interests	(103)	(424)	(207)	(754)
Net income attributable to Patterson Companies, Inc.	$39,958	$54,073	$71,192	$78,663
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.42	$0.56	$0.75	$0.81
Diluted	$0.42	$0.55	$0.74	$0.81
Weighted average shares:
Basic	94,710	96,913	95,127	96,771
Diluted	95,156	97,552	95,722	97,708
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Comprehensive income:
Net income	$39,855	$53,649	$70,985	$77,909
Foreign currency translation loss	(17,589)	(17,591)	(10,221)	(22,582)
Cash flow hedges, net of tax	260	260	521	521
Comprehensive income	$22,526	$36,318	$61,285	$55,848
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

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 29, 2023	96,350	$964	$233,706	$(89,262)	$972,127	$1,000	$1,118,535
Foreign currency translation	—	—	—	7,368	—	—	7,368
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	31,234	(104)	31,130
Dividends declared	—	—	—	—	(25,134)	—	(25,134)
Common stock issued	565	5	1,569	—	—	—	1,574
Repurchases of common stock	(1,109)	(11)	—	—	(29,497)	—	(29,508)
Stock-based compensation	—	—	7,015	—	—	—	7,015
Balance at July 29, 2023	95,806	958	242,290	(81,633)	948,730	896	1,111,241
Foreign currency translation	—	—	—	(17,589)	—	—	(17,589)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	39,958	(103)	39,855
Dividends declared	—	—	—	—	(24,897)	—	(24,897)
Common stock issued	180	2	3,226	—	—	—	3,228
Repurchases of common stock	(1,897)	(19)	(661)	—	(60,964)	—	(61,644)
Stock-based compensation	—	—	4,635	—	—	—	4,635
Balance at October 28, 2023	94,089	$941	$249,490	$(98,962)	$902,827	$793	$1,055,089
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 28, 2023	October 29, 2022
Operating activities:
Net income	$70,985	$77,909
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	23,583	22,412
Amortization	19,253	18,678
Non-cash employee compensation	11,650	8,393
Non-cash losses (gains) and other, net	3,166	5,085
Change in assets and liabilities:
Receivables	(487,186)	(508,811)
Inventory	(67,416)	(100,596)
Accounts payable	(30,911)	41,557
Accrued liabilities	(24,908)	(47,519)
Other changes from operating activities, net	(3,492)	(37,269)
Net cash used in operating activities	(485,276)	(520,161)
Investing activities:
Additions to property and equipment and software	(33,467)	(26,779)
Collection of deferred purchase price receivables	489,452	489,639
Payments related to acquisitions, net of cash acquired	(1,108)	—
Payments related to investments	—	(15,000)
Net cash provided by investing activities	454,877	447,860
Financing activities:
Dividends paid	(50,331)	(50,732)
Repurchases of common stock	(90,491)	(15,000)
Payments on long-term debt	(1,500)	—
Draw on revolving credit	125,000	145,000
Other financing activities	4,141	(1,766)
Net cash provided by (used in) financing activities	(13,181)	77,502
Effect of exchange rate changes on cash	(2,203)	(6,935)
Net change in cash and cash equivalents	(45,783)	(1,734)
Cash and cash equivalents at beginning of period	159,669	142,014
Cash and cash equivalents at end of period	$113,886	$140,280

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$465,058	$479,797
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of October 28, 2023, and our results of operations and cash flows for the periods ended October 28, 2023 and October 29, 2022. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended October 28, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 27, 2024. These financial statements should be read in conjunction with the financial statements included in our 2023 Annual Report on Form 10-K filed on June 21, 2023.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2024 and 2023 represents the 13 weeks ended October 28, 2023 and October 29, 2022, respectively. Fiscal 2024 will include 52 weeks and fiscal 2023 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gain on interest rate swap agreements	$2,786	$13,072	$9,561	$11,124
Investment income and other	4,310	5,131	9,436	8,859
Other income, net	$7,096	$18,203	$18,997	$19,983
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $81 and $81 for the three months ended October 28, 2023 and October 29, 2022, respectively. The income tax expense related to cash flow hedges was $161 and $161 for the six months ended October 28, 2023 and October 29, 2022, respectively.
Earnings Per Share ("EPS")

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Denominator for basic EPS – weighted average shares	94,710	96,913	95,127	96,771
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	446	639	595	937
Denominator for diluted EPS – weighted average shares	95,156	97,552	95,722	97,708
Potentially dilutive securities representing 1,427 shares and 1,299 shares for the three and six months ended October 28, 2023 and 1,572 shares and 1,166 shares for the three and six months ended October 29, 2022 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of October 28, 2023 and April 29, 2023 were $2,321 and $1,338, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At October 28, 2023 and April 29, 2023, contract liabilities of $40,131 and $36,850 were reported in other accrued liabilities, respectively. During the six months ended October 28, 2023, we recognized $20,814 of the amount previously deferred at April 29, 2023.

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
The total purchase price for these acquisitions is $37,535, which includes holdbacks of $4,255 that will be paid on the 24 month anniversary of the closing dates and working capital adjustments of $23 which were paid in the fourth quarter of fiscal 2023. As of the acquisition date, we have recorded $17,300 of identifiable intangibles, $16,040 of goodwill and net tangible assets of $4,233 in our condensed consolidated balance sheets related to these acquisitions. Goodwill, which is deductible for income tax purposes, was increased by $272 subsequent to acquisition date as a result of working capital adjustments. Goodwill was recorded within the Animal Health segment and represents the expected benefit of integrating these value-added platforms with our existing operations. We have included their results of operations in our financial statements since the date of acquisition within the Animal Health segment. The accounting for the acquisitions was complete as of October 28, 2023. The acquisitions did not materially impact our financial statements, and, therefore, pro forma results are not provided.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of October 28, 2023, of which $200,000 was utilized.
We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of October 28, 2023 and April 29, 2023, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $403,848 and $429,853, respectively. Sales of trade receivables under this facility were $1,824,520 and $1,826,156, and cash collections from customers on receivables sold were $1,850,208 and $1,804,576 during the six months ended October 28, 2023 and October 29, 2022, respectively.
The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $3,736 and $3,211 during the three months ended October 28, 2023 and October 29, 2022, respectively, and $7,160 and

$4,646 during the six months ended October 28, 2023 and October 29, 2022, respectively, related to the Receivables.
The following rollforward summarizes the activity related to the DPP receivable:

	Six Months Ended
	October 28, 2023	October 29, 2022
Beginning DPP receivable balance	$227,946	$195,764
Non-cash additions to DPP receivable	445,567	467,761
Collection of DPP receivable	(471,511)	(447,241)
Ending DPP receivable balance	$202,002	$216,284
Note 4. Customer Financing
As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Patterson-sponsored program, equipment purchased by creditworthy customers may be financed up to a maximum of $2,000. We generally sell our customers’ financing contracts to an outside financial institution in the normal course of our business. These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We use a monthly unit of account for these financing contracts.
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
We operate under an agreement to sell our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at October 28, 2023 was $575,000.
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
During the six months ended October 28, 2023 and October 29, 2022, we sold $115,266 and $111,612 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $3,953 and $8,456 during the three months ended October 28, 2023 and October 29, 2022, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $12,880 and $7,468 during the six months ended October 28, 2023 and October 29, 2022, respectively, related to these contracts sold. Cash collections on financed receivables sold were $141,353 and $163,088 during the six months ended October 28, 2023 and October 29, 2022, respectively.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $30,621 and $33,072 as of October 28, 2023 and April 29, 2023, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $44,757 and $77,646 as of October 28, 2023 and April 29, 2023, respectively, of finance contracts we have not yet sold. A total of $546,042 of finance contracts receivable sold under the arrangements was outstanding at October 28, 2023. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Six Months Ended
	October 28, 2023	October 29, 2022
Beginning DPP receivable balance	$102,979	$125,332
Non-cash additions to DPP receivable	19,491	12,036
Collection of DPP receivable	(17,941)	(42,398)
Ending DPP receivable balance	$104,529	$94,970
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at October 28, 2023.
Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 28, 2023, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of July 2031. We sold an identical interest rate cap to the same bank.
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
As of April 29, 2023, the remaining notional amount for interest rate swap agreements was $551,504, with the latest maturity date in fiscal 2030. During the six months ended October 28, 2023, we entered into forward interest rate swap agreements with a notional amount of $97,387. As of October 28, 2023, the remaining notional amount for interest rate swap agreements was $533,943, with the latest maturity date in fiscal 2031.

Net cash receipts of $7,244 and $782 were received during the six months ended October 28, 2023 and October 29, 2022, respectively, to settle a portion of our assets and liabilities related to interest rate swap agreements. These payments and receipts are reflected as cash flows in the condensed consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	October 28, 2023	April 29, 2023
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$6,789	$5,875
Interest rate contracts	Other non-current assets, net	28,018	23,210
Total asset derivatives		$34,807	$29,085
Liabilities:
Interest rate contracts	Other accrued liabilities	$221	$267
Interest rate contracts	Other non-current liabilities	16,787	12,993
Total liability derivatives		$17,008	$13,260
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest rate contracts	Interest expense	$(341)	$(341)	$(682)	$(682)

		Amount of Gain Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest rate contracts	Other income, net	$2,786	$13,072	$9,561	$11,124
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and six months ended October 28, 2023 or October 29, 2022.
We recorded no ineffectiveness during the three and six month periods ended October 28, 2023 and October 29, 2022. As of October 28, 2023, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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

Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	October 28, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,060	$2,060	$—	$—
DPP receivable - receivables securitization program	202,002	—	—	202,002
DPP receivable - customer financing	104,529	—	—	104,529
Derivative instruments	34,807	—	34,807	—
Total assets	$343,398	$2,060	$34,807	$306,531
Liabilities:
Derivative instruments	$17,008	$—	$17,008	$—

	April 29, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$47,777	$47,777	$—	$—
DPP receivable - receivables securitization program	227,946	—	—	227,946
DPP receivable - customer financing	102,979	—	—	102,979
Derivative instruments	29,085	—	29,085	—
Total assets	$407,787	$47,777	$29,085	$330,925
Liabilities:
Derivative instruments	$13,260	$—	$13,260	$—
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
We have an investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians. The investment was valued based on the selling price of the portion of the investment we sold in the first quarter of fiscal 2022. The carrying value of the investment we owned following this sale was $56,849 and $56,849 as of October 28, 2023 and April 29, 2023, respectively. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. The carrying value of this put option, which is subject to a floor, as of October 28, 2023 is $25,757, and is reported within investments in our condensed consolidated balance sheets. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the six months ended October 28, 2023.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of October 28, 2023 and April 29, 2023 was $479,877 and $483,139, respectively, as compared to a carrying value of $485,974 and $487,231 at October 28, 2023 and April 29, 2023, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 28, 2023 and April 29, 2023.
Note 7. Income Taxes
The effective income tax rate for the three months ended October 28, 2023 was 25.3% compared to 24.2% for the three months ended October 29, 2022. The increase in the rate was primarily due to an income tax reserve adjustment in the prior year quarter which was partially offset by excess tax benefits associated with stock-based compensation. The effective income tax rate for the six months ended October 28, 2023 was 24.5% compared to 23.5% for the three months ended October 29, 2022. The increase in the rate was primarily due to an income tax reserve adjustment in the prior year which was partially offset by excess tax benefits associated with stock-based compensation.
Note 8. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. Patterson and Cure Partners each contributed additional net assets of $1,000 during the fiscal year ended April 29, 2023, and no additional net assets were contributed during the six months ended October 28, 2023. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Since TPI was formed, there have been no changes in ownership interests. As of October 28, 2023, we had noncontrolling interests of $793 on our condensed consolidated balance sheets.
Net loss attributable to the noncontrolling interest was $103 and $424 for the three months ended October 28, 2023 and October 29, 2022, respectively, and $207 and $754 for the six months ended October 28, 2023 and October 29, 2022, respectively.
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

The following table provides a breakdown of sales by geographic region:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Consolidated net sales
United States	$1,383,152	$1,375,622	$2,674,523	$2,636,020
United Kingdom	180,460	157,125	372,071	319,346
Canada	89,160	93,457	182,923	194,103
Total	$1,652,772	$1,626,204	$3,229,517	$3,149,469
Dental net sales
United States	$573,794	$575,520	$1,084,044	$1,075,355
Canada	52,587	53,403	109,637	111,485
Total	$626,381	$628,923	$1,193,681	$1,186,840
Animal Health net sales
United States	$807,589	$805,817	$1,590,255	$1,561,402
United Kingdom	180,460	157,125	372,071	319,346
Canada	36,573	40,054	73,286	82,618
Total	$1,024,622	$1,002,996	$2,035,612	$1,963,366
Corporate net sales
United States	$1,769	$(5,715)	$224	$(737)
Total	$1,769	$(5,715)	$224	$(737)

The following table provides a breakdown of sales by categories of products and services:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Consolidated net sales
Consumable	$1,319,363	$1,301,256	$2,635,088	$2,563,025
Equipment	230,293	243,896	394,264	417,831
Value-added services and other	103,116	81,052	200,165	168,613
Total	$1,652,772	$1,626,204	$3,229,517	$3,149,469
Dental net sales
Consumable	$346,492	$337,489	$698,539	$675,329
Equipment	200,127	214,006	337,676	360,516
Value-added services and other	79,762	77,428	157,466	150,995
Total	$626,381	$628,923	$1,193,681	$1,186,840
Animal Health net sales
Consumable	$972,871	$963,767	$1,936,549	$1,887,696
Equipment	30,166	29,890	56,588	57,315
Value-added services and other	21,585	9,339	42,475	18,355
Total	$1,024,622	$1,002,996	$2,035,612	$1,963,366
Corporate net sales
Value-added services and other	$1,769	$(5,715)	$224	$(737)
Total	$1,769	$(5,715)	$224	$(737)
The following table provides a breakdown of operating income (loss) by reportable segment:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating income (loss)
Dental	$55,277	$60,950	$93,947	$97,845
Animal Health	26,346	28,316	56,039	50,175
Corporate	(24,720)	(29,171)	(54,861)	(53,081)
Total	$56,903	$60,095	$95,125	$94,939
The following table provides a breakdown of total assets by reportable segment:

	October 28, 2023	April 29, 2023
Total assets
Dental	$924,784	$853,369
Animal Health	1,578,789	1,570,760
Corporate	386,117	455,017
Total	$2,889,690	$2,879,146
Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL during the six months ended October 28, 2023:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 29, 2023	$(2,412)	$(86,850)	$(89,262)
Other comprehensive loss before reclassifications	—	(10,221)	(10,221)
Amounts reclassified from AOCL	521	—	521
AOCL at October 28, 2023	$(1,891)	$(97,071)	$(98,962)
The amounts reclassified from AOCL during the six months ended October 28, 2023 include gains and losses on cash flow hedges, net of taxes of $161. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $682 for the six months ended October 28, 2023.
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
OVERVIEW
Our financial information for the first six months of fiscal 2024 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2024 and 2023 represents the 13 weeks ended October 28, 2023 and October 29, 2022, respectively. Fiscal 2024 will include 52 weeks and fiscal 2023 included 52 weeks.
We believe there are several important aspects of our business that are useful in analyzing it, including: (1) growth in the various markets in which we operate; (2) internal growth; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. To measure internal performance, we exclude the impact of foreign currency, contributions from recent acquisitions, and differences in the number of weeks in fiscal periods from net sales. Foreign currency impact represents the difference in results that is attributable to fluctuations in currency exchange rates the company uses to convert results for all foreign entities where the functional currency is not the U.S. dollar. The company calculates the impact as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period’s currency exchange rates. The company believes the disclosure of net sales changes in constant currency provides useful supplementary information to investors in light of fluctuations in currency rates.
FACTORS AFFECTING OUR RESULTS
Macro-economic Conditions. We are impacted by various conditions that create uncertainty in our macro-economic environment. Cost inflation and rising interest rates may affect our customer's willingness to invest in capital equipment and could impact our customers' volume of purchases. Rising interest rates increased the interest expense on variable rate indebtedness. Cost inflation increases certain operating costs, and Patterson has implemented price increases in response; however, cost inflation did not materially impact our net results of operations in the first half of fiscal 2024. We continue to monitor recovery from the disruption of the COVID-19 pandemic. The deflationary impacts on PPE have softened as the supply chain and demand for PPE stabilized.
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
RESULTS OF OPERATIONS
QUARTER ENDED OCTOBER 28, 2023 COMPARED TO QUARTER ENDED OCTOBER 29, 2022
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	October 28, 2023	October 29, 2022
Net sales	100.0%	100.0%
Cost of sales	79.5	79.8
Gross profit	20.5	20.2
Operating expenses	17.1	16.5
Operating income	3.4	3.7
Other income (expense)	(0.2)	0.7
Income before taxes	3.2	4.4
Income tax expense	0.8	1.1
Net income	2.4	3.3
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.4%	3.3%

Net Sales. Consolidated net sales for the three months ended October 28, 2023 were $1,652.8 million, an increase of 1.6% from $1,626.2 million for the three months ended October 29, 2022. Foreign exchange rate changes had a favorable impact of 0.7% on current quarter net sales. Acquisitions contributed 0.5% growth.
Dental segment net sales for the three months ended October 28, 2023 were $626.4 million, a decrease of 0.4% from $628.9 million for the three months ended October 29, 2022. Foreign exchange rate changes had an unfavorable impact of 0.2% on current quarter net sales. Current quarter net sales of consumables increased 2.7%, net sales of equipment decreased 6.5%, and net sales of value-added services and other increased 3.0%. The decrease in equipment net sales was primarily related to imaging and CAD/CAM.
Animal Health segment net sales for the three months ended October 28, 2023 were $1,024.6 million, an increase of 2.2% from $1,003.0 million for the three months ended October 29, 2022. Acquisitions contributed 0.8% and foreign exchange rate changes had a favorable impact of 1.2% on current quarter net sales. Production Animal grew sales while Companion Animal sales declined.
Gross Profit. The consolidated gross profit margin rate for the three months ended October 28, 2023 increased 30 basis points to 20.5%. The Corporate segment increase was attributable to unfavorable impacts of interest rate changes on our customer financing portfolio in the prior year quarter. This interest rate impact was partially offset by a gain on associated interest rate swap agreements, which is reflected in other income, net in our condensed consolidated statements of operations and other comprehensive income. Gross profit margin rate increased for Dental and Animal Health in the current quarter as compared to the prior year quarter.
Operating Expenses. Consolidated operating expenses for the three months ended October 28, 2023 were $282.1 million, a 5.3% increase from the prior year quarter of $268.0 million. The consolidated operating expense ratio of 17.1% increased 60 basis points from the prior year quarter. The increase in operating expenses included investment in margin-accretive initiatives, technology, and facility enhancements.
Operating Income. For the three months ended October 28, 2023, operating income was $56.9 million, or 3.4% of net sales, as compared to $60.1 million, or 3.7% of net sales for the three months ended October 29, 2022. The decrease in operating income was driven by an increase in operating expenses.
Dental segment operating income was $55.3 million and $61.0 million for the three months ended October 28, 2023 and October 29, 2022, respectively. The decrease in operating income was primarily due to an increase in operating expenses.
Animal Health segment operating income was $26.3 million and $28.3 million for the three months ended October 28, 2023, and October 29, 2022, respectively. The decrease in operating income was primarily due to an increase within operating expenses.
Corporate segment operating loss was $24.7 million and $29.2 million for the three months ended October 28, 2023 and October 29, 2022, respectively. The change was primarily attributable to higher unfavorable impacts of interest rate changes on our customer financing portfolio in the prior year quarter.
Other Income (Expense). Net other income (expense) reflected expense of $3.5 million and income of $10.7 million for the three months ended October 28, 2023 and October 29, 2022, respectively. The change was primarily due to a lower gain on interest rate swaps of $2.8 million in the current quarter as compared to a gain of $13.1 million in the prior year quarter, and higher interest expense driven by higher interest rates during the three months ended October 28, 2023 compared to the prior year quarter.
Income Tax Expense. The effective income tax rate for the three months ended October 28, 2023 was 25.3%, compared to 24.2% for the three months ended October 29, 2022. The increase in the rate was primarily due to an income tax reserve adjustment in the prior year quarter which was partially offset by excess tax benefits associated with stock-based compensation.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the three months ended October 28, 2023 was $40.0 million, compared to $54.1 million for the three months ended October 29, 2022. Earnings per diluted share were $0.42 in the current quarter compared to $0.55 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 95.2 million, compared to 97.6 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.

SIX MONTHS ENDED OCTOBER 28, 2023 COMPARED TO SIX MONTHS ENDED OCTOBER 29, 2022
The following table summarizes our results as a percent of net sales:

	Six Months Ended
	October 28, 2023	October 29, 2022
Net sales	100.0%	100.0%
Cost of sales	79.6	79.7
Gross profit	20.4	20.3
Operating expenses	17.5	17.3
Operating income	2.9	3.0
Other income (expense)	—	0.2
Income before taxes	2.9	3.2
Income tax expense	0.7	0.7
Net income	2.2	2.5
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.2%	2.5%
Net Sales. Consolidated net sales for the six months ended October 28, 2023 were $3,229.5 million, a 2.5% increase from $3,149.5 million for the six months ended October 29, 2022. Foreign exchange rate changes had a favorable impact of 0.4% on current period net sales. Acquisitions contributed 0.5% growth.
Dental segment net sales for the six months ended October 28, 2023 were $1,193.7 million, a 0.6% increase from $1,186.8 million for the six months ended October 29, 2022. Foreign exchange rate changes had an unfavorable impact of 0.3% on current period net sales. Current period net sales of consumables increased 3.4%, net sales of equipment decreased 6.3%, and net sales of value-added services and other increased 4.3%. The decrease in equipment net sales was primarily related to imaging and CAD/CAM.
Animal Health segment net sales for the six months ended October 28, 2023 were $2,035.6 million, a 3.7% increase from $1,963.4 million for the six months ended October 29, 2022. Foreign exchange rate changes had a favorable impact of 0.9% on current period net sales. Acquisitions contributed 0.8% growth.
Gross Profit. The consolidated gross profit margin rate for the six months ended October 28, 2023 increased 10 basis points from the prior year period to 20.4%, driven by gross profit margin rate increases in the Dental and Animal Health segments for the six months ended October 28, 2023. The Corporate segment increase was attributable to unfavorable impacts of interest rate changes on our customer financing portfolio in the prior year period. This interest rate impact was partially offset by a gain on associated interest rate swap agreements, which is reflected in other income, net in our condensed consolidated statements of operations and other comprehensive income.
Operating Expenses. Consolidated operating expenses for the six months ended October 28, 2023 were $563.0 million, a 3.2% increase from the prior year period of $545.3 million. The increase in operating expenses included investment in margin-accretive initiatives, technology, and facility enhancements. The consolidated operating expense ratio of 17.5% increased 20 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the six months ended October 28, 2023, operating income was $95.1 million, or 2.9% of net sales, as compared to $94.9 million, or 3.0% of net sales for the six months ended October 29, 2022. The increase in net sales and gross margin was offset by higher operating expenses compared to the prior year period.
Dental segment operating income was $93.9 million for the six months ended October 28, 2023, a decrease of $3.9 million from the prior year period. The decrease was primarily driven by increased operating expenses, partially offset by net sales and gross profit margin growth.
Animal Health segment operating income was $56.0 million for the six months ended October 28, 2023, an increase of $5.9 million from the prior year period. The increase was primarily driven by net sales growth and a higher gross profit margin rate, partially offset by higher operating expenses during the six months ended October 28, 2023.

Corporate segment operating loss was $54.9 million and $53.1 million for the six months ended October 28, 2023 and October 29, 2022, respectively. The change was primarily attributable to an increase in operating expenses during the six months ended October 28, 2023, partially offset by unfavorable impacts of interest rate changes on our customer financing portfolio in the prior year period.
Other Income (Expense). Net other expense was $1.2 million and net other income was $6.9 million for the six months ended October 28, 2023 and October 29, 2022, respectively. The change was primarily due to higher interest expense driven by interest rates and a lower gain on interest rate swaps.
Income Tax Expense. The effective income tax rate for the six months ended October 28, 2023 was 24.5%, compared to 23.5% for the six months ended October 29, 2022. The increase in the rate was primarily due to an income tax reserve adjustment in the prior year which was partially offset by excess tax benefits associated with stock-based compensation.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the six months ended October 28, 2023 was $71.2 million, compared to $78.7 million for the six months ended October 29, 2022. Earnings per diluted share were $0.74 in the current period compared to $0.81 in the prior year period. Weighted average diluted shares outstanding in the current period were 95.7 million, compared to 97.7 million in the prior year period. The current period and prior year period cash dividend declared was $0.52 per common share.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $485.3 million and $520.2 million for the six months ended October 28, 2023 and October 29, 2022, respectively. Net cash used in operating activities for the six months ended October 28, 2023 was primarily driven by the impact of our Receivables Securitization Program and an increase in working capital.
Net cash provided by investing activities was $454.9 million and $447.9 million for the six months ended October 28, 2023 and October 29, 2022, respectively. Collections of DPP receivables were $489.5 million and $489.6 million for the six months ended October 28, 2023 and October 29, 2022, respectively. Capital expenditures were $33.5 million and $26.8 million during the six months ended October 28, 2023 and October 29, 2022, respectively. We expect to use a total of approximately $71.0 million for capital expenditures in fiscal 2024. During the six months ended October 28, 2023, we used $1.1 million to pay a holdback following the acquisition of substantially all of the assets of Miller Vet Holdings, LLC, which was due on the 24 month anniversary of the closing date.
Net cash used by financing activities for the six months ended October 28, 2023 was $13.2 million, driven by $90.5 million for share repurchases and $50.3 million for dividend payments, partially offset by $125.0 million attributed to draws on our revolving line of credit. Net cash provided by financing activities for the six months ended October 29, 2022 was $77.5 million, driven primarily by $145.0 million attributed to draws on our revolving line of credit, partially offset by dividend payments of $50.7 million and share repurchases of $15.0 million.
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
As of October 28, 2023, $297.0 million was outstanding under the Amended Credit Agreement term loan at an interest rate of 6.43%, and $170.0 million was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 6.40%. As of April 29, 2023, $298.5 million was outstanding under the Credit Agreement term loan at an interest rate of 6.08%, and $45.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 5.93%.

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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2023. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 28, 2023.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024. As of October 28, 2023 there was $319.0 million remaining under the stock repurchase program.
The following table presents activity under the stock repurchase program during the second quarter of fiscal 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 30, 2023 to August 26, 2023	828,300	$33.51	828,300	$352,247,348
August 27, 2023 to September 23, 2023	711,924	31.25	711,924	330,000,029
September 24, 2023 to October 28, 2023	356,450	30.81	356,450	319,016,629
	1,896,674	$32.15	1,896,674	$319,016,629
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
The following describes the contracts, instructions or written plans for the purchase or sale of company securities adopted by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended October 28, 2023, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plans are only executed when the stock price reaches a required minimum. In addition, the persons identified below are required to maintain an ownership of the company’s common stock with a value equal to at least a multiple of their annual base salary (5x annual salary for our Chief Executive Officer and 3x annual salary for all direct reports to our Chief Executive Officer) or their annual cash retainer (5x annual cash retainer for non-employee directors).
•Kevin M. Barry, our Chief Financial Officer, adopted a new written trading plan on September 1, 2023. The plan’s maximum duration is until August 30, 2024. The first trade will not occur until December 1, 2023, at the earliest. The trading plan is intended to permit Mr. Barry to sell (i) 1,627 shares of our common stock pursuant to performance units that vested on July 14, 2023, (ii) 25% of the net vested shares of our common stock pursuant to restricted stock units that will vest on December 15, 2023, (iii) 25% of the net vested shares of our common stock pursuant to performance units that will vest on July 1, 2024, and (iv) 25% of the net vested shares of our common stock pursuant to restricted stock units that will vest on July 1, 2024.
•Les B. Korsh, our Chief Legal Officer and Corporate Secretary, adopted a new written trading plan on September 22, 2023. The plan’s maximum duration is until August 1, 2024. The first trade will not occur until March 1, 2024, at the earliest. The trading plan is intended to permit Mr. Korsh to sell (i) 4,000 shares of our common stock pursuant to restricted stock units that vested on June 11, 2021, (ii) 30% of the net vested shares of our common stock pursuant to performance units that will vest on July 1, 2024, and (iii) 30% of the net vested shares of our common stock pursuant to restricted stock units that will vest on July 1, 2024.
•Donald J. Zurbay, our President and Chief Executive Officer, adopted a new written trading plan on September 25, 2023. The plan’s maximum duration is until December 31, 2024. The first trade will not occur until July 2, 2024, at the earliest. The trading plan is intended to permit Mr. Zurbay to sell (i) 25% of the net vested shares of our common stock pursuant to performance units that will vest on July 1, 2024, (ii) 25% of the net vested shares of our common stock pursuant to restricted stock units that will vest on July 1, 2024, and (iii) 25% of the net vested shares of our common stock pursuant to restricted stock units that will vest on December 5, 2024.
•Samantha L. Bergeson, our Chief Human Resources Officer, adopted a new written trading plan on October 6, 2023. The plan’s maximum duration is until July 31, 2024. The first trade will not occur until July 2, 2024, at the earliest. The trading plan is intended to permit Ms. Bergeson to sell 15% of the net vested shares of our common stock pursuant to restricted stock units that will vest on July 1, 2024.
For each plan described above, the plan duration is until the date listed, or such earlier date upon (a) the completion of all trades under the plan, (b) the expiration of the orders relating to such trades without execution, or (c) the occurrence of such other termination event as specified in the plan.
During the three months ended October 28, 2023, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement, and none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended October 28, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended October 28, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: November 29, 2023	By:	/s/ Kevin M. Barry
Kevin M. Barry
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)