Form 10-Q
period 2024-01-27
PATTERSON COMPANIES, INC.
filed 2024-02-28
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 27, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 20, 2024, there were 89,592,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 27, 2024	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$123,998	$159,669
Receivables, net of allowance for doubtful accounts of $3,949 and $3,667	484,530	477,384
Inventory	902,733	795,072
Prepaid expenses and other current assets	321,302	351,011
Total current assets	1,832,563	1,783,136
Property and equipment, net	226,013	212,283
Operating lease right-of-use assets, net	108,506	92,956
Long-term receivables, net	131,812	121,717
Goodwill	156,472	156,420
Identifiable intangibles, net	203,121	231,873
Investments	164,459	160,022
Other non-current assets, net	117,003	120,739
Total assets	$2,939,949	$2,879,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$683,300	$724,993
Accrued payroll expense	73,237	82,253
Other accrued liabilities	160,914	168,696
Operating lease liabilities	31,137	28,390
Current maturities of long-term debt	4,125	36,000
Borrowings on revolving credit	331,000	45,000
Total current liabilities	1,283,713	1,085,332
Long-term debt	448,219	451,231
Non-current operating lease liabilities	80,499	67,376
Other non-current liabilities	155,353	156,672
Total liabilities	1,967,784	1,760,611
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 90,092 and 96,350 shares issued and outstanding	901	964
Additional paid-in capital	253,860	233,706
Accumulated other comprehensive loss	(86,163)	(89,262)
Retained earnings	802,884	972,127
Total Patterson Companies, Inc. stockholders' equity	971,482	1,117,535
Noncontrolling interests	683	1,000
Total stockholders’ equity	972,165	1,118,535
Total liabilities and stockholders’ equity	$2,939,949	$2,879,146
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net sales	$1,616,095	$1,600,850	$4,845,612	$4,750,319
Cost of sales	1,265,089	1,257,888	3,836,525	3,767,135
Gross profit	351,006	342,962	1,009,087	983,184
Operating expenses	280,994	267,040	843,950	812,323
Operating income	70,012	75,922	165,137	170,861
Other income (expense):
Other income, net	3,653	3,096	22,650	23,079
Interest expense	(11,725)	(9,731)	(31,879)	(22,838)
Income before taxes	61,940	69,287	155,908	171,102
Income tax expense	14,347	15,440	37,330	39,346
Net income	47,593	53,847	118,578	131,756
Net loss attributable to noncontrolling interests	(110)	(82)	(317)	(836)
Net income attributable to Patterson Companies, Inc.	$47,703	$53,929	$118,895	$132,592
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.52	$0.55	$1.26	$1.37
Diluted	$0.52	$0.55	$1.26	$1.35
Weighted average shares:
Basic	92,009	97,327	94,088	96,957
Diluted	92,519	97,977	94,704	97,881
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Comprehensive income:
Net income	$47,593	$53,847	$118,578	$131,756
Foreign currency translation gain (loss)	12,538	14,197	2,317	(8,385)
Cash flow hedges, net of tax	261	261	782	782
Comprehensive income	$60,392	$68,305	$121,677	$124,153
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

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 29, 2023	96,350	$964	$233,706	$(89,262)	$972,127	$1,000	$1,118,535
Foreign currency translation	—	—	—	7,368	—	—	7,368
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	31,234	(104)	31,130
Dividends declared	—	—	—	—	(25,134)	—	(25,134)
Common stock issued	565	5	1,569	—	—	—	1,574
Repurchases of common stock	(1,109)	(11)	—	—	(29,497)	—	(29,508)
Stock-based compensation	—	—	7,015	—	—	—	7,015
Balance at July 29, 2023	95,806	958	242,290	(81,633)	948,730	896	1,111,241
Foreign currency translation	—	—	—	(17,589)	—	—	(17,589)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	39,958	(103)	39,855
Dividends declared	—	—	—	—	(24,897)	—	(24,897)
Common stock issued	180	2	3,226	—	—	—	3,228
Repurchases of common stock	(1,897)	(19)	(661)	—	(60,964)	—	(61,644)
Stock-based compensation	—	—	4,635	—	—	—	4,635
Balance at October 28, 2023	94,089	941	249,490	(98,962)	902,827	793	1,055,089
Foreign currency translation	—	—	—	12,538	—	—	12,538
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	47,703	(110)	47,593
Dividends declared	—	—	—	—	(23,591)	—	(23,591)
Common stock issued	103	1	1,844	—	—	—	1,845
Repurchases of common stock	(4,101)	(41)	(1,219)	—	(124,055)	—	(125,315)
Stock-based compensation	—	—	3,745	—	—	—	3,745
Balance at January 27, 2024	90,091	$901	$253,860	$(86,163)	$802,884	$683	$972,165
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 27, 2024	January 28, 2023
Operating activities:
Net income	$118,578	$131,756
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	36,314	34,138
Amortization	28,884	28,160
Non-cash employee compensation	15,395	11,349
Non-cash losses (gains) and other, net	4,120	7,227
Change in assets and liabilities:
Receivables	(744,275)	(729,039)
Inventory	(106,328)	(155,184)
Accounts payable	(43,533)	20,947
Accrued liabilities	(14,510)	(40,909)
Other changes from operating activities, net	(14,494)	(36,642)
Net cash used in operating activities	(719,849)	(728,197)
Investing activities:
Additions to property and equipment and software	(51,196)	(42,442)
Collection of deferred purchase price receivables	770,319	758,001
Payments related to acquisitions, net of cash acquired	(1,108)	(33,257)
Payments related to investments	—	(15,000)
Net cash provided by investing activities	718,015	667,302
Financing activities:
Dividends paid	(75,021)	(75,954)
Repurchases of common stock	(214,587)	(15,000)
Payments on long-term debt	(35,250)	—
Draw on revolving credit	286,000	146,000
Other financing activities	4,767	12,866
Net cash provided by (used in) financing activities	(34,091)	67,912
Effect of exchange rate changes on cash	254	(1,741)
Net change in cash and cash equivalents	(35,671)	5,276
Cash and cash equivalents at beginning of period	159,669	142,014
Cash and cash equivalents at end of period	$123,998	$147,290

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$739,382	$746,321
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of January 27, 2024, and our results of operations and cash flows for the periods ended January 27, 2024 and January 28, 2023. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended January 27, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 27, 2024. These financial statements should be read in conjunction with the financial statements included in our 2023 Annual Report on Form 10-K filed on June 21, 2023.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2024 and 2023 represents the 13 weeks ended January 27, 2024 and January 28, 2023, respectively. Fiscal 2024 will include 52 weeks and fiscal 2023 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
(Loss) gain on interest rate swap agreements	$(3,474)	$(1,849)	$6,087	$9,275
Investment income and other	7,127	4,945	16,563	13,804
Other income, net	$3,653	$3,096	$22,650	$23,079
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $80 and $80 for the three months ended January 27, 2024 and January 28, 2023, respectively. The income tax expense related to cash flow hedges was $241 and $241 for the nine months ended January 27, 2024 and January 28, 2023, respectively.
Earnings Per Share ("EPS")

The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Denominator for basic EPS – weighted average shares	92,009	97,327	94,088	96,957
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	510	650	616	924
Denominator for diluted EPS – weighted average shares	92,519	97,977	94,704	97,881
Potentially dilutive securities representing 1,057 shares and 1,231 shares for the three and nine months ended January 27, 2024 and 900 shares and 954 shares for the three and nine months ended January 28, 2023 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of January 27, 2024 and April 29, 2023 were $3,211 and $1,338, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At January 27, 2024 and April 29, 2023, contract liabilities of $40,324 and $36,850 were reported in other accrued liabilities, respectively. During the nine months ended January 27, 2024, we recognized $31,022 of the amount previously deferred at April 29, 2023.

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU requires additional disclosures related to rate reconciliation and income taxes paid. The new standard is effective for annual disclosures in fiscal year 2026 and interim disclosures in fiscal year 2027, with early adoption permitted. We currently are evaluating the impact of adopting this pronouncement.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU requires disclosures of significant segment expenses and other segment items. Disclosures about a reportable segment's profit or loss and assets will be required for both annual and interim periods. This ASU also requires disclosure of the title and position of Chief Operating Decision Maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss in assessing performance and allocating resources. The new standard is effective for annual disclosures in fiscal year 2025 and interim disclosures in fiscal year 2026, with early adoption permitted. We currently are evaluating the impact of adopting this pronouncement.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of January 27, 2024, of which $200,000 was utilized.
We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of January 27, 2024 and April 29, 2023, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the condensed consolidated balance sheets were $386,932 and $429,853, respectively. Sales of trade receivables under this facility were $2,681,935 and $2,729,673, and cash collections from customers on receivables sold were $2,725,094 and $2,723,952 during the nine months ended January 27, 2024 and January 28, 2023, respectively.
The DPP receivable is recorded at fair value within the condensed consolidated balance sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $3,110 and $3,254 during the three months ended January 27, 2024 and January 28, 2023, respectively, and $10,270 and $7,900 during the nine months ended January 27, 2024 and January 28, 2023, respectively, related to the Receivables.
The following rollforward summarizes the activity related to the DPP receivable:

	Nine Months Ended
	January 27, 2024	January 28, 2023
Beginning DPP receivable balance	$227,946	$195,764
Non-cash additions to DPP receivable	697,887	706,895
Collection of DPP receivable	(740,664)	(702,710)
Ending DPP receivable balance	$185,169	$199,949
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
We operate under an agreement to sell our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at January 27, 2024 was $575,000.
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
During the nine months ended January 27, 2024 and January 28, 2023, we sold $197,712 and $205,140 of contracts under these arrangements, respectively. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded gains of $9,117 and $2,417 during the three months ended January 27, 2024 and January 28, 2023, respectively, related to these contracts sold. In net sales in the condensed consolidated statements of operations and other comprehensive income, we recorded losses of $3,763 and $5,051 during the nine months ended January 27, 2024 and January 28, 2023, respectively, related to these contracts sold. Cash collections on financed receivables sold were $211,827 and $238,091 during the nine months ended January 27, 2024 and January 28, 2023, respectively.
Included in cash and cash equivalents in the condensed consolidated balance sheets are $27,771 and $33,072 as of January 27, 2024 and April 29, 2023, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the condensed consolidated balance sheets are $54,177 and $77,646 as of January 27, 2024 and April 29, 2023, respectively, of finance contracts we have not yet sold. A total of $563,242 of finance contracts receivable sold under the arrangements was outstanding at January 27, 2024. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Nine Months Ended
	January 27, 2024	January 28, 2023
Beginning DPP receivable balance	$102,979	$125,332
Non-cash additions to DPP receivable	41,495	39,426
Collection of DPP receivable	(29,655)	(55,291)
Ending DPP receivable balance	$114,819	$109,467
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at January 27, 2024.
Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 27, 2024, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of July 2031. We sold an identical interest rate cap to the same bank.
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
As of April 29, 2023, the remaining notional amount for interest rate swap agreements was $551,504, with the latest maturity date in fiscal 2030. During the nine months ended January 27, 2024, we entered into forward interest rate swap agreements with a notional amount of $174,215. As of January 27, 2024, the remaining notional amount for interest rate swap agreements was $557,610, with the latest maturity date in fiscal 2031.
Net cash receipts of $10,893 and $3,687 were received during the nine months ended January 27, 2024 and January 28, 2023, respectively, to settle a portion of our assets and liabilities related to interest rate swap agreements. These payments and receipts are reflected as cash flows in the condensed consolidated statements of cash flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the condensed consolidated balance sheets:

Derivative type	Classification	January 27, 2024	April 29, 2023
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$4,933	$5,875
Interest rate contracts	Other non-current assets, net	16,329	23,210
Total asset derivatives		$21,262	$29,085
Liabilities:
Interest rate contracts	Other accrued liabilities	$363	$267
Interest rate contracts	Other non-current liabilities	10,224	12,993
Total liability derivatives		$10,587	$13,260
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of operations and other comprehensive income:

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Interest rate contracts	Interest expense	$(341)	$(341)	$(1,023)	$(1,023)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Interest rate contracts	Other income, net	$(3,474)	$(1,849)	$6,087	$9,275
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and nine months ended January 27, 2024 or January 28, 2023.
We recorded no ineffectiveness during the three and nine month periods ended January 27, 2024 and January 28, 2023. As of January 27, 2024, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,363, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	January 27, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,623	$3,623	$—	$—
DPP receivable - receivables securitization program	185,169	—	—	185,169
DPP receivable - customer financing	114,819	—	—	114,819
Derivative instruments	21,262	—	21,262	—
Total assets	$324,873	$3,623	$21,262	$299,988
Liabilities:
Derivative instruments	$10,587	$—	$10,587	$—

	April 29, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$47,777	$47,777	$—	$—
DPP receivable - receivables securitization program	227,946	—	—	227,946
DPP receivable - customer financing	102,979	—	—	102,979
Derivative instruments	29,085	—	29,085	—
Total assets	$407,787	$47,777	$29,085	$330,925
Liabilities:
Derivative instruments	$13,260	$—	$13,260	$—
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

We have an investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians. The investment was valued based on the selling price of the portion of the investment we sold in the first quarter of fiscal 2022. The carrying value of the investment we owned following this sale was $56,849 and $56,849 as of January 27, 2024 and April 29, 2023, respectively. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. The carrying value of this put option, which is subject to a floor, as of January 27, 2024 is $25,757, and is reported within investments in our condensed consolidated balance sheets. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the nine months ended January 27, 2024.
Our debt is not measured at fair value in the condensed consolidated balance sheets. The estimated fair value of our debt as of January 27, 2024 and April 29, 2023 was $449,645 and $483,139, respectively, as compared to a carrying value of $452,344 and $487,231 at January 27, 2024 and April 29, 2023, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., Level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 27, 2024 and April 29, 2023.
Note 7. Income Taxes
The effective income tax rate for the three months ended January 27, 2024 was 23.2% compared to 22.3% for the three months ended January 28, 2023. The increase in the rate was primarily due to provision to return and income tax reserve adjustments in the prior year quarter. The effective income tax rate for the nine months ended January 27, 2024 was 23.9% compared to 23.0% for the nine months ended January 28, 2023. The increase in the rate was primarily due to an income tax reserve adjustment in the prior year.
Note 8. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. Patterson and Cure Partners each contributed additional net assets of $1,000 during the fiscal year ended April 29, 2023, and no additional net assets were contributed during the nine months ended January 27, 2024. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Since TPI was formed, there have been no changes in ownership interests. As of January 27, 2024, we had noncontrolling interests of $683 on our condensed consolidated balance sheets.
Net loss attributable to the noncontrolling interest was $110 and $82 for the three months ended January 27, 2024 and January 28, 2023, respectively, and $317 and $836 for the nine months ended January 27, 2024 and January 28, 2023, respectively.
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

The following table provides a breakdown of sales by geographic region:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Consolidated net sales
United States	$1,335,821	$1,344,048	$4,010,344	$3,980,068
United Kingdom	187,735	161,254	559,806	480,600
Canada	92,539	95,548	275,462	289,651
Total	$1,616,095	$1,600,850	$4,845,612	$4,750,319
Dental net sales
United States	$577,516	$562,740	$1,661,560	$1,638,095
Canada	59,621	59,056	169,258	170,541
Total	$637,137	$621,796	$1,830,818	$1,808,636
Animal Health net sales
United States	$746,624	$771,632	$2,336,879	$2,333,034
United Kingdom	187,735	161,254	559,806	480,600
Canada	32,918	36,492	106,204	119,110
Total	$967,277	$969,378	$3,002,889	$2,932,744
Corporate net sales
United States	$11,681	$9,676	$11,905	$8,939
Total	$11,681	$9,676	$11,905	$8,939

The following table provides a breakdown of sales by categories of products and services:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Consolidated net sales
Consumable	$1,262,290	$1,250,859	$3,897,378	$3,813,884
Equipment	245,262	252,671	639,526	670,502
Value-added services and other	108,543	97,320	308,708	265,933
Total	$1,616,095	$1,600,850	$4,845,612	$4,750,319
Dental net sales
Consumable	$350,953	$330,199	$1,049,492	$1,005,528
Equipment	211,352	216,642	549,028	577,158
Value-added services and other	74,832	74,955	232,298	225,950
Total	$637,137	$621,796	$1,830,818	$1,808,636
Animal Health net sales
Consumable	$911,337	$920,660	$2,847,886	$2,808,356
Equipment	33,910	36,029	90,498	93,344
Value-added services and other	22,030	12,689	64,505	31,044
Total	$967,277	$969,378	$3,002,889	$2,932,744
Corporate net sales
Value-added services and other	$11,681	$9,676	$11,905	$8,939
Total	$11,681	$9,676	$11,905	$8,939
The following table provides a breakdown of operating income (loss) by reportable segment:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Operating income (loss)
Dental	$53,630	$60,302	$147,577	$158,147
Animal Health	32,104	30,197	88,143	80,372
Corporate	(15,722)	(14,577)	(70,583)	(67,658)
Total	$70,012	$75,922	$165,137	$170,861
The following table provides a breakdown of total assets by reportable segment:

	January 27, 2024	April 29, 2023
Total assets
Dental	$930,307	$853,369
Animal Health	1,617,283	1,570,760
Corporate	392,359	455,017
Total	$2,939,949	$2,879,146
Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL during the nine months ended January 27, 2024:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 29, 2023	$(2,412)	$(86,850)	$(89,262)
Other comprehensive loss before reclassifications	—	2,317	2,317
Amounts reclassified from AOCL	782	—	782
AOCL at January 27, 2024	$(1,630)	$(84,533)	$(86,163)
The amounts reclassified from AOCL during the nine months ended January 27, 2024 include gains and losses on cash flow hedges, net of taxes of $241. The impact to the condensed consolidated statements of operations and other comprehensive income was an increase to interest expense of $1,023 for the nine months ended January 27, 2024.
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
OVERVIEW
Our financial information for the first nine months of fiscal 2024 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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

We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2024 and 2023 represents the 13 weeks ended January 27, 2024 and January 28, 2023, respectively. Fiscal 2024 will include 52 weeks and fiscal 2023 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
Macro-economic Conditions. We are impacted by various conditions that create uncertainty in our macro-economic environment. Cost inflation and rising interest rates may affect our customer's willingness to invest in capital equipment and could impact our customers' volume of purchases. Interest expense on variable rate indebtedness increased due to rising interest rates. Cost inflation increased certain operating costs, and Patterson has implemented price increases in response; however, cost inflation did not materially impact our net results of operations in the first nine months of fiscal 2024. We continue to monitor recovery from the disruption of the COVID-19 pandemic. The deflationary impacts on PPE have softened as the supply chain and demand for PPE stabilized.
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
RESULTS OF OPERATIONS
QUARTER ENDED JANUARY 27, 2024 COMPARED TO QUARTER ENDED JANUARY 28, 2023
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	January 27, 2024	January 28, 2023
Net sales	100.0%	100.0%
Cost of sales	78.3	78.6
Gross profit	21.7	21.4
Operating expenses	17.4	16.7
Operating income	4.3	4.7
Other income (expense)	(0.5)	(0.4)
Income before taxes	3.8	4.3
Income tax expense	0.9	0.9
Net income	2.9	3.4
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.9%	3.4%

Net Sales. Consolidated net sales for the three months ended January 27, 2024 were $1,616.1 million, an increase of 1.0% from $1,600.9 million for the three months ended January 28, 2023. Foreign exchange rate changes had a favorable impact of 0.5% on current quarter net sales. Acquisitions contributed 0.3% growth.
Dental segment net sales for the three months ended January 27, 2024 were $637.1 million, an increase of 2.5% from $621.8 million for the three months ended January 28, 2023. Foreign exchange rate changes had no significant impact on current quarter net sales. Current quarter net sales of consumables increased 6.3%, net sales of equipment decreased 2.4%, and net sales of value-added services and other decreased 0.2%. The decrease in equipment net sales was primarily related to core equipment partially offset by an increase in CAD/CAM sales.
Animal Health segment net sales for the three months ended January 27, 2024 were $967.3 million, a decrease of 0.2% from $969.4 million for the three months ended January 28, 2023. Acquisitions contributed 0.5% growth and foreign exchange rate changes had a favorable impact of 0.8% on current quarter net sales. Production Animal grew sales while Companion Animal sales declined.
Gross Profit. The consolidated gross profit margin rate for the three months ended January 27, 2024 increased 30 basis points to 21.7%. The increase in gross margin rate was primarily driven by the Animal Health segment. The Corporate segment gross profit included the favorable impacts of interest rate changes on our customer financing portfolio in the current quarter. This interest rate impact was partially offset by a loss on associated interest rate swap agreements, which is reflected in other income, net in our condensed consolidated statements of operations and other comprehensive income.
Operating Expenses. Consolidated operating expenses for the three months ended January 27, 2024 were $281.0 million, a 5.2% increase from the prior year quarter of $267.0 million. The consolidated operating expense ratio of 17.4% increased 70 basis points from the prior year quarter. The increase in operating expenses included investment in margin-accretive initiatives and technology.
Operating Income. For the three months ended January 27, 2024, operating income was $70.0 million, or 4.3% of net sales, as compared to $75.9 million, or 4.7% of net sales for the three months ended January 28, 2023. The decrease in operating income was driven by an increase in operating expenses.
Dental segment operating income was $53.6 million and $60.3 million for the three months ended January 27, 2024 and January 28, 2023, respectively. The decrease in operating income was primarily due to an increase in operating expenses, partially offset by an increase in net sales and gross profit.
Animal Health segment operating income was $32.1 million and $30.2 million for the three months ended January 27, 2024, and January 28, 2023, respectively. The increase was primarily driven by net sales growth and a higher gross profit margin rate, partially offset by higher operating expenses in the current quarter.
Corporate segment operating loss was $15.7 million and $14.6 million for the three months ended January 27, 2024 and January 28, 2023, respectively. The change was primarily attributable to an increase in operating expenses partially offset by an increase in favorable impacts of interest rate changes on our customer financing portfolio in the current year quarter.
Other Income (Expense). Net other income (expense) reflected expense of $8.1 million and $6.6 million for the three months ended January 27, 2024 and January 28, 2023, respectively. The change was primarily due to a higher loss on interest rate swaps of $3.5 million during the three months ended January 27, 2024 compared to a $1.8 million loss in the prior year quarter.
Income Tax Expense. The effective income tax rate for the three months ended January 27, 2024 was 23.2%, compared to 22.3% for the three months ended January 28, 2023. The increase in the rate was primarily attributable to return to provision and income tax reserve adjustments in the prior year quarter.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the three months ended January 27, 2024 was $47.7 million, compared to $53.9 million for the three months ended January 28, 2023. Earnings per diluted share were $0.52 in the current quarter compared to $0.55 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 92.5 million, compared to 98.0 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
NINE MONTHS ENDED JANUARY 27, 2024 COMPARED TO NINE MONTHS ENDED JANUARY 28, 2023

The following table summarizes our results as a percent of net sales:

	Nine Months Ended
	January 27, 2024	January 28, 2023
Net sales	100.0%	100.0%
Cost of sales	79.2	79.3
Gross profit	20.8	20.7
Operating expenses	17.4	17.1
Operating income	3.4	3.6
Other income (expense)	(0.2)	—
Income before taxes	3.2	3.6
Income tax expense	0.8	0.8
Net income	2.4	2.8
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.4%	2.8%
Net Sales. Consolidated net sales for the nine months ended January 27, 2024 were $4,845.6 million, a 2.0% increase from $4,750.3 million for the nine months ended January 28, 2023. Foreign exchange rate changes had a favorable impact of 0.5% on current period net sales. Acquisitions contributed 0.4% growth.
Dental segment net sales for the nine months ended January 27, 2024 were $1,830.8 million, a 1.2% increase from $1,808.6 million for the nine months ended January 28, 2023. Foreign exchange rate changes had an unfavorable impact of 0.2% on current period net sales. Current period net sales of consumables increased 4.4%, net sales of equipment decreased 4.9%, and net sales of value-added services and other increased 2.8%. The decrease in equipment net sales was primarily related to imaging.
Animal Health segment net sales for the nine months ended January 27, 2024 were $3,002.9 million, a 2.4% increase from $2,932.7 million for the nine months ended January 28, 2023. Foreign exchange rate changes had a favorable impact of 0.9% on current period net sales. Acquisitions contributed 0.7% growth.
Gross Profit. The consolidated gross profit margin rate for the nine months ended January 27, 2024 increased 10 basis points from the prior year period to 20.8%, primarily driven by gross profit margin rate increases in the Animal Health segment. The Corporate segment increase was attributable to unfavorable impacts of interest rate changes on our customer financing portfolio in the prior year period. This interest rate impact was partially offset by a gain on associated interest rate swap agreements, which is reflected in other income, net in our condensed consolidated statements of operations and other comprehensive income.
Operating Expenses. Consolidated operating expenses for the nine months ended January 27, 2024 were $844.0 million, a 3.9% increase from the prior year period of $812.3 million. The increase in operating expenses included investment in margin-accretive initiatives, technology, and facility enhancements. The consolidated operating expense ratio of 17.4% increased 30 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the nine months ended January 27, 2024, operating income was $165.1 million, or 3.4% of net sales, as compared to $170.9 million, or 3.6% of net sales for the nine months ended January 28, 2023. The change in operating income was primarily driven by an increase in operating expenses, partially offset by the increase in net sales and gross profit compared to the prior year period.
Dental segment operating income was $147.6 million for the nine months ended January 27, 2024, a decrease of $10.6 million from the prior year period. The decrease was primarily driven by increased operating expenses, partially offset by net sales and gross profit growth.
Animal Health segment operating income was $88.1 million for the nine months ended January 27, 2024, an increase of $7.8 million from the prior year period. The increase was primarily driven by net sales growth and a higher gross profit margin rate, partially offset by higher operating expenses during the nine months ended January 27, 2024.

Corporate segment operating loss was $70.6 million and $67.7 million for the nine months ended January 27, 2024 and January 28, 2023, respectively. The change was primarily attributable to an increase in operating expenses during the nine months ended January 27, 2024, partially offset by unfavorable impacts of interest rate changes on our customer financing portfolio in the prior year period.
Other Income (Expense). Net other expense was $9.2 million and net other income was $0.2 million for the nine months ended January 27, 2024 and January 28, 2023, respectively. The change was primarily due to higher interest expense driven by interest rates and a lower gain on interest rate swaps.
Income Tax Expense. The effective income tax rate for the nine months ended January 27, 2024 was 23.9%, compared to 23.0% for the nine months ended January 28, 2023. The increase in the rate was primarily attributable to an income tax reserve adjustment in the prior year.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the nine months ended January 27, 2024 was $118.9 million, compared to $132.6 million for the nine months ended January 28, 2023. Earnings per diluted share were $1.26 in the current period compared to $1.35 in the prior year period. Weighted average diluted shares outstanding in the current period were 94.7 million, compared to 97.9 million in the prior year period. The current period and prior year period cash dividend declared was $0.78 per common share.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $719.8 million and $728.2 million for the nine months ended January 27, 2024 and January 28, 2023, respectively. Net cash used in operating activities for the nine months ended January 27, 2024 was primarily driven by the impact of our Receivables Securitization Program and an increase in working capital.
Net cash provided by investing activities was $718.0 million and $667.3 million for the nine months ended January 27, 2024 and January 28, 2023, respectively. Collections of DPP receivables were $770.3 million and $758.0 million for the nine months ended January 27, 2024 and January 28, 2023, respectively. Capital expenditures were $51.2 million and $42.4 million during the nine months ended January 27, 2024 and January 28, 2023, respectively. We expect to use a total of approximately $71.0 million for capital expenditures in fiscal 2024. During the nine months ended January 27, 2024, we used $1.1 million to pay a holdback following the acquisition of substantially all of the assets of Miller Vet Holdings, LLC, which was due on the 24 month anniversary of the closing date. During the nine months ended January 28, 2023, we used $33.3 million for acquisitions and used $15.0 million to purchase a Dental investment.
Net cash used by financing activities for the nine months ended January 27, 2024 was $34.1 million, driven by $214.6 million for share repurchases, $75.0 million for dividend payments, and $35.2 million payments on long-term debt, partially offset by $286.0 million attributed to draws on our revolving line of credit. Net cash provided by financing activities for the nine months ended January 28, 2023 was $67.9 million, driven primarily by $146.0 million attributed to draws on our revolving line of credit, partially offset by dividend payments of $76.0 million and share repurchases of $15.0 million.
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
As of January 27, 2024, $296.3 million was outstanding under the Amended Credit Agreement term loan at an interest rate of 6.44%, and $331.0 million was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 6.42%. As of April 29, 2023, $298.5 million was outstanding under the Credit Agreement term loan at an interest rate of 6.08%, and $45.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 5.93%.

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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 27, 2024. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 27, 2024.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 16, 2021, the Board of Directors authorized a $500 million share repurchase program through March 16, 2024. As of January 27, 2024 there was $194.9 million remaining under the stock repurchase program.
The following table presents activity under the stock repurchase program during the third quarter of fiscal 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 29, 2023 to November 25, 2023	2,074,747	$30.86	2,074,747	$255,000,030
November 26, 2023 to December 23, 2023	—	—	—	255,000,030
December 24, 2023 to January 27, 2024	2,025,887	29.66	2,025,887	194,920,532
	4,100,634	$30.26	4,100,634	$194,920,532
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
In addition, our directors and officers are required to maintain an ownership of the company’s common stock with a value equal to at least a multiple of their annual base salary (5x annual salary for our Chief Executive Officer and 3x annual salary for all direct reports to our Chief Executive Officer) or their annual cash retainer (5x annual cash retainer for non-employee directors).
During the three months ended January 27, 2024, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement, except as set forth below, and none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
•On December 1, 2023, Timothy E. Rogan, President of Patterson Dental, terminated the written trading plan he had adopted on July 6, 2023. The plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan’s maximum duration had been until July 31, 2024, or such earlier date upon (a) the completion of all trades under the plan, (b) the expiration of the orders relating to such trades without execution, or (c) the occurrence of such other termination event as specified in the plan. The first trade was not permitted until October 5, 2023, at which time 9,260 shares were sold pursuant to the plan. The trading plan had been adopted to cover the sale of up to 34,375 shares.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed January 16, 2024 (File No. 000-20572)).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended January 27, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and other comprehensive income, (iii) the condensed consolidated statements of changes in stockholders’ equity, (iv) the condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended January 27, 2024 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: February 28, 2024	By:	/s/ Kevin M. Barry
Kevin M. Barry
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)