Form 10-K
period 2024-04-27
PATTERSON COMPANIES, INC.
filed 2024-06-18
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (October 28, 2023) was approximately $2,822,000,000 (For purposes of this calculation all of the registrant’s executive officers and directors are deemed affiliates.)
As of June 10, 2024, there were 87,760,000 shares of Common Stock of the registrant issued and outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year-end of April 27, 2024 are incorporated by reference into Part III.

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
You should carefully consider these and other relevant factors and information which may be contained in this Form 10-K and in our other filings with the U.S. Securities and Exchange Commission, or SEC, when reviewing any forward-looking statement. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider the risks identified in our SEC filings to be a complete discussion of all potential risks or uncertainties.
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

Business Overview
The following table sets forth consolidated net sales (in millions) by segment.

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Dental	$2,489	$2,492	$2,516
Animal Health	4,067	3,965	3,983
Corporate	12	14	—
Consolidated net sales	$6,568	$6,471	$6,499
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
The global animal health supply market continues to experience growth, and we believe that trend will continue for the foreseeable future. We support our animal health customers through the distribution of biologicals, pharmaceuticals, parasiticides, supplies, including our own private label brands, and equipment. We also supply a full portfolio of technologies, software, services and solutions to all segments and channels of our broad customer base. We actively engage in the development, sale and distribution of inventory, accounting and health management systems to enhance customer operating efficiencies and assist our customers in managing risk. Within the companion animal supply market, we anticipate increasing demand for veterinary services due to the following factors: the increasing number of households with companion animals and increased expenditures on animal health and preventative care, an aging pet population, advancements in animal health products and diagnostic testing, and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies.
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
In the U.S. and Canadian animal health supply market, our primary competitors are Cencora/MWI Animal Health and Covetrus, Inc. We also compete against a number of regional and local animal health distributors, some manufacturers that sell direct to end users and several alternative channel market providers that sell through digital platforms to production animal operators, animal health product retailers and veterinarians. Additionally, major U.S. online e-commerce retailers such as Amazon and Chewy.com have become licensed as veterinary mail order pharmacies, which enables them to offer pharmacy products directly to consumers in all 50 U.S. states. In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and Covetrus, Inc. We face significant competition in the animal health supply market in the U.K., where we compete on the basis of price and customer service with several large competitors, including Covetrus, Inc. and Cencora/MWI Animal Health. We also compete directly with pharmaceutical companies who sell certain products or services directly to the customer.
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
Business Strategy
Our objective is to continue to expand as a leading value-added distributor of dental and animal health products and services. To accomplish this, we will apply our competitive strengths in executing the following strategies:
•Emphasizing our differentiated, value-added, full-service capabilities. We are positioned to meet virtually all of the needs of dental practitioners, veterinarians, production animal operators and animal health product retailers by providing a broad range of consumable supplies, technology, equipment, software and value-added services. We believe our knowledgeable sales representatives can create customer intimacy and loyalty by providing an informational, consultative approach to our customers, linking them to the industries we serve. Our value-added strategy is further supported by our equipment specialists who offer consultation on design, equipment requirements and financing; our service technicians who perform equipment installation, maintenance and repair services; our business development professionals who provide business tools and educational programs to our customers; and our technology advisors who provide guidance on integrating technology solutions.

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
•Growing through internal expansion and acquisitions. We intend to continue to grow by hiring sales representatives, hiring and training sales professionals, opening additional locations as needed, and acquiring other companies in order to enter new, or more deeply penetrate existing, markets, gain access to additional product lines, and expand our customer base. We believe both our operating segments are well positioned to take advantage of expected continued consolidation in our markets.
Dental Segment - Products, Services and Sources of Supply
Patterson Dental, one of the two largest distributors of dental products in North America, has operations in the U.S. and Canada. As a full-service, value-added supplier to over 100,000 dental practices, dental laboratories, educational institutions, and community health centers, Patterson Dental provides consumable products (including infection control, restorative materials, and instruments); basic and advanced technology and dental equipment; and innovative practice optimization solutions, including practice management software, e-commerce, revenue cycle management, patient engagement solutions, and clinical and patient education. Patterson Dental sells approximately 100,000 SKUs, of which approximately 3,500 are private-label products sold under the Patterson brand. Patterson Dental also offers customers a range of related services including software and design services, maintenance and repair, and equipment financing. Net sales and operating income were $2.5 billion and $210 million in fiscal 2024, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our dental segment customers:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Consumable	57%	55%	57%
Equipment	31	33	32
Value-added services and other	12	12	11
	100%	100%	100%
Patterson Dental obtains products from hundreds of vendors, most of which are non-exclusive. While there is generally more than one source of supply for most of the categories of products we sell, the concentration of business with key suppliers is considerable, as consolidation has increased among manufacturers. In fiscal 2024, 2023 and 2022, Patterson Dental's top ten supply vendors accounted for approximately 60%, 58% and 56% of the total cost of sales, respectively. The top vendor accounted for 22%, 24% and 24% of the total cost of sales in fiscal 2024, 2023 and 2022, respectively.

Animal Health Segment - Products, Services and Sources of Supply
Patterson Animal Health is a leading distributor of animal health products in the U.S., Canada and the U.K. We sell approximately 100,000 SKUs, of which approximately 2,000 are private-label. Products are sourced from over 2,000 manufacturers to over 50,000 customers in the highly fragmented animal health supply market. Products we distribute include pharmaceuticals, vaccines, parasiticides, biologicals, diagnostics, prescription and non-prescription diets, nutritionals, consumable supplies and equipment. We offer a private label portfolio of products to veterinarians, producers, and retailers through our Aspen, First Companion and Patterson Veterinary brands. We also provide a range of value-added services to our customers. Within our companion animal supply market, our principal customers are companion-pet and equine veterinarians, veterinary clinics, public and private institutions, and shelters. In our production animal supply market, our principal customers are large animal veterinarians, production animal operators and animal health product retailers. Consumer demand for alternative means of sourcing product through digital platforms is an evolving dynamic in our industry. We provide home delivery solutions to allow us to evolve with the market. Net sales and operating income were $4.1 billion and $139 million in fiscal 2024, respectively.
The following table sets forth the percentage of total sales by the principal categories of products and services offered to our animal health segment customers:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Consumable	95%	96%	96%
Equipment	3	3	3
Value-added services and other	2	1	1
	100%	100%	100%
Patterson Animal Health obtains products from over 2,000 vendors globally. While Patterson Animal Health makes purchases from many vendors and there is generally more than one source of supply for most of the categories of products, the concentration of business with key vendors is considerable, as consolidation has increased among manufacturers. In fiscal 2024, 2023 and 2022, Patterson Animal Health’s top 10 manufacturers comprised approximately 66%, 66% and 66% of the total cost of sales, respectively, and the single largest supplier comprised approximately 24%, 24% and 23% in of the total cost of sales 2024, 2023 and 2022, respectively.
Sales, Marketing and Distribution
During fiscal 2024, we sold products or services to over 100,000 customers who made one or more purchases during the year. Our customers include dentists, laboratories, institutions, other healthcare professionals, veterinarians, other animal health professionals, production animal operators and animal health product retailers. No single customer accounted for more than 10% of sales during fiscal 2024, and we are not dependent on any single customer or geographic group of customers.
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
•general market and economic conditions, as discussed in Item 1A: Risk Factors, including macro-economic conditions, increased fuel and energy costs, consumer confidence, as well as conditions specific to the supply and distribution industry and related industries;
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
Federal, state and certain foreign governments have also increased enforcement activity in the health care sector, particularly in areas of fraud and abuse, anti-bribery and anti-corruption, controlled substances handling, medical device regulations and data privacy and security standards. Our businesses are generally subject to numerous laws and regulations that could impact our financial performance. Failure to comply with such laws or regulations could be punishable by criminal or civil sanctions, which could materially adversely affect our business.

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
U.S. Federal Agencies
Certain of our businesses are required to register for permits and/or licenses with, and comply with operating and security standards and regulations of, the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”), the Environmental Protection Agency (“EPA”), the Food Safety Inspection Service (“FSIS”), the U.S. Drug Enforcement Administration (“DEA”), the Federal Trade Commission (“FTC”), the U.S. Department of Justice ("DOJ"), the Occupational Safety and Health Administration ("OSHA"), and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale. These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products (as defined below), own pharmacy operations, or install, maintain or repair equipment.
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
DOJ – the DOJ is the regulatory body tasked with the enforcement of federal law and administration of justice.
OSHA – OSHA, part of the U.S. Department of Labor, is the U.S. regulatory body responsible for ensuring safe and healthy working conditions for employees.
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
•Our buildings are also subject to local state, county and city fire codes.
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
Health Canada is the Canadian regulatory body responsible for national health policy. Distributors of medical devices are subject to Health Canada’s regulations.
U.S. Laws
Among the U.S. federal laws applicable to us are the Controlled Substances Act, the FDC Act, Section 361 of the Public Health Service Act, as well as laws regulating the billing of and reimbursement from government programs, such as Medicare and Medicaid, and from commercial payers. We are also subject to comparable foreign regulations.
The FDC Act, the Controlled Substances Act, their implementing regulations, and similar foreign laws generally regulate the introduction, manufacture, advertising, marketing and promotion, sampling, pricing and reimbursement, labeling, packaging, procurement, storage, handling, returning or recalling, reporting, and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state. Furthermore, Section 361 of the Public Health Service Act, which provides authority to prevent the introduction, transmission, or spread of communicable diseases, serves as the legal basis for the FDA’s regulation of human cells, tissues and cellular and tissue-based products, also known as “HCT/P products.”
The federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements. Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), was enacted in November 2013 and had a planned “phase in” schedule over a period of 10 years, resulting in a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the U.S., that went into effect on November 27, 2023. Those DSCSA requirements that were scheduled to change on November 27, 2023, and include requiring trading partners to provide, receive and maintain documentation about products and ownership only “electronically” (and not via paper) are now subject to a one-year “stabilization period” announced by the FDA through two guidance documents in late August 2023. The FDA is permitting the stabilization period to accommodate an additional year, until November 27, 2024, to allow trading partners to implement, troubleshoot and mature their electronic (versus paper) interoperable systems, during which time the FDA does not intend to take action to enforce the requirements for the interoperable, electronic, package level product tracing. Additionally, the FDA announced that it does not intend to take action to enforce the portion of the FDC Act with respect to drug product that is introduced in a transaction into commerce by the product’s manufacturer or repackager before November 27, 2024, and for subsequent transactions of such product through the product’s expiry. The FDA states this stabilization period is intended to avoid disruption to the supply chain, and ensure continued patient access to drug products as trading partners move towards full implementation of the DSCSA’s enhanced drug security requirements. The law’s track and trace requirements applicable to manufacturers, wholesalers, third-party logistics providers (e.g., trading partners), repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect in January 2015, and, as stated, continues to be implemented. The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt certain state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.
The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the eventual creation of national wholesaler and 3PL licenses in cases where states do not license such entities. The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs. The DSCSA requires wholesalers and 3PLs to submit annual reports to the FDA, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information. According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by federal law in this area. Current state licensing requirements concerning wholesalers will remain in effect until the FDA issues new regulations as directed by the DSCSA. The FDA issued a proposed rule establishing wholesaler and 3PL national standards for licensing and other requirements in February 2022, but that rule has not yet been finalized.
The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system for medical devices. The UDI rule phased in the implementation of the UDI regulations, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices. Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low-risk devices being reached on September 24, 2022, which completed the phase in. However, in May 2021, the FDA issued an enforcement policy stating that it does not intend to object to the use of legacy identification numbers on device labels and packages for finished devices manufactured and labeled prior to September 24, 2023. The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices (including, but not limited to, certain software that qualifies as a medical device under FDA rules), and to directly mark certain devices with UDIs. The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database. On July 22, 2022, the FDA posted the final guidance regarding the Global Unique Device Identification Database called Unique Device Identification Policy Regarding Compliance Dates for Class I and Unclassified Devices, Direct Marketing, and Global Unique Device Identification Database Requirements for Certain Devices. The UDI regulations and subsequent FDA guidance regarding the UDI requirements provide for certain exceptions, alternatives and time extensions. For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping and complaint files). Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses. In addition, our animal health business is subject to the Pasteurized Milk Ordinance, which is a set of minimum standards established by the FDA for the regulation of the production, processing, and packaging of Grade A Milk.
As a distributor of controlled substances, we are required, under the Controlled Substances Act, to obtain and renew annually registrations for our facilities from the DEA permitting us to handle controlled substances. We are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times. Non-controlled substances can also become subject to these controls. For example, law enforcement agencies are pressing for xylazine, which is an FDA-approved prescription veterinary tranquilizer found in certain analgesic products we distribute, to be listed as a federal controlled substance and several states have already done so, which measures are likely to increase our cost of distributing such products. There have also been increasing efforts by various levels of government globally to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system.
In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of human organs, as defined in the regulations, for valuable consideration, while generally permitting payments for the reasonable costs incurred in their procurement, processing, storage and distribution. We are also subject to foreign government regulation of such products.
Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, importation, storage, handling and disposal of hazardous or potentially hazardous substances; “forever chemicals” such as per- and polyfluoroalkyl substances; and safe working conditions. In addition, certain of our businesses must operate in compliance with a variety of burdensome and complex billing and record keeping requirements in order to substantiate claims for payment under federal, state and commercial healthcare reimbursement programs. In addition, the Toxic Substances Control Act (TSCA) is a law administered by the EPA through which the EPA evaluates potential risks from new and existing chemicals and acts to address any unreasonable risks chemicals may have on human health and the environment. The TSCA applies to any business that manufactures, imports, processes, distributes, uses, or disposes of a chemical substance or mixture in commerce.
Proposition 65 (“Prop 65”), also known as the Safe Drinking Water and Toxic Enforcement Act of 1986, protects California’s drinking water sources from contamination by chemicals known to cause cancer, birth defects or other reproductive harm. Prop 65 requires businesses to inform Californians about exposures to such chemicals, which can be found in products purchased, in homes and workplaces, or released into the environment. Prop 65 also prohibits California businesses from knowingly discharging significant amounts of listed chemicals into sources of drinking water.
Certain of our businesses also maintain contracts with governmental agencies and are subject to certain regulatory requirements specific to government contractors.
The Animal Medicinal Drug Use Clarification Act of 1994 (“AMDUCA”) permits veterinarians to prescribe extralabel uses of certain approved new animal drugs and approved human drugs for animals under certain conditions. Extralabel use refers to the use of an approved drug in a manner that is not in accordance with approved label directions. The veterinarians to whom we distribute products generally are subject to the AMDUCA and its implementing regulations.
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
Our buildings are generally subject to the standards established by the National Fire Protection Association, a nonprofit organization established to maintain standards and codes for fire, electrical, and related building safety.
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
The U.K. Competition and Markets Authority is the principal competition regulator in the U.K. and promotes competitive business markets by addressing unfair competitive behavior.
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
Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs. Several states apply their false claims and anti-kickback laws to all payers, including goods and services paid for directly by consumers. Certain additional state and federal laws, such as the federal Physician Self-Referral Law, commonly known as the “Stark Law,” prohibit physicians and other health care professionals from referring a patient to an entity with which the physician (or family member) has a financial relationship, for the furnishing of certain designated health services (for example, durable medical equipment and medical supplies), unless an exception applies. Violations of anti-kickback laws or the Stark Law may be enforced as violations of the federal False Claims Act.
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
Affordable Care Act and Other Insurance Reform

The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (as amended, the “ACA”) increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage. The ACA also materially expanded the number of individuals in the U.S. with health insurance. The ACA has faced frequent legal challenges, including litigation seeking to invalidate and Congressional action seeking to repeal some of or all of the law or the manner in which it has been implemented. In 2012, the U.S. Supreme Court, in upholding the constitutionality of the ACA and its individual mandate provision requiring that people buy health insurance or else face a penalty, simultaneously limited ACA provisions requiring Medicaid expansion, making such expansion a state-by-state decision. In addition, one of the major political parties in the U.S. remains committed to seeking the ACA's legislative repeal, but legislative efforts to do so have previously failed to pass both chambers of Congress. Under President Trump's administration, a number of administrative actions were taken to materially weaken the ACA, including, without limitation, by permitting the use of less robust plans with lower coverage and eliminating "premium support" for insurers providing policies under the ACA. The Tax Cuts and Jobs Act enacted in 2017 (the "Tax Act"), which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add back provisions and deductions, also effectively repealed the ACA's individual mandate by zeroing out the penalty for non-compliance. An ACA lawsuit decided by the federal Fifth Circuit Court of Appeals found the individual mandate to be unconstitutional, and returned the case to the District Court for the Northern District of Texas for consideration of whether the remainder of the ACA could survive the excision of the individual mandate. The Fifth Circuit's decision was appealed to the U.S. Supreme Court. The Supreme Court issued a decision on June 17, 2021. Without reaching the merits of the case, the Supreme Court held that the plaintiffs in the case did not have standing to challenge the ACA. Any outcomes of future cases that change the ACA, in addition to future legislation, regulation, guidance and/or executive orders that do the same, could have a significant impact on the U.S. healthcare industry. For instance, the American Rescue Plan Act of 2021 enhanced premium tax credits, which has resulted in an expansion of the number of people covered under the ACA. These changes were time-limited, with some enhancements in place for 2021 only and others available through the end of 2022. The continued uncertain status of the ACA affects our ability to plan.
An ACA provision, generally referred to as the Physician Payments Sunshine Act or Open Payments Program (the “Sunshine Act”), has imposed reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by covered recipients in the reporting entity. The Centers for Medicare and Medicaid Services (“CMS”) publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist, teaching hospital and non-practitioner identities.
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
Regulated Software; Electronic Health Records
The FDA has become increasingly active in addressing the regulation of computer software and digital health products intended for use in health care settings. The 21st Century Cures Act (the “Cures Act”), signed into law in December 2016, among other things, amended the medical device definition to exclude certain software from FDA regulation, including clinical decision support software that meets certain criteria. In September 2019, the FDA issued a guidance document describing the impact of the Cures Act on existing software policies. Concurrently, the FDA issued draft guidance describing the FDA’s approach to clinical decision support software. On September 28, 2022, the FDA issued final guidance that made several changes to the draft guidance and that provides a more restrictive interpretation of exempt clinical decision support software. Certain of our software and related products support practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.
In addition, certain of our practice management products include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals. These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns, and could involve claims against us by private parties and/or governmental agencies. For example, we are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act of 1991, Section 5 of the Federal Trade Commission Act, the California Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”) that became effective on January 1, 2023. Additionally, nearly all other states have passed, proposed, or are considering comprehensive privacy legislation, and privacy bills have been proposed at the federal level that may result in additional legal requirements that impact our business. Laws and regulations relating to privacy and data protections are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. Our businesses’ failure to comply with these laws and regulations could expose us to breach of control claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation. Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products to reflect these legal requirements, which could have a material adverse effect on our operations.
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
As noted above, other states, as well as the federal government, have increasingly considered the adoption of similarly expansive personal privacy laws, backed by significant civil penalties for non-compliance. While we believe we have substantially compliant programs and controls in place to comply with the GDPR, CCPA, CPRA and state law requirements, our compliance with data privacy and cybersecurity laws is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.
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
Various federal initiatives involve the adoption and use by health care providers of certain electronic health care records systems and processes. Additionally, effective September 1, 2023, the Office of the Inspector General (“OIG”) for HHS issued a final rule implementing civil money penalties for information blocking as established by the Cures Act. OIG incorporated regulations published by the Office of the National Coordinator for Health Information Technology of HHS as the basis for enforcing information blocking penalties. Each information blocking violation carries up to a $1 million penalty. Moreover, in order to satisfy our customers, and comply with evolving legal requirements, our products may need to incorporate increasingly complex functionality, such as with respect to reporting and information blocking. Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.
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
The Harmonized Tariff Schedule of the United States sets out tariff rates and statistical categories for merchandise imported into the United States. The Harmonized Tariff Schedule is based on the international Harmonized System, which is the global system of nomenclature applied to most world trade in goods. Generally, goods that we import are subject to the Harmonized Tariff Schedule.
Canada’s Forced and Child Labour in Supply Chains Act, which became effective in January 2024, seeks to prevent forced and child labor by requiring companies to release board-approved reports detailing efforts to prevent and mitigate forced and child labor. The Forced and Child Labour in Supply Chains Act requires supply chain diligence and imposes reporting obligations on certain of our subsidiaries.
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
Human Capital
People are the foundation of who we are. Only with talented employees can we run our business to the highest standard and fulfill our goals for our customers. Our goal is to attract and retain the right people to work at Patterson. We support our people with meaningful benefits, a great culture and career opportunities with the potential for advancement.

Our culture is driven by our purpose, vision, and values:

PURPOSE

We Are Patterson.

We **Strengthen** the **People** Who Keep **Us** and **Our Animals Healthy.**

VISION

We will be the **most indispensable partner** for **animal** and **oral health professionals, guiding** them with **bold solutions** and a **personal touch.**

VALUES

We are **PASSIONATE.**

We are **FOCUSED.**

We are **PEOPLE-FIRST.**

We are **ALWAYS ADVANCING.**

As of April 27, 2024, we had approximately 7,600 full-time employees, of which approximately 6,200 were employed in the U.S.
While overall ESG matters are overseen by the Governance and Nominating Committee, the Compensation and Human Capital Committee plays a role in ESG matters related to our human capital practices. Our chief human resources officer leads our talent attraction, diversity and development programs and reports progress – including on opportunities and recruiting metrics – to the Compensation and Human Capital Committee. One recent highlight was the appointment of an inaugural director of diversity, equity and inclusion.
As a people-first organization, the overall well-being of our team is important to us. Our total rewards philosophy is to provide market competitive pay and a range of benefit choices designed to meet our employees’ diverse needs, reward individual and business performance, and drive shareholder value. We support our employees’ health with medical, pharmacy, dental and vision plans, mental health services and wellness programs to encourage healthy lifestyles, and parental leave for new parents. We support our employees’ financial well-being with matching 401(k) contributions, life insurance, company-paid short-term disability insurance, an employee stock purchase plan (ESPP) and personal finance educational tools. In addition, regular employee engagement surveys help us gain insights about how to support talent attraction, engagement and retention.
We believe that a diverse and inclusive workforce strengthens our company in ways that align with our purpose, vision and values. At Patterson, we seek to foster an environment where individuals from all backgrounds feel valued and respected. At a high level, our Code of Conduct expresses our commitment to inclusivity and emphasizes the importance of a workplace that is free of discrimination, harassment, bullying and physical and verbal abuse. We aim to enhance our workplace diversity, equity and inclusion efforts through leadership development programs, employee affinity groups, strategic partnerships, and inclusive policies and processes. Additionally, our talent recruitment program includes seeking to consider candidate pools that include (among other things) individuals from diverse racial and ethnic backgrounds, military personnel (both current and inactive) and early-career employees and students. We also seek to promote equity, inclusion and economic empowerment within our supply chain. By partnering with businesses owned by individuals from diverse racial and ethnic backgrounds, women, veterans, LGBTQ+ individuals and people with disabilities, we believe we can help foster a more diverse and inclusive business ecosystem.
As of April 27, 2024, 41.9% of our U.S. workforce and 41.2% of our management was female. In addition, as of that date, 25.1% of our U.S. workforce and 16.2% of our management was ethnically diverse.

To support the progression and career development of our employees, we offer training and development opportunities to build our employees’ expertise in leadership, inclusive management and creating business solutions. Such opportunities include on-demand courses, facilitator-led programs, mentoring relationships, tuition reimbursement and leadership development programs. We have implemented targeted development programs for senior leadership as well as emerging leaders in the organization. During fiscal year 2024, we achieved approximately 90% participation (representing over 800 individuals) in our enterprise-wide “Inclusive Leader” program. In addition, we conduct performance reviews for employees every year, achieving an over 90% completion rate in fiscal year 2024.
Keeping employees safe and healthy is essential to putting people first, and we strive to continue to improve our efforts. Our Environmental Health and Safety (EHS) system is designed to manage risks and maintain focus on employee health and safety and includes compliance audits, workplace safety communications and training. In particular, our EHS team promotes employee safety and environmental awareness through foundational systems and activities, such as safety training courses.
Environment
We recognize that environmental issues can impact our business operations, employees and communities and strive to continually track and reduce our environmental impact. Our management strategy leverages internal systems, processes, and tools, as well as third-party expertise, to operate our environmental programs in a planned and documented manner, with a focus on continuous improvement. As a distributor, we work closely with our supply chain partners in an effort to reduce our joint impact on the environment by, for example, minimizing materials used to ship product to us, such as by using thinner, right-sized boxes, and maximizing efficiencies in the packaging of products we ship to our customers, which can help minimize our environmental impact.
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
We obtain substantially all of the products we distribute from third parties. If a supplier is unable to deliver product in a timely and efficient manner, whether due to financial difficulty, natural disaster, pandemic, the failure to comply with applicable government requirements or other reasons, we could experience lost sales. We have experienced, and may continue to experience, disruptions in the supply chains for third-party manufacturing of certain products we distribute, including delays in obtaining or inability to obtain raw materials, inflated price of product inputs, disruptions in operations of logistics service providers and resulting delays in shipments. Customers may be unwillingness to accept such delays. The suppliers on which we rely also may be adversely affected by a serious breach of their quality assurance or quality control procedures, deterioration of their quality image, impairment of customer or consumer relationships or failure to adequately protect the relevance of brands, and related litigation, all of which could impair our ability to obtain product in a timely and efficient manner.
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
The inability to attract or retain qualified employees, particularly sales representatives and service technicians who relate directly with our customers, or our inability to build or maintain relationships with customers in the dental and animal health markets, may have an adverse effect on our business. These individuals develop relationships with our customers that could be damaged if these employees are not retained. We face intense competition for the hiring of these professionals, we have experienced and are likely to continue to experience challenges in recruiting those with technical expertise, and many professionals in the field that may otherwise be attractive candidates for us to hire may be bound by restrictive covenants with our competitors. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would damage our business.
Due to generational and other trends in the dental and animal health industries, our customer base is increasingly interested in having the latest technologies to manage their business. In order to effectively offer solutions that keep pace with rapidly changing technologies and customer expectations, we must acquire, develop or offer new technology products and solutions. If we fail to accurately anticipate and meet our customers’ needs through the acquisition, development or distribution of new products, technologies and service offerings, if we fail to adequately protect our intellectual property rights, if the products we distribute and services we provide are not widely accepted or if current or future offerings fail to meet applicable regulatory requirements, we could lose customers to our competitors. Unanticipated safety, quality or efficacy concerns can arise with respect to the products we distribute, whether or not scientifically or clinically supported, which can lead to product recalls, withdrawals or suspended or declining sales, as well as product liability and other claims. In addition, if technology investments do not achieve the intended results, we may write-off the investments, and we face the risk of claims from system users that the systems failed to produce the intended result or negatively affected the operation of our customers’ businesses. Any such claims could be expensive and time-consuming to defend, cause us to lose customers and associated revenue, divert management’s attention and resources, or require us to pay damages.
Sales of private label products entail additional risks, including the risk that such sales could adversely affect our relationships with suppliers.
We distribute certain private label products that are manufactured by our suppliers and are available exclusively from us. Beyond the risks that normally accompany the distribution of products, our sourcing, marketing and selling of private label products subject us to incremental risks, including but not limited to potential product liability risks, mandatory or voluntary product recalls, potential supply chain and distribution chain disruptions, and potential intellectual property infringement risks. In addition, an increase in the sales of our private label products may negatively affect our sales of products owned by our suppliers which, consequently, could adversely impact certain of our supplier relationships. Our ability to locate qualified, economically stable suppliers who satisfy our requirements, and to acquire sufficient products in a timely and effective manner, is critical to ensuring, among other things, that customer confidence is not diminished. As a distribution company, any failure to develop sourcing relationships with a broad and deep supplier base could adversely affect our financial performance and erode customer loyalty. In addition, we are exposed to the risk that our competitors or our customers may introduce their own private label, generic, or low-cost products that compete with our products at lower price points. In the animal health industry, sales of generic products are an increasing percentage of overall animal health sales in certain regions, and generic competition may expand further as a result of changes in industry dynamics, such as channel expansion, customer consolidation, increase in the availability and use of pet insurance and the potential for generic competition by established animal health businesses. Such products could capture significant market share or decrease market prices overall, eroding our sales and margins.
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
The products we sell are subject to market and technological obsolescence and our customers’ willingness to replace existing equipment depends upon new product introductions by manufacturers, which are out of our control.
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
The pharmaceutical products our animal health business sells are approved for use under specific circumstances in specific species. Such products could, if misused or abused by humans, adversely affect human health and safety, our reputation and our business. For instance, xylazine, which is an FDA-approved prescription veterinary tranquilizer found in certain analgesic products we distribute, has been found to be increasingly and illicitly used, knowingly or unknowingly, by humans – frequently in combination with other drugs. As a result, xylazine has become the subject of regulatory, public health, legal and political focus. Law enforcement agencies are pressing for xylazine to be listed as a federal controlled substance and several states have already done so, which measures are likely to increase the cost of distribution of such products. Illicit use of such products may increase the risk of regulatory enforcement and civil litigation.
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
As we operate through two strategic business units, we consolidate the distribution, information technology, human resources, financial and other administrative functions of those business units jointly to meet their needs while addressing distinctions in the individual markets of those segments. We may not be able to do so effectively and efficiently. In addition, if we acquire technology, manufacturing or other businesses ancillary to our core distribution operations, any such newly acquired business may require the investment of additional capital and significant involvement of our senior management to integrate such business with our operations, which could place a strain on our management, other personnel, resources and systems. The acquisition of businesses in which we lack operational and market experience may be more difficult, time-consuming or costly than expected. Further, we may not ultimately strengthen our competitive position or achieve desired synergies as a result of our acquisitions, and they could be viewed negatively by our customers, securities analysts and investors.
Turnover or loss of key personnel or highly skilled employees, including executive officers, could disrupt our operations and any inability to attract and retain personnel could harm our business.
Our future success depends partly on the continued service of our highly qualified and well-trained key personnel, including executive officers. Any unplanned turnover or our failure to develop an adequate succession plan for key positions could reduce our institutional knowledge base and erode our competitive advantage. While our Board of Directors and management actively monitor our succession plans and processes for our executive leadership team, our business could be adversely impacted if we lose key personnel unexpectedly. Competition for senior management is intense and we may not be successful in attracting and retaining key personnel. In addition, reduced employment pools have contributed to increased labor shortages and employee turnover within our organization. These trends have led to, and could in the future lead to, increased costs, such as labor inflation and increased overtime to meet demand.
Risks generally associated with information systems, software products and cybersecurity attacks could adversely affect our results of operations.
We rely on information systems in our business to obtain, rapidly process, analyze and store customer, product, supplier, and employee data to conduct our business, including to, among other things: maintain and manage systems to facilitate the purchase and distribution of inventory items from numerous distribution centers; receive, process and ship orders on a timely basis; manage accurate billing and collections for our customers; process payments to suppliers; provide products and services that maintain certain of our customers’ electronic records; and maintain and manage corporate human resources, compensation and payroll systems. Certain of our information systems store sensitive personal and financial information, such as information related to our employees and our third-party business partners, that is confidential and in some cases subject to privacy laws. Our information systems are vulnerable to natural disasters, power losses, computer viruses, telecommunication failures, cybersecurity threats, and other problems. From time to time, we have had to address non-material security incidents and we expect to experience security incidents in the future. Despite our efforts to ensure the integrity of our systems, as cybersecurity threats evolve and become more difficult to detect and successfully defend against, one or more cybersecurity threats or other events that could impact the security, reliability and availability of our systems might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. In addition, hardware, software or applications developed internally, acquired through acquisitions or procured from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We may also incur substantial costs as we update, integrate and enhance our cybersecurity defense systems, and those of acquired entities, to meet evolving challenges.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities. For example, we have identified certain vulnerabilities in our information systems, and we are taking steps designed to mitigate the risks associated with known vulnerabilities. Such steps may include increasing monitoring of systems and applying standardized enterprise solutions, controls and process. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. Moreover, we may also experience delays in developing and deploying remedial measures and patches designed to address any identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Data breaches and any unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Cybersecurity attacks or other similar events that could impact the security, reliability and availability of our systems could also cause us to incur significant remediation costs, disrupt key business operations, adversely impact our financial accounting and reporting of results of operations, divert attention of management, and adversely impact our results of operation. For example, in October 2023, a cybersecurity attack on Henry Schein, Inc., one of our key competitors, disrupted its key business operations, adversely impacted its financial results for the fourth quarter and full year 2023, diverted the attention of its management, caused it to incur significant remediation costs, and resulted in litigation.
Further, our suppliers, our customers, including purchasers of our software products, and other market participants are similarly subject to information system and cybersecurity risk, and a material disruption in their business could result in reduced revenue for us. For example, in February 2024, Change Healthcare, a subsidiary of UnitedHealth Group and the largest clearinghouse for medical claims in the U.S., was the subject of a cyberattack that required it to take offline its computer systems that handle electronic payments and insurance claims. This outage negatively impacted our business in the fourth quarter of fiscal 2024, may continue to affect our business, and has generated litigation. Similar cybersecurity events that disrupt the healthcare system upon which our business relies could adversely affect our business if such disruption is widespread and continues for an extended period of time.
In addition, compliance with evolving privacy and information security laws and standards may result in significant additional expense due to increased investment in technology and the development of new operational processes. We could be subject to liability if we fail to comply with these laws and standards, fail to protect information, or fail to respond appropriately to an incident or misuse of information, including use of information for unauthorized marketing purposes. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, disruption of our customers’ operations, loss or damage to our data delivery systems, corruption of data, and increased costs to prevent, respond to or mitigate cybersecurity events. Cybersecurity attacks against our IT systems or third-party providers’ IT systems, such as cloud-based systems, could result in exposure of confidential information, the modification of critical data, and/or the failure of critical operations. Furthermore, due to geopolitical tensions and remote and hybrid working conditions, the risk of cyber-attacks may be elevated. With artificial intelligence (AI) tools, threat actors may have additional tools to automate breaches or persistent attacks, evade detection or generate sophisticated phishing emails. Our use of AI and the use of AI by our business partners may lead to novel cybersecurity risks. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period. Our technologies, systems and networks, and those of our customers, suppliers and business partners, may become the target of cyberattacks or information security breaches.
Our information systems or the software products we sell may fail for extended period of time. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers. We may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches. A security breach and/or perceived security vulnerabilities in our information systems, products or services could also cause significant loss of business and reputational harm, and actual or perceived vulnerabilities may lead to claims against us by our customers and/or governmental agencies.
Our growing use of AI systems to automate processes and analyze data poses inherent risks.
We have and are continuing to incorporate AI, including machine learning, in certain of our internal operations and may in the future incorporate AI into certain of our products and services, with the intent to enhance their operation and effectiveness. For example, we have incorporated machine-learning into certain of our software to provide AI analysis of dental patient images designed to enhance a dentist’s own analysis. Flaws, biases or malfunctions in these systems could lead to operational disruptions, data loss, or erroneous decision-making, impacting our operations, financial condition and reputation. Ethical and legal challenges may arise, including biases or discrimination in AI outcomes, non-compliance with data protection regulations, and lack of transparency. The legal and regulatory landscape and industry standards surrounding AI technologies is rapidly evolving and uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Furthermore, the deployment of AI systems could expose us to increased cybersecurity threats, such as data breaches and unauthorized access leading to financial losses, legal liabilities, and reputational damage. We also face competitive risks if we fail to adopt AI or other machine-learning technologies in a timely manner.

Wide-spread public health concerns have, and may in the future, adversely affect our animal health and dental businesses, as we experienced with the COVID-19 pandemic.
Given our dependence on the willingness of dental patients and veterinary customers to seek elective care, our results of operations and financial condition may be negatively impacted by the effects of disease outbreaks, epidemics, pandemics, and similar wide-spread public health concerns. For example, global health concerns relating to the COVID-19 pandemic adversely impacted consumer spending and business spending habits, interrupted operation of industries that use the products we distribute, caused inventory write-downs of personal protective equipment due to demand fluctuations, reduced consumer willingness to be in public, modified business practices leading to cybersecurity risks, and interrupted the manufacturing and distribution of products we distribute, each of which adversely impacted our financial results and the financial results of our customers, suppliers and business partners. We may again experience adverse impacts as a result of the global economic impact of other wide-spread public health concerns, including any recession that may occur in the future, any prolonged period of economic slowdown, or reluctance of customers to seek care. These factors may also exacerbate the effects of other risks we face.
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
New legal or regulatory requirements have and may in the future be enacted to prevent, mitigate, or adapt to the implications of a changing climate and its effects on the environment. These regulations, which may differ across jurisdictions, could result in our businesses being subject to new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased greenhouse gas emission disclosure (including costs resulting from mandatory or voluntary reporting, diligence or disclosure) and transparency, recurring investments in data gathering and reporting systems, upgrades of facilities to meet new building codes, and the redesign of utility systems, which could increase our operating costs, including the cost of electricity and energy. Our supply chain would likely be subject to these same transitional risks and would likely pass along any increased manufacturing costs to us. In addition, we are subject to expanding mandatory and voluntary reporting, diligence and disclosure requirements, including the recently enacted legislation in California requiring reporting of greenhouse gas emissions and climate risk, and potentially the SEC’s proposed climate-related reporting requirements and similar regulatory requirements in other jurisdictions. These evolving regulatory requirements are likely to result in increased costs and complexities of compliance in order to collect, measure and report on the relevant climate-related information.
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
In addition, borrowings under certain of our debt instruments are made at variable rates of interest and expose us to interest rate volatility. If interest rates increase again in the future, as they did in 2023, our debt service obligations on variable rate indebtedness would again increase.
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
Our competitors include national, regional and local full-service distributors, mail-order distributors and Internet-based businesses. Some of our competitors have greater resources than we do, or operate through different sales and distribution models that could allow them to compete more successfully. Our failure to compete effectively and/or pricing pressures resulting from such competition may adversely impact our business, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. In addition, most of the products we distribute are available from multiple sources, and our customers tend to have relationships with several different distributors who can fulfill their orders. If any of our competitors are more successful with respect to any key competitive factor such as technological advances or low-cost business models with the ability to operate at high gross margins, our sales and profitability could be adversely affected. Increased competition from any supplier of dental or animal health products or services could adversely impact our financial results. Additional competitive pressure could arise from, among other things, limited demand growth or a significant number of additional competitive products or services being introduced into a particular market, the emergence of new competitors, the unavailability of products, price reductions by competitors, price transparency (which is further promoted by price aggregators), and the ability of competitors to capitalize on their economies of scale. Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce the role of distributors. These suppliers could sell their products at lower prices and maintain a higher gross margin on product sales than we can. In addition, our ability to deliver market growth is challenged by an animal health product mix that is weighted toward lower growth, lower margin parts of the value chain.
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

The formation or expansion of GPOs, provider networks and buying groups may place us at a competitive disadvantage.
In recent years there has also been a trend towards consolidation in the industries that buy the products and services we distribute, including dental practices, veterinary practices and animal producers, and the formation of group purchasing organizations (GPOs), provider networks and buying groups, including dental support organizations (DSOs), designed to leverage volume discounts. The formation or expansion of GPOs, provider networks and buying groups including DSOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship, and may threaten our ability to compete effectively, which could in turn negatively impact our financial results. In addition, such organizations may establish direct relationships with manufacturers, thereby eliminating or reducing the services historically provided by distributors. We expect further expansion of such groups in the future. Further, as a full-service distributor with business service capabilities, we cannot guarantee that we will be able to successfully compete with price-oriented distribution models that more readily enable the pricing typically demanded by those with significant purchasing power.
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
There has been consumer concern and consumer activism with respect to additives (including, without limitation, antibiotics and growth promotants) used in the production of animal products, including growing consumer sentiment for proteins and dairy products produced without the use of antibiotics or other products intended to increase animal production. These concerns have resulted in increased regulation and changing market demand. If there is an increased public perception that consumption of food derived from animals that utilize additives we distribute poses a risk to human health, there may be a further decline in the production of those food products and, in turn, our sales of those products. Furthermore, regulatory restrictions and bans could result in the removal from market of products in these categories, which would adversely affect our sales. In addition, the market for our animal health products could be negatively impacted by the introduction and/or market acceptance of newly-developed or alternative products, which could include products perceived as “healthy” or “holistic.”
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
Dental and companion animal health products are becoming increasingly available to consumers at competitive prices from sources other than traditional health care supply and distribution sources, including human health product pharmacies, Internet pharmacies, big-box retailers and other online e-commerce solutions, and consumers are increasingly seeking such alternative sources of supply. Dental products are readily available from major U.S. online e-commerce retailers such as Amazon and Chewy.com that are licensed as veterinary mail order pharmacies, which enables them to offer pharmacy products directly to consumers in all 50 U.S. states. If federal regulations were to permit veterinarian-client-patient relationships to be established virtually, which is a focus of lobbyists that appears to be gaining traction, we may face additional competitive pressure. Even where prescriptions must be written by a veterinarian, companion animal owners may shift to these services for home delivery. In addition, companion animal owners may substitute human health products for animal-health products if they deem human health products to be acceptable, lower-cost alternatives. Furthermore, decreased emphasis on veterinary visits, and increased consumer choice through e-commerce retailers could reduce demand for veterinarian-based services. The continued advancement of online e-commerce by third parties will require us to cost-effectively adapt to changing technologies, to enhance existing services and to differentiate our business (including with additional value-added services) to address changing demands of consumers and our customers on a timely basis. We may be unable to anticipate and effectively respond to shifts in consumer traffic patterns and direct-to-consumer buying trends.
LITIGATION AND REGULATORY RISKS
We are subject to a variety of litigation and governmental inquiries and investigations.
We are subject to a variety of litigation incidental to our business, including product liability claims, intellectual property claims, employment claims, commercial disputes, putative class actions under the California Labor Code Private Attorneys General Act, and other matters arising out of the ordinary course of our business, including securities litigation. From time to time we are named as a defendant in cases as a result of our distribution of products. Additionally, purchasers of private-label products may seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims. Another potential risk we face in the distribution of products is liability resulting from counterfeit or tainted products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability or legal action that could harm our reputation. From time to time, we also receive and respond to governmental inquiries and investigations, including subpoenas for the production of documents. Defending against such claims, and responding to such governmental inquiries and investigations, may divert our resources and management’s attention over lengthy periods of time, may be expensive, and may require that we pay substantial monetary awards or settlements, pay fines or penalties, or become subject to equitable remedies (including but not limited to the revocation of or non-renewal of licenses). We may be subject to claims in excess of available insurance or not covered by insurance or indemnification agreements, or claims that result in significant adverse publicity. Furthermore, the outcome of litigation is inherently uncertain.
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
Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the sale and distribution of, and third-party payment for, pharmaceuticals and medical devices, and human cells, tissues and cellular and tissue-based products (“HCT/P products”), and animal feed and supplements. Among other things, such laws, and the regulations promulgated thereunder:
•regulate the introduction, manufacture, advertising, marketing and promotion, sampling, pricing and reimbursement, labeling, packaging, procurement, storage, handling, returning or recalling, reporting, and distribution of, and record keeping for drugs, HCT/P products and medical devices, including requirements with respect to unique medical device identifiers and may require reporting of certain pricing data;
•subject us to inspection by the FDA and the DEA and similar state authorities;
•regulate the sale, transportation, importation, storage, handling and disposal of hazardous or potentially hazardous substances;
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
If we acquire a manufacturing business, we will be subject to new regulatory risks attendant to manufacturing. For example, animal pharmaceuticals and supplements are subject to regulatory approval and ongoing continuous review by the FDA and other regulatory authorities. Gaining approval for new products may require potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the approved product. Noncompliance or failure to receive or maintain, or delays in receiving, such clearance or approvals may hurt our competitiveness and have other material adverse consequences on our business. In addition, animal pharmaceuticals and supplements are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping.
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
In the course of our business, we also may be subject to fines or penalties, equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses) and litigation. For example, in February 2020, Animal Health International pleaded guilty to a strict liability misdemeanor offense in connection with its failure to comply with federal law relating to the sales of prescription animal health products and was subject to a total criminal fine and forfeiture of $52.8 million. The reoccurrence of any such event may divert management's attention, cause us to suffer reputational harm and adversely affect our business, financial condition and results of operations.
If we fail to comply with evolving laws and regulations relating to confidentiality of sensitive personal information or standards in electronic health records or transmissions, we could be required to make significant product changes, or incur substantial liabilities.
Our practice management products and services include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals. Both we and our customers are subject to numerous and evolving laws, regulations and industry standards, such as HIPAA and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records. The legal environment surrounding data privacy is demanding with the frequent imposition of new and changing regulatory requirements. Furthermore, our products may be used as part of our customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws. We are also subject to non-healthcare-specific requirements of the countries and states in which we operate which govern the handling, storage, use and protection of personal information, such as the California Consumer Privacy Act, or CCPA, which is a state statute intended to enhance privacy rights and consumer protection for residents of California, the California Privacy Rights Act, or CPRA, that became effective on January 1, 2023, and the pan-European General Data Protection Regulation, or GDPR. Additionally, nearly all other states have passed, proposed, or are considering comprehensive privacy legislation, and privacy bills have been proposed at the federal level that may result in additional legal requirements that impact our business.

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
We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions which are extremely complex and subject to varying interpretations. From time to time, various legislative initiatives may be proposed that could materially adversely affect our tax positions. Effective for tax years beginning after December 31, 2022, the Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion and a new a 1% excise tax on “net repurchases” of corporate stock. In addition, the Organization for Economic Cooperation and Development (“OECD”) has published a framework to implement a global minimum income tax rate of 15% through its base erosion and profit shifting pillar two project (“BEPS Pillar Two”). Countries around the world are in various stages of adopting these rules, some having enacted or substantively enacted legislation while others are drafting formal legislative proposals. The OECD guidance offers transition and safe harbor rules around the implementation of the BEPS Pillar Two global minimum tax. We continue to evaluate the impact of this new legislation. At this time, we do not expect the impact of this legislation to be material to our effective tax rate. However, there can be no assurance that our future effective tax rate will not be adversely affected by this legislation or any other legislative initiatives. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
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
We are subject to uncertain macro-economic conditions that affect the economy and the economic outlook of the United States and other parts of the world in which we operate. In particular, recessionary or inflationary conditions and depressed levels of consumer and commercial spending may cause dental and animal health customers to reduce, modify, delay or cancel plans to purchase the products we distribute and services we provide, may cause dental and animal health professionals to decrease or stop investing in their practices, and may cause suppliers to reduce their output or change their terms of sale. Increased fuel and energy costs (for example, the price of gasoline) and recent and prospective banking failures may adversely affect consumer confidence and, thereby, reduce dental and veterinary office visits. The impacts of efforts by federal, state and local governments to combat inflation are unpredictable and could have an adverse impact on consumer spending. Current interest rates have also created some tightening in the credit markets. Continued tight credit markets or credit market volatility may cause financing difficulties, which in turn may cause dental and animal health customers to reduce, modify, delay or cancel plans to purchase the products we distribute and services we provide. In addition, the average interest rate in our contract portfolio may not increase at the same rate as interest rate markets, resulting in a reduction of gain on contract sales as compared to the gain that would be realized if the average interest rate in our portfolio were to increase at a rate more similar to the interest rate markets. Tension between the U.S. and China, as well as conflicts involving Russia, Ukraine, Israel and Gaza, and other unrest, also are creating increased global and economic uncertainty, which could adversely affect spending on the dental and animal health products and services we distribute. Global political and/or trade issues also could adversely impact the ability of U.S. producers to export finished protein products to other countries in the world. Furthermore, although inflation did not materially impact our results of operations in fiscal 2024, cost inflation during fiscal 2024, including wage inflation, generally increased our operating costs, including our cost of goods, transportation costs, labor costs and other administrative costs. We may face higher and sustained rates of inflation, with subsequent increases in operational costs that we may be unable to pass through to our dental and animal health customers.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Risk management and strategy
Our processes for assessing, identifying, and managing material risks from cybersecurity threats are incorporated into our overall enterprise risk management framework. We take a cross-functional approach to cybersecurity risk, which includes input from information security, information technology, legal, compliance, internal audit, finance, and operations, as appropriate. Under the oversight of our Board, including its Audit and Finance Committee, our senior management, information security team, and our Cybersecurity Risk Committee (comprised of key executive and senior leaders from primary corporate functions) devote resources to cybersecurity and implement risk management processes designed to adapt to the changing cybersecurity landscape, respond to emerging threats and proactively coordinate our people, processes and procedures to respond to cybersecurity incidents. We regularly assess the threat landscape and cybersecurity risks. Our internal audit team reviews enterprise risk management-level cybersecurity risks as part of our overall enterprise risk management framework. In addition, our information security team oversees regular monitoring of our information technology and other operating systems that are designed to detect potential security incidents. We have operationalized a written incident response plan designed to assess, identify and coordinate among various functions the response activities to cyber incidents and determine the impact of any such cybersecurity incidents that may jeopardize the confidentiality, integrity or availability of our information systems or adversely affect our business and information systems. In the event of a significant cybersecurity incident, the incident response plan provides guidance on roles, responsibilities, procedures and reporting processes.
Depending on the environment and system, we have implemented a number of measures and policies designed to enhance the security and resiliency of our network, information and data systems, including but not limited to: encryption standards; antivirus protection; remote access; multifactor authentication; treatment of confidential information and the use of the internet, artificial intelligence, social media, email and wireless devices; user access control management; intrusion monitoring systems; information security continuity measures, including redundant systems and information backups; network segmentation; encryption of certain data; event logging; and implementation of an application patching and update cadence. These measures and policies go through an internal review process and are approved by appropriate members of management.
We have performed simulations and tabletop exercises at a management level. Our employees are required to complete cybersecurity training at least once every year and have access to more frequent cybersecurity trainings online. We also require certain employees to complete additional role-based cybersecurity trainings. Our information security team regularly monitors for potential cybersecurity incidents and we have processes in place designed to escalate within the company more serious incidents, as appropriate.
We use consultants and other third parties to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, cybersecurity software providers, managed cybersecurity service providers, professional cybersecurity advisors, and penetration testing firms.
Depending on the nature of the services provided, the sensitivity of the systems and data at issue, and the identity of the service provider, we take various measures designed to help manage cybersecurity risk associated with our use of third-party service providers, which may include due diligence; monitoring of cybersecurity threat risks identified through such diligence in connection with our use of third-party service providers; and imposing certain contractual obligations.
While we face a number of cybersecurity risks in connection with our business and from time to time we have had to address non-material security incidents and expect to experience security incidents in the future, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For more information about the cybersecurity risks we face that may materially affect the Company, see the risk factor entitled “Risks generally associated with information systems, software products and cybersecurity attacks could adversely affect our results of operations” in Item 1A - Risk Factors.
Governance
Our Chief Information Security Officer (CISO) is responsible for developing and implementing our cybersecurity risk management and information security program, including regularly reporting on cybersecurity matters to management and the Audit and Finance Committee. He has a Bachelor of Science degree in Information Technology from Saint Mary’s University of Minnesota and over 25 years of experience covering a wide range of enterprise IT and Information Security programs for large, global corporations. He also has multiple industry certifications, including as a Certified Information Systems Security Professional (CISSP), and participates in various security leadership forums and committees. Our CISO has led our cybersecurity program since joining our company in 2018, and was recently promoted to CISO from Senior Director, Information Security.
Our CISO reports to our Chief Information Officer (CIO), who has held that role for 7 years and oversees our broader information technology program. He has over 30 years of information technology experience, including over 20 years in leadership roles.
Among other matters, our Board delegates to our Audit and Finance Committee the oversight of our programs, policies, and procedures related to cybersecurity, information asset security, and network security. Broad oversight is maintained by our full Board, which receives regular reports from the Audit and Finance Committee as well as management, as appropriate. The Audit and Finance Committee and the full Board actively participate in discussions with management and among themselves regarding cybersecurity risk. Our CIO and CISO present to the Audit and Finance Committee at least a bi-annual review of our strategies, policies and internal controls relating to information technology and cybersecurity (including network security, cloud security and physical security), with respect to corporate goals, industry trends and competitive advantages. To aid the Board with its cybersecurity oversight responsibilities, the Board also receives regular presentations on these topics. Our incident response plan is designed to escalate certain cybersecurity incidents, from our information security team and CISO, through our Chief Legal Officer and CIO, to our Audit and Finance Committee, depending on the impact of the incident.
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
As of April 27, 2024, PLSI operated the following 13 fulfillment centers (seven primary centers) totaling 1.0 million square feet:
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
Holders
On June 10, 2024, the number of holders on record of common stock was 1,570. The transfer agent for Patterson’s common stock is EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, Minnesota 55120, telephone: (800) 468-9716.
Dividends
In fiscal 2024, a quarterly cash dividend of $0.26 per share was declared throughout the year. In fiscal 2024, dividends were declared each quarter, with payment occurring in the subsequent quarter. We currently expect to declare and pay quarterly cash dividends in the future, but any future dividends will be subject to approval by our Board of Directors, which will depend on our earnings, capital requirements, operating results and financial condition, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Accordingly, there can be no assurance that we will declare and pay dividends in the future at the same rate or at all.
Purchases of Equity Securities by the Issuer
On March 11, 2024, the Board of Directors authorized a $500 million share repurchase program through March 16, 2027, replacing a prior authorization which was expiring and under which there was $180.0 million remaining. As of April 27, 2024 there was $500.0 million remaining under the current stock repurchase program.
The following table presents activity under the stock repurchase plan during the fourth quarter of fiscal 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 28, 2024 to February 24, 2024	—	$—	—	$194,920,532
February 25, 2024 to March 23, 2024	497,859	29.97	497,859	500,000,000
March 24, 2024 to April 27, 2024	—	—	—	500,000,000
	497,859	$29.97	497,859	$500,000,000

Performance Graph
The graph below compares the cumulative total shareholder return on $100 invested at the market close on April 26, 2019, through April 27, 2024, with the cumulative return over the same time period on the same amount invested in the S&P Mid-Cap 400 and the Dow Jones U.S. Health Care Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

200
150
100
50
0
DOLLARS
4/27/2019
4/25/2020
4/24/2021
4/30/2022
4/29/2023
4/27/2024
Patterson Companies, Inc.
S&P Mid-Cap 400
Dow Jones U.S. Health Care Index

	Fiscal Year Ending
	4/27/2019	4/25/2020	4/24/2021	4/30/2022	4/29/2023	4/27/2024
Patterson Companies, Inc.	100.00	73.95	167.59	159.40	145.68	143.43
S&P Mid-Cap 400	100.00	79.97	143.67	132.60	134.37	158.82
Dow Jones U.S. Health Care Index	100.00	115.78	147.47	151.61	157.69	166.39

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our financial information for fiscal 2024 is summarized in this Management’s Discussion and Analysis and the Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2024 ended on April 27, 2024 and consisted of 52 weeks. Fiscal 2023 ended on April 29, 2023 and consisted of 52 weeks. Fiscal 2022 ended on April 30, 2022 and consisted of 53 weeks. Fiscal 2025 will end on April 26, 2025 and will consist of 52 weeks.
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
Factors Affecting Our Results
Macro-economic Conditions. We are impacted by various conditions that create uncertainty in our macro-economic environment. Cost inflation and higher interest rates may affect our customer's willingness to invest in capital equipment and could impact our customers' volume of purchases. Interest expense on variable rate indebtedness increased due to higher interest rates. Cost inflation increased certain operating costs, and Patterson has implemented price increases in response; however, cost inflation did not materially impact our net results of operations in fiscal 2024.
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
Results of Operations
The following table summarizes our results as a percent of net sales:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.0	78.8	80.2
Gross profit	21.0	21.2	19.8
Operating expenses	17.1	16.9	17.4
Operating income	3.9	4.3	2.4
Other income (expense), net	(0.2)	(0.1)	1.7
Income before taxes	3.7	4.2	4.1
Income tax expense	0.9	1.0	1.0
Net income	2.8	3.2	3.1
Net loss attributable to noncontrolling interests	—	—	—
Net income attributable to Patterson Companies, Inc.	2.8%	3.2%	3.1%

Fiscal 2024 Compared to Fiscal 2023
Net sales. Consolidated net sales in fiscal 2024 were $6,568.3 million, an increase of 1.5% from $6,471.5 million in fiscal 2023. Foreign exchange rate changes had a favorable impact of 0.4% on fiscal 2024 sales. The impact of acquisitions for fiscal 2024 contributed a net increase in sales of approximately 0.3%.
Dental segment net sales decreased 0.1% to $2,488.6 million in fiscal 2024 from $2,492.1 million in fiscal 2023. Foreign exchange rate changes had an unfavorable impact of 0.1% on fiscal 2024 net sales. Net sales of consumables increased 4.2%, net sales of equipment decreased 7.0%, and net sales of value-added services and other decreased 0.9% in fiscal 2024. The decrease in equipment net sales was experienced across imaging and digital categories.
Animal Health segment net sales increased 2.6% to $4,067.1 million in fiscal 2024 from $3,964.9 million in fiscal 2023. Foreign exchange rate changes had a favorable impact of 0.8% on fiscal 2024 net sales. Acquisitions contributed 0.5% to Animal Health net sales in fiscal 2024. The net sales growth in fiscal 2024 was primarily due to market share gains within Production Animal categories led by beef, dairy and swine.
Gross profit. Consolidated gross profit margin decreased 20 basis points from the prior year to 21.0%. Approximately 10 basis points of gross margin decline was due to the widely-reported cybersecurity attack on our vendor partner, Change Healthcare, in fiscal 2024, which resulted in many dental practices being unable to process insurance claims. Many of our practice management software solutions incorporated fee-based integration with Change Healthcare for claims management for our customers. During the outage, Patterson suspended charging for that service, which impacted the net sales and gross profit of our Dental segment. The Corporate segment net sales and gross profit included unfavorable impacts of interest rate changes on our customer financing portfolio in both fiscal 2024 and 2023. This interest rate impact was partially offset by a gain on associated interest rate swap agreements, which is reflected in other income, net in our Consolidated Statements of Operations and Other Comprehensive Income.
Operating expenses. Consolidated operating expenses for fiscal 2024 were $1,127.3 million, a 2.8% increase from the prior year of $1,097.0 million. The consolidated operating expense ratio of 17.1% in fiscal 2024 increased 20 basis points from the prior fiscal year. The increase in operating expenses included investment in margin-accretive initiatives, technology, and facility enhancements in fiscal 2024 and was impacted by a $3.6 million gain on sale of an office building in fiscal 2023.
Operating income. Fiscal 2024 operating income was $252.9 million, or 3.9% of net sales, as compared to $276.0 million, or 4.3% of net sales, in fiscal 2023. The change in operating income was primarily driven by an increase in operating expenses, partially offset by the increase in net sales and gross profit, in fiscal 2024 as compared to fiscal 2023.
Dental segment operating income was $209.8 million for fiscal 2024, a decrease of $27.5 million from fiscal 2023. The decrease was primarily driven by investments in our commercial software business, a decrease in equipment net sales and the impact of the Change Healthcare cybersecurity attack in fiscal 2024. The change was also impacted by a $3.6 million gain on sale of an office building in fiscal 2023.
Animal Health segment operating income was $139.1 million for fiscal 2024, an increase of $12.1 million from fiscal 2023. The increase was primarily driven by a growth in net sales and gross profit, partially offset by higher operating expenses, in fiscal 2024.
Corporate segment operating loss was $96.0 million for fiscal 2024, as compared to a loss of $88.3 million for fiscal 2023. The change was primarily attributable to an increase in operating expenses and unfavorable impacts of interest rate changes on our customer financing portfolio in fiscal 2024.
Other income (expense). Net other expense was $9.9 million in fiscal 2024, compared to net other expense of $5.8 million in fiscal 2023. The increase was primarily due to higher interest expense, partially offset by a higher gain on interest rate swaps.
Income tax expense. The effective income tax rate for fiscal 2024 was 23.7%, compared to 23.5% for fiscal 2023.
Net income attributable to Patterson Companies, Inc. and earnings per share. Net income attributable to Patterson Companies Inc. was $185.9 million in fiscal 2024, compared to $207.6 million in fiscal 2023. Earnings per diluted share were $1.98 in fiscal 2024, compared to $2.12 in fiscal 2023. Weighted average diluted shares in fiscal

2024 were 93.7 million, compared to 97.8 million in fiscal 2023. The fiscal 2024 and fiscal 2023 cash dividend declared was $1.04 per common share.
Fiscal 2023 Compared to Fiscal 2022
See Item 7 in our 2023 Annual Report on Form 10-K filed June 21, 2023.
Liquidity and Capital Resources
Net cash used in operating activities was $789.4 million in fiscal 2024, compared to $754.9 million in fiscal 2023 and $981.0 million in fiscal 2022. Net cash used in operating activities in fiscal 2024 and fiscal 2023 was primarily due to the impact of our Receivables Securitization Program. Net cash used in operating activities in fiscal 2022 was primarily due to the impact of our Receivables Securitization Program and a net increase in inventory, inclusive of the impact of the $49.2 million Inventory Donation Charges, partially offset by an increase in accounts payable.
Net cash provided by investing activities was $959.5 million in fiscal 2024, compared to $901.6 million in fiscal 2023 and $1,239.0 million in fiscal 2022. Collections of deferred purchase price receivables were $1,028.3 million, $998.9 million and $1,213.5 million in fiscal 2024, 2023 and 2022, respectively. In fiscal 2024, we used $1.1 million to pay a holdback following the acquisition of substantially all of the assets of Miller Vet Holdings, LLC, which was due on the 24 month anniversary of the closing date. In fiscal 2023, we recorded cash receipts of $15.2 million from a sale of an office building and used cash of $33.3 million for acquisitions and $15.0 million to purchase a Dental investment. In fiscal 2022, we recorded cash receipts of $75.9 million from the sale of investments and used $19.8 million to acquire Miller Vet. Capital expenditures were $67.6 million, $64.2 million and $38.3 million in fiscal 2024, 2023 and 2022, respectively. We expect to use a total of approximately $75 million for capital expenditures in fiscal 2025.
Net cash used in financing activities in fiscal 2024 was $215.9 million, driven by $229.5 million in share repurchases, $98.3 million for dividend payments and $36.0 million for payments on long-term debt, partially offset by $141.0 million draw on our revolving line of credit. Net cash used in financing activities in fiscal 2023 was $126.5 million, driven by $101.3 million for dividend payments, $55.5 million in share repurchases and $1.5 million for payments on long-term debt, partially offset by $16.0 million draw on our revolving line of credit. Net cash used in financing activities in fiscal 2022 was $253.2 million, driven by $101.1 million for dividend payments, $100.8 million for payments on long-term debt, $35.0 million in share repurchases and $24.0 million attributed to payments on our revolving line of credit.
In fiscal 2024, 2023 and 2022, a quarterly cash dividend of $0.26 per share was declared each quarter, with payment occurring in the subsequent quarter. We currently expect to declare and pay quarterly cash dividends in the future, but any future dividends will be subject to approval by our Board of Directors, which will depend on our earnings, capital requirements, operating results and financial condition, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. We are also subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. The terms of agreements governing debt that we may incur in the future may also contain similar covenants. Accordingly, there can be no assurance that we will declare and pay dividends in the future at the same rate or at all.
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
As of April 27, 2024, $295.5 million was outstanding under the Amended Credit Agreement term loan at an interest rate of 6.54% and $186.0 million was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 6.53%. As of April 29, 2023, $298.5 million was outstanding under the Credit Agreement term loan at an interest rate of 6.08%, and $45.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 5.93%.

On March 11, 2024, the Board of Directors authorized a $500 million share repurchase program through March 16, 2027, replacing a prior authorization which was expiring and under which there was $180.0 million remaining. As of April 27, 2024, $500.0 million remains available under the current repurchase authorization.
We have $114.5 million in cash and cash equivalents as of April 27, 2024, of which $59.3 million is in foreign bank accounts. See Note 12 to the Consolidated Financial Statements for further information regarding our intention to permanently reinvest these funds. Included in cash and cash equivalents as of April 27, 2024 is $33.8 million of cash collected from previously sold customer financing arrangements that have not yet been settled with the third party. See Note 5 to the Consolidated Financial Statements for further information.
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
Customer Financing Arrangements
As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Patterson-sponsored program, equipment purchased by creditworthy customers may be financed up to a maximum of $2 million. We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business.
We operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG Bank, Ltd. ("MUFG") serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at April 27, 2024 was $575,000.
Our financing business is described in further detail in Note 5 to the Consolidated Financial Statements.
Contractual Obligations
A summary of our contractual obligations as of April 27, 2024 was as follows (in thousands):

	Payments due by year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt principal	$453,000	$122,750	$26,250	$304,000	$—
Long-term debt interest	79,759	23,827	38,136	17,796	—
Operating leases	147,926	38,047	55,979	27,833	26,067
Total	$680,685	$184,624	$120,365	$349,629	$26,067
As of April 27, 2024, our gross liability for uncertain tax positions, including interest and penalties, was $9.8 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.
For a more complete description of our contractual obligations, see Notes 10 and 11 to the Consolidated Financial Statements.

Working Capital Management
The following table summarizes our average accounts receivable days sales outstanding and average annual inventory turnover for the past three fiscal years:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Days sales outstanding	28.6	25.0	25.2
Inventory turnover	6.2	6.2	6.6
Foreign Operations
We derive foreign sales from Dental operations in Canada, and Animal Health operations in Canada and the U.K. Fluctuations in currency exchange rates have not significantly impacted earnings, as these fluctuations impact sales, cost of sales and operating expenses. Changes in exchange rates positively impacted net sales by $27.8 million in fiscal 2024 and adversely affected net sales by $108.5 million in fiscal 2023, while they positively impacted net sales by $41.0 million in fiscal 2022. Changes in currency exchange rates are a risk accompanying foreign operations, but this risk is not considered material with respect to our consolidated operations.
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
Receivables from vendors earned as a result of volume rebates and reimbursements for customer pricing contracts and promotions are recorded as a reduction of cost of sales in the period in which the related revenue is recognized. We estimate the vendor receivables earned but not received based on sales forecasts, transactional data, and historical vendor collection trends.
We offer customer financing contracts on equipment purchases by creditworthy customers. For financing contracts at a below-market interest rate, we record a subsidy as a reduction to net sales in the period the contract is originated. The subsidy on below-market rate contracts is estimated based on analyses of current publicly-available interest rate trends. We do not consider contracts with a term of one year or less to have a significant financing component and do not record a subsidy for these contracts.
We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We receive the proceeds of the contracts upon sale to financial institutions, with a portion of the proceeds held by the financial institutions as a deferred purchase price (DPP) as security against eventual performance of the portfolio. Customer financing net sales include the impact of changes in interest rates on DPP receivables, as the average interest rate in our contract portfolio may not fluctuate at the same rate as interest rate markets, resulting in an increase or reduction of gain on contract sales. We enter into an interest rate swap to hedge a portion of the related interest rate risk. These agreements do not qualify for hedge accounting, and the gains or losses on an interest rate swap are reported in other income and expense in our consolidated statements of operation and other comprehensive income.
Our financing business is described in further detail in Note 5 to the Consolidated Financial Statements.
Inventory and Reserves – Inventory primarily consists of merchandise held for sale and is stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for all inventories, except for foreign inventories, which are valued using the first-in, first-out ("FIFO") method. We continually assess the valuation of inventories and reduce the carrying value of those inventories that are obsolete or in excess of forecasted usage to estimated realizable value. The net realizable value of such inventories is estimated based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.
Recoverability of Development Costs of Software to be Sold - We capitalize certain costs incurred for software to be sold, leased or otherwise marketed to our customers. The costs are treated as capital or expense based on the nature of the costs and the project stage in which the costs were incurred. At the end of each fiscal quarter, we compare the unamortized capitalized costs of software to be sold to its net realizable value. The net realizable value of capitalized software assets is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the entity’s responsibility set forth at the time of sale. If the unamortized amount exceeds the net realizable value, an impairment is recorded. If the unamortized capitalized costs are less than the net realizable value of that asset, then there is no impairment. The net realizable value of capitalized software assets is estimated based on analyses and assumptions including, but not limited to, capitalizable costs, labor expenses, revenue growth projections and weighted-average cost of capital.
No significant impairments were recorded in fiscal 2024, 2023, or 2022 as a result of the assessments performed of the recoverability of development costs to be sold.
Recoverability of Goodwill – Goodwill is not amortized but rather is tested at least annually at the beginning of the fourth quarter for impairment, or more often if events or circumstances indicate the carrying value of the asset may not be recoverable.
We assess the recoverability of goodwill using a qualitative evaluation or a quantitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The determination of fair value requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Patterson conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations.
We performed qualitative assessments for our goodwill impairment tests in fiscal 2024. No impairments were recorded in fiscal 2024, 2023, or 2022 as a result of goodwill tests performed.
Recoverability of Long-Lived Assets – Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset groups) may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Our definite-lived intangible assets primarily consist of customer relationships, trade names and trademarks. When impairment exists, the related assets (or asset groups) are written down to fair value using financial projections and discount rates based on analyses and assumptions including, but not limited to, financial projections, royalty rates, and weighted-average cost of capital.
No significant impairments were recorded in fiscal 2024, 2023, or 2022 as a result of the assessments performed of the recoverability of long-lived assets.
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
Recent Accounting Pronouncements
For information concerning new accounting standards and the impact of the implementation of these standards on our financial statements, see Note 1 to the Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are exposed to market risk consisting of foreign currency rate fluctuations and changes in interest rates.
We are exposed to foreign currency exchange rate fluctuations in our operating statement due to transactions denominated primarily in Canadian Dollars and British Pounds. Although we do not currently have foreign currency hedge contracts, we continually evaluate our foreign currency exchange rate risk and the different mechanisms for use in managing such risk. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have changed net sales by approximately $102.7 million for the fiscal year ended April 27, 2024. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses. We estimate that if foreign currency exchange rates changed by 10%, the impact would have been approximately $2.8 million to income before taxes for the fiscal year ended April 27, 2024.
The Amended Credit Agreement consists of a $300.0 million term loan facility and a $700.0 million revolving credit facility, which will mature no later than October 2027. Interest on borrowings is variable and is determined as a base rate plus a spread. This spread, as well as a commitment fee on the unused portion of the facility, is based on our leverage ratio, as defined in the Amended Credit Agreement. Due to the interest rate being variable, fluctuations in interest rates may impact our earnings. Based on our current level of debt, we estimate that a 100 basis point change in interest rates would have a $4.8 million annual impact on our income before taxes.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Patterson Companies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Patterson Companies, Inc.’s internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Patterson Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 27, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 27, 2024 and April 29, 2023, the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 27, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 18, 2024 expressed an unqualified opinion thereon.
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
June 18, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Patterson Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Patterson Companies, Inc. (the Company) as of April 27, 2024 and April 29, 2023, the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 27, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 27, 2024 and April 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 18, 2024 expressed an unqualified opinion thereon.
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

Development costs of software to be sold impairment

Description of the Matter
At April 27, 2024, the Company’s capitalized development costs of software to be sold were $73.3 million. As discussed in Note 1 of the consolidated financial statements, at the end of each fiscal quarter these unamortized capitalized costs of software to be sold are compared to the net realizable value. If the unamortized capitalized costs of an asset are less than the net realizable value of that asset, then there is no impairment.

Auditing management’s comparison of unamortized capitalized development costs of software to be sold to the net realizable value was complex and highly judgmental due to the significant estimation required in determining the net realizable value of the asset. For software to be sold, the estimate of the net realizable value was sensitive to significant assumptions, such as forecasted revenue, and labor and contractor costs, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to compare unamortized capitalized costs of software to be sold to the net realizable value, including controls over management’s forecasting processes used to develop the projected future revenue and labor and contractor costs used in the fair value estimates, as well as controls over management’s review of the significant data and assumptions described above.

To test the estimated fair value of the unamortized capitalized development costs of software to be sold, we performed audit procedures that included, among others, assessing the valuation methodologies used by management and testing the significant assumptions discussed above. We compared the significant assumptions used by management to current industry, market and economic trends, historical actuals, as well as other relevant factors. We assessed the reasonableness of forecasted future revenue by comparing the forecasts to historical software sales results and relevant software market industry data. We assessed the reasonableness of future labor and contractor costs by comparing the estimates to historical actuals and presentations of planned enhancements. We also performed sensitivity analyses of significant assumptions to evaluate the significance of changes in the recoverability that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1985.
Minneapolis, Minnesota
June 18, 2024

PATTERSON COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 27, 2024	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$114,462	$159,669
Receivables, net of allowance for doubtful accounts of $2,731 and $3,667	547,287	477,384
Inventory, net	782,898	795,072
Prepaid expenses and other current assets	334,116	351,011
Total current assets	1,778,763	1,783,136
Property and equipment, net	229,081	212,283
Operating lease right-of-use assets, net	122,295	92,956
Long-term receivables, net	129,876	121,717
Goodwill	156,328	156,420
Identifiable intangibles, net	193,261	231,873
Investments	166,320	160,022
Other non-current assets, net	120,808	120,739
Total assets	$2,896,732	$2,879,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$745,375	$724,993
Accrued payroll expense	78,211	82,253
Other accrued liabilities	167,399	168,696
Operating lease liabilities	32,815	28,390
Current maturities of long-term debt	122,750	36,000
Borrowings on revolving credit	186,000	45,000
Total current liabilities	1,332,550	1,085,332
Long-term debt	328,911	451,231
Non-current operating lease liabilities	92,464	67,376
Deferred income taxes	104,521	119,143
Other non-current liabilities	36,554	37,529
Total liabilities	1,895,000	1,760,611
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 89,701 and 96,350 shares issued and outstanding	897	964
Additional paid-in capital	258,679	233,706
Accumulated other comprehensive loss	(89,915)	(89,262)
Retained earnings	831,483	972,127
Total Patterson Companies, Inc. stockholders' equity	1,001,144	1,117,535
Noncontrolling interests	588	1,000
Total stockholders’ equity	1,001,732	1,118,535
Total liabilities and stockholders’ equity	$2,896,732	$2,879,146
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Net sales	$6,568,272	$6,471,471	$6,499,405
Cost of sales	5,188,030	5,098,526	5,210,318
Gross profit	1,380,242	1,372,945	1,289,087
Operating expenses	1,127,318	1,096,974	1,132,085
Operating income	252,924	275,971	157,002
Other income (expense):
Gains on investments	—	—	101,809
Other income, net	35,039	27,826	27,731
Interest expense	(44,910)	(33,636)	(20,288)
Income before taxes	243,053	270,161	266,254
Income tax expense	57,534	63,563	64,540
Net income	185,519	206,598	201,714
Net loss attributable to noncontrolling interests	(412)	(959)	(1,496)
Net income attributable to Patterson Companies, Inc.	$185,931	$207,557	$203,210
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$2.00	$2.14	$2.09
Diluted	$1.98	$2.12	$2.06
Weighted average shares:
Basic	92,969	97,027	97,277
Diluted	93,679	97,815	98,514
Dividends declared per common share	$1.04	$1.04	$1.04
Comprehensive income
Net income	$185,519	$206,598	$201,714
Foreign currency translation gain (loss)	(1,695)	(8,788)	(19,966)
Cash flow hedges, net of tax	1,042	1,042	1,042
Comprehensive income	$184,866	$198,852	$182,790
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling interests	Total
	Number	Amount
Balance at April 24, 2021	96,813	$968	$169,099	$(62,592)	$855,741	$1,455	$964,671
Foreign currency translation	—	—	—	(19,966)	—	—	(19,966)
Cash flow hedges	—	—	—	1,042	—	—	1,042
Net income (loss)	—	—	—	—	203,210	(1,496)	201,714
Dividends declared	—	—	—	—	(102,257)	—	(102,257)
Common stock issued	981	10	7,616	—	—	—	7,626
Repurchases of common stock	(1,032)	(10)	—	—	(34,990)	—	(35,000)
Stock based compensation	—	—	23,805	—	—	—	23,805
Contribution from noncontrolling interest	—	—	—	—	—	1,000	1,000
Balance at April 30, 2022	96,762	968	200,520	(81,516)	921,704	959	1,042,635
Foreign currency translation	—	—	—	(8,788)	—	—	(8,788)
Cash flow hedges	—	—	—	1,042	—	—	1,042
Net income (loss)	—	—	—	—	207,557	(959)	206,598
Dividends declared	—	—	—	—	(101,662)	—	(101,662)
Common stock issued	1,608	16	17,643	—	—	—	17,659
Repurchases of common stock	(2,020)	(20)	—	—	(55,472)	—	(55,492)
Stock based compensation	—	—	15,543	—	—	—	15,543
Contribution from noncontrolling interest	—	—	—	—	—	1,000	1,000
Balance at April 29, 2023	96,350	964	233,706	(89,262)	972,127	1,000	1,118,535
Foreign currency translation	—	—	—	(1,695)	—	—	(1,695)
Cash flow hedges	—	—	—	1,042	—	—	1,042
Net income (loss)	—	—	—	—	185,931	(412)	185,519
Dividends declared	—	—	—	—	(97,143)	—	(97,143)
Common stock issued	955	9	9,101	—	—	—	9,110
Repurchases of common stock	(7,604)	(76)	(1,999)	—	(229,432)		(231,507)
Stock based compensation	—	—	17,871	—	—	—	17,871
Balance at April 27, 2024	89,701	$897	$258,679	$(89,915)	$831,483	$588	$1,001,732
See accompanying notes

PATTERSON COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Operating activities:
Net income	$185,519	$206,598	$201,714
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	49,617	45,772	44,180
Amortization	38,539	37,932	37,812
Gains on investments	—	—	(101,809)
Bad debt expense	2,542	3,450	2,769
Stock-based compensation	17,871	15,543	23,805
Deferred income taxes	(13,523)	(1,993)	(4,718)
Non-cash losses (gains) and other, net	204	654	(1,431)
Change in assets and liabilities:
Receivables	(1,102,618)	(1,047,075)	(1,144,833)
Inventory	11,039	(11,086)	(53,871)
Accounts payable	21,343	43,095	80,904
Accrued liabilities	(2,788)	(21,714)	(27,630)
Other changes from operating activities, net	2,877	(26,028)	(37,886)
Net cash used in operating activities	(789,378)	(754,852)	(980,994)
Investing activities:
Additions to property and equipment and software	(67,626)	(64,220)	(38,308)
Payments related to acquisitions, net of cash acquired	(1,108)	(33,280)	(19,793)
Collection of deferred purchase price receivables	1,028,277	998,912	1,213,497
Sale of investments	—	—	75,942
Payments related to investments	—	(15,000)	—
Other investing activities	—	15,155	7,690
Net cash provided by investing activities	959,543	901,567	1,239,028
Financing activities:
Dividends paid	(98,333)	(101,346)	(101,111)
Repurchases of common stock	(229,508)	(55,492)	(35,000)
Payments on long-term debt	(36,000)	(1,500)	(100,750)
Draw (payment) on revolving credit	141,000	16,000	(24,000)
Other financing activities	6,936	15,854	7,627
Net cash used in financing activities	(215,905)	(126,484)	(253,234)
Effect of exchange rate changes on cash	533	(2,576)	(6,030)
Net change in cash and cash equivalents	(45,207)	17,655	(1,230)
Cash and cash equivalents at beginning of period	159,669	142,014	143,244
Cash and cash equivalents at end of period	$114,462	$159,669	$142,014
Supplemental disclosures:
Income taxes paid (includes payments for purchased tax credits of $13,575, $0 and $0, respectively)	$77,979	$62,081	$83,549
Interest paid	26,002	19,623	14,633
Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$1,010,438	$1,008,741	$1,122,627
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 27, 2024
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. Fiscal 2024 ended on April 27, 2024 and consisted of 52 weeks. Fiscal 2023 ended on April 29, 2023 and consisted of 52 weeks. Fiscal 2022 ended on April 30, 2022 and consisted of 53 weeks. Fiscal 2025 will end on April 26, 2025 and will consist of 52 weeks.
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
Inventory, net
Inventory, net consists of merchandise held for sale and is stated at the lower of cost or market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory and freight costs incurred in connection with the delivery of product to our distribution centers and our other locations. Cost is determined using the last-in, first-out ("LIFO") method for all inventories, except for foreign inventories, which are valued using the first-in, first-out ("FIFO") method. Inventories valued at LIFO represented 81% and 81% of total inventories at April 27, 2024 and April 29, 2023, respectively.
The accumulated LIFO reserve was $154,055 and $146,915 at April 27, 2024 and April 29, 2023, respectively. We believe that inventory replacement cost exceeds the inventory balance by an amount approximating the LIFO reserve.

Property and Equipment, net
Property and equipment, net are stated at cost. Depreciation is calculated on the straight-line method over estimated useful lives of up to 39 years for buildings or the expected remaining life of purchased buildings, the term of the lease for leasehold improvements, 3 to 10 years for computer hardware and software, and 5 to 10 years for furniture and equipment.
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
We performed qualitative assessments for our goodwill impairment tests in fiscal 2024. No impairments were recorded in fiscal 2024, 2023, or 2022 as a result of goodwill and other indefinite-lived impairment tests performed.
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
Other Non-current Assets, Net

	April 27, 2024	April 29, 2023
Development costs of software to be sold, net	$73,259	$71,467
Other	47,549	49,272
Other non-current assets, net	$120,808	$120,739
During fiscal 2024, 2023 and 2022, we recorded $11,651, $9,068 and $7,267, respectively, of amortization expense related to the development costs of software to be sold in cost of sales within the Consolidated Statements of Operations and Other Comprehensive Income.

Recoverability of Development Costs of Software to be Sold
We capitalize certain costs incurred for software to be sold, leased or otherwise marketed to our customers. The costs are treated as capital or expense based on the nature of the costs and the project stage in which the costs were incurred. At the end of each fiscal quarter, we compare the unamortized capitalized costs of software to be sold to its net realizable value. The net realizable value of capitalized software assets is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the entity’s responsibility set forth at the time of sale. If the unamortized amount exceeds the net realizable value, an impairment is recorded. If the unamortized capitalized costs are less than the net realizable value of that asset, then there is no impairment.
No significant impairments were recorded in fiscal 2024, 2023, or 2022 as a result of the assessments performed of the recoverability of development costs to be sold.
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
Receivables from vendors earned as a result of volume rebates and reimbursements for customer pricing contracts and promotions are recorded as a reduction of cost of sales in the period in which the related revenue is recognized. We estimate the vendor receivables earned but not received based on sales forecasts, transactional data, and historical vendor collection trends.
We offer customer financing contracts on equipment purchases by creditworthy customers. For financing contracts at a below-market interest rate, we record a subsidy as a reduction to net sales in the period the contract is originated. The subsidy on below-market rate contracts is estimated based on analyses of current publicly-available interest rate trends. We do not consider contracts with a term of one year or less to have a significant financing component and do not record a subsidy for these contracts.
We generally sell our customers’ financing contracts to outside financial institutions in the normal course of our business. These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We receive the proceeds of the contracts upon sale to financial institutions, with a portion of the proceeds held by the financial institutions as a deferred purchase price (DPP) as security against eventual performance of the portfolio. Customer financing net sales include the impact of changes in interest rates on DPP receivables, as the average interest rate in our contract portfolio may not fluctuate at the same rate as interest rate markets, resulting in an increase or reduction of gain on contract sales. We enter into an interest rate swap to hedge a portion of the related interest rate risk. These agreements do not qualify for hedge accounting, and the gains or losses on an interest rate swap are reported in other income and expense in our Consolidated Statements of Operation and Other Comprehensive Income.
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
Contract asset balances as of April 27, 2024 and April 29, 2023 were $1,373 and $1,338, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At April 27, 2024 and April 29, 2023, contract liabilities of $37,399 and $36,850 were reported in other accrued liabilities, respectively. During the fiscal year ended April 27, 2024, we recognized $33,454 of the amount previously deferred at April 29, 2023.
Patterson Advantage Loyalty Program
The Dental segment provides a point-based awards program to qualifying customers involving the issuance of “Patterson Advantage dollars” which can be used toward equipment and technology purchases. Patterson Advantage dollars earned during a program year expire one year after the end of the program year. Costs of the program and changes in the corresponding liability are recognized as reductions to net sales. As of April 27, 2024, we believe we have sufficient experience with the program to reasonably estimate the amount of Patterson Advantage dollars that will not be redeemed and thus have recorded a liability for 87.0% of the maximum potential amount that could be redeemed. We recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, and we recognize the estimated value of unused Patterson Advantage dollars as redemptions occur. Breakage recognized was immaterial to all periods presented.
Freight and Delivery Charges
Freight and delivery charges are included in cost of sales in the Consolidated Statements of Operations and Other Comprehensive Income.
Advertising
We expense all advertising and promotional costs as incurred, except for direct marketing expenses, which are expensed over the shorter of the life of the asset or one year. Total net advertising and promotional expenses were $3,124, $6,888 and $1,532 for fiscal 2024, 2023 and 2022, respectively. There were no deferred direct-marketing expenses included in the Consolidated Balance Sheets as of April 27, 2024 and April 29, 2023.
Related Party Transactions
We have interests in a number of entities that are accounted for using the equity method. During fiscal 2024, 2023 and 2022, we made purchases of $195,048, $198,712 and $193,625 from these entities, respectively. During fiscal 2024, 2023 and 2022, we recorded net sales of $150,892, $123,271 and $117,347 to these entities, respectively.
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
Retirement Savings Plan
In fiscal 2024, we merged the stand-alone Patterson Companies, Inc. Employee Stock Ownership Plan (the "ESOP") into the Patterson Companies, Inc. 401(k) Plan (the "401(k) Plan"). The ESOP remains a component of the 401(k) Plan with many of the relevant provisions for the ESOP in effect. The ESOP was previously frozen to new participants in fiscal 2021 and the last employer contribution was made to eligible participants effective for the plan year ended December 31, 2020.

The general purpose of the 401(k) plan is to provide additional financial security during retirement by providing employees with an incentive to make regular savings contributions. In addition to the participation of our employees, we make annual matching contributions using an established formula. Employer contribution expense was $20,003, $19,649 and $21,013 for fiscal 2024, 2023 and 2022, respectively, which is included in operating expenses within the Consolidated Statements of Operations and Other Comprehensive Income.
Other Income (Expense), Net

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Gain on interest rate swap agreements	$12,447	$9,968	$15,835
Investment income and other	22,592	17,858	11,896
Other income (expense), net	$35,039	$27,826	$27,731
Comprehensive Income
Comprehensive income is computed as net income plus certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedge losses was $321, $321 and $321 for fiscal 2024, 2023 and 2022, respectively.
Earnings Per Share ("EPS")
The amount of basic EPS is computed by dividing net income attributable to Patterson Companies, Inc. by the weighted average number of outstanding common shares during the period. The amount of diluted EPS is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents, when dilutive, during the period.
The following table sets forth the denominator for the computation of basic and diluted EPS. There were no material adjustments to the numerator.

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Denominator for basic EPS – weighted average shares	92,969	97,027	97,277
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	710	788	1,237
Denominator for diluted EPS – weighted average shares	93,679	97,815	98,514
Potentially dilutive securities representing 1,022, 932 and 772 shares for fiscal 2024, 2023 and 2022, respectively, were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
The total purchase price for these acquisitions is $37,535, which includes holdbacks of $4,255 that will be paid on the 24 month anniversary of the closing dates and working capital adjustments of $23 which were paid in the fourth quarter of fiscal 2023. As of the acquisition date, we have recorded $17,300 of identifiable intangibles, $16,040 of goodwill and net tangible assets of $4,233 in our Consolidated Balance Sheets related to these acquisitions. Goodwill, which is deductible for income tax purposes, was increased by $272 subsequent to acquisition date as a result of working capital adjustments. Goodwill was recorded within the Animal Health segment and represents the expected benefit of integrating these value-added platforms with our existing operations. We have included their results of operations in our financial statements since the date of acquisition within the Animal Health segment. The accounting for the acquisitions was complete as of October 28, 2023. The acquisitions were not deemed significant and did not materially impact our financial statements, and, therefore, pro forma results are not provided.
3. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following:

	April 27, 2024	April 29, 2023
Cash on hand	$109,777	$111,892
Money market funds	4,685	47,777
Total	$114,462	$159,669
Cash on hand is generally in interest earning accounts. Included in cash and cash equivalents in the Consolidated Balance Sheets are $33,813 and $33,072 as of April 27, 2024 and April 29, 2023, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. See Note 5 for additional information.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of April 27, 2024, of which $200,000 was utilized.
We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of April 27, 2024 and April 29, 2023, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the Consolidated Balance Sheets were $400,626 and $429,853, respectively. Sales of trade receivables under this facility were $3,585,194, $3,718,167, and $3,643,700, and cash collections from customers on receivables sold were $3,614,901, $3,684,412 and $3,632,145 during the fiscal years ended 2024, 2023 and 2022, respectively.
The DPP receivable is recorded at fair value within the Consolidated Balance Sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the Consolidated Statements of Operations and Other Comprehensive Income, we recorded losses of $13,850, $11,403 and $3,247 during fiscal 2024, 2023 and 2022, respectively, related to the Receivables.
The following rollforward summarizes the activity related to the DPP receivable:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Beginning DPP receivable balance	$227,946	$195,764	$183,999
Non-cash additions to DPP receivable	949,194	960,909	1,052,938
Cash collections on DPP receivable	(978,313)	(928,727)	(1,041,173)
Ending DPP receivable balance	$198,827	$227,946	$195,764

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
We operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at April 27, 2024 was $575,000.
Historically, we maintained two arrangements under which we sell these contracts. We formerly also maintained an agreement with Fifth Third Bank ("Fifth Third") whereby Fifth Third purchased customers’ financing contracts. PDC Funding II sold its financing contracts to Fifth Third. We received the proceeds of the contracts upon sale to Fifth Third. At least 15.0% were held by the conduit as security against eventual performance of the portfolio.
During fiscal 2024, Fifth Third sold and assigned the remaining purchased customer financing contracts to the facility in which MUFG is the agent. We transferred and assigned the related DPP receivable of $15,400 from PDC Funding II to PDC Funding, and the DPP counterparty changed from Fifth Third to MUFG. We amended our agreement with MUFG as agent and expanded capacity under that agreement from $525,000 to $575,000. We thereby ended our agreement with Fifth Third.
We service the financing contracts, for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.
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
During fiscal 2024, 2023 and 2022, we sold $281,076, $261,853 and $314,732 of contracts under these arrangements, respectively. In net sales in the Consolidated Statements of Operations and Other Comprehensive Income, we recorded losses of $11,010, $4,082 and $18,379 during fiscal 2024, 2023 and 2022, respectively, related to these contracts sold. Cash collections on financed receivables sold were $291,621, $302,851 and $426,188 during the fiscal years ended 2024, 2023 and 2022, respectively. Unamortized discounts of $3,097 and $0 were recorded as of April 27, 2024 and April 29, 2023, respectively, which represent subsidies on contracts with below-market interest rates.
Included in cash and cash equivalents in the Consolidated Balance Sheets are $33,813 and $33,072 as of April 27, 2024 and April 29, 2023, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the Consolidated Balance Sheets are $74,430 and $77,646 as of April 27, 2024 and April 29, 2023, respectively, of finance contracts we have not yet sold. A total of $581,729 of finance contracts receivable sold under the arrangements was outstanding at April 27, 2024. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Beginning DPP receivable balance	$102,979	$125,332	$227,967
Non-cash additions to DPP receivable	61,244	47,832	69,689
Cash collections on DPP receivable	(49,964)	(70,185)	(172,324)
Ending DPP receivable balance	$114,259	$102,979	$125,332
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at April 27, 2024.
6. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding and PDC Funding II to the commercial paper conduit.
The interest rate cap agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of April 27, 2024, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $575,000 and a maturity date of July 2031. We sold an identical interest rate cap to the same bank.
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
As of April 29, 2023, the remaining notional amount for interest rate swap agreements was $551,504, with the latest maturity date in fiscal 2030. During fiscal 2024, we entered into forward interest rate swap agreements with a notional amount of $247,734. As of April 27, 2024, the remaining notional amount for interest rate swap agreements was $565,420, with the latest maturity date in fiscal 2031.
Net cash receipts of $14,413 and $7,626 were received in fiscal 2024 and 2023, respectively, to settle a portion of our assets and liabilities related to interest rate swap agreements. These receipts are reflected as cash flows in the Consolidated Statements of Cash Flows within net cash used in operating activities.

The following presents the fair value of derivative instruments included in the Consolidated Balance Sheets:

Derivative type	Classification	April 27, 2024	April 29, 2023
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$5,781	$5,875
Interest rate contracts	Other non-current assets	21,193	23,210
Total asset derivatives		$26,974	$29,085
Liabilities:
Interest rate contracts	Other accrued liabilities	$259	$267
Interest rate contracts	Other non-current liabilities	13,198	12,993
Total liability derivatives		$13,457	$13,260
The following tables present the pre-tax effect of derivative instruments on the Consolidated Statements of Operations and Other Comprehensive Income:

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Fiscal Year Ended
Derivatives in cash flow hedging relationships	Statements of operations location	April 27, 2024	April 29, 2023	April 30, 2022
Interest rate contracts	Interest expense	$(1,363)	$(1,363)	$(1,363)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statements of operations location	April 27, 2024	April 29, 2023	April 30, 2022
Interest rate contracts	Other income, net	$12,447	$9,968	$15,835
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives in fiscal 2024, 2023 or 2022.
We recorded no ineffectiveness during fiscal 2024, 2023 or 2022. As of April 27, 2024, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $1,250, which will be recorded as an increase to interest expense.
7. Fair Value Measurements
Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. The fair value hierarchy of measurements is categorized into one of three levels based on the lowest level of significant input used:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	April 27, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,685	$4,685	$—	$—
DPP receivable - receivables securitization program	198,827	—	—	198,827
DPP receivable - customer financing	114,259	—	—	114,259
Derivative instruments	26,974	—	26,974	—
Total assets	$344,745	$4,685	$26,974	$313,086
Liabilities:
Derivative instruments	$13,457	$—	$13,457	$—

	April 29, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$47,777	$47,777	$—	$—
DPP receivable - receivables securitization program	227,946	—	—	227,946
DPP receivable - customer financing	102,979	—	—	102,979
Derivative instruments	29,085	—	29,085	—
Total assets	$407,787	$47,777	$29,085	$330,925
Liabilities:
Derivative instruments	$13,260	$—	$13,260	$—
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
We have an investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians. In fiscal 2022, we sold a portion of our investment in Vetsource, with a carrying value of $25,814, for $56,849. We recorded a pre-tax gain of $31,035 in gains on investments in our Consolidated Statements of Operations and Other Comprehensive Income as a result of this sale. The cash received of $56,849 is reported within investing activities in our Consolidated Statements of Cash Flows. In fiscal 2022, we also recorded a pre-tax non-cash gain of $31,035 to reflect the increase in the carrying value of the remaining portion of our investment in Vetsource, which was based on the selling price of the portion of the investment we sold for $56,849. This gain was recorded in gains on investments in our Consolidated Statements of Operations and Other comprehensive income. The carrying value of the investment we owned following this sale was $56,849 and $56,849 as of April 27, 2024 and April 29, 2023,

respectively. Concurrent with the sale completed in fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. We recorded a pre-tax non-cash gain of $25,757 in gains on investments in our Consolidated Statements of Operations and Other Comprehensive Income as a result of this transaction. The carrying value of this put option as of April 27, 2024 is $25,757, and is reported within investments in our Consolidated Balance Sheets. The aggregate gains on investments of $87,827 are reported within operating activities in our Consolidated Statements of Cash Flows. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. There were no fair value adjustments to such assets during the fiscal year ended April 27, 2024.
In fiscal 2022, we sold a portion of our investment in Vets Plus with a carrying value of $4,009 for $17,101. We recorded a pre-tax gain of $13,092 in gains on investments in our Consolidated Statements of Operations and Other Comprehensive Income as a result of this sale. This $13,092 pre-tax gain is reported within operating activities in our Consolidated Statements of Cash Flows. The cash received of $17,101 is reported within investing activities in our Consolidated Statements of Cash Flows. The carrying value of the investment we owned following this sale was $2,299 and $2,299 as of April 27, 2024 and April 29, 2023, respectively.
Our debt is not measured at fair value in the Consolidated Balance Sheets. The estimated fair value of our debt as of April 27, 2024 and April 29, 2023 was $448,287 and $483,139, respectively, as compared to a carrying value of $451,661 and $487,231 at April 27, 2024 and April 29, 2023, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at April 27, 2024 and April 29, 2023.
8. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for each of our reporting units for the fiscal year ended April 27, 2024 were as follows:

	Balance at April 29, 2023	Foreign Currency Translation	Balance at April 27, 2024
Dental	$139,111	$(92)	$139,019
Animal Health	17,309	—	17,309
Total	$156,420	$(92)	$156,328
Balances of other intangible assets, excluding goodwill, were as follows:

	April 27, 2024			April 29, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unamortized - indefinite lived:
Trade name	$12,300	$—	$12,300	$12,300	$—	$12,300
Amortized - definite lived:
Customer relationships	380,003	228,851	151,152	380,205	205,524	174,681
Trade names and trademarks	135,830	119,326	16,504	135,876	107,519	28,357
Developed technology and other	52,906	39,601	13,305	52,920	36,385	16,535
Total amortized intangible assets	568,739	387,778	180,961	569,001	349,428	219,573
Total identifiable intangible assets	$581,039	$387,778	$193,261	$581,301	$349,428	$231,873
With respect to the amortized intangible assets, future amortization expense is expected to approximate $38,525, $28,716, $27,324, $26,761 and $23,739 for fiscal 2025, 2026, 2027, 2028 and 2029, respectively. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Property and Equipment
Property and equipment consisted of the following:

	April 27, 2024	April 29, 2023
Land	$9,680	$9,687
Buildings	109,727	98,174
Leasehold improvements	32,338	31,712
Furniture and equipment	213,010	204,754
Computer hardware and software	261,937	250,805
Construction-in-progress (1)	35,683	32,233
Property and equipment, gross	662,375	627,365
Accumulated depreciation	(433,294)	(415,082)
Property and equipment, net	$229,081	$212,283
(1)Includes $20,540 and $10,661 of unamortized development costs of software to be sold as of April 27, 2024 and April 29, 2023, respectively.
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
Total lease costs for the fiscal year ended April 27, 2024 and April 29, 2023 were $38,497 and $35,640, respectively, which include variable lease costs and short-term lease costs, which were immaterial.
The following table presents future maturities of lease liabilities:

2025	$38,047
2026	30,763
2027	25,216
2028	18,914
2029	8,919
After 2029	26,067
Total lease payments	147,926
Less: imputed interest	(22,647)
Present value of lease liabilities	$125,279
The following tables present other supplemental information related to leases:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$39,803	$35,779
Lease assets obtained in exchange for new operating lease liabilities	$83,041	$56,603

	April 27, 2024	April 29, 2023
Weighted-average remaining lease term - operating leases	5.87 years	6.50 years
Weighted-average discount rate - operating leases	5.01%	4.40%

11. Debt
Our long-term debt consisted of the following:

		Carrying Value
	Interest Rate	April 27, 2024	April 29, 2023
Senior notes due fiscal 2024 (1)	3.74%	—	33,000
Senior notes due fiscal 2025 (2)	3.48%	117,500	117,500
Senior notes due fiscal 2028 (3)	3.79%	40,000	40,000
Term loan due fiscal 2025 through 2028 (4)	6.54%	295,500	298,500
Less: Deferred debt issuance costs		(1,339)	(1,769)
Total debt		451,661	487,231
Less: Current maturities of long-term debt		(122,750)	(36,000)
Long-term debt		$328,911	$451,231

(1)Issued in December 2011.
(2)Issued in March 2015.
(3)Issued in March 2018.
(4)Issued in December 2019, amended in October 2022. Interest rate is 1-month SOFR plus 1.225% as of April 27, 2024.

Future principal payments due, based on stated contractual maturities for our long-term debt, were as follows as of April 27, 2024:

Fiscal Year
2025	$122,750
2026	11,250
2027	15,000
2028	304,000
2029	—
Thereafter	—
Total	$453,000
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
As of April 27, 2024, $295,500 was outstanding under the Amended Credit Agreement term loan at an interest rate of 6.54% and $186,000 was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 6.53%. As of April 29, 2023, $298,500 was outstanding under the Credit Agreement term loan at an interest rate of 6.08%, and $45,000 was outstanding under the Credit Agreement revolving credit facility at an interest rate of 5.93%.
We are subject to various financial covenants under our debt agreements including the maintenance of leverage and interest coverage ratios. In the event of our default, any outstanding obligations may become due and payable immediately. We were in compliance with the covenants under our debt agreements as of April 27, 2024.

12. Income Taxes
The components of income before taxes were as follows:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Income before taxes
United States	$211,350	$233,416	$225,195
International	31,703	36,745	41,059
Total	$243,053	$270,161	$266,254
Significant components of income tax expense were as follows:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Current:
Federal	$51,263	$46,982	$46,964
Foreign	8,201	8,280	11,968
State	11,593	10,294	10,326
Total current expense	71,057	65,556	69,258
Deferred:
Federal	(13,403)	(4,217)	(3,918)
Foreign	2,045	2,601	(217)
State	(2,165)	(377)	(583)
Total deferred benefit	(13,523)	(1,993)	(4,718)
Income tax expense	$57,534	$63,563	$64,540

Deferred tax assets and liabilities are included in other non-current assets and deferred income taxes on the Consolidated Balance Sheets. Significant components of our deferred tax assets (liabilities) were as follows:

	April 27, 2024	April 29, 2023
Deferred tax assets:
Employee compensation and benefits	$7,674	$7,519
Inventory related items	7,645	8,228
Foreign intangibles and goodwill	11,767	11,420
Foreign tax credit	7,003	7,003
Lease liability	29,587	19,808
Accrued charitable contributions	427	902
Capitalized research and experimentation costs	12,020	5,172
Other accrued liabilities	6,498	7,744
Other	8,329	7,270
Gross deferred tax assets	90,950	75,066
Less: Valuation allowance	(18,620)	(18,276)
Total net deferred tax assets	72,330	56,790
Deferred tax liabilities
LIFO reserve	(29,593)	(26,010)
Amortizable intangibles	(36,923)	(45,042)
Goodwill	(18,098)	(17,094)
Property, plant, equipment	(32,457)	(36,488)
Lease right-of-use assets	(29,048)	(19,361)
Investments	(26,662)	(26,959)
Other	(4,070)	(3,557)
Total deferred tax liabilities	(176,851)	(174,511)
Deferred net long-term income tax liability	$(104,521)	$(117,721)
At April 27, 2024, we had a U.S. foreign tax credit asset that will expire in two years. In addition, we have foreign deferred tax assets which would give rise to tax capital losses if triggered in the future. These losses can only be used against capital gain income. At this time, we believe that it is more likely than not that the foreign tax credit and potential capital loss carryforward attributes totaling $18,620 will not be fully utilized prior to expiration. As a result, a full valuation allowance has been established against these assets.
With regard to unremitted earnings of foreign subsidiaries generated after December 31, 2017, we do not currently provide for U.S. taxes since we intend to reinvest such undistributed earnings indefinitely outside of the United States.
Income tax expense varies from the amount computed using the U.S. statutory rate. The reasons for this difference and the related tax effects are shown below.

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Tax at U.S. statutory rate	$51,038	$56,732	$55,912
State tax provision, net of federal benefit	7,630	8,416	9,176
Effect of foreign taxes	3,612	2,853	3,199
ESOP	(1,895)	(2,049)	(2,121)
Other permanent differences	1,308	2,481	944
Other	(4,159)	(4,870)	(2,570)
Income tax expense	$57,534	$63,563	$64,540

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
As of April 27, 2024 and April 29, 2023, Patterson’s gross unrecognized tax benefits were $8,049 and $8,291, respectively. If determined to be unnecessary, these amounts (net of deferred tax assets of $1,690 and $1,741, respectively, related to the tax deductibility of the gross liabilities) would decrease our effective tax rate. The gross unrecognized tax benefits are included in other non-current liabilities on the Consolidated Balance Sheets.
A summary of the changes in the gross amounts of unrecognized tax benefits is shown below.

	April 27, 2024	April 29, 2023
Balance at beginning of period	$8,291	$9,898
Additions for tax positions related to the current year	1,156	1,158
Additions for tax positions of prior years	128	142
Reductions for tax positions of prior years	(12)	(1,400)
Statute expirations	(1,514)	(1,507)
Settlements	—	—
Balance at end of period	$8,049	$8,291
We also recognize both interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. As of April 27, 2024 and April 29, 2023, we had recorded $1,756 and $1,617, respectively, for interest and penalties. These amounts are also included in other non-current liabilities on the Consolidated Balance Sheets. These amounts, net of related deferred tax assets, if determined to be unnecessary, would decrease our effective tax rate. During the year ended April 27, 2024, we recorded as part of tax expense $365 related to an increase in our estimated liability for interest and penalties.
Patterson files income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. The IRS has either examined or waived examination for all periods up to and including our fiscal year ended April 25, 2020. In addition to the IRS, periodically, state, local and foreign income tax returns are examined by various taxing authorities. We do not believe that the outcome of these various examinations will have a material adverse impact on our financial statements.
13. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. Patterson and Cure Partners each contributed net assets of $4,000 to form TPI. Patterson and Cure Partners each contributed additional net assets of $1,000 and $1,000 during fiscal 2023 and 2022, respectively, and no additional net assets were contributed during fiscal 2024. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Since TPI was formed, there have been no changes in ownership interests. As of April 27, 2024, we had noncontrolling interests of $588 on our Consolidated Balance Sheets.
During fiscal 2024, 2023 and 2022, net loss attributable to the noncontrolling interest was $412, $959 and $1,496, respectively.
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
The following tables present information about our reportable segments and the geographic areas in which we operate:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Consolidated net sales
United States	$5,438,727	$5,423,931	$5,358,489
United Kingdom	759,184	655,103	717,481
Canada	370,361	392,437	423,435
Total	$6,568,272	$6,471,471	$6,499,405
Dental net sales
United States	$2,260,198	$2,256,006	$2,259,579
Canada	228,436	236,136	256,553
Total	$2,488,634	$2,492,142	$2,516,132
Animal Health net sales
United States	$3,165,960	$3,153,518	$3,098,511
United Kingdom	759,184	655,103	717,481
Canada	141,925	156,301	166,882
Total	$4,067,069	$3,964,922	$3,982,874
Corporate net sales
United States	$12,569	$14,407	$399
Total	$12,569	$14,407	$399

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Consolidated net sales
Consumable	$5,274,012	$5,147,330	$5,248,040
Equipment	888,597	950,403	920,424
Value-added services and other	405,663	373,738	330,941
Total	$6,568,272	$6,471,471	$6,499,405
Dental net sales
Consumable	$1,415,789	$1,358,823	$1,424,677
Equipment	766,345	823,978	800,144
Value-added services and other	306,500	309,341	291,311
Total	$2,488,634	$2,492,142	$2,516,132
Animal Health net sales
Consumable	$3,858,223	$3,788,507	$3,823,363
Equipment	122,252	126,425	120,280
Value-added services and other	86,594	49,990	39,231
Total	$4,067,069	$3,964,922	$3,982,874
Corporate net sales
Value-added services and other	$12,569	$14,407	$399
Total	$12,569	$14,407	$399

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Operating income
Dental	$209,807	$237,268	$180,212
Animal Health	139,077	126,994	114,403
Corporate	(95,960)	(88,291)	(137,613)
Consolidated operating income	$252,924	$275,971	$157,002

Depreciation and amortization
Dental	$15,932	$14,051	$13,495
Animal Health	46,462	44,644	44,561
Corporate	25,762	25,009	23,936
Consolidated depreciation and amortization	$88,156	$83,704	$81,992

	April 27, 2024	April 29, 2023
Property and equipment, net
United States	$180,835	$177,163
United Kingdom	24,671	21,033
Canada	23,575	14,087
Total property and equipment, net	$229,081	$212,283

	April 27, 2024	April 29, 2023
Total assets
Dental	$913,478	$853,369
Animal Health	1,568,413	1,570,760
Corporate	414,841	455,017
Total assets	$2,896,732	$2,879,146
15. Stockholders’ Equity
Dividends
The following table presents our declared cash dividends per share on our common stock for the past three years. In fiscal 2024, 2023 and 2022, dividends were declared in the period presented and paid in the following quarter.

	Quarter
Fiscal year	1	2	3	4
2024	$0.26	$0.26	$0.26	$0.26
2023	0.26	0.26	0.26	0.26
2022	0.26	0.26	0.26	0.26
Share Repurchases
During fiscal 2024, we repurchased 7,604 shares of our common stock for $229,508, or an average of $30.18 per share. During fiscal 2023, we repurchased 2,020 shares of our common stock for $55,492, or an average of $27.47 per share. During fiscal 2022, we repurchased 1,032 shares of our common stock for $35,000, or an average of $33.90 per share.
On March 11, 2024, the Board of Directors authorized a $500,000 share repurchase program through March 16, 2027, replacing a prior authorization which was expiring. As of April 27, 2024, $500,000 remains available under the current stock repurchase program.
16. Stock-based Compensation
The Consolidated Statements of Operations and Other Comprehensive Income for fiscal 2024, 2023 and 2022 include pre-tax (after-tax) stock-based compensation expense of $17,871 ($14,060), $15,543 ($12,353) and $23,805 ($18,686), respectively. Pre-tax expense is included in operating expenses within the Consolidated Statements of Operations and Other Comprehensive Income.
As of April 27, 2024, the total unrecognized compensation cost related to non-vested awards was $16,036, and it is expected to be recognized over a weighted average period of approximately 1.2 years.
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
At April 27, 2024, there were 8,502 shares available for awards under the Incentive Plan.
As a result of the approval of the Incentive Plan, awards are no longer granted under any prior equity incentive plan, but all outstanding awards previously granted under such prior plans will remain outstanding and subject to the terms of such prior plans. At April 27, 2024, there were 289 shares outstanding under prior plans.
Stock Option Awards
Stock options granted to employees expire no later than ten years after the date of grant. Awards typically vest over three years.
The fair value of stock options granted was estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Expected dividend yield	3.1%	3.5%	3.4%
Expected stock price volatility	39.3%	38.8%	38.1%
Risk-free interest rate	4.1%	3.2%	1.1%
Expected life (years)	6.0	6.0	6.0
Weighted average grant date fair value per share	$10.69	$8.82	$7.97
The following is a summary of stock option activity:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of April 29, 2023	2,020	$30.52
Granted	228	33.26
Exercised	(233)	22.97
Canceled	(18)	38.05
Balance as of April 27, 2024	1,997	$31.65	$2,824
Vested or expected to vest as of April 27, 2024	1,995	$31.65	$2,824
Exercisable as of April 27, 2024	1,548	$31.65	$2,824
The weighted average remaining contractual lives of options outstanding and options exercisable as of April 27, 2024 were 5.4 and 4.5 years, respectively.
Related to stock options exercised, the intrinsic value, cash received and tax benefits realized were $1,906, $5,365 and $332, respectively, in fiscal 2024; $4,289, $15,555 and $948, respectively, in fiscal 2023; and $1,552, 3,975 and $238, respectively, in fiscal 2022.
Restricted Stock
Restricted stock awards and restricted stock units granted to employees generally vest over a three year period. Restricted stock awards are also granted to non-employee directors annually and vest over one year. The grant date fair value of restricted stock awards and restricted stock units is based on the closing stock price on the day of the grant. The total fair value of restricted stock awards and restricted stock units that vested in fiscal 2024, 2023 and 2022 was $13,773, $16,123 and $19,970, respectively.

The following is a summary of restricted stock award activity:

	Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 29, 2023	37	$27.23
Granted	40	29.19
Vested	(37)	27.23
Forfeitures	—	—
Outstanding at April 27, 2024	40	$29.19
The following is a summary of restricted stock unit activity:

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 29, 2023	792	$29.12
Granted	438	33.18
Vested	(394)	27.86
Forfeitures	(42)	31.32
Outstanding at April 27, 2024	794	$31.85
Performance Unit Awards
In fiscal 2024, 2023 and 2022, we granted performance unit awards to certain executives which are earned at the end of a three-year period if certain operating goals are met. The number of shares to be received at vesting related to the fiscal 2024, 2023 and 2022 awards will be determined by performance measured over three fiscal year periods and ultimately modified by Patterson's total shareholder return ("TSR") relative to the performance of companies in the S&P Midcap 400 Index measured over a three-year period. We estimate the grant date fair value of the TSR awards using the Monte Carlo valuation model. We recognize expense over the requisite service period based on the outcome that is probable for these awards. The total fair value of performance unit awards that vested in fiscal 2024 and 2023 was $2,438 and $6,220, respectively. No performance unit awards vested in fiscal 2022.
The following is a summary of performance unit award activity at target:

	Performance Unit Awards
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 29, 2023	203	$30.14
Granted	164	33.84
Vested	(76)	29.88
Forfeitures and cancellations	—	—
Outstanding at April 27, 2024	291	$32.30
Employee Stock Purchase Plan ("ESPP")
We sponsor an ESPP under which a total of 9,000 shares have been reserved for purchase by employees. Eligible employees may purchase shares at 85% of the lower of the fair market value of our common stock on the beginning of the annual offering period, or on the end of each quarterly purchase period, which occur on March 31, June 30, September 30 and December 31. The offering periods begin on January 1 of each calendar year and end on December 31 of each calendar year. At April 27, 2024, there were 658 shares available for purchase under the ESPP.

We estimate the grant date fair value of shares purchased under our ESPP using the Black-Scholes option pricing valuation model with the following assumptions:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Expected dividend yield	3.6%	3.7%	3.6%
Expected stock price volatility	38.2%	31.5%	28.6%
Risk-free interest rate	5.1%	4.7%	0.3%
Expected life (years)	0.6	0.6	0.6
Weighted average grant date fair value per share	$7.55	$6.89	$6.79
17. Litigation
From time to time, we become involved in lawsuits, administrative proceedings, government subpoenas, and government investigations (which may, in some cases, involve our entering into settlement agreements or consent decrees), relating to antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, putative class actions under the California Labor Code Private Attorneys General Act, and other matters, including matters arising out of the ordinary course of business, including securities litigation. The results of any such proceedings cannot be predicted with certainty because such matters are inherently uncertain. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. We also may be subject to fines or penalties, and equitable remedies (including but not limited to the suspension, revocation or non-renewal of licenses).
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
On May 23, 2024, Plaintiff Monica Mehring and Mehring Family Dentistry (together, “Plaintiffs”) filed a class action complaint against Patterson Companies Inc. “doing business as Patterson Dental,” UnitedHealth Group and its subsidiaries Change Healthcare and Optum Inc. (collectively, the “Defendants”) in a case captioned Dr. Monica Mehring et al. v. Patterson Companies, Inc. et al., Case No. 4:24-cv-3147 (N.D. Cal. May 23, 2024) (the “Class Action Complaint”). The Class Action Complaint alleges that as a result of Defendants’ failure to implement robust cybersecurity controls, “a group of cybercriminals were able to infiltrate Defendants’ computer networks and steal for ransom confidential health data and source code among other things (‘Data Breach’).” Notwithstanding the Class Action Complaint’s generic reference to “Defendants,” Plaintiffs describe the Data Breach as UnitedHealth Group’s February 21, 2024 discovery that a suspected nation-state associated cyber security threat actor had gained access to some of the Change Healthcare information technology systems. Plaintiffs allege that as a direct result of the Data Breach, they were unable to submit claims through Patterson-supplied Eaglesoft software and, to date, have been unable to receive payments for claims submitted on February 20, 2024. While Plaintiffs assert that they use Eaglesoft to access Change Healthcare and Optum software to “integrate processing, prescriptions, billing and insurance,” the Class Action Complaint does not allege that Eaglesoft or any of Patterson’s IT systems or computer networks were accessed by any threat actor or were otherwise the subject of the alleged Data Breach. Notwithstanding the foregoing, Plaintiffs assert the following causes of action against all Defendants: negligence; “negligent interference with prospective economic advantage;” negligence per se; breach of implied contract; “breach of covenant of good faith and fair dealing;” and unjust enrichment. Plaintiffs purport to bring each claim on behalf of a nationwide class defined as: (i) “[a]ll healthcare providers in the United States whose use of Change Healthcare’s and Optum’s services were disrupted by the [D]ata [B]reach occurring in February 2024”; and (ii) “[a]ll healthcare providers in the United States whose use of Patterson Dental’s Eaglesoft’s services were disrupted by the [D]ata [B]reach occurring in February 2024.” Plaintiffs separately seek to certify a Delaware statewide class defined as: (i) “[a]ll healthcare providers in the state of Delaware whose use of Change Healthcare’s and Optum’s services were disrupted by the [D]ata [B]reach occurring in February 2024”; and (ii) “[a]ll healthcare providers in the state of Delaware whose use of Patterson Dental’s Eaglesoft’s services were disrupted by the [D]ata [B]reach occurring in February 2024.” We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.

18. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL during fiscal 2024:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 29, 2023	$(2,412)	$(86,850)	$(89,262)
Other comprehensive loss before reclassifications	—	(1,695)	(1,695)
Amounts reclassified from AOCL	1,042	—	1,042
AOCL at April 27, 2024	$(1,370)	$(88,545)	$(89,915)
The amounts reclassified from AOCL during fiscal 2024 include gains and losses on cash flow hedges, net of taxes of $321. The impact to the Consolidated Statements of Operations and Other Comprehensive Income was an increase to interest expense of $1,363 for fiscal 2024.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 27, 2024. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by Patterson in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of April 27, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 27, 2024. Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting as of April 27, 2024.

/s/ Donald J. Zurbay
President and Chief Executive Officer

/s/ Kevin M. Barry
Chief Financial Officer

June 18, 2024
The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
Insider Trading Arrangements
A significant portion of the compensation of our executive officers is delivered in the form of equity awards, including restricted stock units, performance units and non-qualified stock options. All these awards contain vesting requirements related to service, with performance units also requiring satisfaction of certain performance criteria to obtain a payout. This compensation design is intended to align executive compensation with the performance experienced by our shareholders. Following delivery of shares of our common stock under such equity awards, once any applicable service- or performance-based vesting standards have been satisfied, our executive officers from time to time engage in the open-market sale of some of those shares for diversification or other personal reasons. Our executive officers may also engage from time to time in other transactions involving our securities.
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
During the three months ended April 27, 2024, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement, except as set forth below, and none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
On March 12, 2024, Donald J. Zurbay, our President and Chief Executive Officer, modified his written trading plan dated September 25, 2023, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan’s maximum duration of the plan is until December 31, 2024, or such earlier date upon (a) the completion of all trades under the plan, (b) the expiration of the orders relating to such trades without execution, or (c) the occurrence of such other termination event as specified in the plan. As modified, the first trade will not occur until June 11, 2024, at the earliest. The trading plan is intended to permit Mr. Zurbay to sell (i) 1,327 shares of our common stock pursuant to performance units that vested on April 24, 2021, (ii) 3,897 shares of our common stock pursuant to restricted stock units that vested on June 29, 2019, (iii) 1,016 shares of our common stock pursuant to restricted stock units that vested on June 29, 2020, (iv) 976 shares of our common stock pursuant to restricted stock units that vested on July 1, 2019, (v) 25% of the net vested shares of our common stock pursuant to performance units that will vest on July 1, 2024, (vi) 25% of the net vested shares of our common stock pursuant to restricted stock units that will vest on July 1, 2024, and (vii) 25% of the net vested shares of our common stock pursuant to restricted stock units that will vest on December 5, 2024.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the directors of Patterson is incorporated herein by reference to the descriptions set forth under the caption “Proposal No. 1 Election of Directors” in Patterson’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 16, 2024 (the “2024 Proxy Statement”). Information regarding executive officers of Patterson is incorporated herein by reference to the information set forth under the caption “Executive Officers” in the 2024 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the caption “Section 16(a) Reports” in the 2024 Proxy Statement. The information called for by Item 10, as to the Audit and Finance Committee and the audit committee financial expert, is set forth under the captions “Proposal No. 1 Election of Directors” and “Our Board of Directors and Committees” in the 2024 Proxy Statement and such information is incorporated by reference herein. Information regarding our insider trading policy is incorporated herein by reference to the information set forth under the caption “Executive Compensation – Other Executive Compensation Arrangements, Policies and Practices” in the 2024 Proxy Statement.
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
Item 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the 2024 Proxy Statement. Information regarding director compensation is incorporated herein by reference to the information set forth under the caption “Non-Employee Director Compensation” in the 2024 Proxy Statement. Information regarding the Compensation and Human Capital Committee and its report is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees" and "Executive Compensation - Compensation and Human Capital Committee Report” in the 2024 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2024 Proxy Statement. Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2024 Proxy Statement. Information regarding director independence is incorporated herein by reference to the information set forth under the caption “Our Board of Directors and Committees” in the 2024 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accounting fees and services and pre-approval policies and procedures is incorporated herein by reference to the information set forth under the caption “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the 2024 Proxy Statement.

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
3. Exhibits.

Exhibit	Document Description

3.1	Restated Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed January 12, 2024 (File No. 000-20572)).

4.1	Specimen form of Common Stock Certificate (incorporated by reference to our Quarterly Report on Form 10-Q, filed September 9, 2004 (File No. 000-20572)).

4.2	Description of Securities (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572).

10.1	Patterson Companies, Inc. Summary of Material Terms of Management Incentive Compensation Plan for Fiscal 2024 (filed herewith).**

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

10.8	The Executive Nonqualified Excess Plan (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572)).**

10.9	Form of Non-Statutory Stock Option Agreement under the Amended and Restated 2015 Omnibus Incentive Plan (filed herewith).**

10.10	Form of Restricted Stock Award Agreement for Directors under the Amended and Restated 2015 Omnibus Incentive Plan (filed herewith).**

10.11	Form of Restricted Stock Unit Agreement for Executive Officers under the Amended and Restated 2015 Omnibus Incentive Plan (filed herewith).**

10.12	Form of Performance Share Unit Award Agreement under the Amended and Restated 2015 Omnibus Incentive Plan (filed herewith).**

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

10.18	Restrictive Covenants, Severance and Change-in-Control Agreement by and between Patterson Companies, Inc. and Samantha L. Bergeson, dated May 19, 2023 (filed herewith).**
10.19
Transition and Separation Agreement by and between Patterson Companies, Inc. and Tim E. Rogan, dated May 10, 2024 (incorporated by reference to our Current Report on Form 8-K, filed May 10, 2024 (File No. 000-20572)).**

10.20
Receivables Sale Agreement, dated as May 10, 2002, by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc., and PDC Funding Company, LLC, conformed through Amendment No. 5, dated as of April 3, 2024 (filed herewith).

10.21
Amended and Restated Receivables Sales Agreement dated August 12, 2011 by and among Patterson Dental Supply, Inc., Webster Veterinary Supply, Inc. and PDC Funding Company II, LLC (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2015 (File No. 000-20572)).

10.22
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

10.24
Third Amended and Restated Credit Agreement dated as of October 28, 2022, by and among Patterson Companies, Inc., as borrower, MUFG Bank, Ltd., as administrative agent, and certain lenders party thereto (incorporated by reference to our Current Report on Form 8-K, filed October 31, 2022 (File No. 000-20572)).

10.25
Note Purchase Agreement, dated as of March 29, 2018, among Patterson Companies, Inc., and certain of its named subsidiaries as borrowers, and various private lenders, conformed through Second Amendment, dated April 24, 2020 (incorporated by reference to our Annual Report on Form 10-K, filed June 24, 2020 (File No. 000-20572)).

10.26
Receivables Sale Agreement, dated as of July 24, 2018, by and between Patterson Dental Supply, Inc., as seller, and PDC Funding Company III, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed July 25, 2018 (File No. 000-20572)).

10.27
Loan Agreement, dated December 20, 2019, among Patterson Companies, Inc., the lenders from time to time parties thereto, and MUFG Bank Ltd., as administrative agent (incorporated by reference to our Current Report on Form 8-K, filed December 23, 2019 (File No. 000-20572).

10.28
Receivables Sale Agreement, dated as of January 15, 2020, by and between Patterson Veterinary Supply, Inc., as seller, and PDC Funding Company IV, LLC, as buyer (incorporated by reference to our Current Report on Form 8-K, filed January 17, 2020 (File No. 000-20572).

10.29
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Amendment 26, dated April 3, 2024 (filed herewith).

10.30
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

10.31
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

10.32
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

19	Patterson Companies, Inc. Securities Trading and Information Disclosure Policy, dated as of June 10, 2024 (filed herewith).

21	Subsidiaries (incorporated by reference to our Annual Report on Form 10-K, filed June 21, 2023 (File No. 000-20572)).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-4(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97	Patterson Companies, Inc. Clawback Policy, effective as of October 2, 2023 (filed herewith).

101	(Filed Electronically) The following financial information from our Annual Report on Form 10-K for fiscal 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.(*)
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

(b) See Index to Exhibits.
(c) See Schedule II.
Item 16. Form 10-K Summary.

None.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
PATTERSON COMPANIES, INC.
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended April 27, 2024
Deducted from asset accounts:
Allowance for doubtful accounts	$3,667	$2,542	$3,478	$2,731
Sales returns and allowances	11,079	50,190	49,145	12,124
Total accounts receivable allowances	$14,746	$52,732	$52,623	$14,855
LIFO inventory adjustment	$146,915	$7,140	$—	$154,055
Inventory obsolescence reserve	14,611	15,688	16,589	13,710
Total inventory reserve	$161,526	$22,828	$16,589	$167,765
Year ended April 29, 2023
Deducted from asset accounts:
Allowance for doubtful accounts	$5,913	$3,450	$5,696	$3,667
Sales returns and allowances	4,400	57,920	51,241	11,079
Total accounts receivable allowances	$10,313	$61,370	$56,937	$14,746
LIFO inventory adjustment	$130,959	$15,956	$—	$146,915
Inventory obsolescence reserve	21,543	11,223	18,155	14,611
Total inventory reserve	$152,502	$27,179	$18,155	$161,526
Year ended April 30, 2022
Deducted from asset accounts:
Allowance for doubtful accounts	$6,138	$2,769	$2,994	$5,913
Sales returns and allowances	5,856	59,999	61,455	4,400
Total accounts receivable allowances	$11,994	$62,768	$64,449	$10,313
LIFO inventory adjustment	$120,775	$10,184	$—	$130,959
Inventory obsolescence reserve	29,629	61,647	69,733	21,543
Total inventory reserve	$150,404	$71,831	$69,733	$152,502

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON COMPANIES, INC.
Dated:	June 18, 2024	By	/s/ Donald J. Zurbay
Donald J. Zurbay
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Donald J. Zurbay	President and Chief Executive Officer, Director (Principal Executive Officer)	June 18, 2024
Donald J. Zurbay

/s/ Kevin M. Barry	Chief Financial Officer (Principal Financial and Accounting Officer)	June 18, 2024
Kevin M. Barry

/s/ John D. Buck	Chairman of the Board	June 18, 2024
John D. Buck

/s/ Meenu Agarwal	Director	June 18, 2024
Meenu Agarwal

/s/ Alex N. Blanco	Director	June 18, 2024
Alex N. Blanco

/s/ Jody H. Feragen	Director	June 18, 2024
Jody H. Feragen

/s/ Robert C. Frenzel	Director	June 18, 2024
Robert C. Frenzel

/s/ Philip G.J. McKoy	Director	June 18, 2024
Philip G.J. McKoy

/s/ Ellen A. Rudnick	Director	June 18, 2024
Ellen A. Rudnick

/s/ Neil A. Schrimsher	Director	June 18, 2024
Neil A. Schrimsher

/s/ Pamela J. Tomczik	Director	June 18, 2024
Pamela J. Tomczik