Form 10-Q
period 2024-07-27
PATTERSON COMPANIES, INC.
filed 2024-08-28
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 27, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 20, 2024, there were 88,145,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 27, 2024	April 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$148,079	$114,462
Receivables, net of allowance for doubtful accounts of $2,690 and $2,731	442,342	547,287
Inventory, net	849,504	782,898
Prepaid expenses and other current assets	322,185	334,116
Total current assets	1,762,110	1,778,763
Property and equipment, net	226,151	229,081
Operating lease right-of-use assets, net	124,473	122,295
Long-term receivables, net	132,683	129,876
Goodwill	156,211	156,328
Identifiable intangibles, net	183,955	193,261
Investments	167,386	166,320
Other non-current assets, net	121,789	120,808
Total assets	$2,874,758	$2,896,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$656,977	$745,375
Accrued payroll expense	49,656	78,211
Other accrued liabilities	173,369	167,399
Operating lease liabilities	33,643	32,815
Current maturities of long-term debt	123,875	122,750
Borrowings on revolving credit	320,000	186,000
Total current liabilities	1,357,520	1,332,550
Long-term debt	327,153	328,911
Non-current operating lease liabilities	94,261	92,464
Other non-current liabilities	143,323	141,075
Total liabilities	1,922,257	1,895,000
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 88,146 and 89,701 shares issued and outstanding	881	897
Additional paid-in capital	265,584	258,679
Accumulated other comprehensive loss	(86,473)	(89,915)
Retained earnings	771,997	831,483
Total Patterson Companies, Inc. stockholders' equity	951,989	1,001,144
Noncontrolling interests	512	588
Total stockholders’ equity	952,501	1,001,732
Total liabilities and stockholders’ equity	$2,874,758	$2,896,732
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 27, 2024	July 29, 2023
Net sales	$1,541,742	$1,576,745
Cost of sales	1,229,133	1,257,690
Gross profit	312,609	319,055
Operating expenses	283,240	280,833
Operating income	29,369	38,222
Other income (expense):
Other income, net	1,714	11,901
Interest expense	(13,223)	(9,512)
Income before taxes	17,860	40,611
Income tax expense	4,221	9,481
Net income	13,639	31,130
Net loss attributable to noncontrolling interests	(76)	(104)
Net income attributable to Patterson Companies, Inc.	$13,715	$31,234
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.16	$0.33
Diluted	$0.15	$0.32
Weighted average shares:
Basic	88,127	95,544
Diluted	88,645	96,190
Dividends declared per common share	$0.26	$0.26
Comprehensive income:
Net income	$13,639	$31,130
Foreign currency translation gain	3,181	7,368
Cash flow hedges, net of tax	261	261
Comprehensive income	$17,081	$38,759
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 29, 2023	96,350	$964	$233,706	$(89,262)	$972,127	$1,000	$1,118,535
Foreign currency translation	—	—	—	7,368	—	—	7,368
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	31,234	(104)	31,130
Dividends declared	—	—	—	—	(25,134)	—	(25,134)
Common stock issued	565	5	1,569	—	—	—	1,574
Repurchases of common stock	(1,109)	(11)	—	—	(29,497)	—	(29,508)
Stock-based compensation	—	—	7,015	—	—	—	7,015
Balance at July 29, 2023	95,806	958	242,290	(81,633)	948,730	896	1,111,241
Foreign currency translation	—	—	—	(17,589)	—	—	(17,589)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	39,958	(103)	39,855
Dividends declared	—	—	—	—	(24,897)	—	(24,897)
Common stock issued	180	2	3,226	—	—	—	3,228
Repurchases of common stock	(1,897)	(19)	(661)	—	(60,964)	—	(61,644)
Stock-based compensation	—	—	4,635	—	—	—	4,635
Balance at October 28, 2023	94,089	941	249,490	(98,962)	902,827	793	1,055,089
Foreign currency translation	—	—	—	12,538	—	—	12,538
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	47,703	(110)	47,593
Dividends declared	—	—	—	—	(23,591)	—	(23,591)
Common stock issued	103	1	1,844	—	—	—	1,845
Repurchases of common stock	(4,101)	(41)	(1,219)	—	(124,055)	—	(125,315)
Stock-based compensation	—	—	3,745	—	—	—	3,745
Balance at January 27, 2024	90,091	901	253,860	(86,163)	802,884	683	972,165
Foreign currency translation	—	—	—	(4,012)	—	—	(4,012)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	67,036	(95)	66,941
Dividends declared	—	—	—	—	(23,521)	—	(23,521)
Common stock issued	107	1	2,462	—	—	—	2,463
Repurchases of common stock	(497)	(5)	(119)	—	(14,916)	—	(15,040)
Stock-based compensation	—	—	2,476	—	—	—	2,476
Balance at April 27, 2024	89,701	$897	$258,679	$(89,915)	$831,483	$588	$1,001,732

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 27, 2024	89,701	$897	$258,679	$(89,915)	$831,483	$588	$1,001,732
Foreign currency translation	—	—	—	3,181	—	—	3,181
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	13,715	(76)	13,639
Dividends declared	—	—	—	—	(23,221)	—	(23,221)
Common stock issued	385	4	(752)	—	—	—	(748)
Repurchases of common stock	(1,940)	(20)	(403)	—	(49,980)	—	(50,403)
Stock-based compensation	—	—	8,060	—	—	—	8,060
Balance at July 27, 2024	88,146	$881	$265,584	$(86,473)	$771,997	$512	$952,501
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 27, 2024	July 29, 2023
Operating activities:
Net income	$13,639	$31,130
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	13,111	11,406
Amortization	9,639	9,627
Stock-based compensation	8,060	7,015
Non-cash losses (gains) and other, net	1,745	2,268
Change in assets and liabilities:
Receivables	(140,656)	(154,602)
Inventory	(65,292)	(114,323)
Accounts payable	(91,995)	(11,093)
Accrued liabilities	(22,698)	(21,715)
Other changes from operating activities, net	(10,523)	(13,079)
Net cash used in operating activities	(284,970)	(253,366)
Investing activities:
Additions to property and equipment and software	(13,507)	(17,087)
Collection of deferred purchase price receivables	271,834	242,013
Payments related to acquisitions, net of cash acquired	—	(1,108)
Net cash provided by investing activities	258,327	223,818
Financing activities:
Dividends paid	(23,312)	(25,432)
Repurchases of common stock	(50,000)	(29,508)
Payments on long-term debt	(750)	(750)
Draw on revolving credit	134,000	31,000
Other financing activities	(1,151)	1,574
Net cash provided by (used in) financing activities	58,787	(23,116)
Effect of exchange rate changes on cash	1,473	1,568
Net change in cash and cash equivalents	33,617	(51,096)
Cash and cash equivalents at beginning of period	114,462	159,669
Cash and cash equivalents at end of period	$148,079	$108,573

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$251,917	$226,957
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of July 27, 2024, and our results of operations and cash flows for the periods ended July 27, 2024 and July 29, 2023. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended July 27, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 26, 2025. These financial statements should be read in conjunction with the financial statements included in our 2024 Annual Report on Form 10-K filed on June 18, 2024.
The unaudited Condensed Consolidated Financial Statements include the assets and liabilities of PDC Funding Company, LLC ("PDC Funding"), PDC Funding Company II, LLC ("PDC Funding II"), PDC Funding Company III, LLC ("PDC Funding III") and PDC Funding Company IV, LLC ("PDC Funding IV"), which are our wholly owned subsidiaries and separate legal entities formed under Minnesota law. PDC Funding and PDC Funding II are fully consolidated special purpose entities established to sell customer installment sale contracts to unaffiliated financial institutions in the normal course of their business. PDC Funding III and PDC Funding IV are fully consolidated special purpose entities established to sell certain receivables to unaffiliated financial institutions. The assets of PDC Funding, PDC Funding II, PDC Funding III and PDC Funding IV would be available first and foremost to satisfy the claims of its creditors. There are no known creditors of PDC Funding, PDC Funding II, PDC Funding III or PDC Funding IV. The unaudited Condensed Consolidated Financial Statements also include the assets and liabilities of Technology Partner Innovations, LLC, which is further described in Note 8.
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2025 and 2024 represents the 13 weeks ended July 27, 2024 and July 29, 2023, respectively. Fiscal 2025 will include 52 weeks and fiscal 2024 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended
	July 27, 2024	July 29, 2023
(Loss) gain on interest rate swap agreements	$(3,755)	$6,775
Investment income and other	5,469	5,126
Other income, net	$1,714	$11,901
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $80 and $80 for the three months ended July 27, 2024 and July 29, 2023, respectively.
Earnings Per Share ("EPS")
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended
	July 27, 2024	July 29, 2023
Denominator for basic EPS – weighted average shares	88,127	95,544
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	518	646
Denominator for diluted EPS – weighted average shares	88,645	96,190
Potentially dilutive securities representing 1,041 shares for the three months ended July 27, 2024 and 1,066 shares for the three months ended July 29, 2023 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Receivables from vendors earned as a result of volume rebates and reimbursements for customer pricing contracts and promotions are recorded as a reduction of cost of sales in the period in which the related revenue is recognized. We estimate the vendor receivables earned but not received based on sales forecasts, transactional data and historical vendor collection trends.
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
We generally sell our customers’ financing contracts to unaffiliated financial institutions in the normal course of our business. These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We receive the proceeds of the contracts upon sale to financial institutions, with a portion of the proceeds held by the financial institutions as a deferred purchase price (DPP) as security against eventual performance of the portfolio. Customer financing net sales include the impact of changes in interest rates on DPP receivables, as the average interest rate in our contract portfolio may not fluctuate at the same rate as interest rate markets, resulting in an increase or reduction of gain on contract sales. We enter into an interest rate swap to hedge a portion of the related interest rate risk. These agreements do not qualify for hedge accounting, and the gains or losses on an interest rate swap are reported in other income and expense in our Condensed Consolidated Statements of Operation and Other Comprehensive Income.

Our financing business is described in further detail in Note 4 to the Condensed Consolidated Financial Statements.
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
Contract asset balances as of July 27, 2024 and April 27, 2024 were $951 and $1,373, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At July 27, 2024 and April 27, 2024, contract liabilities of $35,529 and $37,399 were reported in other accrued liabilities, respectively. During the three months ended July 27, 2024, we recognized $13,635 of the amount previously deferred at April 27, 2024.
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
Note 2. Acquisitions
During the first quarter of fiscal 2024, we used $1,108 to pay a holdback following our acquisition of substantially all of the assets of Miller Vet Holdings, LLC. The payment was due on the 24-month anniversary of the closing date.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of July 27, 2024, of which $200,000 was utilized.
We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of July 27, 2024 and April 27, 2024, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the Condensed Consolidated Balance Sheets were $373,714 and $400,626, respectively. Sales of trade receivables under this facility were $861,595 and $916,568, and cash collections from customers on receivables sold were $888,323 and $933,874 during the three months ended July 27, 2024 and July 29, 2023, respectively.
The DPP receivable is recorded at fair value within the Condensed Consolidated Balance Sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the Condensed Consolidated Statements of Operations and Other Comprehensive Income, we recorded losses of $3,509 and $3,424 during the three months ended July 27, 2024 and July 29, 2023, respectively, related to the Receivables.
The following rollforward summarizes the activity related to the DPP receivable:

	Three Months Ended
	July 27, 2024	July 29, 2023
Beginning DPP receivable balance	$198,827	$227,946
Non-cash additions to DPP receivable	227,759	216,112
Cash collections on DPP receivable	(254,646)	(233,798)
Ending DPP receivable balance	$171,940	$210,260
Note 4. Customer Financing
As a convenience to our customers, we offer several different financing alternatives, including a third party program and a Patterson-sponsored program. For the third party program, we act as a facilitator between the customer and the third party financing entity with no on-going involvement in the financing transaction. Under the Patterson-sponsored program, equipment purchased by creditworthy customers may be financed up to a maximum of $2,000. We generally sell our customers’ financing contracts to unaffiliated financial institutions in the normal course of our business. These financing arrangements are accounted for as a sale of assets under the provisions of ASC 860, Transfers and Servicing. We use a monthly unit of account for these financing contracts.
We operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at July 27, 2024 was $525,000.
We service the financing contracts for which we are paid a servicing fee. The servicing fees we receive are considered adequate compensation for services rendered. Accordingly, no servicing asset or liability has been recorded.
The portion of the purchase price for the receivables held by the conduits is deemed a DPP receivable, which is paid to PDC Funding as payments on the customers’ financing contracts are collected by Patterson from customers. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related receivables and recorded in net sales in the Condensed Consolidated Statements of Operations and Other Comprehensive Income. Expenses incurred related to customer financing activities are recorded in operating expenses in our Condensed Consolidated Statements of Operations and Other Comprehensive Income.
During the three months ended July 27, 2024 and July 29, 2023, we sold $78,881 and $83,873 of contracts under these arrangements, respectively. In net sales in the Condensed Consolidated Statements of Operations and Other Comprehensive Income, we recorded a gain of $6,681 and a loss of $8,927 during the three months ended July 27, 2024 and July 29, 2023, respectively, related to these contracts sold. Cash collections on financed receivables sold were $86,104 and $66,678 during the three months ended July 27, 2024 and July 29, 2023, respectively. Unamortized discounts of $1,507 and $3,097 were recorded as of July 27, 2024 and April 27, 2024, respectively, which represent subsidies on contracts with below-market interest rates.

Included in cash and cash equivalents in the Condensed Consolidated Balance Sheets are $31,330 and $33,813 as of July 27, 2024 and April 27, 2024, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the Condensed Consolidated Balance Sheets are $12,099 and $74,430 as of July 27, 2024 and April 27, 2024, respectively, of finance contracts we have not yet sold. A total of $583,688 of finance contracts receivable sold under the arrangements was outstanding at July 27, 2024. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Three Months Ended
	July 27, 2024	July 29, 2023
Beginning DPP receivable balance	$114,259	$102,979
Non-cash additions to DPP receivable	24,158	10,845
Cash collections on DPP receivable	(17,188)	(8,215)
Ending DPP receivable balance	$121,229	$105,609
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at July 27, 2024.
Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.
The interest rate cap agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of July 27, 2024, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2032. We sold an identical interest rate cap to the same bank.
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
As of April 27, 2024, the remaining notional amount for interest rate swap agreements was $565,420, with the latest maturity date in fiscal 2031. During the three months ended July 27, 2024, we entered into forward interest rate swap agreements with a notional amount of $71,587. As of July 27, 2024, the remaining notional amount for interest rate swap agreements was $578,711, with the latest maturity date in fiscal 2032.
Net cash receipts of $3,215 and $3,653 were received during the three months ended July 27, 2024 and July 29, 2023, respectively, to settle a portion of our assets and liabilities related to interest rate swap agreements. These receipts are reflected as cash flows in the Condensed Consolidated Statements of Cash Flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the Condensed Consolidated Balance Sheets:

Derivative type	Classification	July 27, 2024	April 27, 2024
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$3,710	$5,781
Interest rate contracts	Other non-current assets, net	16,815	21,193
Total asset derivatives		$20,525	$26,974
Liabilities:
Interest rate contracts	Other accrued liabilities	$621	$259
Interest rate contracts	Other non-current liabilities	13,358	13,198
Total liability derivatives		$13,979	$13,457
The following tables present the pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Operations and Other Comprehensive Income:

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	July 27, 2024	July 29, 2023
Interest rate contracts	Interest expense	$(341)	$(341)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	July 27, 2024	July 29, 2023
Interest rate contracts	Other income, net	$(3,755)	$6,775
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three months ended July 27, 2024 or July 29, 2023.
We recorded no ineffectiveness during the three month periods ended July 27, 2024 and July 29, 2023. As of July 27, 2024, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $909, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	July 27, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,131	$5,131	$—	$—
DPP receivable - receivables securitization program	171,940	—	—	171,940
DPP receivable - customer financing	121,229	—	—	121,229
Derivative instruments	20,525	—	20,525	—
Total assets	$318,825	$5,131	$20,525	$293,169
Liabilities:
Derivative instruments	$13,979	$—	$13,979	$—

	April 27, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,685	$4,685	$—	$—
DPP receivable - receivables securitization program	198,827	—	—	198,827
DPP receivable - customer financing	114,259	—	—	114,259
Derivative instruments	26,974	—	26,974	—
Total assets	$344,745	$4,685	$26,974	$313,086
Liabilities:
Derivative instruments	$13,457	$—	$13,457	$—
Cash equivalents – We value cash equivalents at their current market rates. The carrying value of cash equivalents approximates fair value and maturities are less than three months.
DPP receivable – receivables securitization program – We value this DPP receivable based on a discounted cash flow analysis using unobservable inputs, which include the estimated timing of payments and the credit quality of the underlying creditor. Significant changes in any of the significant unobservable inputs in isolation would not result in a materially different fair value estimate. The interrelationship between these inputs is insignificant.
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
We have an investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians. The investment was valued based on the selling price of the portion of the investment we sold in the first quarter of fiscal 2022. The carrying value of the investment we owned following this sale was $56,849 and $56,849 as of July 27, 2024 and April 27, 2024, respectively. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that will allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. The carrying value of this put option, which is subject to a floor, as of July 27, 2024 is $25,757, and is reported within investments in our Condensed Consolidated Balance Sheets. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder that would allow such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. In the first quarter of fiscal 2025, the three-month exercise window opened for the option that could require Patterson to sell its investment in Vetsource. There were no fair value adjustments to such assets during the three months ended July 27, 2024.
Our debt is not measured at fair value in the Condensed Consolidated Balance Sheets. The estimated fair value of our debt as of July 27, 2024 and April 27, 2024 was $449,140 and $448,287, respectively, as compared to a carrying value of $451,028 and $451,661 at July 27, 2024 and April 27, 2024, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at July 27, 2024 and April 27, 2024.
Note 7. Income Taxes
The effective income tax rate for the three months ended July 27, 2024 was 23.6% compared to 23.3% for the three months ended July 29, 2023. The change in the rate was primarily due to larger excess tax benefits on stock compensation in the prior year quarter, offset by an income tax reserve adjustment in the current year quarter.
The Organization for Economic Cooperation and Development (“OECD”) has published a framework to implement a global minimum income tax rate of 15% through its Base Erosion and Profit Shifting Pillar Two project (“BEPS Pillar Two”). This new legislation became effective in certain countries where the Company operates starting in fiscal 2025. We continue to evaluate the impact of this new legislation. At this time, we do not expect the impact of this legislation to be material to our effective tax rate.
Note 8. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Since TPI was formed, there have been no changes in ownership interests. No additional net assets were contributed during the three months ended July 27, 2024 or fiscal year ended April 27, 2024. As of July 27, 2024, we had noncontrolling interests of $512 on our Condensed Consolidated Balance Sheets.
Net loss attributable to the noncontrolling interest was $76 and $104 for the three months ended July 27, 2024 and July 29, 2023, respectively.
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

The following table provides a breakdown of sales by geographic region:

	Three Months Ended
	July 27, 2024	July 29, 2023
Consolidated net sales
United States	$1,261,866	$1,291,371
United Kingdom	195,046	191,611
Canada	84,830	93,763
Total	$1,541,742	$1,576,745
Dental net sales
United States	$498,957	$510,250
Canada	51,400	57,050
Total	$550,357	$567,300
Animal Health net sales
United States	$753,937	$782,666
United Kingdom	195,046	191,611
Canada	33,430	36,713
Total	$982,413	$1,010,990
Corporate net sales
United States	$8,972	$(1,545)
Total	$8,972	$(1,545)

The following table provides a breakdown of sales by categories of products and services:

	Three Months Ended
	July 27, 2024	July 29, 2023
Consolidated net sales
Consumable	$1,278,413	$1,315,725
Equipment	159,286	163,971
Value-added services and other	104,043	97,049
Total	$1,541,742	$1,576,745
Dental net sales
Consumable	$344,117	$352,047
Equipment	133,858	137,549
Value-added services and other	72,382	77,704
Total	$550,357	$567,300
Animal Health net sales
Consumable	$934,296	$963,678
Equipment	25,428	26,422
Value-added services and other	22,689	20,890
Total	$982,413	$1,010,990
Corporate net sales
Value-added services and other	$8,972	$(1,545)
Total	$8,972	$(1,545)
The following table provides a breakdown of operating income (loss) by reportable segment:

	Three Months Ended
	July 27, 2024	July 29, 2023
Operating income (loss)
Dental	$27,058	$38,670
Animal Health	25,367	29,693
Corporate	(23,056)	(30,141)
Total	$29,369	$38,222
The following table provides a breakdown of total assets by reportable segment:

	July 27, 2024	April 27, 2024
Total assets
Dental	$911,350	$913,478
Animal Health	1,611,533	1,568,413
Corporate	351,875	414,841
Total	$2,874,758	$2,896,732
Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL during the three months ended July 27, 2024:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 27, 2024	$(1,370)	$(88,545)	$(89,915)
Other comprehensive loss before reclassifications	—	3,181	3,181
Amounts reclassified from AOCL	261	—	261
AOCL at July 27, 2024	$(1,109)	$(85,364)	$(86,473)
The amounts reclassified from AOCL during the three months ended July 27, 2024 include gains and losses on cash flow hedges, net of taxes of $80. The impact to the Condensed Consolidated Statements of Operations and Other Comprehensive Income was an increase to interest expense of $341 for the three months ended July 27, 2024.
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

Note 12. Subsequent Event
During the second quarter of fiscal 2025, we acquired Infusion Concepts Limited, a U.K. market leader in the supply of high-performance infusion, drainage and critical care products that benefit the veterinary profession and their animal patients. This strategic purchase expands the portfolio with high-quality products for veterinary customers. The base purchase price at closing, net of cash acquired, was £4,278, or approximately $5,500, and was funded with existing cash. This includes a holdback of £1,120, which will be paid in part on the 15-month anniversary of the closing date with the remainder on the 24-month anniversary of the closing date.

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
Any number of factors could affect our actual results and cause such results to differ materially from those contemplated by any forward-looking statements, including, but not limited to, the following: our dependence on suppliers to manufacture and supply substantially all of the products we sell; potential disruption of distribution capabilities, including service issues with third-party shippers; our dependence on relationships with sales representatives and service technicians to retain customers and develop business; risks of selling private label products, including the risk of adversely affecting our relationships with suppliers; adverse changes in supplier rebates or other purchasing incentives; the risk of technological and market obsolescence for the products we sell; the risk of failing to innovate and develop new and enhanced software and e-services products; our dependence on positive perceptions of Patterson’s reputation; risks associated with illicit human use of pharmaceutical products we distribute; risks inherent in acquiring and disposing of assets or other businesses and risks inherent in integrating acquired businesses; turnover or loss of key personnel or highly skilled employees; risks associated with information systems, software products and cyber-security attacks; risks inherent in our growing use of AI systems to automate processes and analyze data; adverse impacts of wide-spread public health concerns as we experienced with the COVID-19 pandemic and may experience in the future; risks related to climate change; our ability to comply with restrictive covenants and other limits in our credit agreement; the risk that our governing documents and Minnesota law may discourage takeovers and business combinations; the effects of the highly competitive dental and animal health supply markets in which we compete; the effects of consolidation within the dental and animal health supply markets; risks from the formation or expansion of GPOs, provider networks and buying groups that may place us at a competitive disadvantage; exposure to the risks of the animal production business, including changing consumer demand, the cyclical livestock market, weather conditions, the availability of natural resources and other factors outside our control, and the risks of the companion animal business, including the possibility of disease adversely affecting the pet population; exposure to the risks of the health care industry, including changes in demand due to political, economic and regulatory influences and other factors outside our control; increases in over-the-counter sales and e-commerce options; risks of litigation and government inquiries and investigations, including the diversion of management’s attention, the cost of defending against such actions, the possibility of damage awards or settlements, fines or penalties, or equitable remedies (including but not limited to the revocation of or non-renewal of licenses) and inherent uncertainty; failure to comply with health care fraud or other laws and regulations; change and uncertainty in the health care industry; failure to comply with existing or future U.S. or foreign laws and regulations including those governing the distribution of pharmaceuticals and controlled substances; failure to comply with evolving data privacy laws and regulations; tax legislation; risks inherent in international operations, including currency fluctuations; and uncertain macro-economic conditions, including inflationary pressures.
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
OVERVIEW
Our financial information for the first three months of fiscal 2025 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The first quarter of fiscal 2025 and 2024 represents the 13 weeks ended July 27, 2024 and July 29, 2023, respectively. Fiscal 2025 will include 52 weeks and fiscal 2024 included 52 weeks.
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

FACTORS AFFECTING OUR RESULTS
Macro-economic conditions. We are impacted by various conditions that create uncertainty in our macro-economic environment. Cost inflation and rising interest rates may affect our customer's willingness to invest in capital equipment and could impact our customers' volume of purchases. Interest expense on variable rate indebtedness increased due to rising interest rates. Cost inflation increased certain operating costs, and Patterson has implemented price increases in response; however, cost inflation did not materially impact our net results of operations. We continue to monitor recovery from the disruption of the COVID-19 pandemic. The deflationary impacts on PPE have softened as the supply chain and demand for PPE stabilized.
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
Change Healthcare cyber attack. Change Healthcare, a subsidiary of UnitedHealth Group and the largest clearinghouse for medical claims in the U.S., was the subject of a cyberattack in February 2024, which resulted in many dental practices being unable to process insurance claims. Many of our practice management software solutions incorporated a fee-based integration with Change Healthcare for claims management. During the outage, Patterson suspended payment for that service, which impacted the net sales and gross profit of our Dental segment. This outage negatively impacted our business in the fourth quarter of fiscal 2024, continues to affect our business, and has generated litigation. We onboarded a new provider that has a variety of capabilities including, without limitation, insurance claim reimbursement assistance. We have filed a claim with our business interruption insurance provider for losses incurred related to this attack and are actively pursuing reimbursement under our policy coverage.
RESULTS OF OPERATIONS
QUARTER ENDED July 27, 2024 COMPARED TO QUARTER ENDED July 29, 2023
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	July 27, 2024	July 29, 2023
Net sales	100.0%	100.0%
Cost of sales	79.7	79.8
Gross profit	20.3	20.2
Operating expenses	18.4	17.8
Operating income	1.9	2.4
Other income (expense)	(0.7)	0.2
Income before taxes	1.2	2.6
Income tax expense	0.3	0.6
Net income	0.9	2.0
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	0.9%	2.0%
Net Sales. Consolidated net sales for the three months ended July 27, 2024 were $1,541.7 million, a decrease of 2.2% from $1,576.7 million for the three months ended July 29, 2023. Foreign exchange rate changes had an unfavorable impact of 0.1% on current quarter net sales.
Dental segment net sales for the three months ended July 27, 2024 were $550.4 million, a decrease of 3.0% from $567.3 million for the three months ended July 29, 2023. Foreign exchange rate changes had an unfavorable impact of 0.2% on current quarter net sales. Current quarter net sales of consumables decreased 2.3%, net sales of equipment decreased 2.7%, and net sales of value-added services and other decreased 6.8%. The decrease in net sales of value-added services was primarily due to the negative impact of the cybersecurity attack on Change Healthcare.
Animal Health segment net sales for the three months ended July 27, 2024 were $982.4 million, a decrease of 2.8% from $1,011.0 million for the three months ended July 29, 2023. Foreign exchange rate changes had no significant impact on current quarter net sales. Current quarter net sales of consumables decreased 3.0%, net sales of equipment decreased 3.8%, and net sales of value-added services and other increased 8.6%.
Gross Profit. The consolidated gross profit margin rate for the three months ended July 27, 2024 increased 10 basis points to 20.3%. The increase in gross margin rate was primarily driven by the Corporate segment. The Corporate segment gross profit included the favorable impacts of interest rate changes on our customer financing portfolio in the current quarter. This interest rate impact was partially offset by a loss on associated interest rate swap agreements, which is reflected in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income. Excluding the favorable impacts of interest rate changes on our customer financing portfolio, gross margin rates declined in our Dental and Animal Health businesses as compared to the prior year quarter.
Operating Expenses. Consolidated operating expenses for the three months ended July 27, 2024 were $283.2 million, a 0.9% increase from the prior year quarter of $280.8 million. The consolidated operating expense ratio of 18.4% increased 60 basis points from the prior year quarter. The increase in operating expenses was driven primarily by investments in technology.
Operating Income. For the three months ended July 27, 2024, operating income was $29.4 million, or 1.9% of net sales, as compared to $38.2 million, or 2.4% of net sales for the three months ended July 29, 2023. The decrease in operating income was driven primarily by lower net sales and gross margins and, to a lesser extent, continued investments in technology.
Dental segment operating income was $27.1 million and $38.7 million for the three months ended July 27, 2024 and July 29, 2023, respectively. The decrease in operating income was primarily due to lower net sales as compared to the prior year quarter and investments in technology.
Animal Health segment operating income was $25.4 million and $29.7 million for the three months ended July 27, 2024, and July 29, 2023, respectively. The decrease in operating income was primarily driven by lower sales as compared to the prior year quarter, partially offset by expense management initiatives.
Corporate segment operating loss was $23.1 million and $30.1 million for the three months ended July 27, 2024 and July 29, 2023, respectively. The change was primarily attributable to an increase in favorable impacts of interest rate changes on our customer financing portfolio in the current year quarter, partially offset by an increase in operating expenses. This interest rate impact was partially offset by a loss on associated interest rate swap agreements, which is reflected in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Other Income (Expense). Net other income (expense) reflected expense of $11.5 million and $2.4 million for the three months ended July 27, 2024 and July 29, 2023, respectively. The change was primarily due to a loss on interest rate swaps of $3.8 million during the three months ended July 27, 2024 compared to a gain of $6.8 million in the prior year quarter. An increase in interest expense also contributed to the change, driven by an increase in total debt outstanding as compared to the prior year quarter.
Income Tax Expense. The effective income tax rate for the three months ended July 27, 2024 was 23.6%, compared to 23.3% for the three months ended July 29, 2023. The change in the rate was primarily due to larger excess tax benefits on stock compensation in the prior year quarter, offset by an income tax reserve adjustment in the current year quarter.
The Organization for Economic Cooperation and Development (“OECD”) has published a framework to implement a global minimum income tax rate of 15% through its Base Erosion and Profit Shifting Pillar Two project (“BEPS Pillar Two”). This new legislation became effective in certain countries where the Company operates starting in fiscal 2025. We continue to evaluate the impact of this new legislation. At this time, we do not expect the impact of this legislation to be material to our effective tax rate.

Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the three months ended July 27, 2024 was $13.7 million, compared to $31.2 million for the three months ended July 29, 2023. Earnings per diluted share were $0.15 in the current quarter compared to $0.32 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 88.6 million, compared to 96.2 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $285.0 million and $253.4 million for the three months ended July 27, 2024 and July 29, 2023, respectively. Net cash used in operating activities for the three months ended July 27, 2024 was primarily driven by the impact of our Receivables Securitization Program, an increase in working capital and a reduction to net income as compared to the prior year period.
Net cash provided by investing activities was $258.3 million and $223.8 million for the three months ended July 27, 2024 and July 29, 2023, respectively. Collections of DPP receivables were $271.8 million and $242.0 million for the three months ended July 27, 2024 and July 29, 2023, respectively. Capital expenditures were $13.5 million and $17.1 million during the three months ended July 27, 2024 and July 29, 2023, respectively. We expect to use a total of approximately $60.0 million for capital expenditures in fiscal 2025.
Net cash provided by financing activities for the three months ended July 27, 2024 was $58.8 million, driven by $134.0 million attributed to draws on our revolving line of credit, partially offset by $50.0 million for share repurchases and $23.3 million for dividend payments. Net cash used in financing activities for the three months ended July 29, 2023 was $23.1 million, driven primarily by dividend payments of $25.4 million and share repurchases of $29.5 million, partially offset by $31.0 million attributed to draws on our revolving line of credit.
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
As of July 27, 2024, $294.8 million was outstanding under the Amended Credit Agreement term loan at an interest rate of 6.45%, and $320.0 million was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 6.43%. As of April 27, 2024, $295.5 million was outstanding under the Credit Agreement term loan at an interest rate of 6.54%, and $186.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 6.53%.
We expect the collection of deferred purchase price receivables, existing cash balances and credit availability under existing debt facilities, less our funds used in operations, will be sufficient to meet our working capital needs and to finance our business over the remainder of fiscal 2025.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2024 Annual Report on Form 10-K filed June 18, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 27, 2024. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 27, 2024.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 11, 2024, the Board of Directors authorized a $500 million share repurchase program through March 16, 2027. As of July 27, 2024 there was $450.0 million remaining under the stock repurchase program.
The following table presents activity under the stock repurchase program during the first quarter of fiscal 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 28, 2024 to May 25, 2024	1,939,890	$25.77	1,939,890	$450,000,014
May 26, 2024 to June 22, 2024	—	—	—	450,000,014
June 23, 2024 to July 27, 2024	—	—	—	450,000,014
	1,939,890	$25.77	1,939,890	$450,000,014
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
During the three months ended July 27, 2024, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement and none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Transition and Separation Agreement by and between Patterson Companies, Inc. and Tim E. Rogan, dated May 10, 2024 (incorporated by reference to our Current Report on Form 8-K, filed May 10, 2024 (File No. 000-20572)).

10.2
Third Amended and Restated Receivables Purchase Agreement dated as of December 3, 2010, among PDC Funding Company, LLC, as seller, Patterson Companies, Inc., as servicer, the conduits party thereto, the financial institutions party thereto, the purchaser agents party thereto, and MUFG Bank, Ltd. (f.k.a. The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as agent, conformed through Amendment 27, dated July 26, 2024 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended July 27, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended July 27, 2024 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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
All other items under Part II have been omitted because they are inapplicable or the answers are negative, or were previously reported in the 2024 Annual Report on Form 10-K filed June 18, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON COMPANIES, INC.
(Registrant)

Dated: August 28, 2024	By:	/s/ Kevin M. Barry
Kevin M. Barry
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)