Form 10-Q
period 2024-10-26
PATTERSON COMPANIES, INC.
filed 2024-12-05
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 26, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 19, 2024, there were 88,316,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	October 26, 2024	April 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$157,935	$114,462
Receivables, net of allowance for doubtful accounts of $3,847 and $2,731	532,038	547,287
Inventory, net	823,689	782,898
Prepaid expenses and other current assets	328,355	334,116
Total current assets	1,842,017	1,778,763
Property and equipment, net	225,354	229,081
Operating lease right-of-use assets, net	124,881	122,295
Long-term receivables, net	118,702	129,876
Goodwill	160,084	156,328
Identifiable intangibles, net	181,158	193,261
Investments	85,962	166,320
Other non-current assets, net	107,444	120,808
Total assets	$2,845,602	$2,896,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$731,259	$745,375
Accrued payroll expense	53,010	78,211
Other accrued liabilities	167,302	167,399
Operating lease liabilities	33,865	32,815
Current maturities of long-term debt	125,000	122,750
Borrowings on revolving credit	234,000	186,000
Total current liabilities	1,344,436	1,332,550
Long-term debt	325,396	328,911
Non-current operating lease liabilities	94,294	92,464
Other non-current liabilities	118,027	141,075
Total liabilities	1,882,153	1,895,000
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 88,317 and 89,701 shares issued and outstanding	883	897
Additional paid-in capital	271,956	258,679
Accumulated other comprehensive loss	(85,369)	(89,915)
Retained earnings	775,540	831,483
Total Patterson Companies, Inc. stockholders' equity	963,010	1,001,144
Noncontrolling interests	439	588
Total stockholders’ equity	963,449	1,001,732
Total liabilities and stockholders’ equity	$2,845,602	$2,896,732
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Net sales	$1,674,375	$1,652,772	$3,216,117	$3,229,517
Cost of sales	1,346,283	1,313,746	2,575,416	2,571,436
Gross profit	328,092	339,026	640,701	658,081
Operating expenses	290,456	282,123	573,696	562,956
Operating income	37,636	56,903	67,005	95,125
Other income (expense):
Other income, net	9,705	7,096	11,419	18,997
Interest expense	(11,798)	(10,642)	(25,021)	(20,154)
Income before taxes	35,543	53,357	53,403	93,968
Income tax expense	8,847	13,502	13,068	22,983
Net income	26,696	39,855	40,335	70,985
Net loss attributable to noncontrolling interests	(73)	(103)	(149)	(207)
Net income attributable to Patterson Companies, Inc.	$26,769	$39,958	$40,484	$71,192
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.30	$0.42	$0.46	$0.75
Diluted	$0.30	$0.42	$0.46	$0.74
Weighted average shares:
Basic	88,158	94,710	88,142	95,127
Diluted	88,663	95,156	88,724	95,722
Comprehensive income:
Net income	$26,696	$39,855	$40,335	$70,985
Foreign currency translation gain	844	(17,589)	4,025	(10,221)
Cash flow hedges, net of tax	260	260	521	521
Comprehensive income	$27,800	$22,526	$44,881	$61,285
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 29, 2023	96,350	$964	$233,706	$(89,262)	$972,127	$1,000	$1,118,535
Foreign currency translation	—	—	—	7,368	—	—	7,368
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	31,234	(104)	31,130
Dividends declared ($0.26 per common share)	—	—	—	—	(25,134)	—	(25,134)
Common stock issued	565	5	1,569	—	—	—	1,574
Repurchases of common stock	(1,109)	(11)	—	—	(29,497)	—	(29,508)
Stock-based compensation	—	—	7,015	—	—	—	7,015
Balance at July 29, 2023	95,806	958	242,290	(81,633)	948,730	896	1,111,241
Foreign currency translation	—	—	—	(17,589)	—	—	(17,589)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	39,958	(103)	39,855
Dividends declared ($0.26 per common share)	—	—	—	—	(24,897)	—	(24,897)
Common stock issued	180	2	3,226	—	—	—	3,228
Repurchases of common stock	(1,897)	(19)	(661)	—	(60,964)	—	(61,644)
Stock-based compensation	—	—	4,635	—	—	—	4,635
Balance at October 28, 2023	94,089	941	249,490	(98,962)	902,827	793	1,055,089
Foreign currency translation	—	—	—	12,538	—	—	12,538
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	47,703	(110)	47,593
Dividends declared ($0.26 per common share)	—	—	—	—	(23,591)	—	(23,591)
Common stock issued	103	1	1,844	—	—	—	1,845
Repurchases of common stock	(4,101)	(41)	(1,219)	—	(124,055)	—	(125,315)
Stock-based compensation	—	—	3,745	—	—	—	3,745
Balance at January 27, 2024	90,091	901	253,860	(86,163)	802,884	683	972,165
Foreign currency translation	—	—	—	(4,012)	—	—	(4,012)
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	67,036	(95)	66,941
Dividends declared ($0.26 per common share)	—	—	—	—	(23,521)	—	(23,521)
Common stock issued	107	1	2,462	—	—	—	2,463
Repurchases of common stock	(497)	(5)	(119)	—	(14,916)	—	(15,040)
Stock-based compensation	—	—	2,476	—	—	—	2,476
Balance at April 27, 2024	89,701	$897	$258,679	$(89,915)	$831,483	$588	$1,001,732

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 27, 2024	89,701	$897	$258,679	$(89,915)	$831,483	$588	$1,001,732
Foreign currency translation	—	—	—	3,181	—	—	3,181
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	13,715	(76)	13,639
Dividends declared ($0.26 per common share)	—	—	—	—	(23,221)	—	(23,221)
Common stock issued	385	4	(752)	—	—	—	(748)
Repurchases of common stock	(1,940)	(20)	(403)	—	(49,980)	—	(50,403)
Stock-based compensation	—	—	8,060	—	—	—	8,060
Balance at July 27, 2024	88,146	881	265,584	(86,473)	771,997	512	952,501
Foreign currency translation	—	—	—	844	—	—	844
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	26,769	(73)	26,696
Dividends declared ($0.26 per common share)	—	—	—	—	(23,226)	—	(23,226)
Common stock issued	171	2	1,968	—	—	—	1,970
Repurchases of common stock	—	—	32	—	—	—	32
Stock-based compensation	—	—	4,372	—	—	—	4,372
Balance at October 26, 2024	88,317	$883	$271,956	$(85,369)	$775,540	$439	$963,449
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 26, 2024	October 28, 2023
Operating activities:
Net income	$40,335	$70,985
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	26,272	23,583
Amortization	19,368	19,253
Stock-based compensation	12,432	11,650
Non-cash (gains) losses and other, net	(9,369)	3,166
Change in assets and liabilities:
Receivables	(455,290)	(487,186)
Inventory	(36,665)	(67,416)
Accounts payable	(20,864)	(30,911)
Accrued liabilities	(28,918)	(24,908)
Other changes from operating activities, net	(5,976)	(3,492)
Net cash used in operating activities	(458,675)	(485,276)
Investing activities:
Additions to property and equipment and software	(26,195)	(33,467)
Collection of deferred purchase price receivables	497,029	489,452
Payments related to acquisitions, net of cash acquired	(7,897)	(1,108)
Sale of investment	86,408	—
Net cash provided by investing activities	549,345	454,877
Financing activities:
Dividends paid	(46,219)	(50,331)
Repurchases of common stock	(50,000)	(90,491)
Payments on long-term debt	(1,500)	(1,500)
Draw on revolving credit	48,000	125,000
Other financing activities	850	4,141
Net cash used in financing activities	(48,869)	(13,181)
Effect of exchange rate changes on cash	1,672	(2,203)
Net change in cash and cash equivalents	43,473	(45,783)
Cash and cash equivalents at beginning of period	114,462	159,669
Cash and cash equivalents at end of period	$157,935	$113,886

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$474,743	$465,058
See accompanying notes

PATTERSON COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, except per share amounts, and shares in thousands)
(Unaudited)

Note 1. General
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of October 26, 2024, and our results of operations and cash flows for the periods ended October 26, 2024 and October 28, 2023. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended October 26, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 26, 2025. These financial statements should be read in conjunction with the financial statements included in our 2024 Annual Report on Form 10-K filed on June 18, 2024.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2025 and 2024 represents the 13 weeks ended October 26, 2024 and October 28, 2023, respectively. Fiscal 2025 will include 52 weeks and fiscal 2024 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Gain on investment	$3,803	$—	$3,803	$—
(Loss) gain on interest rate swap agreements	(724)	2,786	(4,479)	9,561
Investment income and other	6,626	4,310	12,095	9,436
Other income, net	$9,705	$7,096	$11,419	$18,997
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $81 and $81 for the three months ended October 26, 2024 and October 28, 2023, respectively. The income tax expense related to cash flow hedges was $161 and $161 for the six months ended October 26, 2024 and October 28, 2023, respectively.

Earnings Per Share ("EPS")
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Denominator for basic EPS – weighted average shares	88,158	94,710	88,142	95,127
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	505	446	582	595
Denominator for diluted EPS – weighted average shares	88,663	95,156	88,724	95,722
Potentially dilutive securities representing 2,233 and 1,321 shares for the three and six months ended October 26, 2024 and 1,427 and 1,299 shares for the three and six months ended October 28, 2023 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of October 26, 2024 and April 27, 2024 were $2,012 and $1,373, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs. At October 26, 2024 and April 27, 2024, contract liabilities of $36,284 and $37,399 were reported in other accrued liabilities, respectively. Contract liabilities are recognized as revenue when the performance obligation has been performed, which primarily occurs during the subsequent 12 months. During the six months ended October 26, 2024, we recognized $21,121 of the amount previously deferred at April 27, 2024.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires new disclosures of additional disaggregation of certain expense captions into specific categories. The new standard is effective for annual disclosures in fiscal year 2028 and interim disclosures in fiscal year 2029, with early adoption permitted. We currently are evaluating the impact of adopting this pronouncement.
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU requires additional disclosures related to rate reconciliation and income taxes paid. The new standard is effective for annual disclosures in fiscal year 2026, with early adoption permitted. We currently are evaluating the impact of adopting this pronouncement.
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
Note 2. Acquisitions
During the second quarter of fiscal 2025, we acquired Infusion Concepts Limited, a U.K. market leader in the supply of high-performance infusion, drainage and critical care products that benefit the veterinary profession and their animal patients. This strategic purchase expands the portfolio with high-quality products for veterinary customers. Also during the second quarter of fiscal 2025, we acquired substantially all of the assets of Mountain Vet Supply, a regional production animal veterinary distributor in the U.S. The benefits of the purchase include an established over-the-counter retail location which we will leverage with our existing infrastructure and distribution network.

The total purchase price for these acquisitions is $9,876, which includes holdbacks of $1,979 that will be paid within 18 months of the respective closing dates. As of the acquisition dates, we have recorded $6,841 of identifiable intangibles, $3,913 of goodwill and net tangible liabilities of $878 in our Consolidated Balance Sheets related to these acquisitions. A portion of the goodwill is deductible for income tax purposes. Goodwill was recorded within the Animal Health segment and represents the expected benefit of integrating these value-added platforms with our existing operations. We have included their results of operations in our financial statements since the date of acquisition within the Animal Health segment. The accounting for these acquisitions is not complete because certain information and analysis that may impact our initial valuations are still being obtained or reviewed. The acquisitions were not deemed significant and did not materially impact our financial statements, and, therefore, pro forma results are not provided.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of October 26, 2024, of which $200,000 was utilized.
We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of October 26, 2024 and April 27, 2024, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the Condensed Consolidated Balance Sheets were $381,826 and $400,626, respectively. Sales of trade receivables under this facility were $1,742,720 and $1,824,520, and cash collections from customers on receivables sold were $1,761,226 and $1,850,208 during the six months ended October 26, 2024 and October 28, 2023, respectively.
The DPP receivable is recorded at fair value within the Condensed Consolidated Balance Sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the Condensed Consolidated Statements of Operations and Other Comprehensive Income, we recorded losses of $3,876 and $3,736 during the three months ended October 26, 2024 and October 28, 2023, respectively, and $7,385 and $7,160 during the six months ended October 26, 2024 and October 28, 2023, respectively, related to the Receivables.
The following rollforward summarizes the activity related to the DPP receivable:

	Six Months Ended
	October 26, 2024	October 28, 2023
Beginning DPP receivable balance	$198,827	$227,946
Non-cash additions to DPP receivable	443,307	445,567
Cash collections on DPP receivable	(460,894)	(471,511)
Ending DPP receivable balance	$181,240	$202,002

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
We operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at October 26, 2024 was $525,000.
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
During the six months ended October 26, 2024 and October 28, 2023, we sold $108,672 and $115,266 of contracts under these arrangements, respectively. In net sales in the Condensed Consolidated Statements of Operations and Other Comprehensive Income, we recorded a gain of $3,164 and a loss of $3,953 during the three months ended October 26, 2024 and October 28, 2023, respectively, related to these contracts sold. In net sales in the Condensed Consolidated Statements of Operations and Other Comprehensive Income, we recorded a gain of $9,845 and a loss of $12,880 during the six months ended October 26, 2024 and October 28, 2023, respectively, related to these contracts sold. Cash collections on financed receivables sold were $168,139 and $141,353 during the six months ended October 26, 2024 and October 28, 2023, respectively. Unamortized discounts of $3,011 and $3,097 were recorded as of October 26, 2024 and April 27, 2024, respectively, which represent subsidies on contracts with below-market interest rates.
Included in cash and cash equivalents in the Condensed Consolidated Balance Sheets are $31,149 and $33,813 as of October 26, 2024 and April 27, 2024, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the Condensed Consolidated Balance Sheets are $56,297 and $74,430 as of October 26, 2024 and April 27, 2024, respectively, of finance contracts we have not yet sold. A total of $539,182 of finance contracts receivable sold under the arrangements was outstanding at October 26, 2024. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Six Months Ended
	October 26, 2024	October 28, 2023
Beginning DPP receivable balance	$114,259	$102,979
Non-cash additions to DPP receivable	31,436	19,491
Cash collections on DPP receivable	(36,135)	(17,941)
Ending DPP receivable balance	$109,560	$104,529
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at October 26, 2024.

Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.
The interest rate cap agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of October 26, 2024, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2032. We sold an identical interest rate cap to the same bank.
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
As of April 27, 2024, the remaining notional amount for interest rate swap agreements was $565,420, with the latest maturity date in fiscal 2031. During the six months ended October 26, 2024, we entered into forward interest rate swap agreements with a notional amount of $102,444. As of October 26, 2024, the remaining notional amount for interest rate swap agreements was $536,867, with the latest maturity date in fiscal 2032.
Net cash receipts of $6,115 and $7,244 were received during the six months ended October 26, 2024 and October 28, 2023, respectively, to settle a portion of our assets and liabilities related to interest rate swap agreements. These receipts are reflected as cash flows in the Condensed Consolidated Statements of Cash Flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the Condensed Consolidated Balance Sheets:

Derivative type	Classification	October 26, 2024	April 27, 2024
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$2,654	$5,781
Interest rate contracts	Other non-current assets, net	5,908	21,193
Total asset derivatives		$8,562	$26,974
Liabilities:
Interest rate contracts	Other accrued liabilities	$796	$259
Interest rate contracts	Other non-current liabilities	4,844	13,198
Total liability derivatives		$5,640	$13,457

The following tables present the pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Operations and Other Comprehensive Income:

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Interest rate contracts	Interest expense	$(341)	$(341)	$(682)	$(682)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Interest rate contracts	Other income, net	$(724)	$2,786	$(4,479)	$9,561
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and six months ended October 26, 2024 or October 28, 2023.
We recorded no ineffectiveness during the three and six month periods ended October 26, 2024 and October 28, 2023. As of October 26, 2024, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $568, which will be recorded as an increase to interest expense.
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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	October 26, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,346	$14,346	$—	$—
DPP receivable - receivables securitization program	181,240	—	—	181,240
DPP receivable - customer financing	109,560	—	—	109,560
Derivative instruments	8,562	—	8,562	—
Total assets	$313,708	$14,346	$8,562	$290,800
Liabilities:
Derivative instruments	$5,640	$—	$5,640	$—

	April 27, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,685	$4,685	$—	$—
DPP receivable - receivables securitization program	198,827	—	—	198,827
DPP receivable - customer financing	114,259	—	—	114,259
Derivative instruments	26,974	—	26,974	—
Total assets	$344,745	$4,685	$26,974	$313,086
Liabilities:
Derivative instruments	$13,457	$—	$13,457	$—
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
We had an investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians. The investment was valued based on the selling price of the portion of the investment we sold in the first quarter of fiscal 2022. The carrying value of the investment was $56,849 as of April 27, 2024. Concurrent with the sale completed in the first quarter of fiscal 2022, we obtained rights that would allow us, under certain circumstances, to require another shareholder of Vetsource to purchase our remaining shares. The carrying value of this put option, which was subject to a floor, as of April 27, 2024 was $25,757, and was reported within investments in our Condensed Consolidated Balance Sheets. Concurrent with obtaining this put option, we also granted rights to the same Vetsource shareholder allowed such shareholder, under certain circumstances, to require us to sell our remaining shares at fair value. In the second quarter of fiscal 2025, the VetSource shareholder exercised the option and purchased Patterson's investment in VetSource. We recorded a pre-tax gain of $3,803 in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income as a result of this sale. The cash received of $86,408 is reported within investing activities in our Condensed Consolidated Statements of Cash Flows.
Our debt is not measured at fair value in the Condensed Consolidated Balance Sheets. The estimated fair value of our debt as of October 26, 2024 and April 27, 2024 was $449,608 and $448,287, respectively, as compared to a carrying value, net of deferred debt issuance costs, of $450,396 and $451,661 at October 26, 2024 and April 27, 2024, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at October 26, 2024 and April 27, 2024.

Note 7. Income Taxes
The effective income tax rate for the three months ended October 26, 2024 was 24.9% compared to 25.3% for the three months ended October 28, 2023. The change in the rate was primarily due to the benefit of purchased transferable federal tax credits.
The effective income tax rate for the six months ended October 26, 2024 and October 28, 2023 was 24.5%. The rate was impacted by a favorable income tax reserve adjustment offset by excess tax benefits associated with stock-based compensation.
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
Note 8. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Since TPI was formed, there have been no changes in ownership interests. No additional net assets were contributed during the six months ended October 26, 2024 or fiscal year ended April 27, 2024. As of October 26, 2024, we had noncontrolling interests of $439 on our Condensed Consolidated Balance Sheets.
Net loss attributable to the noncontrolling interest was $73 and $103 for the three months ended October 26, 2024 and October 28, 2023, respectively and $149 and $207 for the six months ended October 26, 2024 and October 28, 2023, respectively.
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

The following table provides a breakdown of sales by geographic region:

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Consolidated net sales
United States	$1,396,411	$1,383,152	$2,658,277	$2,674,523
United Kingdom	195,164	180,460	390,210	372,071
Canada	82,800	89,160	167,630	182,923
Total	$1,674,375	$1,652,772	$3,216,117	$3,229,517
Dental net sales
United States	$561,577	$573,794	$1,060,534	$1,084,044
Canada	50,105	52,587	101,505	109,637
Total	$611,682	$626,381	$1,162,039	$1,193,681
Animal Health net sales
United States	$826,729	$807,589	$1,580,666	$1,590,255
United Kingdom	195,164	180,460	390,210	372,071
Canada	32,695	36,573	66,125	73,286
Total	$1,054,588	$1,024,622	$2,037,001	$2,035,612
Corporate net sales
United States	$8,105	$1,769	$17,077	$224
Total	$8,105	$1,769	$17,077	$224

The following table provides a breakdown of sales by categories of products and services:

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Consolidated net sales
Consumable	$1,347,208	$1,319,363	$2,625,621	$2,635,088
Equipment	215,735	230,293	375,021	394,264
Value-added services and other	111,432	103,116	215,475	200,165
Total	$1,674,375	$1,652,772	$3,216,117	$3,229,517
Dental net sales
Consumable	$348,908	$346,492	$693,025	$698,539
Equipment	185,153	200,127	319,011	337,676
Value-added services and other	77,621	79,762	150,003	157,466
Total	$611,682	$626,381	$1,162,039	$1,193,681
Animal Health net sales
Consumable	$998,300	$972,871	$1,932,596	$1,936,549
Equipment	30,582	30,166	56,010	56,588
Value-added services and other	25,706	21,585	48,395	42,475
Total	$1,054,588	$1,024,622	$2,037,001	$2,035,612
Corporate net sales
Value-added services and other	$8,105	$1,769	$17,077	$224
Total	$8,105	$1,769	$17,077	$224
The following table provides a breakdown of operating income (loss) by reportable segment:

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Operating income (loss)
Dental	$33,660	$55,277	$60,718	$93,947
Animal Health	29,621	26,346	54,988	56,039
Corporate	(25,645)	(24,720)	(48,701)	(54,861)
Total	$37,636	$56,903	$67,005	$95,125
The following table provides a breakdown of total assets by reportable segment:

	October 26, 2024	April 27, 2024
Total assets
Dental	$921,931	$913,478
Animal Health	1,551,841	1,568,413
Corporate	371,830	414,841
Total	$2,845,602	$2,896,732

Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL during the six months ended October 26, 2024:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 27, 2024	$(1,370)	$(88,545)	$(89,915)
Other comprehensive loss before reclassifications	—	4,025	4,025
Amounts reclassified from AOCL	521	—	521
AOCL at October 26, 2024	$(849)	$(84,520)	$(85,369)
The amounts reclassified from AOCL during the six months ended October 26, 2024 include gains and losses on cash flow hedges, net of taxes of $161. The impact to the Condensed Consolidated Statements of Operations and Other Comprehensive Income was an increase to interest expense of $682 for the six months ended October 26, 2024.
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
On May 23, 2024, Plaintiff Monica Mehring and Mehring Family Dentistry (together, “Plaintiffs”) filed a class action complaint against Patterson Companies Inc. “doing business as Patterson Dental,” UnitedHealth Group and its subsidiaries Change Healthcare and Optum Inc. (collectively, the “Defendants”) in a case captioned Dr. Monica Mehring et al. v. Patterson Companies, Inc. et al., Case No. 4:24-cv-3147 (N.D. Cal. May 23, 2024) (the “Class Action Complaint”). The Class Action Complaint alleges that as a result of Defendants’ failure to implement robust cybersecurity controls, “a group of cybercriminals were able to infiltrate Defendants’ computer networks and steal for ransom confidential health data and source code among other things (‘Data Breach’).” Notwithstanding the Class Action Complaint’s generic reference to “Defendants,” Plaintiffs describe the Data Breach as UnitedHealth Group’s February 21, 2024 discovery that a suspected nation-state associated cyber security threat actor had gained access to some of the Change Healthcare information technology systems. Plaintiffs allege that as a direct result of the Data Breach, they were unable to submit claims through Patterson-supplied Eaglesoft software and, to date, have been unable to receive payments for claims submitted on February 20, 2024. While Plaintiffs assert that they use Eaglesoft to access Change Healthcare and Optum software to “integrate processing, prescriptions, billing and insurance,” the Class Action Complaint does not allege that Eaglesoft or any of Patterson’s IT systems or computer networks were accessed by any threat actor or were otherwise the subject of the alleged Data Breach. Notwithstanding the foregoing, Plaintiffs assert the following causes of action against all Defendants: negligence; “negligent interference with prospective economic advantage;” negligence per se; breach of implied contract; “breach of covenant of good faith and fair dealing;” and unjust enrichment. Plaintiffs purport to bring each claim on behalf of a nationwide class defined as: (i) “[a]ll healthcare providers in the United States whose use of Change Healthcare’s and Optum’s services were disrupted by the [D]ata [B]reach occurring in February 2024”; and (ii) “[a]ll healthcare providers in the United States whose use of Patterson Dental’s Eaglesoft’s services were disrupted by the [D]ata [B]reach occurring in February 2024.” Plaintiffs separately seek to certify a Delaware statewide class defined as: (i) “[a]ll healthcare providers in the state of Delaware whose use of Change Healthcare’s and Optum’s services were disrupted by the [D]ata [B]reach occurring in February 2024”; and (ii) “[a]ll healthcare providers in the state of Delaware whose use of Patterson Dental’s Eaglesoft’s services were disrupted by the [D]ata [B]reach occurring in February 2024.” Although the Class Action Complaint is the only known complaint related to the Data Breach that names Patterson as a defendant, similar complaints were filed in other jurisdictions against defendants UnitedHealth Group, Change Healthcare and Optum. Pursuant to an order dated June 7, 2024, the Judicial Panel on Multidistrict Litigation (“MDL”) transferred all such actions, including the Class Action Complaint, to the District of Minnesota for coordinated and consolidated pretrial proceedings. The deadline for Lead Plaintiffs’ counsel to file a consolidated MDL complaint is January 15, 2025. We are vigorously defending ourselves in this litigation. We do not anticipate that this matter will have a material adverse effect on our financial statements.
Note 12. Subsequent Event
During the third quarter of fiscal 2025, we announced that we are evaluating potential strategic alternatives to maximize shareholder value. Such alternatives may include, but are not limited to, a sale, merger, strategic business combination or other transaction. There can be no assurances that such evaluation will result in a transaction or that any transaction, if pursued, will be successfully completed. We do not intend to disclose further developments unless and until it is determined that further disclosure is appropriate.
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
OVERVIEW
Our financial information for the first six months of fiscal 2025 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The second quarter of fiscal 2025 and 2024 represents the 13 weeks ended October 26, 2024 and October 28, 2023, respectively. Fiscal 2025 will include 52 weeks and fiscal 2024 included 52 weeks.
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
FACTORS AFFECTING OUR RESULTS
Restructuring. During the second quarter 2025, we took actions to better align our organization to current market opportunities. These restructuring activities resulted in pre-tax asset impairment charges of $6.9 million to write down assets related to certain software offerings and pre-tax severance charges of $3.3 million. The asset impairment were recorded within cost of sales and the severance was recorded within operating expenses in the Condensed Consolidated Statements of Operations and Other Comprehensive Income. Annual pre-tax savings from the severance actions are estimated to be approximately $16 million, of which approximately $10 million is estimated to be realized in fiscal 2025.
Sale of Investment. During the second quarter 2025, we sold our investment in Vetsource, a commercial partner and leading home delivery provider for veterinarians, for $86.4 million. Our investment in VetSource had a carrying value of $56.8 million and a put option with a carrying value of $25.8 million. We recorded a pre-tax gain of $3.8 million in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income as a result of this sale. The cash received of $86.4 million was reported within investing activities in our Condensed Consolidated Statements of Cash Flows.
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
Macro-economic conditions. We are impacted by various conditions that create uncertainty in our macro-economic environment. Cost inflation and fluctuating interest rates may affect our customer's willingness to invest in capital equipment and could impact our customers' volume of purchases.
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
RESULTS OF OPERATIONS
QUARTER ENDED OCTOBER 26, 2024 COMPARED TO QUARTER ENDED OCTOBER 28, 2023
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	October 26, 2024	October 28, 2023
Net sales	100.0%	100.0%
Cost of sales	80.4	79.5
Gross profit	19.6	20.5
Operating expenses	17.4	17.1
Operating income	2.2	3.4
Other income (expense)	(0.1)	(0.2)
Income before taxes	2.1	3.2
Income tax expense	0.5	0.8
Net income	1.6	2.4
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	1.6%	2.4%
Net Sales. Consolidated net sales for the three months ended October 26, 2024 were $1,674.4 million, an increase of 1.3% from $1,652.8 million for the three months ended October 28, 2023. Foreign exchange rate changes had a favorable impact of 0.5% on current quarter net sales.
Dental segment net sales for the three months ended October 26, 2024 were $611.7 million, a decrease of 2.3% from $626.4 million for the three months ended October 28, 2023. Foreign exchange rate changes had no significant impact on current quarter net sales. Current quarter net sales of consumables increased 0.7%, net sales of equipment decreased 7.5%, and net sales of value-added services and other decreased 2.7%. The decrease in net sales of equipment was primarily within digital and CEREC categories. The decrease in net sales of value-added services was primarily due to a decline in sales of software offerings that were negatively impacted by the cybersecurity attack on Change Healthcare.
Animal Health segment net sales for the three months ended October 26, 2024 were $1,054.6 million, an increase of 2.9% from $1,024.6 million for the three months ended October 28, 2023. Foreign exchange rate changes had a favorable impact of 0.9% on current quarter net sales. Current quarter net sales of consumables increased 2.6%, net sales of equipment increased 1.4%, and net sales of value-added services and other increased 19.1%. Acquisitions contributed an increase in Animal Health net sales of approximately 0.1%.
Gross Profit. The consolidated gross profit margin rate for the three months ended October 26, 2024 decreased 90 basis points to 19.6%. Approximately 40 basis points of the decline was attributable to an asset impairment charge of $6.9 million in our Dental software business. The remainder of the decline was primarily attributable to margin pressure and mix in the Dental segment. The Corporate segment gross profit included the favorable impacts of interest rate changes on our customer financing portfolio in the current quarter. This interest rate impact was partially offset by a loss on associated interest rate swap agreements, which is reflected in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Operating Expenses. Consolidated operating expenses for the three months ended October 26, 2024 were $290.5 million, a 3.0% increase from the prior year quarter of $282.1 million. The consolidated operating expense ratio of 17.4% increased 30 basis points from the prior year quarter. The increase in operating expenses was primarily attributable to severance, medical claims, and the write-off of the remaining balance of an inventory pre-payment. The inventory pre-payment was made in a period of supply chain disruptions and determined to be uncollectible in the second quarter of fiscal year 2025. These increases were partially offset by lower travel and entertainment expenses due to discretionary spend management.
Operating Income. For the three months ended October 26, 2024, operating income was $37.6 million, or 2.2% of net sales, as compared to $56.9 million, or 3.4% of net sales for the three months ended October 28, 2023. The decrease in operating income was driven primarily by the Dental segment.
Dental segment operating income was $33.7 million and $55.3 million for the three months ended October 26, 2024 and October 28, 2023, respectively. The decrease in operating income was primarily attributable to lower net sales and gross profit as compared to the prior year quarter.

Animal Health segment operating income was $29.6 million and $26.3 million for the three months ended October 26, 2024, and October 28, 2023, respectively. The increase in operating income was primarily driven by net sales growth and an increase in gross profit as compared to the prior year quarter.
Corporate segment operating loss was $25.6 million and $24.7 million for the three months ended October 26, 2024 and October 28, 2023, respectively. The change was primarily attributable to increases in operating expenses related to severance and medical claims, partially offset by favorable impacts of interest rate changes on our customer financing portfolio in the current year quarter. This interest rate impact was partially offset by changes in the associated interest rate swap agreements, which were reflected in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Other Income (Expense). Net other expense was $2.1 million and $3.5 million for the three months ended October 26, 2024 and October 28, 2023, respectively. We recorded a gain on sale of our investment in VetSource of $3.8 million, and investment income and other increased $2.3 million as compared to the prior year quarter. These favorable impacts were partially offset by an increase in interest expense of $1.2 million and unfavorable impacts of interest rate swaps of $3.5 million as compared to the prior year quarter.

Income Tax Expense. The effective income tax rate for the three months ended October 26, 2024 was 24.9%, compared to 25.3% for the three months ended October 28, 2023. The change in the rate was primarily due to the benefit of purchased transferable federal tax credits.
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
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the three months ended October 26, 2024 was $26.8 million, compared to $40.0 million for the three months ended October 28, 2023. Earnings per diluted share were $0.30 in the current quarter compared to $0.42 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 88.7 million, compared to 95.2 million in the prior year quarter. The current quarter and prior year quarter cash dividend declared was $0.26 per common share.
SIX MONTHS ENDED OCTOBER 26, 2024 COMPARED TO SIX MONTHS ENDED OCTOBER 28, 2023
The following table summarizes our results as a percent of net sales:

	Six Months Ended
	October 26, 2024	October 28, 2023
Net sales	100.0%	100.0%
Cost of sales	80.1	79.6
Gross profit	19.9	20.4
Operating expenses	17.8	17.5
Operating income	2.1	2.9
Other income (expense)	(0.4)	—
Income before taxes	1.7	2.9
Income tax expense	0.4	0.7
Net income	1.3	2.2
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	1.3%	2.2%
Net Sales. Consolidated net sales for the six months ended October 26, 2024 were $3,216.1 million, a 0.4% decrease from $3,229.5 million for the six months ended October 28, 2023. Foreign exchange rate changes had a favorable impact of 0.2% on current period net sales.
Dental segment net sales for the six months ended October 26, 2024 were $1,162.0 million, a 2.7% decrease from $1,193.7 million for the six months ended October 28, 2023. Foreign exchange rate changes had an unfavorable impact of 0.1% on current period net sales. Current period net sales of consumables decreased 0.8%, net sales of equipment decreased 5.5%, and net sales of value-added services and other decreased 4.7%. The decrease in net sales of equipment was primarily within digital and CEREC categories. The decrease in net sales of value-added services was primarily due to a decline in sales of software offerings that were negatively impacted by the cybersecurity attack on Change Healthcare.
Animal Health segment net sales for the six months ended October 26, 2024 were $2,037.0 million, a 0.1% increase from $2,035.6 million for the six months ended October 28, 2023. Foreign exchange rate changes had a favorable impact of 0.5% on current period net sales. Current period net sales of consumables decreased 0.2%, net sales of equipment decreased 1.0%, and net sales of value-added services and other increased 13.9%.
Gross Profit. The consolidated gross profit margin rate for the six months ended October 26, 2024 decreased 50 basis points from the prior year period to 19.9%. Approximately 20 basis points of the decline was attributable to an asset impairment charge of $6.9 million in our Dental software business. The remainder of the decline was primarily attributable to margin pressure and mix in the Dental segment. The Corporate segment gross profit included the favorable impacts of interest rate changes on our customer financing portfolio in the current quarter. This interest rate impact was partially offset by a loss on associated interest rate swap agreements, which is reflected in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Operating Expenses. Consolidated operating expenses for the six months ended October 26, 2024 were $573.7 million, a 1.9% increase from the prior year period of $563.0 million. The increase in operating expenses was primarily attributable to severance, medical claims, and the write-off of the remaining balance of an inventory pre-payment. The inventory pre-payment was made in a period of supply chain disruptions and determined to be uncollectible in the second quarter of fiscal year 2025. These increases were partially offset by lower travel and entertainment expenses due to discretionary spend management. The consolidated operating expense ratio of 17.8% increased 30 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the six months ended October 26, 2024, operating income was $67.0 million, or 2.1% of net sales, as compared to $95.1 million, or 2.9% of net sales for the six months ended October 28, 2023. The decrease in operating income was driven primarily by the Dental segment.
Dental segment operating income was $60.7 million for the six months ended October 26, 2024, a decrease of $33.2 million from the prior year period. The decrease was primarily driven by decreases in net sales and gross profit.
Animal Health segment operating income was $55.0 million for the six months ended October 26, 2024, a decrease of $1.1 million from the prior year period. The decrease was primarily driven by a decrease in net sales and gross profit, partially offset by lower operating expenses due to discretionary spend management during the six months ended October 26, 2024.
Corporate segment operating loss was $48.7 million and $54.9 million for the six months ended October 26, 2024 and October 28, 2023, respectively. The change was primarily attributable to increases in our equipment financing sales, including favorable impacts of interest rate changes on our customer financing portfolio, in the current year period as compared to the prior year period. This interest rate impact was partially offset by changes in the associated interest rate swap agreements, which were reflected in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income. The favorability in net sales was partially offset by increases in operating expenses.
Other Income (Expense). Net other expense was $13.6 million and $1.2 million for the six months ended October 26, 2024 and October 28, 2023, respectively. The change was driven by an increase in interest expense of $4.9 million and unfavorable impacts of interest rate swaps of $14.0 million as compared to the prior year period. These unfavorable impacts were partially offset by a gain on sale of our investment in VetSource of $3.8 million, and an increase to investment income and other of $2.7 million as compared to the prior year period.
Income Tax Expense. The effective income tax rate for the six months ended October 26, 2024 and October 28, 2023 was 24.5%. The rate was impacted by a favorable income tax reserve adjustment offset by excess tax benefits associated with stock-based compensation.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the six months ended October 26, 2024 was $40.5 million, compared to $71.2 million for the six months ended October 28, 2023. Earnings per diluted share were $0.46 in the current period compared to $0.74 in the prior year period. Weighted average diluted shares outstanding in the current period were 88.7 million, compared to 95.7 million in the prior year period. The current period and prior year period cash dividend declared was $0.52 per common share.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $458.7 million and $485.3 million for the six months ended October 26, 2024 and October 28, 2023, respectively. Net cash used in operating activities for the six months ended October 26, 2024 was primarily driven by the impact of our Receivables Securitization Program and a decrease to net income as compared to the prior year period, partially offset by a lower investment in working capital.
Net cash provided by investing activities was $549.3 million and $454.9 million for the six months ended October 26, 2024 and October 28, 2023, respectively. Collections of DPP receivables were $497.0 million and $489.5 million for the six months ended October 26, 2024 and October 28, 2023, respectively. During the six months ended October 26, 2024, we recorded cash receipts of $86.4 million from the sale of our investment in VetSource and used $7.9 million to acquire Infusion Concepts Limited and Mountain Vet Supply. Capital expenditures were $26.2 million and $33.5 million during the six months ended October 26, 2024 and October 28, 2023, respectively. We expect to use a total of approximately $60.0 million for capital expenditures in fiscal 2025.
Net cash used in financing activities for the six months ended October 26, 2024 was $48.9 million, driven by $50.0 million for share repurchases and $46.2 million for dividend payments, partially offset by $48.0 million attributed to draws on our revolving line of credit. Cash received from the sale of VetSource was used to reduce the draw on our revolving line of credit. Net cash used in financing activities for the six months ended October 28, 2023 was $13.2 million, driven primarily by dividend payments of $50.3 million and share repurchases of $90.5 million, partially offset by $125.0 million attributed to draws on our revolving line of credit.
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
As of October 26, 2024, $294.0 million was outstanding under the Amended Credit Agreement term loan at an interest rate of 5.96%, and $234.0 million was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 6.02%. As of April 27, 2024, $295.5 million was outstanding under the Credit Agreement term loan at an interest rate of 6.54%, and $186.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 6.53%.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Condensed Consolidated Financial Statements.
SUBSEQUENT EVENTS
During the third quarter of fiscal 2025, we announced that we are evaluating potential strategic alternatives to maximize shareholder value. Such alternatives may include, but are not limited to, a sale, merger, strategic business combination or other transaction. There can be no assurances that such evaluation will result in a transaction or that any transaction, if pursued, will be successfully completed. We do not intend to disclose further developments unless and until it is determined that further disclosure is appropriate.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2024 Annual Report on Form 10-K filed June 18, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 26, 2024. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 26, 2024.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 26, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 11, 2024, the Board of Directors authorized a $500 million share repurchase program through March 16, 2027. As of October 26, 2024 there was $450.0 million remaining under the stock repurchase program.
No shares were repurchased under the stock repurchase program during the second quarter of fiscal 2025.
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
During the three months ended October 26, 2024, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement and none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Receivables Purchase Agreement, dated as of July 24, 2018, by and among Patterson Dental Supply, Inc., as servicer, PDC Funding Company III, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Eleventh Amendment, dated August 16, 2024.

10.2
Receivables Purchase Agreement, dated as of January 15, 2020, by and among Patterson Veterinary Supply, Inc., as servicer, PDC Funding Company IV, LLC, as seller, purchasers from time to time party thereto, and MUFG Bank, Ltd., as agent, conformed through Ninth Amendment, dated August 16, 2024.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended October 26, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended October 26, 2024 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: December 5, 2024	By:	/s/ Kevin M. Barry
Kevin M. Barry
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)