Form 10-Q
period 2025-01-25
PATTERSON COMPANIES, INC.
filed 2025-02-26
CIK 891024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 25, 2025.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 17, 2025, there were 88,474,000 shares of Common Stock of the registrant issued and outstanding.

PATTERSON COMPANIES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 25, 2025	April 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$134,996	$114,462
Receivables, net of allowance for doubtful accounts of $2,518 and $2,731	469,924	547,287
Inventory, net	889,348	782,898
Prepaid expenses and other current assets	343,366	334,116
Total current assets	1,837,634	1,778,763
Property and equipment, net	227,802	229,081
Operating lease right-of-use assets, net	121,613	122,295
Long-term receivables, net	116,839	129,876
Goodwill	159,622	156,328
Identifiable intangibles, net	170,523	193,261
Investments	88,649	166,320
Other non-current assets, net	109,904	120,808
Total assets	$2,832,586	$2,896,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$644,861	$745,375
Accrued payroll expense	67,946	78,211
Other accrued liabilities	136,794	167,399
Operating lease liabilities	26,945	32,815
Current maturities of long-term debt	126,875	122,750
Borrowings on revolving credit	302,000	186,000
Total current liabilities	1,305,421	1,332,550
Long-term debt	321,763	328,911
Non-current operating lease liabilities	98,053	92,464
Other non-current liabilities	117,434	141,075
Total liabilities	1,842,671	1,895,000
Stockholders’ equity:
Common stock, $0.01 par value: 600,000 shares authorized; 88,454 and 89,701 shares issued and outstanding	885	897
Additional paid-in capital	278,744	258,679
Accumulated other comprehensive loss	(96,868)	(89,915)
Retained earnings	806,800	831,483
Total Patterson Companies, Inc. stockholders' equity	989,561	1,001,144
Noncontrolling interests	354	588
Total stockholders’ equity	989,915	1,001,732
Total liabilities and stockholders’ equity	$2,832,586	$2,896,732
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net sales	$1,572,411	$1,616,095	$4,788,528	$4,845,612
Cost of sales	1,251,587	1,265,089	3,827,003	3,836,525
Gross profit	320,824	351,006	961,525	1,009,087
Operating expenses	275,383	280,994	849,079	843,950
Operating income	45,441	70,012	112,446	165,137
Other income (expense):
Other income, net	8,147	3,653	19,566	22,650
Interest expense	(10,753)	(11,725)	(35,774)	(31,879)
Income before taxes	42,835	61,940	96,238	155,908
Income tax expense	11,665	14,347	24,733	37,330
Net income	31,170	47,593	71,505	118,578
Net loss attributable to noncontrolling interests	(85)	(110)	(234)	(317)
Net income attributable to Patterson Companies, Inc.	$31,255	$47,703	$71,739	$118,895
Earnings per share attributable to Patterson Companies, Inc.:
Basic	$0.35	$0.52	$0.81	$1.26
Diluted	$0.35	$0.52	$0.81	$1.26
Weighted average shares:
Basic	88,306	92,009	88,197	94,088
Diluted	89,070	92,519	88,871	94,704
Comprehensive income:
Net income	$31,170	$47,593	$71,505	$118,578
Foreign currency translation (loss) gain	(11,760)	12,538	(7,735)	2,317
Cash flow hedges, net of tax	261	261	782	782
Comprehensive income	$19,671	$60,392	$64,552	$121,677
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

See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total
	Shares	Amount
Balance at April 27, 2024	89,701	$897	$258,679	$(89,915)	$831,483	$588	$1,001,732
Foreign currency translation	—	—	—	3,181	—	—	3,181
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	13,715	(76)	13,639
Dividends declared ($0.26 per common share)	—	—	—	—	(23,221)	—	(23,221)
Common stock issued	385	4	(752)	—	—	—	(748)
Repurchases of common stock	(1,940)	(20)	(403)	—	(49,980)	—	(50,403)
Stock-based compensation	—	—	8,060	—	—	—	8,060
Balance at July 27, 2024	88,146	881	265,584	(86,473)	771,997	512	952,501
Foreign currency translation	—	—	—	844	—	—	844
Cash flow hedges	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	26,769	(73)	26,696
Dividends declared ($0.26 per common share)	—	—	—	—	(23,226)	—	(23,226)
Common stock issued	171	2	1,968	—	—	—	1,970
Repurchases of common stock	—	—	32	—	—	—	32
Stock-based compensation	—	—	4,372	—	—	—	4,372
Balance at October 26, 2024	88,317	883	271,956	(85,369)	775,540	439	963,449
Foreign currency translation	—	—	—	(11,760)	—	—	(11,760)
Cash flow hedges	—	—	—	261	—	—	261
Net income (loss)	—	—	—	—	31,255	(85)	31,170
Dividends	—	—	—	—	5	—	5
Common stock issued	137	2	2,607	—	—	—	2,609
Repurchases of common stock	—	—	45	—		—	45
Stock-based compensation	—	—	4,136	—	—	—	4,136
Balance at January 25, 2025	88,454	$885	$278,744	$(96,868)	$806,800	$354	$989,915
See accompanying notes

PATTERSON COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 25, 2025	January 27, 2024
Operating activities:
Net income	$71,505	$118,578
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	39,693	36,314
Amortization	29,091	28,884
Stock-based compensation	16,568	15,395
Non-cash (gains) losses and other, net	(9,695)	4,120
Change in assets and liabilities:
Receivables	(615,136)	(744,275)
Inventory	(107,461)	(106,328)
Accounts payable	(101,856)	(43,533)
Accrued liabilities	(16,348)	(14,510)
Other changes from operating activities, net	(41,429)	(14,494)
Net cash used in operating activities	(735,068)	(719,849)
Investing activities:
Additions to property and equipment and software	(46,427)	(51,196)
Collection of deferred purchase price receivables	731,146	770,319
Payments related to acquisitions, net of cash acquired	(11,967)	(1,108)
Sale of investment	86,408	—
Net cash provided by investing activities	759,160	718,015
Financing activities:
Dividends paid	(69,165)	(75,021)
Repurchases of common stock	(50,000)	(214,587)
Payments on long-term debt	(3,375)	(35,250)
Draw on revolving credit	116,000	286,000
Other financing activities	3,505	4,767
Net cash used in financing activities	(3,035)	(34,091)
Effect of exchange rate changes on cash	(523)	254
Net change in cash and cash equivalents	20,534	(35,671)
Cash and cash equivalents at beginning of period	114,462	159,669
Cash and cash equivalents at end of period	$134,996	$123,998

Supplemental disclosure of non-cash investing activity:
Retained interest in securitization transactions	$690,225	$739,382
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
Overview of Transaction with Patient Square
On December 10, 2024, Patterson entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Paradigm Parent, LLC, a Delaware limited liability company (“Parent”), and Paradigm Merger Sub, Inc., a Minnesota corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are indirect subsidiaries of funds managed and advised by Patient Square Capital, a dedicated health care investment firm. Upon the terms and subject to the conditions of the Merger Agreement, at closing (the “Effective Time”), Merger Sub will merge with and into Patterson, with Patterson continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). At the Effective Time, by virtue of the Merger, each share of common stock of the Company issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive $31.35 per share in cash. After the Merger, Patterson will cease to be a publicly traded company and will no longer be obligated to file periodic reports with the SEC.
The description of the Merger Agreement and the transactions contemplated thereby contained in this Quarterly Report on Form 10-Q are summaries only and are qualified in their entirety by reference to the full text of the Merger Agreement, which was included as Exhibit 2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2024.
The Merger is expected to close in April 2025, subject to the satisfaction of customary closing conditions, including (i) adoption and approval of the Merger Agreement, including the Merger, by holders of a majority of the Company’s shares of common stock then outstanding; (ii) consummation of the Merger not being restrained, enjoined or prohibited by any law or order of a court of competent jurisdiction or any other governmental entity; (iii) accuracy of the representations and warranties of Patterson, on the one hand, and Parent and Merger Sub, on the other hand, in the Merger Agreement, subject in some instances to materiality or “material adverse effect” qualifiers, at and as of the effective date of the Merger (except for representations and warranties that relate to a specific date or time); (iv) performance or compliance in all material respects by Patterson, on the one hand, and Parent and Merger Sub, on the other hand, of or with their respective covenants and agreements required to be performance or complied with by them under the Merger Agreement on or before the closing date of the Merger; and (v) absence of a continuing Company Material Adverse Effect (as defined in the Merger Agreement). The waiting period for the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has now expired. Closing of the Merger is not subject to a financing condition.
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of Patterson Companies, Inc. (referred to herein as "Patterson" or in the first person notations "we," "our," and "us") as of January 25, 2025, and our results of operations and cash flows for the periods ended January 25, 2025 and January 27, 2024. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended January 25, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the year ending April 26, 2025. These financial statements should be read in conjunction with the financial statements included in our 2024 Annual Report on Form 10-K filed on June 18, 2024.
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
Fiscal Year End
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2025 and 2024 represents the 13 weeks ended January 25, 2025 and January 27, 2024, respectively. Fiscal 2025 will include 52 weeks and fiscal 2024 included 52 weeks.
Other Income, Net
Other income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Gain on investment	$—	$—	$3,803	$—
(Loss) gain on interest rate swap agreements	2,298	(3,474)	(2,181)	6,087
Investment income and other	5,849	7,127	17,944	16,563
Other income, net	$8,147	$3,653	$19,566	$22,650
Comprehensive Income
Comprehensive income is computed as net income including certain other items that are recorded directly to stockholders’ equity. Significant items included in comprehensive income are foreign currency translation adjustments and the effective portion of cash flow hedges, net of tax. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. The income tax expense related to cash flow hedges was $80 and $80 for the three months ended January 25, 2025 and January 27, 2024, respectively. The income tax expense related to cash flow hedges was $241 and $241 for the nine months ended January 25, 2025 and January 27, 2024, respectively.
Earnings Per Share ("EPS")
The following table sets forth the computation of the weighted average shares outstanding used to calculate basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Denominator for basic EPS – weighted average shares	88,306	92,009	88,197	94,088
Effect of dilutive securities – stock options, restricted stock and stock purchase plans	764	510	674	616
Denominator for diluted EPS – weighted average shares	89,070	92,519	88,871	94,704
Potentially dilutive securities representing 942 and 997 shares for the three and nine months ended January 25, 2025 and 1,057 and 1,231 shares for the three and nine months ended January 27, 2024 were excluded from the calculation of diluted EPS because their effects were anti-dilutive using the treasury stock method.
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
Contract asset balances as of January 25, 2025 and April 27, 2024 were $2,114 and $1,373, respectively. Our contract liabilities primarily relate to advance payments from customers, upfront payments for software and support provided over time, and options that provide a material right to customers, such as our customer loyalty programs.

At January 25, 2025 and April 27, 2024, contract liabilities of $35,472 and $37,399 were reported in other accrued liabilities, respectively. Contract liabilities are recognized as revenue when the performance obligation has been performed, which primarily occurs during the subsequent 12 months. During the nine months ended January 25, 2025, we recognized $30,928 of the amount previously deferred at April 27, 2024.
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
The total purchase price for these acquisitions is $9,496, which includes holdbacks of $1,979 that will be paid within 18 months of the respective closing dates and working capital adjustments of $380, which are due from sellers. As of the acquisition dates, we have recorded $6,841 of identifiable intangibles, $3,913 of goodwill and net tangible liabilities of $878 in our Consolidated Balance Sheets related to these acquisitions. Intangible assets was decreased by $360 and goodwill was decreased by $20 subsequent to acquisition dates as a result of working capital adjustments and valuation procedures. A portion of the goodwill is deductible for income tax purposes. Goodwill was recorded within the Animal Health segment and represents the expected benefit of integrating these value-added platforms with our existing operations. We have included their results of operations in our financial statements since the date of acquisition within the Animal Health segment. The accounting for these acquisitions is not complete because certain information and analysis that may impact our initial valuations are still being obtained or reviewed. The acquisitions were not deemed significant and did not materially impact our financial statements, and, therefore, pro forma results are not provided.
During the third quarter of fiscal 2025, we used $4,070 to pay holdbacks following our acquisition of substantially all of the assets of Relief Services for Veterinary Practitioners and Animal Care Technologies (RSVP and ACT) and Dairy Tech, Inc. The payments were due on the 24-month anniversaries of the closing dates. During the first quarter of fiscal 2024, we used $1,108 to pay a holdback following our acquisition of substantially all of the assets of Miller Vet Holdings, LLC. The payment was due on the 24-month anniversary of the closing date.
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
The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by Patterson following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Receivables Purchase Agreements fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $200,000 as of January 25, 2025, of which $200,000 was utilized.
We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative service fees. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability. As of January 25, 2025 and April 27, 2024, the fair value of outstanding trade receivables transferred to the Purchasers under the facility and derecognized from the Condensed Consolidated Balance Sheets were $363,068 and $400,626, respectively. Sales of trade receivables under this facility were $2,560,313 and $2,681,935, and cash collections from customers on receivables sold were $2,597,755 and $2,725,094 during the nine months ended January 25, 2025 and January 27, 2024, respectively.
The DPP receivable is recorded at fair value within the Condensed Consolidated Balance Sheets within prepaid expenses and other current assets. The difference between the carrying amount of the Receivables and the sum of the cash and fair value of the DPP receivable received at time of transfer is recognized as a gain or loss on sale of the related Receivables inclusive of bank fees and allowance for credit losses. In operating expenses in the Condensed Consolidated Statements of Operations and Other Comprehensive Income, we recorded losses of $2,701 and $3,110 during the three months ended January 25, 2025 and January 27, 2024, respectively, and $10,086 and $10,270 during the nine months ended January 25, 2025 and January 27, 2024, respectively, related to the Receivables.
The following rollforward summarizes the activity related to the DPP receivable:

	Nine Months Ended
	January 25, 2025	January 27, 2024
Beginning DPP receivable balance	$198,827	$227,946
Non-cash additions to DPP receivable	640,842	697,887
Cash collections on DPP receivable	(678,004)	(740,664)
Ending DPP receivable balance	$161,665	$185,169
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
We operate under an agreement to sell a portion of our equipment finance contracts to commercial paper conduits with MUFG serving as the agent. We utilize PDC Funding to fulfill a requirement of participating in the commercial paper conduit. We receive the proceeds of the contracts upon sale to MUFG. At least 15.0% of the proceeds are held by the conduit as security against eventual performance of the portfolio. This percentage can be greater and is based upon certain ratios defined in the agreement with MUFG. The capacity under the agreement with MUFG at January 25, 2025 was $525,000.
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
During the nine months ended January 25, 2025 and January 27, 2024, we sold $193,443 and $197,712 of contracts under these arrangements, respectively. In net sales in the Condensed Consolidated Statements of Operations and Other Comprehensive Income, we recorded a loss of $2,058 and a gain of $9,117 during the three months ended January 25, 2025 and January 27, 2024, respectively, related to these contracts sold. In net sales in the Condensed Consolidated Statements of Operations and Other Comprehensive Income, we recorded a gain of $7,787 and a loss of $3,763 during the nine months ended January 25, 2025 and January 27, 2024, respectively, related to these contracts sold. Cash collections on financed receivables sold were $248,951 and $211,827 during the nine months ended January 25, 2025 and January 27, 2024, respectively. Unamortized discounts of $2,178 and $3,097 were recorded as of January 25, 2025 and April 27, 2024, respectively, which represent subsidies on contracts with below-market interest rates.
Included in cash and cash equivalents in the Condensed Consolidated Balance Sheets are $32,360 and $33,813 as of January 25, 2025 and April 27, 2024, respectively, which represent cash collected from previously sold customer financing contracts that have not yet been settled. Included in current receivables in the Condensed Consolidated Balance Sheets are $48,586 and $74,430 as of January 25, 2025 and April 27, 2024, respectively, of finance contracts we have not yet sold. A total of $553,111 of finance contracts receivable sold under the arrangements was outstanding at January 25, 2025. Since the internal financing program began in 1994, bad debt write-offs have amounted to less than 1% of the loans originated.
The following rollforward summarizes the activity related to the DPP receivable:

	Nine Months Ended
	January 25, 2025	January 27, 2024
Beginning DPP receivable balance	$114,259	$102,979
Non-cash additions to DPP receivable	49,383	41,495
Cash collections on DPP receivable	(53,142)	(29,655)
Ending DPP receivable balance	$110,500	$114,819
The arrangements require us to maintain a minimum current ratio and maximum leverage ratio. We were in compliance with those covenants at January 25, 2025.
Note 5. Derivative Financial Instruments
We are a party to certain offsetting and identical interest rate cap agreements entered into to fulfill certain covenants of the equipment finance contract sale agreements. The interest rate cap agreements also provide a credit enhancement feature for the financing contracts sold by PDC Funding to the commercial paper conduit.
The interest rate cap agreements are entered into periodically to maintain consistency with the dollar maximum of the sale agreements and the maturity of the underlying financing contracts. As of January 25, 2025, PDC Funding had purchased an interest rate cap from a bank with a notional amount of $525,000 and a maturity date of July 2032. We sold an identical interest rate cap to the same bank.
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
As of April 27, 2024, the remaining notional amount for interest rate swap agreements was $565,420, with the latest maturity date in fiscal 2031. During the nine months ended January 25, 2025, we entered into forward interest rate swap agreements with a notional amount of $189,008. As of January 25, 2025, the remaining notional amount for interest rate swap agreements was $545,964, with the latest maturity date in fiscal 2032.
Net cash receipts of $4,248 and $10,893 were received during the nine months ended January 25, 2025 and January 27, 2024, respectively, to settle a portion of our assets and liabilities related to interest rate swap agreements. These receipts are reflected as cash flows in the Condensed Consolidated Statements of Cash Flows within net cash used in operating activities.
The following presents the fair value of derivative instruments included in the Condensed Consolidated Balance Sheets:

Derivative type	Classification	January 25, 2025	April 27, 2024
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$2,340	$5,781
Interest rate contracts	Other non-current assets, net	5,156	21,193
Total asset derivatives		$7,496	$26,974
Liabilities:
Interest rate contracts	Other accrued liabilities	$475	$259
Interest rate contracts	Other non-current liabilities	3,667	13,198
Total liability derivatives		$4,142	$13,457
The following tables present the pre-tax effect of derivative instruments on the Condensed Consolidated Statements of Operations and Other Comprehensive Income:

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationships	Statements of operations location	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Interest rate contracts	Interest expense	$(341)	$(341)	$(1,023)	$(1,023)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Statements of operations location	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Interest rate contracts	Other income, net	$2,298	$(3,474)	$(2,181)	$6,087
There were no gains or losses recognized in other comprehensive income (loss) on cash flow hedging derivatives during the three and nine months ended January 25, 2025 or January 27, 2024.
We recorded no ineffectiveness during the three and nine month periods ended January 25, 2025 and January 27, 2024. As of January 25, 2025, the estimated pre-tax portion of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months is $227, which will be recorded as an increase to interest expense.

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
Our hierarchy for assets and liabilities measured at fair value on a recurring basis is as follows:

	January 25, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,648	$2,648	$—	$—
DPP receivable - receivables securitization program	161,665	—	—	161,665
DPP receivable - customer financing	110,500	—	—	110,500
Derivative instruments	7,496	—	7,496	—
Total assets	$282,309	$2,648	$7,496	$272,165
Liabilities:
Derivative instruments	$4,142	$—	$4,142	$—

	April 27, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,685	$4,685	$—	$—
DPP receivable - receivables securitization program	198,827	—	—	198,827
DPP receivable - customer financing	114,259	—	—	114,259
Derivative instruments	26,974	—	26,974	—
Total assets	$344,745	$4,685	$26,974	$313,086
Liabilities:
Derivative instruments	$13,457	$—	$13,457	$—
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
Our debt is not measured at fair value in the Condensed Consolidated Balance Sheets. The estimated fair value of our debt as of January 25, 2025 and April 27, 2024 was $447,918 and $448,287, respectively, as compared to a carrying value, net of deferred debt issuance costs, of $448,638 and $451,661 at January 25, 2025 and April 27, 2024, respectively. The fair value of debt was measured using a discounted cash flow analysis based on expected market based yields (i.e., level 2 inputs).
The carrying amounts of receivables, net of allowances, accounts payable, and certain accrued and other current liabilities approximated fair value at January 25, 2025 and April 27, 2024.
Note 7. Income Taxes
The effective income tax rate for the three months ended January 25, 2025 and January 27, 2024 was 27.2% and 23.2%, respectively. The increase in the rate was primarily due to the impact of provision to return adjustments in the prior year quarter as compared to the current quarter.
The effective income tax rate for the nine months ended January 25, 2025 and January 27, 2024 was 25.7% and 23.9%, respectively. The increase in the rate is primarily due to a less favorable impact of excess tax benefits associated with stock compensation in the current year as compared to the prior year.
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
Note 8. Technology Partner Innovations, LLC ("TPI")
In fiscal 2019, we entered into an agreement with Cure Partners to form TPI, which offers a cloud-based practice management software, NaVetor, to its customers. We have determined that TPI is a variable interest entity, and we consolidate the results of operations of TPI as we have concluded that we are the primary beneficiary of TPI. Since TPI was formed, there have been no changes in ownership interests. No additional net assets were contributed during the nine months ended January 25, 2025 or fiscal year ended April 27, 2024. As of January 25, 2025, we had noncontrolling interests of $354 on our Condensed Consolidated Balance Sheets.
Net loss attributable to the noncontrolling interest was $85 and $110 for the three months ended January 25, 2025 and January 27, 2024, respectively and $234 and $317 for the nine months ended January 25, 2025 and January 27, 2024, respectively.
Note 9. Segment and Geographic Data
We present three reportable segments: Dental, Animal Health and Corporate. Dental and Animal Health are strategic business units that offer similar products and services to different customer bases. Dental provides a virtually complete range of consumable dental products, equipment, software, turnkey digital solutions and value-

added services to dentists, dental laboratories, institutions, and other healthcare professionals throughout North America. Animal Health is a leading, full-line distributor in North America and the U.K. of animal health products, services and technologies to both the production-animal and companion-pet markets. Our Corporate segment is comprised of general and administrative expenses, including home office support costs in areas such as information technology, finance, legal, human resources and facilities. In addition, customer financing and other miscellaneous sales are reported within Corporate results. Corporate assets consist primarily of cash and cash equivalents, accounts receivable, property and equipment and long-term receivables. We evaluate segment performance based on operating income. The costs to operate the fulfillment centers are allocated to the operating units based on the through-put of the unit.
The following table provides a breakdown of sales by geographic region:

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Consolidated net sales
United States	$1,306,696	$1,335,821	$3,964,973	$4,010,344
United Kingdom	180,784	187,735	570,994	559,806
Canada	84,931	92,539	252,561	275,462
Total	$1,572,411	$1,616,095	$4,788,528	$4,845,612
Dental net sales
United States	$543,490	$577,516	$1,604,024	$1,661,560
Canada	52,838	59,621	154,343	169,258
Total	$596,328	$637,137	$1,758,367	$1,830,818
Animal Health net sales
United States	$759,503	$746,624	$2,340,169	$2,336,879
United Kingdom	180,784	187,735	570,994	559,806
Canada	32,093	32,918	98,218	106,204
Total	$972,380	$967,277	$3,009,381	$3,002,889
Corporate net sales
United States	$3,703	$11,681	$20,780	$11,905
Total	$3,703	$11,681	$20,780	$11,905

The following table provides a breakdown of sales by categories of products and services:

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Consolidated net sales
Consumable	$1,242,015	$1,262,290	$3,867,636	$3,897,378
Equipment	229,432	245,262	604,453	639,526
Value-added services and other	100,964	108,543	316,439	308,708
Total	$1,572,411	$1,616,095	$4,788,528	$4,845,612
Dental net sales
Consumable	$327,637	$350,953	$1,020,662	$1,049,492
Equipment	195,897	211,352	514,908	549,028
Value-added services and other	72,794	74,832	222,797	232,298
Total	$596,328	$637,137	$1,758,367	$1,830,818
Animal Health net sales
Consumable	$914,378	$911,337	$2,846,974	$2,847,886
Equipment	33,535	33,910	89,545	90,498
Value-added services and other	24,467	22,030	72,862	64,505
Total	$972,380	$967,277	$3,009,381	$3,002,889
Corporate net sales
Value-added services and other	$3,703	$11,681	$20,780	$11,905
Total	$3,703	$11,681	$20,780	$11,905
The following table provides a breakdown of operating income (loss) by reportable segment:

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Operating income (loss)
Dental	$42,079	$53,630	$102,797	$147,577
Animal Health	31,976	32,104	86,964	88,143
Corporate	(28,614)	(15,722)	(77,315)	(70,583)
Total	$45,441	$70,012	$112,446	$165,137
The following table provides a breakdown of total assets by reportable segment:

	January 25, 2025	April 27, 2024
Total assets
Dental	$902,117	$913,478
Animal Health	1,564,171	1,568,413
Corporate	366,298	414,841
Total	$2,832,586	$2,896,732

Note 10. Accumulated Other Comprehensive Loss ("AOCL")
The following table summarizes the changes in AOCL during the nine months ended January 25, 2025:

	Cash Flow Hedges	Currency Translation Adjustment	Total
AOCL at April 27, 2024	$(1,370)	$(88,545)	$(89,915)
Other comprehensive loss before reclassifications	—	(7,735)	(7,735)
Amounts reclassified from AOCL	782	—	782
AOCL at January 25, 2025	$(588)	$(96,280)	$(96,868)
The amounts reclassified from AOCL during the nine months ended January 25, 2025 include gains and losses on cash flow hedges, net of taxes of $241. The impact to the Condensed Consolidated Statements of Operations and Other Comprehensive Income was an increase to interest expense of $1,023 for the nine months ended January 25, 2025.
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
On May 23, 2024, Plaintiff Monica Mehring and Mehring Family Dentistry (together, “Plaintiffs”) filed a class action complaint against Patterson Companies Inc. “doing business as Patterson Dental,” UnitedHealth Group and its subsidiaries Change Healthcare and Optum Inc. (collectively, the “Defendants”) in a case captioned Dr. Monica Mehring et al. v. Patterson Companies, Inc. et al., Case No. 4:24-cv-3147 (N.D. Cal. May 23, 2024) (the “Class Action Complaint”). The Class Action Complaint alleges that as a result of Defendants’ failure to implement robust cybersecurity controls, “a group of cybercriminals were able to infiltrate Defendants’ computer networks and steal for ransom confidential health data and source code among other things (‘Data Breach’).” Notwithstanding the Class Action Complaint’s generic reference to “Defendants,” Plaintiffs describe the Data Breach as UnitedHealth Group’s February 21, 2024 discovery that a suspected nation-state associated cyber security threat actor had gained access to some of the Change Healthcare information technology systems. Plaintiffs allege that as a direct result of the Data Breach, they were unable to submit claims through Patterson-supplied Eaglesoft software and, to date, have been unable to receive payments for claims submitted on February 20, 2024. While Plaintiffs assert that they use Eaglesoft to access Change Healthcare and Optum software to “integrate processing, prescriptions, billing and insurance,” the Class Action Complaint does not allege that Eaglesoft or any of Patterson’s IT systems or computer networks were accessed by any threat actor or were otherwise the subject of the alleged Data Breach. Notwithstanding the foregoing, Plaintiffs assert the following causes of action against all Defendants: negligence; “negligent interference with prospective economic advantage;” negligence per se; breach of implied contract; “breach of covenant of good faith and fair dealing;” and unjust enrichment. Plaintiffs purport to bring each claim on behalf of a nationwide class defined as: (i) “[a]ll healthcare providers in the United States whose use of Change Healthcare’s and Optum’s services were disrupted by the [D]ata [B]reach occurring in February 2024”; and (ii) “[a]ll healthcare providers in the United States whose use of Patterson Dental’s Eaglesoft’s services were disrupted by the [D]ata [B]reach occurring in February 2024.” Plaintiffs separately seek to certify a Delaware statewide class defined as: (i) “[a]ll healthcare providers in the state of Delaware whose use of Change Healthcare’s and Optum’s services were disrupted by the [D]ata [B]reach occurring in February 2024”; and (ii) “[a]ll healthcare providers in the state of Delaware whose use of Patterson Dental’s Eaglesoft’s services were disrupted by the [D]ata [B]reach occurring in February 2024.” Although the Class Action Complaint is the only known complaint related to the Data Breach that names Patterson as a defendant, similar complaints were filed in other jurisdictions against defendants UnitedHealth Group, Change Healthcare and Optum. Pursuant to an order dated June 7, 2024, the Judicial Panel on Multidistrict Litigation (“MDL”) transferred all such actions, including the Class Action Complaint, to the District of Minnesota for coordinated and consolidated pretrial proceedings. On January 15, 2025, Lead Plaintiffs’ counsel filed a consolidated MDL complaint in which Patterson was not named as a defendant and Plaintiffs were not named plaintiffs.
See also Note 12.
Note 12. Subsequent Event
The Company has received several demand letters from purported shareholders of the Company alleging failures to disclose material information in the preliminary proxy statement filed by the Company with the SEC in connection with the proposed Merger described in Note 1 above, which allegedly rendered the proxy statement false and misleading. Specifically, the demands allege, among other things, that the proxy statement failed to disclose material information regarding the sales process conducted by the Company, the Company’s financial projections and the financial analysis by the financial advisor to the Company’s Board of Directors, Guggenheim Securities, LLC. The Company believes the demands are without merit. The Company cannot predict the outcome of or estimate the loss or range of loss from these matters.
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
OVERVIEW OF TRANSACTION WITH PATIENT SQUARE
On December 10, 2024, Patterson entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Paradigm Parent, LLC, a Delaware limited liability company (“Parent”), and Paradigm Merger Sub, Inc., a Minnesota corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are indirect subsidiaries of funds managed and advised by Patient Square Capital, a dedicated health care investment firm. Upon the terms and subject to the conditions of the Merger Agreement, at closing (the “Effective Time”), Merger Sub will merge with and into Patterson, with Patterson continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). At the Effective Time, by virtue of the Merger, each share of common stock of the Company issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive $31.35 per share in cash. After the Merger, Patterson will cease to be a publicly traded company and will no longer be obligated to file periodic reports with the SEC.
The description of the Merger Agreement and the transactions contemplated thereby contained in this Quarterly Report on Form 10-Q are summaries only and are qualified in their entirety by reference to the full text of the Merger Agreement, which was included as Exhibit 2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2024.
The Merger is expected to close in April 2025, subject to the satisfaction of customary closing conditions, including (i) adoption and approval of the Merger Agreement, including the Merger, by holders of a majority of the Company’s shares of common stock then outstanding; (ii) consummation of the Merger not being restrained, enjoined or prohibited by any law or order of a court of competent jurisdiction or any other governmental entity; (iii) accuracy of the representations and warranties of Patterson, on the one hand, and Parent and Merger Sub, on the other hand, in the Merger Agreement, subject in some instances to materiality or “material adverse effect” qualifiers, at and as of the effective date of the Merger (except for representations and warranties that relate to a specific date or time); (iv) performance or compliance in all material respects by Patterson, on the one hand, and Parent and Merger Sub, on the other hand, of or with their respective covenants and agreements required to be performance or complied with by them under the Merger Agreement on or before the closing date of the Merger; and (v) absence of a continuing Company Material Adverse Effect (as defined in the Merger Agreement). The waiting period for the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has now expired. Closing of the Merger is not subject to a financing condition.

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
This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information concerning the proposed Merger and the ability to consummate the proposed Merger, our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts” or similar words. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these assumptions are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent releases or reports. These statements involve risks, estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in these statements and elsewhere in this report. These uncertainties include, but are not limited to, the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to obtain required shareholder approval, satisfy the other conditions to the consummation of the Merger or complete necessary financing arrangements; the risk that the Merger disrupts our current plans and operations or diverts management’s attention from its ongoing business; the effects of the Merger on our business, operating results, and ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom we do business; the risk that our stock price may decline significantly if the Merger is not consummated; the nature, cost and outcome of any legal proceedings related to the Merger; our dependence on suppliers to manufacture and supply substantially all of the products we sell; potential disruption of distribution capabilities, including service issues with third-party shippers; our dependence on relationships with sales representatives and service technicians to retain customers and develop business; risks of selling private label products, including the risk of adversely affecting our relationships with suppliers; adverse changes in supplier rebates or other purchasing incentives; the risk of technological and market obsolescence for the products we sell; the risk of failing to innovate and develop new and enhanced software and e-services products; our dependence on positive perceptions of Patterson’s reputation; risks associated with illicit human use of pharmaceutical products we distribute; risks inherent in acquiring and disposing of assets or other businesses and risks inherent in integrating acquired businesses; turnover or loss of key personnel or highly skilled employees; risks associated with information systems, software products and cyber-security attacks; risks inherent in our growing use of artificial intelligence systems to automate processes and analyze data; adverse impacts of wide-spread public health concerns as we experienced with the COVID-19 pandemic and may experience in the future; risks related to climate change; our ability to comply with restrictive covenants and other limits in our credit agreement; the risk that our governing documents and Minnesota law may discourage takeovers and business combinations; the effects of the highly competitive dental and animal health supply markets in which we compete; the effects of consolidation within the dental and animal health supply markets; risks from the formation or expansion of GPOs, provider networks and buying groups that may place us at a competitive disadvantage; exposure to the risks of the animal production business, including changing consumer demand, the cyclical livestock market, weather conditions, the availability of natural resources and other factors outside our control, and the risks of the companion animal business, including the possibility of disease adversely affecting the pet population; exposure to the risks of the health care industry, including changes in demand due to political, economic and regulatory influences and other factors outside our control; increases in over-the-counter sales and e-commerce options; risks of litigation and government inquiries and investigations, including the diversion of management’s attention, the cost of defending against such actions, the possibility of damage awards or settlements, fines or penalties, or equitable remedies (including but not limited to the revocation of or non-renewal of licenses) and inherent uncertainty; failure to comply with health care fraud or other laws and regulations; change and uncertainty in the health care industry; failure to comply with existing or future U.S. or foreign laws and regulations including those governing the distribution of pharmaceuticals and controlled substances; failure to comply with evolving data privacy laws and regulations; tax legislation; risks inherent in international operations, including currency fluctuations; and uncertain macro-economic conditions, including inflationary pressures.

The foregoing review of important factors that could cause actual results to differ from expectations should not be construed as exhaustive and should be read in conjunction with the information contained in this Quarterly Report on Form 10-Q and information contained or incorporated by reference in our Annual Report on Form 10-K for the year ended April 27, 2024 filed with the SEC on June 18, 2024 (including Part I, Item 1A (“Risk Factors”)), our definitive proxy statement for our 2024 annual meeting of shareholders filed with the SEC on August 2, 2024, and our recent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The information contained in this Quarterly Report on Form 10-Q is made only as of the date hereof, even if subsequently made available on our website or otherwise.
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
Any forward-looking statement made in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to release publicly any revisions to any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
OVERVIEW
Our financial information for the first nine months of fiscal 2025 is summarized in this Management’s Discussion and Analysis and the Condensed Consolidated Financial Statements and related Notes. The following background is provided to readers to assist in the review of our financial information.
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
We operate with a 52-53 week accounting convention with our fiscal year ending on the last Saturday in April. The third quarter of fiscal 2025 and 2024 represents the 13 weeks ended January 25, 2025 and January 27, 2024, respectively. Fiscal 2025 will include 52 weeks and fiscal 2024 included 52 weeks.
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
RESULTS OF OPERATIONS
QUARTER ENDED JANUARY 25, 2025 COMPARED TO QUARTER ENDED JANUARY 27, 2024
The following table summarizes our results as a percent of net sales:

	Three Months Ended
	January 25, 2025	January 27, 2024
Net sales	100.0%	100.0%
Cost of sales	79.6	78.3
Gross profit	20.4	21.7
Operating expenses	17.5	17.4
Operating income	2.9	4.3
Other income (expense)	(0.2)	(0.5)
Income before taxes	2.7	3.8
Income tax expense	0.7	0.9
Net income	2.0	2.9
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	2.0%	2.9%

Net Sales. Consolidated net sales for the three months ended January 25, 2025 were $1,572.4 million, a decrease of 2.7% from $1,616.1 million for the three months ended January 27, 2024. Foreign exchange rate changes had an unfavorable impact of 0.2% on current quarter net sales. Acquisitions contributed an increase in net sales of approximately 0.2%.
Dental segment net sales for the three months ended January 25, 2025 were $596.3 million, a decrease of 6.4% from $637.1 million for the three months ended January 27, 2024. Foreign exchange rate changes had an unfavorable impact of 0.4% on current quarter net sales. Current quarter net sales of consumables decreased 6.6%, net sales of equipment decreased 7.3%, and net sales of value-added services and other decreased 2.7%. The decrease in net sales of equipment was primarily within the digital and CAD/CAM categories, partially offset by increases in core equipment sales.
Animal Health segment net sales for the three months ended January 25, 2025 were $972.4 million, an increase of 0.5% from $967.3 million for the three months ended January 27, 2024. Foreign exchange rate changes had an unfavorable impact of 0.1% on current quarter net sales. Current quarter net sales of consumables increased 0.3%, net sales of equipment decreased 1.1%, and net sales of value-added services and other increased 11.1%. Acquisitions contributed an increase in Animal Health net sales of approximately 0.4%.
Gross Profit. The consolidated gross profit margin rate for the three months ended January 25, 2025 decreased 130 basis points to 20.4%. The decline was primarily attributable to margin pressure and mix in the Dental segment. The Corporate segment gross profit included the unfavorable impacts of interest rate changes on our customer financing portfolio in the current quarter. This interest rate impact was partially offset by a gain on associated interest rate swap agreements, which is reflected in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income. Gross profit was impacted in the current fiscal third quarter by a year-over-year increase in LIFO expense of $7.4 million, of which $3.8 million of the increase was in the Dental segment and $3.6 million of the increase was in the Animal Health segment.
Operating Expenses. Consolidated operating expenses for the three months ended January 25, 2025 were $275.4 million, a 2.0% decrease from the prior year quarter of $281.0 million. The consolidated operating expense ratio of 17.5% increased 10 basis points from the prior year quarter. The decrease in operating expenses was primarily attributable to discretionary spend management and lower payroll costs due in part to restructuring. These actions were partially offset by an increase in employee benefit expense due to medical claims and legal fees incurred in relation to the pending Merger.
Operating Income. For the three months ended January 25, 2025, operating income was $45.4 million, or 2.9% of net sales, as compared to $70.0 million, or 4.3% of net sales for the three months ended January 27, 2024. The decrease in operating income was driven primarily by lower margin in the Dental and Corporate segments, partially offset by discretionary spend management in operating expenses. Operating income was also impacted by a year-over-year increase in LIFO expense of $7.4 million, a $2.4 million year-over-year increase in legal expenses and a $4.0 million increase in employee benefit expense due to medical claims compared to the prior year period.
Dental segment operating income was $42.1 million and $53.6 million for the three months ended January 25, 2025 and January 27, 2024, respectively. The decrease in operating income was primarily attributable to lower net sales and gross profit as compared to the prior year quarter, partially offset by discretionary spend management in operating expenses.
Animal Health segment operating income was $32.0 million and $32.1 million for the three months ended January 25, 2025, and January 27, 2024, respectively.
Corporate segment operating loss was $28.6 million and $15.7 million for the three months ended January 25, 2025 and January 27, 2024, respectively. The change was primarily attributable to unfavorable impacts of interest rate changes on our customer financing portfolio and increases in operating expenses related to medical claims and legal fees in the current year quarter. This interest rate impact was partially offset by changes in the associated interest rate swap agreements, which were reflected in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Other Income (Expense). Net other expense was $2.6 million and $8.1 million for the three months ended January 25, 2025 and January 27, 2024, respectively. The decrease in net other expense was primarily attributable to favorable impacts of interest rate swaps as compared to the prior year quarter.

Income Tax Expense. The effective income tax rate for the three months ended January 25, 2025 was 27.2%, compared to 23.2% for the three months ended January 27, 2024. The increase in the rate is primarily due to the impact of provision to return adjustments in the prior year quarter as compared to the current quarter.
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
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the three months ended January 25, 2025 was $31.3 million, compared to $47.7 million for the three months ended January 27, 2024. Net income attributable to Patterson Companies, Inc. was impacted in the fiscal third quarter by a pre-tax year-over-year increase in LIFO expense of $7.4 million, a $2.4 million year-over-year pre-tax increase in legal expenses and a $4.0 million pre-tax increase in employee benefit expense due to medical claims compared to the prior year period. In addition, the year-over-year decrease in net income attributable to Patterson Companies, Inc. in the third quarter of fiscal 2025 was also related to lower sales of dental consumables and equipment and the continued negative impact of the widely reported cybersecurity attack on vendor Change Healthcare, within the value-added services category of the dental segment. Earnings per diluted share were $0.35 in the current quarter compared to $0.52 in the prior year quarter. Weighted average diluted shares outstanding in the current quarter were 89.1 million, compared to 92.5 million in the prior year quarter. Our payment of dividends is restricted under the terms of the Merger Agreement. As a result, we did not declare a dividend in the current quarter and do not anticipate further payment of dividends during the pendency of the Merger. The prior year quarter cash dividend declared was $0.26 per common share.
NINE MONTHS ENDED JANUARY 25, 2025 COMPARED TO NINE MONTHS ENDED JANUARY 27, 2024
The following table summarizes our results as a percent of net sales:

	Nine Months Ended
	January 25, 2025	January 27, 2024
Net sales	100.0%	100.0%
Cost of sales	79.9	79.2
Gross profit	20.1	20.8
Operating expenses	17.8	17.4
Operating income	2.3	3.4
Other income (expense)	(0.3)	(0.2)
Income before taxes	2.0	3.2
Income tax expense	0.5	0.8
Net income	1.5	2.4
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Patterson Companies, Inc.	1.5%	2.4%
Net Sales. Consolidated net sales for the nine months ended January 25, 2025 were $4,788.5 million, a 1.2% decrease from $4,845.6 million for the nine months ended January 27, 2024. Foreign exchange rate changes had a favorable impact of 0.1% on current period net sales. Acquisitions contributed an increase in net sales of approximately 0.1%.
Dental segment net sales for the nine months ended January 25, 2025 were $1,758.4 million, a 4.0% decrease from $1,830.8 million for the nine months ended January 27, 2024. Foreign exchange rate changes had an unfavorable impact of 0.2% on current period net sales. Current period net sales of consumables decreased 2.7%, net sales of equipment decreased 6.2%, and net sales of value-added services and other decreased 4.1%. The decrease in net sales of equipment was primarily within the digital and CAD/CAM categories.
Animal Health segment net sales for the nine months ended January 25, 2025 were $3,009.4 million, a 0.2% increase from $3,002.9 million for the nine months ended January 27, 2024. Foreign exchange rate changes had a favorable impact of 0.3% on current period net sales. Current period net sales of consumables declined less than 0.1%, net sales of equipment decreased 1.1%, and net sales of value-added services and other increased 13.0%.

Gross Profit. The consolidated gross profit margin rate for the nine months ended January 25, 2025 decreased 70 basis points from the prior year period to 20.1%. The decline was due primarily to an asset impairment charge of $6.9 million in our Dental software business and margin pressure and mix in the Dental segment. The Corporate segment gross profit included the favorable impacts of interest rate changes on our customer financing portfolio in the current year period. This interest rate impact was partially offset by a loss on associated interest rate swap agreements, which is reflected in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Operating Expenses. Consolidated operating expenses for the nine months ended January 25, 2025 were $849.1 million, a 0.6% increase from the prior year period of $844.0 million. The increase in operating expenses was primarily attributable to severance, medical claims, legal fees, and the write-off of the remaining balance of an inventory pre-payment. The inventory pre-payment was made in a period of supply chain disruptions and determined to be uncollectible in the second quarter of fiscal 2025. These increases were partially offset by lower travel and entertainment expenses due to discretionary spend management. The consolidated operating expense ratio of 17.8% increased 40 basis points from the prior year period, which was also driven by these same factors.
Operating Income. For the nine months ended January 25, 2025, operating income was $112.4 million, or 2.3% of net sales, as compared to $165.1 million, or 3.4% of net sales for the nine months ended January 27, 2024. The decrease in operating income was driven primarily by the Dental segment.
Dental segment operating income was $102.8 million for the nine months ended January 25, 2025, a decrease of $44.8 million from the prior year period. The decrease was primarily driven by decreases in net sales and gross profit, an asset impairment charge, the write-off of an inventory pre-payment, and severance in the current year period, partially offset by discretionary spend management.
Animal Health segment operating income was $87.0 million for the nine months ended January 25, 2025, a decrease of $1.2 million from the prior year period. The decrease was primarily driven by a decrease in gross profit, partially offset by lower operating expenses due to discretionary spend management during the nine months ended January 25, 2025.
Corporate segment operating loss was $77.3 million and $70.6 million for the nine months ended January 25, 2025 and January 27, 2024, respectively. The change was primarily attributable to increases in operating expenses including severance, medical claims, and legal fees, partially offset by increases in our equipment financing sales, including favorable impacts of interest rate changes on our customer financing portfolio, in the current year period as compared to the prior year period. This interest rate impact was partially offset by changes in the associated interest rate swap agreements, which were reflected in other income, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Other Income (Expense). Net other expense was $16.2 million and $9.2 million for the nine months ended January 25, 2025 and January 27, 2024, respectively. The change was driven by an increase in interest expense of $3.9 million and unfavorable impacts of interest rate swaps of $8.3 million as compared to the prior year period. These unfavorable impacts were partially offset by a gain on sale of our investment in VetSource of $3.8 million, and an increase to investment income and other of $1.4 million as compared to the prior year period.
Income Tax Expense. The effective income tax rate for the nine months ended January 25, 2025 and January 27, 2024 was 25.7% and 23.9%, respectively. The increase in the rate is primarily due to a less favorable impact of excess tax benefits associated with stock compensation in the current year as compared to the prior year.
Net Income Attributable to Patterson Companies, Inc. and Earnings Per Share. Net income attributable to Patterson Companies, Inc. for the nine months ended January 25, 2025 was $71.7 million, compared to $118.9 million for the nine months ended January 27, 2024. Earnings per diluted share were $0.81 in the current period compared to $1.26 in the prior year period. Weighted average diluted shares outstanding in the current period were 88.9 million, compared to 94.7 million in the prior year period. The current period dividend declared was $0.52 per common share, and the prior year period cash dividend declared was $0.78 per common share. Our payment of dividends is restricted under the terms of the Merger Agreement. As a result, we did not declare a dividend in the fiscal third quarter and do not anticipate further payment of dividends during the pendency of the Merger.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $735.1 million and $719.8 million for the nine months ended January 25, 2025 and January 27, 2024, respectively. Net cash used in operating activities for the nine months ended January

25, 2025 was primarily driven by the impact of our Receivables Securitization Program and changes in working capital.
Net cash provided by investing activities was $759.2 million and $718.0 million for the nine months ended January 25, 2025 and January 27, 2024, respectively. Collections of DPP receivables were $731.1 million and $770.3 million for the nine months ended January 25, 2025 and January 27, 2024, respectively. During the nine months ended January 25, 2025, we recorded cash receipts of $86.4 million from the sale of our investment in VetSource and used $12.0 million to acquire Infusion Concepts Limited and Mountain Vet Supply and pay holdbacks following our acquisition of substantially all of the assets of Relief Services for Veterinary Practitioners (RSVP) and Animal Care Technologies (ACT) and Dairy Tech, Inc. Capital expenditures were $46.4 million and $51.2 million during the nine months ended January 25, 2025 and January 27, 2024, respectively. We expect to use a total of approximately $60.0 million for capital expenditures in fiscal 2025.
Net cash used in financing activities for the nine months ended January 25, 2025 was $3.0 million, driven by $50.0 million for share repurchases and $69.2 million for dividend payments, partially offset by $116.0 million attributed to draws on our revolving line of credit. Cash received from the sale of VetSource was used to reduce the draw on our revolving line of credit. Net cash used in financing activities for the nine months ended January 27, 2024 was $34.1 million, driven primarily by dividend payments of $75.0 million and share repurchases of $214.6 million, partially offset by $286.0 million attributed to draws on our revolving line of credit. Our repurchase of shares and our payment of dividends are restricted under the terms of the Merger Agreement. As a result, we do not anticipate further repurchases of shares or payment of dividends during the pendency of the Merger.
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
As of January 25, 2025, $292.1 million was outstanding under the Amended Credit Agreement term loan at an interest rate of 5.53%, and $302.0 million was outstanding under the Amended Credit Agreement revolving credit facility at an interest rate of 5.52%. As of April 27, 2024, $295.5 million was outstanding under the Credit Agreement term loan at an interest rate of 6.54%, and $186.0 million was outstanding under the Credit Agreement revolving credit facility at an interest rate of 6.53%.
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
SUBSEQUENT EVENT
See Note 12 to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A in our 2024 Annual Report on Form 10-K filed June 18, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 25, 2025. Based upon their evaluation of these disclosure controls and procedures, the CEO and CFO concluded that the disclosure controls and procedures were effective as of January 25, 2025.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 25, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K for the fiscal year ended April 27, 2024, which could materially affect our business, financial condition or results of operations. We have also identified the following additional risk factors, which supplement those discussed in our Form 10-K:
Risk Factors related to the Proposed Merger
The proposed Merger is subject to approval of our shareholders as well as the satisfaction of other closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our shareholders. We can provide no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. Certain of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business and operations in the ordinary course of business consistent with past practice and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). Further, although there is no financing condition in the Merger Agreement, Parent has obtained equity and debt financing commitments, which it will use to consummate the transactions in accordance with the Merger Agreement. The obligations of the financing parties are subject to a number of customary conditions that must be satisfied prior to the completion of the Merger. As a result, we cannot assure you that the Merger will be completed, even if our shareholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.
We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our stock price as well as our business, financial results and/or operations.
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our shareholders failing to adopt the Merger Agreement, then our shareholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on Nasdaq and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a cash termination fee to Parent, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation related to the Merger.
If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.
We will be subject to various business uncertainties while the Merger is pending that may cause disruption.
Our efforts to complete the Merger could cause disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and key employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with existing and potential customers, suppliers and other third parties. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
The Merger Agreement may be terminated under various circumstances, including in connection with a Superior Proposal, and we would incur fees and expenses in connection with such termination.
Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee under specified conditions, including in the event Parent terminates the Merger Agreement before receipt of our shareholders’ approval due to a change in recommendation by our Board of Directors, in the event we terminate the Merger Agreement to enter into a Superior Proposal, or in the event we enter into an alternative transaction within twelve months of termination of the Merger Agreement in certain circumstances and the alternative transaction is consummated. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our shareholders than the Merger.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
Litigation challenging the Merger Agreement may be costly, distract management’s attention from the day-to-day operations of the business, and could prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent and/or making other claims in connection therewith. Such lawsuits may be brought by our shareholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, enjoined or prohibited by any law or order of a court of competent jurisdiction or any other governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe. Regardless of the outcome of any litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business.
We have also received several demand letters from purported shareholders of our company alleging failures to disclose material information in the preliminary proxy statement we filed with the SEC in connection with the proposed Merger, which allegedly rendered the proxy statement false and misleading. Specifically, the demands allege, among other things, that the proxy statement failed to disclose material information regarding the sales process we conducted, our financial projections and the financial analysis by the financial advisor to our Board of Directors, Guggenheim Securities, LLC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On March 11, 2024, the Board of Directors authorized a $500 million share repurchase program through March 16, 2027. As of January 25, 2025 there was $450.0 million remaining under the stock repurchase program. No shares were repurchased under the stock repurchase program during the third quarter of fiscal 2025. Our Credit Agreement permits us to declare and pay dividends, and repurchase shares, provided that no default or unmatured default exists and that we are in compliance with applicable financial covenants; however, our repurchase of shares and our payment of dividends are restricted under the terms of the Merger Agreement. As a result, we do not anticipate further repurchases of shares or payment of dividends during the pendency of the Merger.
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
During the three months ended January 25, 2025, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement and none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

2
Agreement and Plan of Merger by and among Paradigm Parent, Inc., Paradigm Merger Sub, Inc. and Patterson Companies, Inc., dated December 10, 2024 (incorporated by reference to our Current Report on Form 8-K, filed December 11, 2024 (File No. 000-20572)).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(Filed Electronically) The following financial information from our Quarterly Report on Form 10-Q for the period ended January 25, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.(*)

104	(Filed Electronically) The cover page from our Quarterly Report on Form 10-Q for the period ended January 25, 2025 is formatted in Inline XBRL (Extensible Business Reporting Language).(*)
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

PATTERSON COMPANIES, INC.
(Registrant)

Dated: February 26, 2025	By:	/s/ Kevin M. Barry
Kevin M. Barry
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)